Form 10-Q
period 2006-09-30
Western Union CO
filed 2006-11-08
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32903

THE WESTERN UNION COMPANY

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	20-4531180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12500 EAST BELFORD AVENUE ENGLEWOOD, CO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (866) 405-5012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of September 30, 2006, 766,456,165 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Transaction fees	$940.1	$853.9	$2,731.7	$2,458.1
Foreign exchange revenue	169.0	137.4	478.6	386.0
Commission and other revenues	31.3	28.0	86.7	75.6

Total revenues	1,140.4	1,019.3	3,297.0	2,919.7

Expenses:
Cost of services	626.0	528.5	1,779.4	1,523.8
Selling, general and administrative	177.3	148.1	541.4	440.6

Total expenses*	803.3	676.6	2,320.8	1,964.4

Operating income	337.1	342.7	976.2	955.3
Derivative gains/(losses), net	5.4	1.8	(21.8)	38.6
Foreign exchange effect on notes receivable from First Data, net	14.2	(0.8)	10.1	(10.6)
Interest income from First Data, net	12.2	5.1	35.7	14.3
Interest expense	(1.1)	—	(1.1)	—
Other income, net	12.1	2.5	29.5	8.3

Income before income taxes	379.9	351.3	1,028.6	1,005.9
Provision for income taxes	121.8	109.4	331.8	312.4

Net income	$258.1	$241.9	$696.8	$693.5

Earnings per share:
Basic	$0.34	$0.32	$0.91	$0.91
Diluted	$0.34	$0.32	$0.91	$0.91
Weighted-average shares outstanding:
Basic	763.9	763.9	763.9	763.9
Diluted	764.0	763.9	763.9	763.9

*	As further described in Note 3, total expenses include amounts paid to related parties of $110.1 million and $93.0 million for the three months ended September 30, 2006 and 2005, respectively, and $306.6 million and $264.2 million for the nine months ended September 30, 2006 and 2005, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$1,327.6	$510.2
Settlement assets	1,218.3	929.1
Receivables from First Data, net	—	192.8
Notes receivable from First Data	—	751.5
Property and equipment, net of accumulated depreciation of $206.2 and $183.6, respectively	157.8	82.4
Goodwill	1,600.7	1,618.0
Other intangible assets, net of accumulated amortization of $191.0 and $155.6, respectively	260.3	180.4
Other assets	473.9	342.0

Total assets	$5,038.6	$4,606.4

Liabilities and Stockholders’ (Deficiency)/Net Investment in The Western Union Company
Liabilities:
Accounts payable and accrued liabilities	$418.6	$238.6
Settlement obligations	1,216.5	926.7
Pension obligations	69.2	69.8
Deferred tax liability, net	268.8	248.1
Notes payable to First Data	—	163.5
Borrowings	3,499.6	—
Other liabilities	140.5	147.9

Total liabilities	5,613.2	1,794.6
Commitments and contingencies (Note 4)
Stockholders’ (Deficiency)/Net Investment in The Western Union Company:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 766.5 shares issued and outstanding at September 30, 2006	7.7	—
Capital deficiency	(525.4)	—
Net investment in The Western Union Company	—	2,873.9
Retained earnings/(deficit)	(1.5)	—
Accumulated other comprehensive loss	(55.4)	(62.1)

Total Stockholders’ (Deficiency)/Net Investment in The Western Union Company	(574.6)	2,811.8

Total Liabilities and Stockholders’ (Deficiency)/ Net Investment in The Western Union Company	$5,038.6	$4,606.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$696.8	$693.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24.8	23.8
Amortization	50.4	34.1
Deferred income tax provision	19.5	21.5
Realized (gain)/loss on derivative instruments	(4.1)	7.9
Other non-cash items, net	34.9	12.9
Decrease in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	(37.1)	(39.2)
Accounts payable and accrued liabilities	(6.4)	(9.0)
Other liabilities	(1.2)	(34.5)

Net cash provided by operating activities	777.6	711.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of contract costs	(106.7)	(9.4)
Capitalization of software development costs	(8.4)	(7.0)
Purchases of property and equipment	(42.5)	(23.2)
Notes receivable issued to agents	(140.0)	(8.4)
Proceeds from repayments of notes receivable issued to agents	12.8	—
Cash received/(paid) on maturity of foreign currency forwards	4.1	(7.9)
Purchase of equity method investments	—	(5.8)

Net cash used in investing activities	(280.7)	(61.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from/(to) affiliates of First Data	160.2	(525.7)
Dividends to First Data	(2,953.9)	—
Proceeds from issuance of debt	2,500.0	—
Repayments of notes payable to First Data	(154.5)	(227.0)
Notes payable issued to First Data	—	262.8
Proceeds from repayments of notes receivable from First Data	776.2	—
Additions to notes receivable from First Data	(7.5)	(374.7)

Net cash provided by/(used in) financing activities	320.5	(864.6)

Net change in cash and cash equivalents	817.4	(215.3)
Cash and cash equivalents at beginning of period	510.2	469.7

Cash and cash equivalents at end of period	$1,327.6	$254.4

Supplemental cash flow and non-cash activities information:
Notes issued in conjunction with dividend to First Data, net of debt issuance costs and discount	$995.1	$—
Net liabilities and (assets) transferred from First Data in connection with the September 29, 2006 spin-off	148.2	—
Interest paid (primarily to First Data, prior to the September 29, 2006 spin-off)	3.1	0.1
Income taxes paid (primarily to First Data, prior to the September 29, 2006 spin-off)	312.4	290.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) / NET INVESTMENT IN THE WESTERN UNION COMPANY

(Unaudited)

(in millions)

	Common Stock		Net Investment in The Western Union Company	Capital Deficiency	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficiency)/ Net Investment in The Western Union Company
	Shares	Amount
Balance, January 1, 2005	—	—	$1,994.5	—	—	$(60.0)	1,934.5
Net income	—	—	927.4	—	—	—	927.4
Dividends to First Data	—	—	(417.2)	—	—	—	(417.2)
Capital contributed by First Data	—	—	369.2	—	—	—	369.2
Unrealized losses on investment securities, net of tax	—	—	—	—	—	(2.2)	(2.2)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4.8)	(4.8)
Minimum pension liability adjustment, net of tax of $2.7	—	—	—	—	—	4.9	4.9

Balance, December 31, 2005	—	—	2,873.9	—	—	(62.1)	2,811.8
Net income	—	—	698.3	—	(1.5)	—	696.8
Dividends to First Data	—	—	(4,097.2)	—	—	—	(4,097.2)
Conversion of net investment in The Western Union Company into capital deficiency	765.3	7.7	525.0	(532.7)	—	—	—
Stock-based compensation	1.2	—	—	7.3	—	—	7.3
Unrealized losses on investment securities, net of tax	—	—	—	—	—	(0.4)	(0.4)
Unrealized gains on hedging activities, net of tax	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	7.0	7.0

Balance, September 30, 2006	766.5	$7.7	$—	$(525.4)	$(1.5)	$(55.4)	$(574.6)

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Formation of the Entity and Basis of Presentation

The spin-off by First Data Corporation (“First Data”) of its money transfer and consumer payments business to The Western Union Company (“Western Union” or the “Company”) became effective on September 29, 2006 through a distribution of 100% of the common stock of The Western Union Company to the holders of record of First Data’s common stock (the “Distribution”). The Distribution was pursuant to a separation and distribution agreement by which First Data contributed to The Western Union Company the subsidiaries that operated its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate. The Company has received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders, First Data and Western Union.

The Western Union business consists of the following segments:

•	Consumer-to-consumer—provides money transfer services between consumers, primarily through a global network of third-party agents using its multi-currency, real-time money transfer processing systems. This service is available for both international cross-border transfers—that is, the transfer of funds from one country to another and intra-country transfers—that is, money transfers from one location to another in the same country.

•	Consumer-to-business—focuses on payments from consumers to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies, through Western Union’s network of third-party agents and various electronic channels. This service is generally available only within the United States.

All businesses that have not been classified into the consumer-to-consumer or consumer-to-business segments are reported as “Other” and include the Company’s money order and prepaid services businesses. The Company’s money order business sells Western Union branded money orders issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, to consumers at non-bank retail locations. Western Union’s prepaid service business markets a Western Union branded prepaid debit card and provides top-up services for third parties that allow consumers to pay in advance for mobile phone and other services. Also included in “Other” are certain expenses incurred by Western Union to effect the spin-off.

The primary entities providing the services described above are Western Union Financial Services, Inc. (“WUFSI”), Vigo Remittance Corp. (“Vigo”), Orlandi Valuta, E Commerce Group and Paymap, Inc. There are additional legal entities included in the Condensed Consolidated Financial Statements of The Western Union Company, including First Financial Management Corporation (“FFMC”), WUFSI’s immediate parent company.

Various aspects of the Company’s services and businesses are subject to U.S. federal, state and local regulation, as well as regulation by foreign jurisdictions, including banking regulations in certain foreign countries.

As of September 30, 2006, Western Union has two four-year labor contracts (both expiring August 6, 2008) with the Communications Workers of America, AFL-CIO representing approximately 20% of the Company’s workforce.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Spin-off from First Data

In order to effect the spin-off from First Data, on September 27, 2006, prior to being contributed to the Company, FFMC entered into a $2.4 billion bridge financing facility with a syndicate of lenders and declared and paid a $2.4 billion dividend to First Data, as sole stockholder in FFMC, by execution and delivery of a promissory note to First Data. On September 29, 2006, FFMC borrowed an aggregate amount of $2.4 billion under the bridge facility and used the proceeds to settle the outstanding promissory note issued to First Data.

On September 27, 2006, the Company entered into an unsecured, revolving credit facility with a syndicate of lenders. On September 29, 2006, the Company borrowed $100 million on such revolving credit facility and transferred the proceeds to First Data, issued notes to First Data of $1.0 billion and issued 765,255,273 shares of its common stock to First Data, all in consideration for the contribution of First Data’s money transfer and consumer payments businesses and related subsidiaries, including FFMC. Immediately following completion of the spin-off, First Data exchanged the $1.0 billion in notes with two financial institutions for indebtedness of First Data that these two financial institutions held at that time. The financial institutions then received the proceeds from the subsequent sale of the notes in a private offering. Refer to Note 9 for more information on the borrowings of the Company.

As the money transfer and consumer payments businesses, which were contributed by First Data to the Company, have already been reflected in the Company’s historical financial statements as if such businesses had always been a part of the Company, the total amount of the cash and debt securities transferred to First Data of $3.5 billion, including the $2.4 billion dividend declared by FFMC, has been reflected as a dividend to First Data in the Condensed Consolidated Financial Statements.

The remaining approximately $602 million reflected as a dividend to First Data was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in one of the Company’s agents which had already been reflected as part of the Company, settlement of net intercompany receivables (exclusive of certain intercompany notes discussed in the following paragraph), and transfers of certain liabilities, net of assets.

The Company also settled certain intercompany notes receivable and payable with First Data along with related interest and currency swap agreements associated with such notes as part of the spin-off. The net settlement of the principal and related swaps resulted in a net cash inflow of $724.0 million to the Company’s cash flows from financing activities. The net settlement of interest on such notes receivable and payable of $40.7 million was reflected in cash flows from operating activities in the Company’s Condensed Consolidated Statement of Cash Flows.

Amounts included in “Retained earnings/(deficit)” reflect the Company’s earnings subsequent to the spin-off date of September 29, 2006.

Basis of Presentation

The accompanying Condensed Consolidated Interim Financial Statements are unaudited and are prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.

The unaudited Condensed Consolidated Financial Statements in this quarterly report for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to the Company as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. However, the combined financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

flows had Western Union been a stand-alone company during the periods presented. The results of operations for the three and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future period as a result of the presentation described above.

In the opinion of management, these Condensed Consolidated Financial Statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2006 and for all periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s combined financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 included within the Company’s registration statement on Form 10, as amended. Significant accounting policies disclosed therein have not changed.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Earnings Per Share

The calculation of basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Prior to September 29, 2006, all outstanding shares of Western Union were owned by First Data. Accordingly, for all periods prior to the completion of the Distribution on September 29, 2006, basic and diluted earnings per share are computed using Western Union’s shares outstanding as of that date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested and shares have been transferred in settlement of stock unit awards.

Prior to completion of the Distribution, First Data converted options, restricted stock awards, and restricted stock units held by First Data and Western Union employees. For First Data employees, one replacement First Data option and one Western Union option was distributed for every First Data option held prior to the spin-off. For Western Union employees, outstanding First Data options were converted to substitute options to purchase Western Union common stock at a conversion ratio of 2.1955 options to purchase Western Union common stock for every option to purchase First Data common stock prior to the spin-off. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the fair market value per share as of the spin-off date. Refer to Note 11, “Stock Compensation Plans,” for a more detailed discussion of our stock-based compensation plans.

As of September 30, 2006, there were outstanding options to purchase 20.8 million shares of Western Union stock, for which the exercise price of the options exceeded or was equal to the Company’s stock price. Accordingly, these options are excluded from the diluted earnings per share calculation.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of diluted weighted average shares outstanding, and only considers the potential dilution for stock options, restricted stock awards and restricted stock units for the period subsequent to the spin-off date of September 29, 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted-average shares	763.9	763.9	763.9	763.9
Common stock equivalents existing after the spin-off	0.1	—	—	—

Diluted weighted-average shares outstanding	764.0	763.9	763.9	763.9

Significant Non-Cash Financing and Investing Activities

In connection with the spin-off, the Company executed the following transactions which involved no cash:

•	The Company issued $1.0 billion in notes to First Data in partial consideration for the contribution by First Data to the Company of its money transfer and consumer payments businesses (Note 9). The Company did not receive any proceeds from the subsequent private offering of the notes.

•	First Data transferred to the Company its headquarters in Englewood, Colorado and certain other fixed assets with a net book value of $66.5 million.

•	The Company transferred to First Data certain investments with a net book value of $20.9 million.

•	The Company reclassified certain tax and employee-related obligations from intercompany liabilities totaling $193.8 million.

•	First Data distributed 765.3 million shares of Western Union’s common stock to holders of First Data common stock.

Stock-Based Compensation

Prior to the spin-off, employees of Western Union participated in First Data’s stock-based compensation plans. The Company currently has a stock-based compensation plan that grants Western Union stock options, restricted stock awards and restricted stock units to employees and other key individuals who perform services for the Company. In addition, the Company has a stock-based compensation plan that provides for grants of Western Union stock options and stock unit awards to non-employee directors of the Company.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method. SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been adjusted. Prior to the adoption of SFAS No. 123R, the Company followed Accounting Principles Board (“APB”) Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. Refer to Note 11 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS No. 123R.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of the adoption of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. SFAS No. 158 also requires a plan’s funded status to be measured at the employer’s fiscal year-end. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements of SFAS No. 158 are effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for the Company in 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No.158 but does not expect it to have a material impact due to the frozen status of the Company’s defined benefit pension plans. However, the Company will need to change its measurement date from September 30 to December 31 no later than 2008.

2. Acquisitions and Disposals

In October 2005, First Data acquired 100% of GMT Group, Inc. (“GMT”), the owner of Vigo, a provider of consumer-to-consumer money transfer services to various countries, for approximately $369.2 million, including cash acquired of $20.1 million. GMT was contributed to Western Union in connection with the spin-off. The results of Vigo’s operations have been included in the Condensed Consolidated Financial Statements since the acquisition date. The purchase price allocation resulted in $83.6 million of identifiable intangible assets, which are being amortized over 3.5 to 11 years, except for acquired trademarks aggregating $28.6 million, which are being amortized over 25 years. Goodwill of $285.2 million was recorded in connection with the acquisition of GMT, none of which is expected to be deductible for tax purposes.

In August 2003, the Company acquired a 51% ownership interest in EPOSS Limited (“Eposs”), a United Kingdom based seller of prepaid products in Europe, for $12.2 million, including cash acquired of $9.2 million. The purchase price allocation resulted in identifiable intangible assets of $7.2 million and goodwill of $28.0 million. In the fourth quarter of 2005, Western Union recorded a goodwill impairment charge of $8.7 million due to a change in strategic direction. In the second quarter 2006, the Company sold its majority interest in EPOSS Limited. The fair value of net assets on disposition approximated the net book value subsequent to the recognition of the goodwill impairment charge noted above.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Related Party Transactions

Related Party Transactions with First Data

The Condensed Consolidated Statements of Income prior to the spin-off include expense allocations for certain corporate functions historically provided to Western Union by First Data. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item or cost to be allocated.

Charges for functions historically provided to Western Union by First Data are primarily attributable to First Data’s performance of many shared services that the Company benefited from prior to the spin-off, of which certain of these services continue to be provided through transition services agreements as described below. In addition, prior to the spin-off, the Company also participated in certain First Data insurance, benefit and incentive plans, and it received services directly related to the operations of its businesses such as call center services, credit card processing, printing and mailing. The Condensed Consolidated Statements of Income reflect charges from First Data and its affiliates for these services of $55.3 million and $48.5 million for the three months ended September 30, 2006 and 2005, respectively, and $152.4 million and $135.7 million for the nine months ended September 30, 2006 and 2005, respectively. Included in the charges above are amounts recognized for stock-based compensation expense, as well as net periodic benefit income associated with the Company’s pension plans.

The Company has entered into certain transition services agreements with First Data pursuant to which First Data and Western Union are providing each other with a variety of administrative services for a period of time following the spin-off. Services provided by First Data to Western Union include data center hosting, disaster recovery and monitoring services, call center support, network connectivity, system support, information security system support, payroll, benefits and human resources. Services provided by Western Union to First Data include call center support, benefits resource support, software development and support, and network connectivity. Western Union and First Data have agreed to make each service available to the other on an as-needed basis for a period of time not to exceed one year following September 29, 2006, the date of the spin-off. The fees charged by Western Union and First Data are based on either cost plus or local market conditions for comparable services. As of September 30, 2006, minimal costs had been incurred under these agreements.

Western Union and First Data entered into a number of commercial service agreements in connection with the spin-off pursuant to which First Data or its subsidiaries and Western Union are providing services to each other. Services provided by First Data to Western Union include producing and mailing cards and other material on behalf of Western Union, check printing services, check clearing and remittance processing services, lockbox and escheatment services, interactive voice response and maintenance support, transaction validation services, hosting and operating banking software in its data center, access to a risk management application, software development services and payroll card services. Services provided by Western Union to First Data include providing bill payment processing services and payment services. The costs charged by Western Union and First Data for these services are based upon either cost plus or local market conditions for comparable services. These agreements have terms ranging from one to six years. As of September 30, 2006, minimal costs had been incurred under these agreements, as the agreements became effective in connection with the spin-off on September 29, 2006.

First Data and Western Union entered into agreements beginning on September 29, the date of the spin-off with respect to subleasing certain properties to each other. All subleases, the majority of which are subject to renewal within the next two years, are priced at levels reflecting either market rates or the pro-rata share of square footage utilized. First Data has subleased property to Western Union in various states and countries including Georgia, Maryland, New Zealand and Ireland. Western Union has subleased property to First Data in California, Colorado, Florida, Georgia, Texas, India, Japan, South Africa and United Arab Emirates.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Related Party Transactions

The Company has ownership interests in certain of its agents, all of which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the three months ended September 30, 2006 and 2005 totaled $54.8 million and $44.5 million, respectively, and $154.2 million and $128.5 million for the nine months ended September 30, 2006 and 2005, respectively.

4. Commitments and Contingencies

In the normal course of business, Western Union is subject to claims and litigation. Management of Western Union believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a materially adverse effect on Western Union’s financial position, results of operations or cash flows. Western Union accrues for loss contingencies as they become probable and estimable.

On August 21, 2006, the Interregional Inspectorate No. 50 of the Federal Tax Service of the Russian Federation for the City of Moscow (“Tax Inspectorate”) issued a tax audit report to OOO Western Union MT East (“MT East”), an indirect wholly owned subsidiary of the Company, asserting claims for the underpayment of Russian Value Added Taxes (“VAT”) related to the money transfer activities of MT East in Russia during 2003 and 2004. On October 24, 2006, the Tax Inspectorate issued its final decision for tax assessment and tax demand notices to MT East for approximately $20 million, including a 20% penalty and applicable interest to date. The Company believes that the services provided in Russia by MT East qualify as banking services which are exempt from Russian VAT and intends to defend this position vigorously in Russian courts. In the event MT East is unsuccessful in defending its position, the Tax Inspectorate likely would commence a tax audit of periods subsequent to 2004 and assert a position similar to the position reflected in the current assessment. As of September 30, 2006, the Company has not accrued any potential loss or associated penalties and interest in connection with the Tax Inspectorate’s claim based on the current status of the claim and the Company’s belief that such services qualify as banking services which are not subject to VAT.

Western Union is subject to unclaimed or abandoned property (escheat) laws in the United States and abroad. These laws require the Company to turn over to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time, such as unredeemed money transfers. The Company holds property subject to escheat laws and the Company has an ongoing program to comply with the laws. The Company is subject to audits with regard to its escheatment practices.

In 2002, Affiliated Computer Services (“ACS”) notified First Data of its intent to audit First Data’s escheatment practices (and those of all its subsidiaries) on behalf of 19 states (the “ACS States”). The ACS States have subsequently increased to 44 states. However, the ACS States have agreed to allow First Data and its subsidiaries to conduct an internal examination of their escheatment practices utilizing third-party experts. First Data has independently entered into Voluntary Disclosure Agreements with four other states (the “VDA States”). Like the ACS States, the VDA States agreed to allow First Data and its subsidiaries to conduct their own internal review in place of an audit by the states.

First Data completed the majority of its internal review in December 2005. As a result of that review, and in addition to amounts already recorded, the Company recognized an $8.2 million pretax charge in the fourth quarter of 2005 for domestic and international escheatment liabilities (portions of this charge are not scheduled to be remitted until periods beyond 2006). Western Union and First Data have agreed that First Data will continue discussions with the ACS States and VDA States on behalf of Western Union and is authorized to settle the escheat liabilities within specified parameters.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Western Union expects that the internal review and related discussions will be completed in 2007. Any difference between the amounts accrued by the Company and those claimed by a state or foreign jurisdiction will be reflected in the periods in which any resolutions occur.

5. Settlement Assets and Settlement Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements. The difference in the aggregate amount of settlement assets and obligations is due to cumulative unrealized net investment gains and losses.

Settlement assets and obligations are comprised of the following (in millions):

	As of September 30, 2006	As of December 31, 2005
Settlement assets:
Cash and cash equivalents	$416.1	$183.9
Receivables from selling agents, net	647.9	593.4
Investment securities	154.3	151.8

	$1,218.3	$929.1

Settlement obligations:
Money transfer and payment services payables	$715.5	$535.9
Payables to agents	501.0	390.8

	$1,216.5	$926.7

6. Other Comprehensive Income

The components of other comprehensive income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$258.1	$241.9	$696.8	$693.5
Unrealized gain (loss) on investment securities	0.4	0.2	(0.4)	1.7
Unrealized gain on hedging activities	0.1	—	0.1	—
Foreign currency translation adjustment	3.2	0.7	7.0	4.2

Total other comprehensive income	$261.8	$242.8	$703.5	$699.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Employee Benefit Plans

The Company’s Board of Directors approved The Western Union Company Incentive Savings Plan (“401(k)”) as of September 29, 2006, covering eligible non-union employees of Western Union. Employees that make voluntary contributions to this plan receive up to a 4% Western Union matching contribution. All matching contributions are immediately 100% vested. In addition, Western Union’s Board of Directors adopted a non-qualified deferred compensation plan for highly compensated employees. The plan provides tax-deferred contributions, matching and the restoration of Company matching contributions otherwise limited under the 401(k). No amounts have been charged to expense in connection with the plans as of September 30, 2006 since both plans were adopted on September 29, 2006 and, therefore, no matching contributions were made.

Also, in connection with the spin-off, Western Union adopted The Western Union Company Senior Executive Incentive Plan(“SEIP”), which will become effective on January 1, 2007 and will allow Western Union to make annual cash-based awards to eligible senior executives based on performance against goals established at the beginning of each year by the Compensation and Benefits Committee of the Company’s Board of Directors.

The Company also has a 401(k) plan covering its union employees and two frozen defined benefit pension plans covering retirees, certain non-union management and union employees which were not impacted by the spin-off. The following table provides the components of net periodic benefit expense for the defined benefit pension plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest costs	$6.2	$6.4	$18.6	$19.2
Expected return on plan assets	(7.5)	(8.4)	(22.4)	(25.3)
Amortization	1.1	0.7	3.2	2.0

Net periodic benefit expense	$(0.2)	$(1.3)	$(0.6)	$(4.1)

8. Derivative Financial Instruments

The Company is exposed to risks relating to fluctuations in foreign currency exchange rates, primarily the euro and British pound, related to forecasted revenues and also on settlement assets and obligations. The Company’s policy is to minimize its exposure related to adverse changes in foreign currency exchange rates while prohibiting speculative or market-making activities. The Company uses longer-term foreign currency forward contracts, generally with maturities of one year or less, to mitigate some of the risk related to forecasted revenues. Short-term foreign currency forward contracts, generally with maturities of less than two weeks, are utilized to offset foreign exchange rate fluctuations on settlement assets and settlement obligations between transaction initiation and settlement.

The Company previously restated its financial statements for certain derivatives originally intended to qualify as cash flow hedges in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149 (“SFAS No. 133”). On September 29, 2006, the Company either settled its outstanding derivatives that were determined to not qualify for hedge accounting or offset such derivatives with new derivatives that were not designated as hedges in accordance with SFAS No. 133. In addition, on September 29, 2006, the Company entered into new derivative contracts in accordance with its revised foreign currency derivatives and hedging processes, which were designated and qualify as cash flow hedges under SFAS No. 133. Due to the short duration between execution of these contracts and the balance sheet date, changes in the fair value of these derivative instruments were not significant.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes all derivative instruments in the “Other assets” and “Other liabilities” captions in the accompanying Condensed Consolidated Balance Sheets at their fair value. Changes in the fair value of derivatives, which are designated and qualify as cash flow hedges, are recorded in other comprehensive income (loss) and reclassified into revenue in the same period or periods the hedged item affects earnings to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portion of the change in fair value that is considered ineffective, primarily changes in the fair value due to changes in interest rate differentials between the two currencies, and any change in fair value during periods in which the instrument is not designated as a hedge are recognized immediately in “Derivative gains/(losses), net.” Derivative contracts entered into to reduce the variability related to settlement assets and obligations are not designated as hedges for accounting purposes and, as such, changes in their fair value are included in operating expenses consistent with foreign exchange rate fluctuations on the related settlement assets and obligations.

For derivatives designated as hedges (i.e. foreign currency forward contracts generally with maturities of one year or less used to mitigate some of the risks related to forecasted revenues), the details of the hedging relationship are formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows, and effectiveness is continually evaluated on a retrospective and prospective basis. The Company assesses the effectiveness of its hedges based on changes in the spot rate of the affected currencies; accordingly, the primary ineffectiveness that could be recorded in earnings is the interest rate differential mentioned earlier.

As of September 30, 2006, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk related to future revenues is 12 months. Therefore, all gains or losses in accumulated other comprehensive loss related to the forward contracts are expected to be reclassified into revenue within the next 12 months. No amounts have been reclassified into earnings as a result of the underlying transaction no longer being considered probable of occurring within the specified time period.

Western Union does not believe its derivative financial instruments expose it to more than a nominal amount of credit risk as the counterparties are established, well-capitalized financial institutions with credit ratings of “A” or better from major rating agencies. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. Western Union performs a review of the credit risk of these counterparties at the inception of the hedge, on a quarterly basis and as circumstances warrant. Western Union also monitors the concentration of its contracts with any individual counterparty. Western Union anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. Western Union’s exposures are in liquid currencies, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

The aggregate United States dollar equivalent notional amount of foreign currency forward contracts held by the Company with external third parties as of the balance sheet dates are as follows (in millions):

	As of September 30, 2006	As of December 31, 2005
Contracts not designated as hedges:
Euro	$207.1	$497.8
British pound	39.0	82.0
Other	48.0	78.1
Contracts designated as hedges:
Euro	286.7	—
British pound	61.1	—

As of September 30, 2006 and December 31, 2005, the carrying value and fair value of Western Union’s foreign currency forward contracts with external third parties was a $7.8 million net liability and an $18.3 million net asset, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate notional amount of foreign currency swap arrangements held by the Company with First Data affiliates totaled 238.1 million euros at December 31, 2005. The fair market value of these swaps ($7.2 million asset as of December 31, 2005) was settled in cash along with the related notes receivable in connection with the spin-off on September 29, 2006 (Note 1).

9. Borrowings

The Company’s and its subsidiary’s outstanding borrowings at September 30, 2006 consisted of the following (in millions):

September 30, 2006
Short-term:
Revolving credit facility	$100.0
Bridge loan facility, due September 2007	2,400.0

Long-term:
5.930% notes, due 2016	999.6

Total borrowings	$3,499.6

No borrowings existed at December 31, 2005. The Company’s obligations under all of its financing facilities, as described below, rank equally.

Revolving Credit Facility

On September 27, 2006, the Company entered into a five-year unsecured revolving credit facility, which includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The Revolving Credit Facility contains certain covenants that limit or restrict the ability of the Company and other significant subsidiaries to incur debt, collateralize, sell, assign, transfer or otherwise dispose of specified assets, or enter into specified sale and leaseback transactions. The Company is also required to maintain compliance with a consolidated interest coverage ratio covenant. In addition, until the amount of indebtedness of the Company’s subsidiaries is below an amount specified in the Revolving Credit Facility, FFMC fully and unconditionally guarantees the obligations of the Company under the agreement. On September 29, 2006, the Company made an initial borrowing under the Revolving Credit Facility in an aggregate principal amount equal to $100.0 million in connection with the spin-off. The unused commitment on the Revolving Credit Facility as of September 30, 2006 was $1.4 billion.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using LIBOR plus an interest rate margin. A facility fee is also payable quarterly on the total facility, regardless of usage (6 basis points as of September 30, 2006). The facility fee percentage is determined

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

based on the Company’s credit rating assigned by Standard & Poor’s Ratings Services (“S&P”) and/or Moody’s Investor Services, Inc. (“Moody’s”). In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee based upon such ratings is payable to the lenders on the aggregate outstanding borrowings (5 basis points as of September 30, 2006). As of September 30, 2006, the Company’s interest rate on its outstanding borrowing was 5.51%.

Bridge Loan

On September 27, 2006, FFMC entered into an unsecured bridge financing facility in an aggregate principal amount of $2.4 billion (the “Bridge Loan”) with a syndicate of lenders. On September 29, 2006, FFMC borrowed under the Bridge Loan an aggregate principal amount equal to $2.4 billion in connection with the spin-off. The Bridge Loan matures on September 26, 2007 and contains certain covenants that limit or restrict the ability of FFMC and other significant subsidiaries to incur debt, collateralize, sell, assign, transfer or otherwise dispose of specified assets, or enter into specified sale and leaseback transactions.

Interest due under the Bridge Loan is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, the applicable interest rate is calculated using LIBOR plus an interest rate margin. A facility fee is also payable quarterly on the total facility, regardless of usage (6 basis points as of September 30, 2006). The facility fee percentage is determined based on the Company’s credit rating assigned by S&P and/or Moody’s. As of September 30, 2006, the Company’s interest rate under the Bridge Loan was 5.51%.

Notes

On September 29, 2006, the Company issued to First Data $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016 (the “Notes”) in partial consideration for the contribution by First Data to the Company of its money transfer and consumer payments businesses in connection with the spin-off. The Notes were issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. Immediately after the spin-off, First Data exchanged the Notes with two financial institutions for indebtedness of First Data that the financial institutions held at that time. The financial institutions then sold the Notes in transactions exempt from the registration requirements of the Securities Act of 1933. The Company did not receive any of the proceeds from the subsequent private sale of the Notes.

Interest on the Notes is payable semiannually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.93%. The indenture governing the Notes contains covenants that limit or restrict the ability of the Company and other significant subsidiaries to incur debt, collateralize, sell, assign, transfer or otherwise dispose of specified assets, or enter into sale and leaseback transactions. The Company may redeem the Notes at any time prior to maturity at the applicable treasury rate plus 20 basis points. FFMC has fully and unconditionally guaranteed the obligations of the Company under the indenture agreement. The guarantee will terminate if the amount of indebtedness of the Company’s subsidiaries is reduced below an amount specified in the Notes.

In connection with the issuance of the Notes on September 29, 2006, the Company entered into a Registration Rights Agreement which will give the holders of the Notes certain exchange and registration rights with respect to the Notes.

Commercial Paper Program

On November 3, 2006, the Company established a commercial paper program pursuant to which the Company is authorized to issue unsecured commercial paper notes (the “Commercial Paper Notes”) in an amount not to exceed $1.5 billion outstanding at any time. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Income Taxes

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to its foreign business which was restructured in 2003. The Company’s tax reserves reflect what it believes to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. Any difference from the Company’s position as recorded in its financial statements and the final resolution of a tax issue will be reflected in the Company’s income tax expense in the period during which the issue is resolved. Such resolution could also affect the Company’s effective tax rate in future periods.

To address certain tax aspects of the 2003 restructuring of the Company’s international operations, discussions were initiated with the Internal Revenue Service (“IRS”) pursuant to the IRS’s Advance Pricing Agreement, or “APA,” Program. The Company, however, was notified by the IRS in late October 2006 that it will not be able to conclude an arrangement acceptable to the Company through the APA Program and, therefore, expects that the tax aspects of the 2003 restructuring will be addressed as part of the ongoing federal income tax audit.

The Company has benefited from the 2003 restructuring by having its income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates rather than the U.S. and state combined statutory tax rate. The amount of taxes attributable to such rate differential cumulatively totaled $190.7 million through September 30, 2006.

At September 30, 2006, no provision had been made for U.S. federal and state income taxes on foreign earnings of approximately $771.6 million, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11. Stock Compensation Plans

Stock Compensation Plans After the Spin-Off and Conversion of Existing Awards Under First Data Plans

Prior to and in connection with the spin-off, on September 28, 2006 the Company adopted, and First Data as its sole stockholder prior to the spin-off approved The Western Union Company 2006 Long-Term Incentive Plan (“2006 LTIP”) and The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (“2006 Director Plan”). The 2006 LTIP provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards, to employees and other key individuals who perform services for the Company. The 2006 Director Plan provides for the granting of equity-based awards to non-employee directors of the Company.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options granted under the 2006 LTIP are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and vest over four equal annual increments beginning 12 months after the date of grant. Compensation expense related to stock options is recognized over the requisite service period. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees, who have shorter requisite service periods ending when the employees become retirement eligible.

Restricted stock awards and units granted under the 2006 LTIP typically become 100% vested on the three year anniversary of the grant date. The fair value of the awards granted is measured based on the fair market value of the shares on the date of grant, and the related compensation expense is recognized over the requisite service period which is the same as the vesting period. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP. On September 29, 2006, the Company issued 6.3 million options and 1.1 million restricted stock awards and units to certain employees of the Company under the 2006 LTIP.

On September 29, 2006, the Company awarded a founders’ grant of either restricted stock awards or units to certain employees who are not otherwise eligible to receive stock-based awards under the 2006 LTIP. These awards vest in two equal annual increments beginning 12 months from the grant date. The fair value of the awards granted is measured based on the when-issued trading price of the Company’s common stock of $19.13 at closing on the grant date and is recognized ratably over the vesting period. Included in the 1.1 million restricted stock awards and units issued under the 2006 LTIP described above, were 0.3 million restricted stock awards or units issued in connection with the founders’ grant.

Options granted under the 2006 Director Plan are issued at prices equal to the fair market value of Western Union common stock at the grant date, have 10-year terms, and vest immediately. Since options and stock units under this plan vest immediately, compensation expense is recognized on the date of grant based on the fair market value of the awards when granted. Awards under the plan may be settled immediately unless the participant elects to defer the receipt of the common shares under applicable plan rules. A maximum of 1.5 million shares of common stock may be awarded under the 2006 Director Plan. On September 29, 2006, the Company issued 0.2 million options and 0.1 million unrestricted stock units to non-employee directors of the Company.

At the time of the spin-off, First Data converted stock options, restricted stock awards, and restricted stock units (collectively, “Stock-Based Awards”) on First Data stock held by First Data and Western Union employees. For First Data employees, one replacement First Data Stock-Based Award and one Western Union Stock-Based Award were distributed for every First Data Stock-Based Award held prior to the spin-off, which maintained both the pre-conversion aggregate intrinsic value and the ratio of the exercise price per share to the fair market value per share. For Western Union employees, outstanding First Data Stock-Based Awards were converted to new Western Union Stock-Based Awards at a conversion ratio of 2.1955 Western Union Stock-Based Awards for every First Data Stock-Based Award held prior to the spin-off. The conversion was based on the pre-distribution First Data closing price with due bills of $42.00 relative to the Western Union when-issued closing price of $19.13 on September 29, 2006. The new Western Union Stock-Based Awards maintained both the pre-conversion aggregate intrinsic value of each option and the ratio of the exercise price per share to the fair market value per share. Substantially all converted Stock-Based Awards are subject to the terms and conditions applicable to the original First Data stock options, restricted stock awards and restricted stock units. These Western Union options are considered to have been issued under the 2006 LTIP.

The conversion of each First Data stock option to 2.1955 Western Union stock options constituted a modification of those stock option awards under the provisions of SFAS No. 123R. Stock-based compensation relating to the incremental fair value between First Data awards held prior to the spin-off and Western Union awards subsequent to the modification resulted in additional stock based

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compensation charges of $3.4 million of which $1.8 million was recognized in September 2006, and $1.6 million will be recognized over the remaining vesting period of the associated modified unvested options.

The substitute stock options, representing those stock options held by Western Union employees that were converted from First Data stock options to Western Union options at a conversion ratio of 2.1955, have exercise prices equal to the fair market value of a share of common stock on the grant date and substantially all have a term of 10 years. The substitute stock options maintained their original vesting schedules. Generally, these stock options had an original vesting schedule of four years and vested ratably in four equal annual increments. A similar conversion process was completed to determine the number of the Company’s restricted stock awards and restricted stock units substituted on September 29, 2006 to replace First Data restricted stock awards and restricted stock units held prior to the spin-off. The restricted stock awards and restricted stock units also maintain their original vesting schedules.

After the spin-off, the Company will receive all cash proceeds related to the exercise of Western Union stock options held by First Data employees; however, First Data will recognize all associated expense and resulting tax benefit relating to such stock options. The Company recognizes compensation expense, receives all cash proceeds and retains all tax benefits relating to Western Union awards held by Western Union employees.

First Data Stock Options and Employee Stock Purchase Plan Rights

Prior to the Distribution, Western Union participated in the First Data plans that provided for the granting of stock options to employees and other key individuals who performed services for the Company. Options granted under the First Data plans were issued with exercise prices equivalent to the fair market value of First Data common stock on the dates of grant, substantially all had 10-year terms and became exercisable in four equal annual increments beginning 12 months after the dates of grant. The requisite service period for stock options was the same as the vesting period, with the exception of retirement eligible employees who have shorter requisite service periods ending when the employees become retirement eligible. Compensation expense related to stock options was recognized over the requisite service period, except as discussed further under “Stock-Based Compensation” below for certain options granted prior to the adoption of SFAS No. 123R.

In October 1996, First Data instituted an employee stock purchase plan (“ESPP”). Amounts accumulated through payroll deductions elected by eligible employees were used to make quarterly purchases of First Data common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 in accordance with the provisions of SFAS No. 123R. Western Union has not adopted an Employee Stock Purchase Plan.

First Data received all cash proceeds and realized and retained all tax benefits related to the exercise of stock options and ESPP shares sold by Western Union employees during all periods prior to the spin-off.

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the nine months ended September 30, 2006 is as follows (options and aggregate intrinsic value in millions). All awards have been adjusted to reflect the conversion ratio as of the date of the spin-off, as all stock options prior to the spin-off were options in First Data stock. Approximately 51.2 million Western Union stock options were distributed to First Data employees on September 29, 2006.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2006
	Options	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	17.3	$16.87
Granted	10.7	$19.49
Western Union options issued to First Data employees on spin-off date	51.2	$17.46
Exercised	(3.6)	$15.93
Cancelled / forfeited	(0.1)	$19.40
Transfer from First Data, net (a)	4.3	$17.39

Outstanding at September 30,	79.8	$17.67	7	$328.7

Western Union options exercisable at September 30,	59.0	$16.97	6	$323.8

(a)	Transfer from First Data, net represents stock options held by First Data employees who became employees of Western Union during the year or on the date of the spin-off.

The conversion factor for the number of shares and exercise price for the information displayed above is the ratio of the First Data pre-distribution closing stock price with due bills ($42.00) to the Company’s when-issued stock price on the date of the spin-off ($19.13).

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $18.3 million and $5.5 million, respectively.

Restricted Stock Awards and Restricted Stock Units

During the first quarter of 2006, First Data issued restricted stock awards or restricted stock units to certain employees which were contingent upon the achievement of certain performance criterion which were met on the date of the Distribution. The awards vest at a rate of 33% per year on the anniversary date of the grant. The fair value of the awards granted in February 2006 was measured based on the fair market value of the shares on the date of grant and is being amortized over three years.

In February 2005, First Data awarded to two of its executives, who are currently executives of Western Union, an aggregate of 85,000 shares of First Data restricted common stock. The unvested balance was converted to 139,963 shares of Western Union restricted stock based on the conversion ratio at the date of and in connection with the spin-off. The stock awards vest at a rate of 25% per year on the anniversary date of the grant if the executives are still employed by the Company at the time. The fair value of the 2005 grant of $3.4 million was recorded based on the fair market value of the shares on the date of grant and is being amortized over four years.

In February 2004, First Data awarded to two of its executives, who are currently executives of Western Union, an aggregate of 100,000 shares of restricted common stock, which was subsequently converted to 219,550 shares of Western Union restricted stock based on the conversion ratio at the date of and in connection with the spin-off. The stock awards vest if the executives are still employed on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of Western Union’s common stock on the New York Stock Exchange is equal to or greater than $31.8833 per share. The fair value of the 2004 grant of $4.1 million was recorded based on the fair market value of the shares on the date of grant and is being amortized over five years.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Approximately 1.1 million restricted stock awards and units were distributed to First Data employees on September 29, 2006. A summary of First Data restricted stock award and unit activity relating to Western Union employees for the nine months ended September 30, 2006 and restricted stock awards and units issued to First Data employees on the spin-off date based on the conversion ratio established at the date of the spin is as follows (awards/units in millions):

	Nine Months Ended September 30, 2006
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	0.2	$18.42
Granted	1.9	$19.49
Western Union unvested restricted stock awards and units issued to First Data employees on spin-off date	1.1	$20.49
Vested	(0.1)	$18.25
Forfeited	—	$21.77

Non-vested at September 30,	3.1	$19.82

Stock-Based Compensation

In December 2005, First Data accelerated vesting of all outstanding unvested stock options granted by First Data to its officers and employees under First Data’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce stock-based compensation expense that otherwise likely would be recorded in future periods following the adoption of SFAS No. 123R. The Company recognized compensation expense of $1.8 million during the fourth quarter of 2005 resulting from accelerated vesting. The Company must recognize compensation expense related to any awards outside of the First Data 2002 Long-Term Incentive Plan that are not fully vested as of January 1, 2006, as well as options granted after that date under either the First Data plan or the Western Union plans.

As discussed in Note 1, effective January 1, 2006, the Company adopted SFAS No. 123R following the modified prospective method. The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Condensed Consolidated Statements of Income resulting from First Data stock options, restricted stock awards, restricted stock units, as well as ESPP rights for Western Union employees for the three and nine month periods ended September 30, 2006 (in millions). A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Income before income taxes	$(10.2)	$(16.3)
Income tax benefit from stock-based compensation expense	3.8	6.1

Net income	$(6.4)	$(10.2)

Earnings per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

There was no stock-based compensation capitalized during the nine months ended September 30, 2006. In addition, the Company was allocated stock compensation expense of $0.7 million and $6.8 million during the three and nine months ended September 30, 2006, respectively, related to employees of First Data providing administrative services to the Company prior to the spin-off.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For periods prior to the adoption of SFAS No. 123R, pro forma information regarding the Company’s net income is required by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as if the Company had accounted for its employee stock options in First Data stock under the fair value method prescribed by SFAS No. 123. The Company’s pro forma information for the three and nine month periods ended September 30, 2005, which reflects compensation expense equal to the fair value of the options, restricted stock awards and ESPP rights for Western Union employees recognized over their vesting periods, is as follows (in millions):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income	$241.9	$693.5
Restricted stock expense included in reported net income, net of tax	0.2	0.4
SFAS No. 123 expense, net of tax	(4.0)	(12.2)

Pro forma net income	$238.1	$681.7

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported earnings per share – basic	$0.32	$0.91
Reported earnings per share – diluted	$0.32	$0.91
Pro forma earnings per share – basic	$0.31	$0.89
Pro forma earnings per share – diluted	$0.31	$0.89

Certain of the Company’s employee stock-based compensation awards have terms that provide for vesting to continue after retirement. Prior to the adoption of SFAS No. 123R, the Company accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS No. 123 pro forma disclosures. Upon adoption of SFAS No. 123R, compensation cost is being recognized over a shorter period that ends with retirement eligibility. The impact of applying SFAS No. 123R requirements for accelerated expense recognition would have impacted pro forma SFAS No. 123 compensation expense, net of tax, by benefits of $0.1 million and $0.3 million during the three and nine months ended September 30, 2005, respectively.

As of September 30, 2006, there was $59.4 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of four years, and there was $28.1 million of total unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of three years.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of First Data stock options and ESPP rights granted to Western Union employees for the three and nine months ended September 30, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options granted (post-spin grants):
Weighted average risk-free interest rate	4.64%	—	4.64%	—
Weighted average dividend yield	0.21%	—	0.21%	—
Volatility	26.5%	—	26.5%	—
Expected term (in years)	7	—	7	—
Weighted average fair value	$7	—	$7	—

Stock options granted (pre-spin grants):
Weighted average risk-free interest rate	4.80%	4.04%	4.62%	4.01%
Weighted average dividend yield	0.55%	0.59%	0.58%	0.57%
Volatility	22.5%	30.0%	23.5%	34.2%
Expected term (in years)	5	5	5	6
Weighted average fair value	$11	$13	$12	$15

ESPP:
Weighted average risk-free interest rate	5.03%	3.44%	4.85%	2.88%
Weighted average dividend yield	0.55%	0.59%	0.56%	0.58%
Volatility	22.9%	18.7%	23.0%	18.9%
Expected term (in years)	0.25	0.25	0.25	0.25
Weighted average fair value	$9	$8	$9	$8

For periods presented prior to the spin-off date of September 29, 2006, all stock-based compensation awards were made by First Data, and used First Data assumptions for volatility, dividend yield and term. Western Union assumptions, which are described in the paragraphs below, were utilized for Western Union’s September 29, 2006 stock-based compensation awards.

Expected volatility—Western Union’s expected weighted-average volatility of 26.5% was determined based on the calculated historical peer group volatility for companies in similar industries, stage of life cycle, and market capitalization since there is not sufficient historical volatility data for Western Union common stock. Expected volatility for the Company’s September 29, 2006 grant, which varies by group based on the expected option term, was 28.4% for the Board of Directors and executives and 24.8% for non-executive employees. Beginning in 2006, First Data used the implied volatility method for estimating expected volatility for all stock options granted and ESPP rights. First Data calculated its implied volatility on a daily basis using a Black-Scholes option pricing model, incorporating the market prices of a variety of traded options, the market price of First Data stock, the exercise price and remaining term of the traded options, the expected dividends and the risk-free rate.

Expected dividend yield— The management of Western Union expects the Company’s annual dividend yield to be 0.21%, based on Western Union’s closing stock price on the date of spin. This assumed annual dividend rate of four cents per common share is subject to board approval. First Data’s dividend yield is the calculation of the annualized First Data dividend amount of $0.24 divided by a rolling 12 month average First Data stock price as of the most recent grant date for which First Data granted options to Western Union employees.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Expected term—Western Union’s expected term is 5.8 years for non-executive employees, and 7.5 years for the Board of Directors and executives. The Company’s expected term of options was based upon, among other things, historical exercises (including the exercise history of First Data’s awards), the vesting term of the Company’s options, the cancellation history of the Company’s employees options in First Data stock and the options’ contractual term of ten years. First Data has also aggregated stock option awards into classes. For each class, the expected term is primarily based on the results of a study performed on the historical exercise and post-vesting employment termination behavior for similar grants. First Data’s expected terms were as follows: 4.5 years for non-executive employees, 7 years for the Board of Directors and 7.5 years for its executives. The expected term of ESPP rights were determined to be 0.25 years as purchase rights are achieved over the course of the quarter in which the employee participated in the ESPP. Once the shares have been purchased, the employee can sell their respective shares.

Risk-free interest rate—The risk-free rate for stock options granted during the period is determined by using a U.S. Treasury rate for the period that coincided with the expected terms listed above. The risk-free rate for ESPP rights was determined using a 3-month maturity U.S. Treasury bond rate for the 90-day period that coincided with the expected terms listed above.

The assumptions used to calculate the fair value of options granted will be evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption will be accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. In the future, as more historical data is available to calculate the volatility of Western Union stock and the actual terms Western Union employees hold options, expected volatility and expected term may change which could substantially change the grant-date fair value of future stock option awards and, ultimately, the recorded compensation expense.

12. Segments

The Company classifies its businesses into two reportable segments: consumer-to-consumer and consumer-to-business.

•	The consumer-to-consumer reporting segment provides money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems.

•	The consumer-to-business reporting segment provides payments from consumers to billers through a network of third-party agents and other various electronic channels, including the telephone and Internet.

All businesses that have not been classified into consumer-to-consumer or consumer-to-business, primarily the Company’s money order and prepaid services businesses, and certain expenses incurred in connection with the spin-off are reported as “Other.” The Company previously operated internet auction payments, messaging and international prepaid cellular top-up businesses. These three businesses, representing aggregated revenues in 2005 of $28.9 million and an operating loss before taxes of $16.2 million, were shut down or sold in 2005 and early 2006 and are included in “Other.” Due to the immaterial nature of these three businesses, they have not been presented separately as discontinued operations.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Transaction fees and foreign exchange revenue for the nine months ended September 30, 2006 were impacted by the seasonal nature of the consumer-to-consumer segment. Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Consumer-to-Consumer:
External revenue
Transaction fees	$783.6	$695.8	$2,253.0	$1,985.8
Foreign exchange revenue	168.6	137.0	477.5	385.0
Other revenues	9.0	8.3	24.5	19.6

	$961.2	841.1	2,755.0	2,390.4
Consumer-to-Business:
External revenue
Transaction fees	146.8	143.0	444.5	422.8
Foreign exchange revenue	0.4	0.4	1.1	1.0
Other revenues	10.6	8.7	28.5	24.6

	157.8	152.1	474.1	448.4
Other:
External revenue
Transaction fees	9.7	15.1	34.2	49.5
Commission and other revenues	11.7	11.0	33.7	31.4
Internal revenue	—	1.2	0.9	3.9

	21.4	27.3	68.8	84.8
Eliminations	—	(1.2)	(0.9)	(3.9)

Total revenues	$1,140.4	$1,019.3	$3,297.0	$2,919.7

Operating income:
Consumer-to-Consumer	$280.2	$283.1	$796.8	$778.1
Consumer-to-Business	53.8	56.6	166.0	168.6
Other	3.1	3.0	13.4	8.6

Total operating income	$337.1	$342.7	$976.2	$955.3

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Guarantor Financial Information

FFMC fully and unconditionally guarantees the Company’s obligations under the Notes and the Revolving Credit Facility entered into on the date of the spin-off (Note 9) until the amount of indebtedness of the Company’s subsidiaries is below an amount specified in the Revolving Credit Facility and the Notes. The following are the Condensed Consolidating Statements of Income for The Western Union Company, FFMC and the non-guarantor subsidiaries for the three and nine months ended September 30, 2006 and 2005, the Condensed Consolidating Balance Sheets as of September 30, 2006 and December 31, 2005, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2006 and 2005. These condensed consolidating financial statements reflect both The Western Union Company’s and FFMC’s ownership interests in the entities as if the spin-off had occurred at the beginning of all periods presented.

The Condensed Consolidating Statement of Income for the three months ended September 30, 2006 (in millions):

	The Western Union Company	Guarantor - FFMC	Non -Guarantors	Eliminations	Total
Revenues:
Transaction fees	$—	$—	$940.1	$—	$940.1
Foreign exchange revenue	—	—	169.0	—	169.0
Commission and other revenues	—	—	184.9	(153.6)	31.3

Total revenues	—	—	1,294.0	(153.6)	1,140.4
Expenses:
Cost of services	—	—	627.3	(1.3)	626.0
Selling, general and administrative	—	—	329.6	(152.3)	177.3

Total expenses	—	—	956.9	(153.6)	803.3

Operating income	—	—	337.1	—	337.1
Derivative gains, net	—	—	5.4	—	5.4
Foreign exchange effect on notes receivable from First Data, net	—	—	14.2	—	14.2
Interest income from First Data, net	—	—	12.2	—	12.2
Interest expense	(0.4)	(0.7)	—	—	(1.1)
Other income/(expense), net	258.4	237.5	12.1	(495.9)	12.1

Income before taxes	258.0	236.8	381.0	(495.9)	379.9
(Benefit)/provision for taxes	(0.1)	(0.3)	122.2	—	121.8

Net income	$258.1	$237.1	$258.8	$(495.9)	$258.1

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidating Statement of Income for the three months ended September 30, 2005 (in millions):

	The Western Union Company	Guarantor - FFMC	Non - Guarantors	Eliminations	Total
Revenues:
Transaction fees	$—	$—	$853.9	$—	$853.9
Foreign exchange revenue	—	—	137.4	—	137.4
Commission and other revenues	—	—	171.5	(143.5)	28.0

Total revenues	—	—	1,162.8	(143.5)	1,019.3
Expenses:
Cost of services	—	—	528.5	—	528.5
Selling, general and administrative	—	—	291.6	(143.5)	148.1

Total expenses	—	—	820.1	(143.5)	676.6

Operating income	—	—	342.7	—	342.7
Derivative gains, net	—	—	1.8	—	1.8
Foreign exchange effect on notes receivable from First Data, net	—	—	(0.8)	—	(0.8)
Interest income from First Data, net	—	—	5.1	—	5.1
Other income/(expense), net	241.9	226.3	2.5	(468.2)	2.5

Income before taxes	241.9	226.3	351.3	(468.2)	351.3
Provision for taxes	—	—	109.4	—	109.4

Net income	$241.9	$226.3	$241.9	$(468.2)	$241.9

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidating Statement of Income for the nine months ended September 30, 2006 (in millions):

	The Western Union Company	Guarantor - FFMC	Non - Guarantors	Eliminations	Total
Revenues:
Transaction fees	$—	$—	$2,731.7	$—	$2,731.7
Foreign exchange revenue	—	—	478.6	—	478.6
Commission and other revenues	—	—	542.8	(456.1)	86.7

Total revenues	—	—	3,753.1	(456.1)	3,297.0
Expenses:
Cost of services	—	—	1,783.1	(3.7)	1,779.4
Selling, general and administrative	—	—	993.8	(452.4)	541.4

Total expenses	—	—	2,776.9	(456.1)	2,320.8

Operating income	—	—	976.2	—	976.2
Derivative losses, net	—	—	(21.8)	—	(21.8)
Foreign exchange effect on notes receivable from First Data, net	—	—	10.1	—	10.1
Interest income from First Data, net	—	—	35.7	—	35.7
Interest expense	(0.4)	(0.7)	—	—	(1.1)
Other income/(expense), net	697.1	649.0	29.5	(1,346.1)	29.5

Income before taxes	696.7	648.3	1,029.7	(1,346.1)	1,028.6
(Benefit)/provision for taxes	(0.1)	(0.3)	332.2	—	331.8

Net income	$696.8	$648.6	$697.5	$(1,346.1)	$696.8

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidating Statement of Income for the nine months ended September 30, 2005 (in millions):

	The Western Union Company	Guarantor - FFMC	Non - Guarantors	Eliminations	Total
Revenues:
Transaction fees	$—	$—	$2,458.1	$—	$2,458.1
Foreign exchange revenue	—	—	386.0	—	386.0
Commission and other revenues	—	—	496.3	(420.7)	75.6

Total revenues	—	—	3,340.4	(420.7)	2,919.7
Expenses:
Cost of services	—	—	1,523.8	—	1,523.8
Selling, general and administrative	—	—	861.3	(420.7)	440.6

Total expenses	—	—	2,385.1	(420.7)	1,964.4

Operating income	—	—	955.3	—	955.3
Derivative gains, net	—	—	38.6	—	38.6
Foreign exchange effect on notes receivable from First Data, net	—	—	(10.6)	—	(10.6)
Interest income from First Data, net	—	—	14.3	—	14.3
Other income/(expense), net	693.5	658.7	8.3	(1,352.2)	8.3

Income before taxes	693.5	658.7	1,005.9	(1,352.2)	1,005.9
Provision for taxes	—	—	312.4	—	312.4

Net income	$693.5	$658.7	$693.5	$(1,352.2)	$693.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidating Balance Sheet as of September 30, 2006 (in millions):

	The Western Union Company	Guarantor - FFMC	Non - Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$1,327.6	$—	$1,327.6
Settlement assets	—	—	1,218.3	—	1,218.3
Property and equipment, net	65.0	—	92.8	—	157.8
Goodwill	—	—	1,600.7	—	1,600.7
Other intangible assets, net	—	—	260.3	—	260.3
Other assets	11.0	0.3	462.6	—	473.9
Investment in subsidiaries	474.3	2,700.8	—	(3,175.1)	—

Total assets	$550.3	$2,701.1	$4,962.3	$(3,175.1)	$5,038.6

Liabilities and Stockholders’ (Deficiency)/Net Investment in The Western Union Company
Liabilities:
Accounts payable and accrued liabilities	$23.1	$0.6	$394.9	$—	$418.6
Settlement obligations	—	—	1,216.5	—	1,216.5
Pension obligations	—	—	69.2	—	69.2
Deferred tax liability, net	2.2	(0.2)	266.8	—	268.8
Borrowings	1,099.6	2,400.0	—	—	3,499.6
Other liabilities	—	—	140.5	—	140.5

Total Liabilities	1,124.9	2,400.4	2,087.9	—	5,613.2
Stockholders’ (Deficiency)/Net Investment in The Western Union Company:
Preferred Stock	—	—	—	—	—
Common Stock	7.7	—	—	—	7.7
Capital Deficiency	(525.4)	357.4	2,931.0	(3,288.4)	(525.4)
Net investment in The Western Union Company	—	—	—	—	—
Retained earnings/(deficit)	(1.5)	(1.3)	(1.2)	2.5	(1.5)
Accumulated other comprehensive loss	(55.4)	(55.4)	(55.4)	110.8	(55.4)

Total Stockholders’ (Deficiency)/Net Investment in The Western Union Company	(574.6)	300.7	2,874.4	(3,175.1)	(574.6)

Total Liabilities and Stockholders’ (Deficiency)/Net Investment in The Western Union Company	$550.3	$2,701.1	$4,962.3	$(3,175.1)	$5,038.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidating Balance Sheet as of December 31, 2005 (in millions):

	The Western Union Company	Guarantor - FFMC	Non - Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$510.2	$—	$510.2
Settlement assets	—	—	929.1	—	929.1
Receivables from First Data, net	—	—	192.8	—	192.8
Notes receivable from First Data	—	—	751.5	—	751.5
Property and equipment, net	—	—	82.4	—	82.4
Goodwill	—	—	1,618.0	—	1,618.0
Other intangible assets, net	—	—	180.4	—	180.4
Other assets	—	—	342.0	—	342.0
Investment in subsidiaries	2,811.8	2,617.1	—	(5,428.9)	—

Total assets	$2,811.8	$2,617.1	$4,606.4	$(5,428.9)	$4,606.4

Total Liabilities and Stockholders’ (Deficiency)/Net Investment in The Western Union Company
Liabilities:
Accounts payable and accrued liabilities	$—	$—	$238.6	$—	$238.6
Settlement obligations	—	—	926.7	—	926.7
Pension obligations	—	—	69.8	—	69.8
Deferred tax liability, net	—	—	248.1	—	248.1
Notes payable to First Data	—	—	163.5	—	163.5
Other liabilities	—	—	147.9	—	147.9

Total liabilities	—	—	1,794.6	—	1,794.6
Stockholders’ (Deficiency)/ Net Investment in The Western Union Company:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Capital deficiency	—	—	—	—	—
Net investment in The Western Union Company	2,873.9	2,692.5	2,873.9	(5,566.4)	2,873.9
Accumulated other comprehensive loss	(62.1)	(75.4)	(62.1)	137.5	(62.1)

Total Stockholders’ (Deficiency)/Net Investment in The Western Union Company	2,811.8	2,617.1	2,811.8	(5,428.9)	2,811.8

Total Liabilities and Stockholders’ (Deficiency)/Net Investment in The Western Union Company	$2,811.8	$2,617.1	$4,606.4	$(5,428.9)	$4,606.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2006 (in millions):

	The Western Union Company	Guarantor -FFMC	Non - Guarantors	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$2,856.2	$400.1	$783.0	$(3,261.7)	$777.6
Cash flows from investing activities
Capitalization of contract costs	—	—	(106.7)	—	(106.7)
Capitalization of software development costs	—	—	(8.4)	—	(8.4)
Purchases of property and equipments	—	—	(42.5)	—	(42.5)
Notes receivable issued to agents	—	—	(140.0)	—	(140.0)
Proceeds from repayments of notes receivable issued to agents	—	—	12.8	—	12.8
Cash received on maturity of foreign currency forwards	—	—	4.1	—	4.1

Net cash used in investing activities	$—	$—	$(280.7)	$—	$(280.7)

Cash flows from financing activities
Advances (to)/ from affiliates of First Data	(2.3)	—	162.5	—	160.2
Dividends to First Data	(2,953.9)	(2,800.1)	(461.6)	3,261.7	(2,953.9)
Proceeds from issuance of debt	100.0	2,400.0	—	—	2,500.0
Repayments of notes payable to First Data	—	—	(154.5)	—	(154.5)
Proceeds from repayments of notes receivable from First Data	—	—	776.2	—	776.2
Additions to notes receivable from First Data	—	—	(7.5)	—	(7.5)

Net cash (used in)/provided by financing activities	$(2,856.2)	$(400.1)	$315.1	$3,261.7	$320.5

Net change in cash and cash equivalents	—	—	817.4	—	817.4
Cash and cash equivalents at beginning of year	—	—	510.2	—	510.2

Cash and cash equivalents at end of year	$—	$—	$1,327.6	$—	$1,327.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2005 (in millions):

	The Western Union Company	Guarantor -FFMC	Non - Guarantors	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$711.0	$—	$711.0
Cash flows from investing activities
Capitalization of contract costs	—	—	(9.4)	—	(9.4)
Capitalization of software development costs	—	—	(7.0)	—	(7.0)
Purchases of property and equipments	—	—	(23.2)	—	(23.2)
Notes receivable issued to agents	—	—	(8.4)	—	(8.4)
Cash paid on maturity of foreign currency forwards	—	—	(7.9)	—	(7.9)
Purchase of equity method investments	—	—	(5.8)	—	(5.8)

Net cash used in investing activities	$—	$—	$(61.7)	$—	$(61.7)

Cash flows from financing activities
Advances to affiliates of First Data	—	—	(525.7)	—	(525.7)
Repayments of notes payable to First Data	—	—	(227.0)	—	(227.0)
Notes payable issued to First Data	—	—	262.8	—	262.8
Additions to notes receivable from First Data	—	—	(374.7)	—	(374.7)

Net cash used in financing activities	$—	$—	$(864.6)	$—	$(864.6)

Net change in cash and cash equivalents	—	—	$(215.3)	—	$(215.3)
Cash and cash equivalents at beginning of year	—	—	469.7	—	469.7

Cash and cash equivalents at end of year	$—	$—	$254.4	$—	$254.4

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the “Company” or “Western Union”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under “Risk Factors” of the Company’s Information Statement included within Form 10, as amended, and filed September 11, 2006. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate; the impact of our spin-off from First Data Corporation (“First Data”); changes in immigration laws, patterns and other factors related to immigrants; technological changes, particularly with respect to e-commerce; our ability to attract and retain qualified key employees; changes in foreign exchange rates, including the impact of foreign exchange spreads on money transfer transactions; adverse movements and volatility in debt and equity capital markets; political conditions and related actions by the United States and abroad which may adversely affect the Company’s businesses and economic conditions as a whole; continued growth in the money transfer market and other markets in which we operate at rates approximating recent levels; our ability to maintain our agent network; successfully managing credit and fraud risks from our agents and consumers; liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments; changes in domestic or foreign laws, rules and regulations as well as Internal Revenue Service or other governmental agencies’ interpretations thereof; changes in accounting standards, rules and interpretations; competition with banks and other nonbank money transfer services providers; our ability to grow our core businesses; our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products; mergers, acquisitions and integration of acquired businesses into the Company; decisions to downsize, sell or close units or otherwise change the business mix; and management’s ability to manage these and other risks.

Overview

We are a leading provider of money transfer services, operating in two business segments:

•	Consumer-to-consumer money transfer services, provided primarily through a global network of agents using our multi-currency, real-time money transfer processing systems. This service is available for both international cross-border transfers—that is, the transfer of funds from one country to another and intra-country transfers—that is, money transfers from one location to another in the same country.

•	Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies (all sometimes referred to as “billers”) through our network of third-party agents and various electronic channels. Consumer-to-business payment services are generally available only within the United States.

Businesses not considered part of the segments described above are categorized as “Other” and generated approximately 2% of our total revenue for the three and nine months ended September 30, 2006, respectively, and 2% and 3% of our total revenue for the three and nine months ended September 30, 2005, respectively.

Significant Financial and Other Highlights

Significant financial and other highlights for the three and nine months ended September 30, 2006 include:

•	We generated $1,140.4 million and $3,297.0 million in total Consolidated Revenues, and $258.1 million and $696.8 million in Consolidated Net Income, respectively.

•	We completed 37.6 million and 107.5 million consumer-to-consumer transactions worldwide, growing 24% and 27% over the comparable periods in the prior year, respectively. Excluding transactions relating to Vigo Remittance Corporation, or “Vigo,” which was acquired in October 2005, consumer-to-consumer transactions increased 15% and 18%, respectively.

•	We completed 59.4 million and 180.1 million consumer-to-business transactions, resulting in growth over the corresponding periods in the prior year of 8% and 15%, respectively.

•	Our spin-off from First Data was completed on September 29, 2006. As such, profit and cash flow comparisons with the prior year are and will continue to be meaningfully impacted by the fact that, up until September 29, 2006, we were a segment of First Data, while now we are a stand alone public company. In particular, interest expense and corporate overhead costs will be higher in the future than they were in the past.

The Separation of Western Union from First Data

The spin-off by First Data of its money transfer and consumer payments businesses to us became effective on September 29, 2006 through a distribution of 100% of the common stock of The Western Union Company to the holders of record of First Data’s common stock (the “Distribution”). The Distribution was pursuant to the separation and distribution agreement by which First Data contributed to The Western Union Company the subsidiaries that operated its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate. We have received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders, First Data and Western Union. First Data distributed all of the shares of Western Union common stock as a dividend on First Data common stock as of the record date for the Distribution.

In connection with the spin-off, we transferred to First Data approximately $3.5 billion in the form of a combination of cash and our debt securities, which included a dividend paid to First Data in the form of a promissory note from our subsidiary, FFMC, in an aggregate principal amount of $2.4 billion, which we subsequently settled through borrowings under a bridge loan facility as part of the Distribution, the issuance of $1.0 billion in Western Union notes, and a cash payment to First Data of $100.0 million, which was financed through borrowings under the $1.5 billion revolving credit facility that we entered into on the spin-off date. The remaining approximately $602 million reflected as a dividend to First Data in the Company’s Condensed Consolidated Statements of Stockholders’ (Deficiency)/Net Investment in The Western Union Company was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in one of our agents which had already been reflected as part of our Company, settlement of net intercompany receivables (exclusive of certain intercompany notes as described in the following paragraph), and transfers of certain liabilities, net of assets.

We also settled certain intercompany notes receivable and payable with First Data along with related interest and currency swap agreements associated with these notes as part of the spin-off. The net settlement of the principal and related swaps resulted in a net cash inflow to our cash flows from financing activities of $724.0 million. The net settlement of interest on these notes receivable and payable of $40.7 million was reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows.

A significant portion of the expenses to effect the separation were incurred by First Data, such as investment banker fees, outside legal and accounting fees relating to the spin-off, office move costs, costs to separate information systems and temporary consulting costs. Western Union incurred separation costs that have a future benefit to the Company, including stock compensation expense relating to the Distribution, reorganization expenses, and other items such as recruiting and relocation expenses associated with hiring senior management positions new to the Company, and the temporary labor costs incurred to develop ongoing processes.

Adoption of SFAS No. 123R

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), following the modified prospective method effective January 1, 2006. SFAS No. 123R requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. Stock-based compensation expense, including the impact of adopting SFAS No. 123R, was $10.2 million and $16.3 million for the three and nine months ended September 30, 2006, respectively.

Refer to Note 11—“Stock Compensation Plans” of our financial statements for a more detailed discussion of our stock-based compensation plans and the adoption of SFAS No. 123R.

Basis of Presentation

The Condensed Consolidated Financial Statements prior to September 29, 2006 are comprised of certain entities included in First Data’s consolidated financial statements and accounting records, principally representing the consumer-to-consumer money transfer and consumer-to-business payment services businesses, and reflect the historical results of operations and the historical basis of assets and liabilities as if such businesses had been consolidated for all periods presented. All significant intercompany accounts and transactions between the Company’s segments have been eliminated. The condensed consolidated statements of income include expense allocations for certain corporate functions historically provided to Western Union by First Data, including treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on the relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. Pursuant to transition services agreements we entered into with First Data prior to the spin-off, First Data will continue to provide Western Union with certain of these services at prices agreed upon by First Data and Western Union for a period of up to one year from the date of the spin-off. Western Union has arranged to procure other services pursuant to arrangements with third parties. The costs historically allocated to us by First Data for the services it has provided us may have been lower than the costs we will incur to obtain these services following the spin-off. In addition to the transition services agreements, we have entered into a number of commercial agreements with First Data in connection with the spin-off, many of which are expected to have terms longer than a year.

We expect that certain expenses related to being a stand-alone company will be higher in the future than the historical amounts reflected in the Condensed Consolidated Statements of Income. The financial information presented in this document prior to the spin-off date of September 29, 2006 does not reflect what our consolidated financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows.

Results of Operations

The following discussion for both consolidated results of operations and segment results refers to the three and nine months ended September 30, 2006 compared to the same periods in 2005. Consolidated results of operations should be read in conjunction with segment results of operations, which provide more detailed discussions concerning certain components of the consolidated statements of income. All significant intercompany accounts and transactions between the Company’s segments have been eliminated.

Overview

The following table sets forth our results of operations for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
(in millions)
Revenues:
Transaction fees	$940.1	$853.9	$86.2	10%	$2,731.7	$2,458.1	$273.6	11%
Foreign exchange revenue	169.0	137.4	31.6	23%	478.6	386.0	92.6	24%
Commission and other revenues	31.3	28.0	3.3	12%	86.7	75.6	11.1	15%

Total revenues	1,140.4	1,019.3	121.1	12%	3,297.0	2,919.7	377.3	13%
Expenses:
Cost of services	626.0	528.5	97.5	18%	1,779.4	1,523.8	255.6	17%
Selling, general and administrative	177.3	148.1	29.2	20%	541.4	440.6	100.8	23%

Total expenses	803.3	676.6	126.7	19%	2,320.8	1,964.4	356.4	18%

Operating income	337.1	342.7	(5.6)	(2)%	976.2	955.3	20.9	2%
Derivative gains/(losses), net	5.4	1.8	3.6	*	(21.8)	38.6	(60.4)	*
Foreign exchange effect on notes receivable from First Data, net	14.2	(0.8)	15.0	*	10.1	(10.6)	20.7	*
Interest income from First Data, net	12.2	5.1	7.1	*	35.7	14.3	21.4	*
Interest expense	(1.1)	—	(1.1)	*	(1.1)	—	(1.1)	*
Other income, net	12.1	2.5	9.6	*	29.5	8.3	21.2	*

Income before income taxes	379.9	351.3	28.6	8%	1,028.6	1,005.9	22.7	2%
Provision for income taxes	121.8	109.4	12.4	11%	331.8	312.4	19.4	6%

Net income	$258.1	$241.9	$16.2	7%	$696.8	$693.5	$3.3	—%

*	Calculation not meaningful

The following provides highlights of revenue growth while a more detailed discussion is included in “Segment Discussion”:

Transaction fees and foreign exchange revenue

The majority of transaction fees and foreign exchange revenue are contributed from our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Transaction fees and foreign exchange revenue grew 12% and 13% in the three and nine months ended September 30, 2006, respectively, due to increased money transfers at existing agent locations and, to a lesser extent, new agent locations. Our acquisition of Vigo in October 2005 contributed $37.2 million and $105.6 million in total revenue to the three and nine months ended September 30, 2006, respectively, compared to no revenue for the first nine months of 2005. The anniversary date of the acquisition of Vigo will occur in October 2006, which will have an impact on reported revenue growth rates.

Beginning in the second quarter 2006, Western Union’s business was adversely impacted by the immigration debate and related activities in the United States. This controversy around the subject of immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants has created fear and distrust among many Hispanic consumers in the United States. As a result, the frequency of money transfer transactions involving these consumers has decreased and competitors have lowered prices and foreign exchange spreads in certain markets. Collectively, these issues adversely affected our Mexico and United States domestic businesses through the third quarter of this year, and we expect these issues to continue to impact our businesses in the future. Certain actions taken by the State of Arizona with respect to money transfer service providers have added to the uncertainty of our consumers. For more discussion on this matter, refer to the consumer-to-consumer segment discussion below.

For the three and nine months ended September 30, 2006, the exchange rates between the euro and the United States dollar resulted in a benefit to consumer-to-consumer revenue of $11.3 million and a reduction to consumer-to-consumer revenue of $9.2 million, respectively, assuming a constant exchange ratio between the euro and United States dollar (i.e., as if exchange rates were the same in 2006 as these rates were in 2005).

Foreign exchange revenue increased for the three and nine months ended September 30, 2006 over the previous corresponding periods in 2005 due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions and the acquisition of Vigo, partially offset by reduced foreign exchange spreads on selected United States markets to Mexico. Foreign exchange revenue growth generally corresponds to increases in cross-border transactions and a significant amount of such transactions are included within international transaction growth which increased 23% and 25%, excluding Vigo, in the three and nine months ended September 30, 2006.

Transaction fees and foreign exchange revenue were impacted by the seasonal nature of the consumer-to-consumer segment. Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

Commissions and other revenues

During the three and nine months ended September 30, 2006, commission and other revenues increased primarily as a result of increased money order commissions due to higher investment income on higher money transfer settlement assets.

Operating expenses overview

The following provides highlights of our operating expenses:

Costs of services

Cost of services as a percentage of revenue increased from 52% for the three and nine months ended September 30, 2005 to 55% and 54% for the corresponding periods during 2006, respectively. The majority of the increase in cost of services in 2006 compared to the respective periods in 2005 was attributable to a shift in our business mix reflecting stronger growth from our international business, which carries higher cost of services compared to slower growth from our domestic and Mexico businesses which carry lower cost of services. Also impacting cost of services as a percent of revenue is the October 2005 acquisition of Vigo, which has higher cost of services compared to Western Union money transfers.

Based on the internal performance targets that have been established in 2006, and the related performance so far, we have recorded higher employee incentive compensation accruals in 2006 compared to 2005 when such accruals were lower in anticipation that certain 2005 internal performance targets would not be achieved.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three and nine months ended September 30, 2006 driven by spin-off costs, which are described below. In addition, the October 2005 acquisition of Vigo, increased overhead allocations from First Data and SFAS No. 123R stock compensation expense contributed to the higher costs in the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005.

In line with our strategic objective of building the Western Union brand, marketing related expenditures increased during both the three and nine months ended September 30, 2006 over the comparable periods in 2005. For the nine months ended September 30, 2006 and 2005, marketing related expenditures were approximately 6.5% of consolidated revenue. Marketing related expenditures included advertising, events, loyalty programs and employees dedicated to marketing activities.

Based on the internal performance targets that have been established in 2006, and the related performance so far, we have recorded higher employee incentive compensation accruals in 2006 compared to 2005 when such accruals were lower in anticipation that certain 2005 internal performance targets would not be achieved.

Spin-off expenses, primarily classified in SG&A, incurred in the three and nine months ended September 30, 2006 were approximately $14 million and $16 million, respectively, and were comprised of stock compensation expense incurred on the spin-off date, reorganization expense, recruiting and relocation expenses associated with hiring senior management positions new to the Company, temporary labor costs incurred to develop ongoing processes, and other items. During the fourth quarter, we estimate spin-off related expenses of approximately $20 million, the majority of which we expect will be ongoing expenses. During 2007, we expect that we will have incremental annualized costs associated with being a stand-alone company in the range of $65 million to $75 million.

Derivative gains/(losses), net

Our foreign currency forward contracts that are not held to mitigate foreign exchange rate fluctuations in settlement assets and settlement obligations and do not qualify as hedges in accordance with applicable accounting rules are held primarily in the euro and British pound and have a maturity of one year or less. Gains and losses are recognized as a result of variations between foreign currency market exchange rates and the forward contract rates. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and therefore the gains and losses on these contracts were reflected in income prior to that date. On September 29, 2006, we re-established our foreign currency forward positions to qualify for cash flow hedge accounting. As a result, on a go-forward basis, we anticipate the amounts reflected in this income statement caption will be minimal.

Foreign exchange effect on notes receivable from First Data, net

The revaluation to fair market value of notes receivable from First Data and the related foreign currency swap arrangements that are denominated in euro benefited income before income taxes in the three and nine months ended September 30, 2006 by $14.2 million and $10.1 million, respectively, compared to a reduction of income of $0.8 million and $10.6 million, respectively, during the corresponding periods in 2005. Such fluctuations typically correspond to changes in the value of the euro. The fair market value of notes receivable from First Data affiliates and related foreign currency swap agreements were settled in cash in connection with the spin-off on September 29, 2006. Accordingly, no such amounts will be recognized in the future.

Interest income from First Data, net

Interest income from First Data, net consists of interest income earned on notes receivable from First Data, partially offset by interest incurred on notes payable to First Data. Interest income from First Data increased for all periods presented due to increased average net borrowings by First Data from Western Union affiliates. As part of the spin-off, all remaining notes payable and notes receivable to or from affiliates of First Data were settled in cash on September 29, 2006. As a result, no interest income from First Data will be recognized in the future, however, we will earn interest income on our cash balances.

Interest expense

Interest expense of $1.1 million for the three and nine months ended September 30, 2006 represents two days of interest expense on $3.5 billion of debt incurred in connection with the spin-off. Interest expense will increase significantly in the fourth quarter of 2006 and in 2007, when interest expense will be incurred during the full periods presented.

Other income, net

The increase in other income, net during the three and nine months ended September 30, 2006 was driven by the interest income recorded in connection with a loan made to one of our agents in the first quarter of 2006 for $140.0 million, higher interest income on cash balances internationally, and higher equity earnings from equity investments.

Based on the debt balance of $3.5 billion at September 30, 2006 described above, and our cash balance of $1.3 billion, we estimate interest income, interest expense, and other income will be a net expense of between $30 to $35 million in the fourth quarter of 2006.

Income taxes

Consistent with the first two quarters of 2006, our effective tax rate on pretax income was 32% for both the three and nine months ended September 30, 2006, respectively, and 31% for both the three and nine months ended September 30, 2005. The increase in the effective tax rate in 2006 over 2005 is attributable to certain state tax adjustments that benefited the tax provision in 2005 and the impact of certain non-deductible 2006 foreign exchange losses related to currency swap arrangements with First Data.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our foreign business which was restructured in 2003. Our tax reserves reflect what we believe to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. Any difference from our position as recorded in our financial statements and the final resolution of a tax issue will be reflected in the Company’s income tax expense in the period during which the issue is resolved. Such resolution could also affect our effective tax rate in future periods.

To address certain tax aspects of the 2003 restructuring of our international operations, discussions were initiated with the Internal Revenue Service (“IRS”) pursuant to the IRS’s Advance Pricing Agreement, or “APA,” Program. We were notified by the IRS in late October 2006, however, that we will not be able to conclude an arrangement acceptable to us through the APA Program and, therefore, expect that the tax aspects of the 2003 restructuring will be addressed as part of the ongoing federal income tax audit.

We have benefited from the 2003 restructuring by having our income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates rather than the U. S. and state combined statutory tax rate. The amount of taxes attributable to such rate differential cumulatively totaled $190.7 million through September 30, 2006.

Earnings per share

During the three and nine months ended September 30, 2006, basic and diluted earnings per share were $0.34 and $0.91, respectively. All issued and outstanding shares of Western Union common stock, consisting of 100 shares, were held by First Data prior to September 29, 2006. Accordingly, for all periods presented prior to the spin-off which occurred on September 29, 2006, basic and diluted earnings per share were computed using our shares outstanding as of the spin-off date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. Dilutive shares included in the earnings per share calculation going forward will increase as such potentially dilutive shares will be outstanding during the entire periods presented.

Segment Discussion

We manage our business around the consumers we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are:

•	Consumer-to-consumer—provides money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for both international cross-border transfers—that is, the transfer of funds from one country to another and intra-country transfers—that is, money transfers from one location to another in the same country. Consumer-to-consumer revenue as a percentage of total revenue for the three months ended September 30, 2006 and 2005 was 84% and 83%, respectively, and 84% and 82% for the nine months ended September 30, 2006 and 2005, respectively.

•	Consumer-to-business—focuses on payments from consumers to billers through our networks of third-party agents and various electronic channels. This service is generally available only within the United States. Consumer-to business revenue as a percentage of total revenue for the three and nine months ended September 30, 2006 was 14% and for the three and nine months ended September 30, 2005 was 15%.

Businesses not considered part of the segments described above are categorized as “Other” and generated approximately 2% of our total revenue for the three and nine months ended September 30, 2006, respectively, and 2% and 3% of our total revenue for the three and nine months ended September 30, 2005, respectively. Also included in “Other” are recruiting and relocation expenses associated with hiring senior management positions new to our company, and temporary labor used to develop ongoing processes in connection with completing the spin-off.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
(in millions)
Revenues:
Transaction fees	$783.6	$695.8	$87.8	13%	$2,253.0	$1,985.8	$267.2	13%
Foreign exchange revenue	168.6	137.0	31.6	23%	477.5	385.0	92.5	24%
Other revenues	9.0	8.3	0.7	8%	24.5	19.6	4.9	25%

Total revenues	$961.2	$841.1	$120.1	14%	$2,755.0	$2,390.4	$364.6	15%

Operating income	$280.2	$283.1	$(2.9)	(1)%	$796.8	$778.1	$18.7	2%
Operating margin	29%	34%			29%	33%
Key indicators:
Consumer-to-consumer transactions	37.6	30.3	7.3	24%	107.5	84.4	23.1	27%

During the nine months ended September 30, 2006, international, domestic and Mexico revenue, as defined in the following table, represented approximately 73%, 17% and 10% of our consumer-to-consumer revenue, respectively. The table below sets forth performance indicators for the consumer-to-consumer segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2006 (Excluding Vigo)	2005	2006	2006 (Excluding Vigo)	2005
Consumer-to-consumer transaction growth
International (a)	30%	23%	28%	32%	25%	26%
Domestic (b)	(5)%	(5)%	6%	0%	0%	4%
Mexico (c)	38%	2%	22%	45%	8%	21%
Consumer-to-consumer revenue growth
International (a)	18%	16%	16%	17%	14%	17%
Domestic (b)	(6)%	(7)%	5%	(1)%	(1)%	3%
Mexico (c)	29%	(1)%	30%	39%	10%	26%

(a)

Represents transactions between and within foreign countries (excluding Canada and Mexico), transactions originated in the United States or Canada paid in foreign countries and foreign country transactions paid in the United States or Canada.

Excludes all transactions between or within the United States and Canada and all transactions to and from Mexico as reflected in (b) and (c) below.

(b)	Represents all transactions between and within the United States and Canada.

(c)	Represents all transactions to and from Mexico.

Transaction fees and foreign exchange revenue

Consumer-to-consumer money transfer revenue growth in the three and nine months ended September 30, 2006 over the same periods in 2005 was driven by international revenue growth and the acquisition of Vigo, which was completed in October 2005. Vigo contributed $37.2 million and $105.6 million in total revenue for the three and nine months ended September 30, 2006, respectively. The anniversary date of the acquisition of Vigo will occur in October 2006, which will have an impact on reported revenue growth rates. Excluding Vigo, growth in international consumer-to-consumer revenue partially offset the slowing of Mexico and domestic revenue growth in the three and nine months ended September 30, 2006 compared to the same periods in 2005. Beginning in the second quarter of 2006, the United States to Mexico and United States domestic corridors, and United States outbound business to Latin American countries were adversely impacted by the immigration debate and related activities in the United States. This controversy around the subject of immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants has created fear and distrust among many Hispanic consumers in the United States. As a result, the frequency of money transfer transactions involving these consumers has decreased and competitors have lowered prices and foreign exchange spreads in certain markets. Collectively, these issues adversely affected our Mexico and United States domestic businesses through the third quarter of this year, and we expect them to continue to impact our businesses in the future.

International revenue growth in the three and nine months ended September 30, 2006 compared to the same periods in 2005 resulted from growth in money transfer transactions and the acquisition of Vigo. International money transfer transaction growth in the three and nine months ended September 30, 2006 compared to the prior year periods was driven most significantly by growth in the United States and European outbound businesses. The key inbound markets of India and China continued to grow, with transactions in India more than doubling and China transaction growth rates exceeding 35% for the three and nine months ended September 30, 2006. The international transaction growth rate excluding Vigo was 23% and 28% for the three months ended September 30, 2006 and 2005, respectively, due primarily to strong intra-country transaction growth in 2005. International transaction growth excluding Vigo for the nine months ended September 30, 2006 of 25% was consistent with the 26% growth rate in the comparable period in 2005.

Assuming a constant exchange ratio between the euro and the United States dollar versus the comparable period in the prior year (i.e. as if no change had occurred in exchange rates in 2006 versus 2005 and 2005 versus 2004), the impact to consumer-to-consumer revenue would have been as follows. A benefit to revenue is reflected as a positive and a reduction to revenue as a negative. All amounts displayed are in millions:

	2006	2005
Three months ended September 30	$11.3	$(0.4)
Nine months ended September 30	$(9.2)	$19.9

On a euro-adjusted basis, international revenue grew 16% and 17% for the three and nine months ended September 30, 2006, respectively, compared to 16% in the same periods in 2005. Vigo contributed 3% to growth rates for both the three and nine months ended September 30, 2006.

The difference between international transaction growth and revenue growth was consistent during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The difference between international transaction growth and revenue growth increased 600 basis points during the nine months ended September 30, 2006 compared to the corresponding period in 2005. The acquisition of Vigo contributed to the increase in the difference between international transaction growth and revenue growth for the nine months ended September 30, 2006 as Vigo transactions are generated at a lower revenue per transaction compared to the Company’s existing businesses. The increased spread due to the lower revenue Vigo transactions during the three months ended September 30, 2006 was offset by a stronger euro and the slower growth in international intra-country transactions, both of which caused a reduction to the spread.

Growth in Mexico money transfer transactions for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was driven by the acquisition of Vigo and growth in Western Union branded transactions, partially offset by a decline in Orlandi Valuta branded transactions, primarily in the second and third quarters of 2006. Revenues from Western Union branded U.S. to Mexico transactions declined 1% and increased 10% for the three and nine months ended September 30, 2006, respectively, compared to 28% and 25% for the same periods in 2005, respectively. The decline in revenue was primarily due to uncertainty created by the immigration debate in the United States as described above. Foreign exchange revenue increased for the three and nine months ended September 30, 2006 due to the acquisition of Vigo and an increase in cross-currency transactions.

Domestic transaction growth rates in the three and nine months ended September 30, 2006 over the same period in 2005 declined compared to increases observed for the full year 2005 in part due to the uncertainty created by the immigration debate in the United States, as described above.

A driver of our growth continues to be existing agent locations. Our Western Union United States and Canada same-store transaction growth, which includes domestic transactions, transactions destined for Mexico and other countries, and transactions through westernunion.com, was 7% and 12% for the three and nine months ended September 30, 2006 compared to 16% and 14% in the same periods in the prior year.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth was the growth in transactions at existing locations, the number of agent locations and marketing campaigns promoting Western Union services.

The majority of transaction growth is derived from more mature agent locations as new agent locations contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, often is experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated versus paid out as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and help ensure global distribution. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering Western Union services, regulatory limitations and competition. Each of the approximately 285,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of September 30, 2006 approximately 85% of the combined locations in the United States, Canada and Western Europe experienced money transfer activity in the last 12 months. In the developing regions of Asia and other areas where there are predominantly receive locations, approximately 65% of locations experienced money transfer activity in the last 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Arizona Proceedings

Western Union is a party in two legal disputes pending in Arizona. One concerns the authority of the Arizona Attorney General to request bulk data regarding money transfers sent from states other than Arizona to Sonora, Mexico. The other concerns the Attorney General’s authority to seize money transfers sent from states other than Arizona to Sonora, Mexico. We believe that we are taking appropriate measures to address this situation and that the impact of the litigation should not be material to our consumer-to-consumer business.

Operating income

The consumer-to-consumer segment’s operating income decreased for the three months ended September 30, 2006 compared to the same period in 2005 due to a variety of factors, including a shift in our business mix reflecting stronger growth from our international business, which carries lower margins, and slower growth from our domestic and U.S. to Mexico businesses which have higher margins. In addition, the decrease in operating income is due to spin-off costs, which consisted of stock compensation expenses from stock options, restricted stock and stock units granted on the spin-off date of September 29, 2006, reorganization expenses and other spin-off related items. Increased overhead allocations from First Data, SFAS No. 123R stock compensation expense, and increased employee incentive compensation expense also contributed to the decrease in operating income for the three months ended September 30, 2006 compared to the corresponding period in 2005.

Operating income increased for the nine months ended September 30, 2006 as a result of the items noted in “Transaction fees and foreign exchange revenue” above. Operating income during the nine months ended September 30, 2006 was impacted by the same factors as the three months ended, as well as the accrual of additional expenses related to a consent agreement with the Arizona Department of Financial Institutions.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenues:
Transaction fees	$146.8	$143.0	$3.8	3%	$444.5	$422.8	$21.7	5%
Other revenues	11.0	9.1	1.9	21%	29.6	25.6	4.0	16%

Total revenues	$157.8	$152.1	$5.7	4%	$474.1	$448.4	$25.7	6%

Operating income	$53.8	$56.6	$(2.8)	(5)%	$166.0	$168.6	$(2.6)	(2)%
Operating margin	34%	37%			35%	38%
Key indicators:
Consumer-to-business transactions	59.4	54.9	4.5	8%	180.1	157.2	22.9	15%

Transaction fees

Transaction and revenue growth in the three and nine months ended September 30, 2006 compared to the same periods in 2005 resulted from strong transaction growth in electronic bill payments driven primarily by our Speedpay and Equity Accelerator services. The growth rates also benefited, compared to the prior periods, from cash bill payments experiencing a slight revenue growth both for the three and nine month periods in 2006 versus declines in 2005. In addition, our Convenience Pay® business benefited from the addition of a large new biller client in the third quarter of 2005 which had a positive impact to transaction and revenue growth rates for the nine months ended September 30, 2006 compared to the same period in 2005. Reported transaction growth rates and to a lesser extent, reported revenue growth rates in the fourth quarter will be negatively impacted as a result of the anniversary date for the signing of this large biller client occurring in the third quarter of 2005.

Operating income

For the three and nine months ended September 30, 2006, operating income decreased over the same period in 2005, despite growth in transactions and revenue. The shift to electronic-based products, which have lower operating margins compared to cash-based products that have higher operating margins, negatively impacted operating income. In addition, operating income for the three and nine months ended September 30, 2006 was impacted by spin-off costs, which consisted of stock compensation expenses from stock options, restricted stock and stock units granted on the spin-off date of September 29, 2006, reorganization expenses and other spin-off related items. Increased overhead allocations from First Data, SFAS No. 123R stock compensation expense, and increased employee incentive compensation expense also contributed to the decrease in operating income for the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005.

Other

The following table sets forth other results for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenues	$21.4	$27.3	$(5.9)	(22)%	$68.8	$84.8	$(16.0)	(19)%
Operating income	3.1	3.0	0.1	3%	13.4	8.6	4.8	56%

Revenues

Our money order and prepaid services businesses accounted for 100% and 92% of other revenue for the three and nine months ended September 30, 2006, respectively, compared to 74% and 70% of other revenue for the same periods in 2005. These two businesses are the only businesses classified in “Other” with expected future recurring revenue. We previously operated an internet auction payments, a messaging and an international prepaid cellular top-up business; which were shut down or disposed of in 2005 and early 2006. The decrease in both the three and nine months ended September 30, 2006 is due to declines in revenue from these businesses while revenues from our money order and prepaid services businesses remained consistent.

Operating Income

For the three and nine months ended September 30, 2006 and 2005, operating income was driven by the money order business and the elimination of operating losses of the businesses shut down or disposed of primarily in 2006, partially offset by spin-off expenses, consisting of recruiting and relocation expenses associated with hiring senior management positions to our company and temporary labor used to develop ongoing processes.

Capital Resources and Liquidity

Historically, our source of liquidity was cash generated from our operating activities. Management believes that Western Union’s current level of cash and future cash flows from operating activities are sufficient to meet the needs of its existing business.

We believe historical cash flow generated from operations provides a reasonable expectation of future cash flows. In addition, we anticipate dividends paid to our stockholders will be significantly less than historical dividends that were paid to First Data prior to the spin-off, and we will no longer make loans to First Data. Based on annual estimated interest expense of approximately $200 million, estimated capital expenditures in 2007 of $200 to $250 million and estimated additional annualized costs associated with being a stand alone company of between $65 million and $75 million annually, our cash flow will provide us with opportunities to invest in our core business growth, new services and new markets. The timing of these investments will be based on specific opportunities.

In connection with the spin-off, Western Union incurred $3.5 billion of debt, consisting of a $2.4 billion bridge facility, a borrowing of $100.0 million under a $1.5 billion unsecured, revolving credit facility, and $1.0 billion of ten year notes issued to First Data, which First Data exchanged with two financial institutions for indebtedness of First Data that these two financial institutions held at that time. The financial institutions then received the proceeds from the subsequent sale of the notes in a private offering. Refer to the “Cash Flows from Financing Activities” and “Significant Non-Cash Transactions” sections for further discussion of our financing facilities.

As an integral part of our business, we receive funds from money transfers and certain other payment processing services sold in advance of settlement with payment recipients. These funds (referred to as “Settlement assets” on our Condensed Consolidated Balance Sheets) are not used to support our operations. However, we do have the opportunity to earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments (classified as “Cash and cash equivalents” within Settlement assets) to fund settlement obligations.

Commercial Paper Program

On November 3, 2006, the Company established a commercial paper program pursuant to which the Company is authorized to issue unsecured commercial paper notes (the “Commercial Paper Notes”) in an amount not to exceed $1.5 billion outstanding at any time. The Commercial Paper Notes may have maturities of up to 397 days from date of issue.

Cash and Cash Equivalents

Highly liquid investments (other than those included in Settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair market value. At September 30, 2006 and December 31, 2005 we held $1,327.6 million and $510.2 million in cash and cash equivalents, respectively. The increase in cash and cash equivalents is primarily due to the $724.0 million net cash settlement of the principal and related swaps relating to the notes receivable and payable from and to First Data, as well as the net cash settlement of $40.7 million related to the net interest receivable from First Data on the spin-off date.

At September 30, 2006 and December 31, 2005, $973.6 million and $184.9 million, respectively, of our cash and cash equivalents were held by foreign entities. The increase in cash and cash equivalents held outside the United States is due to the settlement of notes receivable and payable from and to First Data in connection with the spin-off, as described above. We currently plan to invest these funds through these foreign entities, as repatriating these funds to the United States would result in the incurrence of significant taxes.

The following discussion highlights our cash flow activities during the nine months ended September 30, 2006 and 2005.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
(in millions)	2006	2005	Increase/ (Decrease)
Net income	$696.8	$693.5	$3.3
Depreciation	24.8	23.8	1.0
Amortization	50.4	34.1	16.3
Deferred income tax provision	19.5	21.5	(2.0)
Realized (gain)/loss on derivative instruments	(4.1)	7.9	(12.0)
Other non-cash items, net	34.9	12.9	22.0
Decrease in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	(37.1)	(39.2)	2.1
Accounts payable and accrued liabilities	(6.4)	(9.0)	2.6
Other liabilities	(1.2)	(34.5)	33.3

Net cash provided by operating activities	$777.6	$711.0	$66.6

        Cash provided by operating activities increased during the nine months ended September 30, 2006 compared to the corresponding period in the prior year despite net income being consistent from period to period. Net income in the current year included non-cash charges for stock compensation in connection with the adoption of SFAS No. 123R in 2006, increased amortization expense as a result of certain large strategic agent contracts being executed earlier in the year for which initial payments were made, and increased intangible assets as a result of the acquisition of Vigo. Had these additional non-cash expenses not been incurred, the increase in cash flow from operating activities would have been more in line with the increase in net income, which is attributed to consumer-to-consumer transaction growth. Also contributing to the increase was a net $40.7 million cash settlement of interest on notes receivable with First Data which is not expected to recur because the intercompany notes were settled in connection with the spin-off; however, we do expect to receive interest in the future on our higher cash balance as a result of the settlement of these notes.

Changes in components of working capital are subject to fluctuations based on the timing of cash transactions related to settlements of certain liabilities.

Other non-cash items for the nine months ended September 30, 2006 include stock compensation expense, bad debt reserves and other non-cash items.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)
Source (use) (in millions)
Capitalization of contract costs	$(106.7)	$(9.4)	$(97.3)
Capitalization of software development costs	(8.4)	(7.0)	(1.4)
Purchases of property and equipment	(42.5)	(23.2)	(19.3)
Notes receivable issued to agents	(140.0)	(8.4)	(131.6)
Proceeds from notes receivable issued to agents	12.8	—	12.8
Cash received/(paid) on maturity of foreign currency forwards	4.1	(7.9)	12.0
Purchase of equity method investments	—	(5.8)	5.8

Net cash used in investing activities	$(280.7)	$(61.7)	$(219.0)

Capital expenditures

Total aggregate payments capitalized for purchases of property and equipment, software development and contract costs were $157.6 million and $39.6 million for the nine months ended September 30, 2006 and 2005, respectively. Amounts capitalized for contract costs relate to initial payments for new and renewed agent contracts and vary depending on the timing of when new contracts are signed and existing contracts are renewed. During the first quarter of 2006, the Company purchased an office building which contributed to the increase in property and equipment for the nine months ended September 30, 2006. In addition, during 2006 we entered into certain large strategic agent contracts for which initial payments were made which drove the increase in capitalized contract costs. We estimate that capital expenditures in 2007 will be between approximately $200 million and $250 million. The expected increase in capital expenditures is primarily due to the initiation and renewal of certain large strategic agent contracts in 2006.

Notes receivable issued to agents and proceeds from notes receivable issued to agents

From time to time, we make advances and loans to agents. In January 2006, we signed a six year agreement with one of our existing agents which included a four year loan of $140.0 million to the agent. The terms of the loan agreement require that a percentage of commissions earned by the agent (39% in 2006, 52% in 2007, 61% in 2008 and 64% in 2009) be withheld by us as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. The loan receivable was recorded in “Other assets” in the Condensed Consolidated Balance Sheet as of September 30, 2006. We impute interest on this below market rate note receivable and have recorded this note net of a discount of $41.9 million as of September 30, 2006. Repayments of $12.8 million were received on notes receivable issued to agents during the nine months ended September 30, 2006.

Cash received/(paid) on maturity of foreign currency forwards

Our foreign currency forward contracts that are not held to mitigate foreign currency exchange rate fluctuations in settlement assets and settlement obligations, and that do not qualify as hedges in accordance with applicable accounting rules, have maturities of one year or less, and the amounts received or paid on maturity for such contracts are driven primarily by variations in the market foreign exchange rate at the time of maturity and the forward contract rate. Since the cash received relates to derivatives that do not qualify for hedge accounting treatment, they have been classified in the Condensed Consolidated Statement of Cash Flows as investing activities. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and accordingly, all realized gains and losses on these contracts have been reflected in investing activities prior to that date. On September 29, 2006, we re-established our foreign currency forward positions to qualify for cash flow hedge accounting. As a result, on a go-forward basis, we anticipate the amounts reflected in investing activities related to “Cash received/(paid) on maturity of foreign currency forwards” will be minimal.

Purchase of equity method investments

In 2004, we purchased 30% interests in two of our international money transfer agents. The aggregate purchase price paid was $42.0 million, net of $5.4 million of holdback reserves to cover claims arising from the acquisitions. The holdback reserves were paid in the first quarter of 2005.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
(in millions)	2006	2005	Increase/ (Decrease)
Advances from/(to) affiliates of First Data	$160.2	$(525.7)	$685.9
Dividends to First Data	(2,953.9)	—	(2,953.9)
Proceeds from the issuance of debt	2,500.0	—	2,500.0
Repayments of notes payable to First Data	(154.5)	(227.0)	72.5
Notes payable issued to First Data	—	262.8	(262.8)
Proceeds from repayments of notes receivable from First Data	776.2	—	776.2
Additions to notes receivable from First Data	(7.5)	(374.7)	367.2

Net cash provided by/ (used in) financing activities	$320.5	$(864.6)	$1,185.1

Advances from/(to) affiliates of First Data

Prior to the spin-off, excess cash generated from our domestic operations that was not required to meet certain regulatory requirements was paid periodically to First Data and was reflected as a receivable from First Data. In addition, First Data and its subsidiaries provided a number of services on behalf of our businesses, including shared services, which were reimbursed periodically. The net payable to and receivable from First Data was a function of the timing of cash sweeps to First Data net of any services First Data and its affiliates had provided. These balances were settled at the time of the spin-off as part of the dividend to First Data.

Dividends to First Data

In connection with the spin-off, our subsidiary FFMC paid a $2.4 billion dividend to First Data in the form of a promissory note that was repaid immediately following the spin-off, and we paid an additional $100.0 million to First Data financed through borrowings under our revolving credit facility as discussed below. The remaining $453.9 million reflected as a cash dividend was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in one of our agents which had already been reflected as part of our Company, and settlement of net intercompany receivables (exclusive of certain intercompany notes discussed below).

Proceeds from the issuance of debt

On September 27, 2006, we entered into a five-year unsecured revolving credit facility, which includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). On September 29, 2006, we made an initial borrowing under the Revolving Credit Facility in an aggregate principal amount equal to $100.0 million in connection with the spin-off. The unused commitment on September 30, 2006 was $1.4 billion.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using LIBOR plus an interest rate margin. A facility fee is also payable quarterly on the total facility, regardless of usage (6 basis points as of September 30, 2006). The facility fee percentage is determined based on the Company’s credit rating assigned by Standard & Poor’s Ratings Services (“S&P”) and/or Moody’s Investor Services, Inc. (“Moody’s”). In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee based upon such ratings is payable to the lenders on the aggregate outstanding borrowings (5 basis points as of September 30, 2006). As of September 30, 2006, our interest rate on its outstanding borrowing was 5.51%.

On September 27, 2006, FFMC entered into an unsecured bridge financing facility in an aggregate amount of $2.4 billion (the “Bridge Loan”) with a syndicate of lenders. On September 29, 2006, FFMC borrowed under the Bridge Loan an aggregate principal amount equal to $2.4 billion in connection with the spin-off to pay off the promissory note to First Data described above. The Bridge Loan provides for a $2.4 billion term credit facility maturing on September 26, 2007.

Interest due under the Bridge Loan is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, the applicable interest rate is calculated using LIBOR plus an interest rate margin. A facility fee is also payable quarterly on the total facility, regardless of usage (6 basis points as of September 30, 2006). The facility fee percentage is determined based on the Company’s credit rating assigned by S&P and/or Moody’s. As of September 30, 2006, the Company’s interest rate under the Bridge Loan was 5.51%.

In addition to the above borrowings, as discussed further in Significant Non-Cash Transactions below, we issued $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016 (the “Notes”) in connection with the spin-off for which we received no cash proceeds. Interest on the Notes is payable semiannually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.93%. The indenture governing the Notes allows us to redeem the Notes at any time prior to maturity at a make-whole price plus 20 basis points.

Notes payable to and receivable from First Data

In connection with the spin-off on September 29, 2006, funds previously advanced to First Data to finance certain international acquisitions made by First Data were repaid to us in cash. These notes were funded primarily through cash generated from our international operations and notes payable issued to First Data. As part of the spin-off, we also paid back the remaining notes payable balance to First Data in cash.

Significant Non-Cash Transactions

On September 29, 2006, we issued to First Data $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016 in partial consideration for the contribution by First Data to us its money transfer and consumer payments businesses in connection with the spin-off. Immediately after the Distribution, First Data exchanged the Notes with two financial institutions for indebtedness of First Data that the financial institutions held at that time. The financial institutions received the proceeds from the subsequent sale of the Notes in a private offering.

On September 29, 2006, we also issued 765.3 million shares of our common stock to First Data in partial consideration for the contribution by First Data to us its money transfer and consumer payments businesses in connection with the spin-off. First Data then distributed the 765.3 million shares of the Company’s common stock to First Data’s shareholders.

First Data transferred to us our headquarters in Englewood, Colorado and certain other fixed assets with a net book value of $66.5 million, and we transferred to First Data certain investments with a net book value of $20.9 million. We also reclassified liabilities totaling $193.8 million relating to certain tax and employee-related obligations from Receivables from First Data, net.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Pension Plans

We have two frozen defined benefit plans that together were underfunded by $69.2 million as of September 30, 2006. We have not made a contribution to these plans and do not intend to contribute to these plans in 2006 since, based on current asset return calculations and minimum funding requirements, no such contribution is required. We do not believe that recently enacted legislation relating to pension plans will have an impact on our funding requirement until at least 2008.

Letters of Credit

We had $38.7 million and $32.8 million in outstanding letters of credit at September 30, 2006 and December 31, 2005, respectively, with expiration dates through 2010, certain of which contain a one-year renewal option. The letters of credit are held in connection with lease arrangements and agent settlement agreements. We expect to renew the letters of credit prior to their expiration.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of the adoption of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. SFAS No. 158 also requires a plan’s funded status to be measured at the employer’s fiscal year-end. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements of SFAS No. 158 are effective for us as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for us in 2008. We are currently evaluating the potential impact of the adoption of SFAS No. 158 but we do not expect it to have a material impact due to the frozen status of our defined benefit pension plans. However, we will need to change our measurement date from September 30 to December 31 no later than 2008.

Critical Accounting Policies

There have not been any material changes in Critical Accounting Policies from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10, as amended.

Risk Management

We are exposed to market risks arising from changes in foreign currency exchange rates and interest rates. We are exposed to changes in currency rates as a result of our investments in foreign operations and from transactions in currencies other than the United States dollar. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We use foreign currency forward exchange contracts to mitigate risks associated with changes in foreign currency exchange rates on transactions denominated primarily in the euro and British pound. We had historically intended to apply hedge accounting to these derivatives which produced financial statement results that appeared to be consistent with the economics of these transactions. However, based upon an evaluation of our initial hedge documentation, we determined that our hedge documentation was not adequate at the inception of the derivative agreements to qualify for hedge accounting treatment, and accordingly, have previously restated our financial statements. As a result, changes in the fair market value of our outstanding derivative instruments, which are impacted primarily by fluctuations in the euro, have been recognized in net income for all derivatives entered into prior to September 29, 2006. Had these instruments qualified for hedge accounting treatment, changes to the fair value of our derivative instruments would have been recognized on our condensed consolidated balance sheets and would not have directly impacted our net income until such instruments matured. The failure of these instruments to qualify for hedge accounting treatment has resulted in volatility in our net income for the periods presented. For example, during the nine months ended September 30, 2006, we had pre-tax derivative losses of $21.8 million, and for the nine months ended September 30, 2005 we had pre-tax derivative gains of $38.6 million. On September 29, 2006, we revised our hedge documentation and re-established our foreign currency forward positions to qualify for cash flow hedge accounting. As a result, on a go-forward basis, we anticipate significantly less volatility in our condensed consolidated statements of income.

A hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all the currencies in which our profits are denominated would result in a decrease/increase to pretax income of approximately $16.6 million as of December 31, 2005. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

Our Company is exposed to market risk from changes in interest rates. A portion of our investments are fixed rate interest-bearing securities, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption. We have classified these investments as available-for-sale, and accordingly, record these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company’s total shareholders’ deficiency on our condensed consolidated balance sheet. As interest rates rise, the fair market value of these securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities.

Currently, the majority of our investments are floating interest rate investments. Interest income on these investments will increase and decrease with changes in the underlying short term interest rates.

As of September 30, 2006, $2.5 billion of our total $3.5 billion in debt is based on a floating interest rate. The interest rate on our debt is based on LIBOR, plus an interest rate margin. In order to mitigate the risk from fluctuating interest rates, we entered into $875 million of fixed-rate forward starting contracts subsequent to the balance sheet date. These interest rates swaps, with a weighted average rate of 5.31%, are intended to hedge the anticipated refinancing of a portion of our floating rate debt and will start on March 30, 2007.

A hypothetical uniform 10% increase or decrease in interest rates would result in a decrease/increase to pretax income of approximately $7 million on an annual basis as of September 30, 2006. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income. In addition the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and co-principal financial officers, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and except as described below, the principal executive officer and co-principal financial officers have concluded that the disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our other employees and employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission. We previously identified a material weakness and restated our financial statements for the quarters ended March 31, 2006 and June 30, 2006 and the years ended December 31, 2005, 2004, and 2003 included in our Registration Statement on Form 10, as amended. Based upon an evaluation of our initial documentation of hedging arrangements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149 (“SFAS No. 133”), we concluded that our foreign exchange forward contracts did not qualify for cash flow hedge accounting since the initial documentation with respect to these instruments did not meet the requirements of SFAS No. 133.

Under the direction of our Chief Executive Officer and Co-Principal Financial Officers, we have implemented new internal control procedures to improve the effectiveness of our review over accounting for derivative financial instruments and to ensure that these transactions are accounted for in accordance with generally accepted accounting principles in the United States of America. These remedial actions include an additional review by a combination of internal and external personnel of hedging strategies and related documentation prior to implementing new or modified strategies, processes or documentation to ensure hedge accounting is appropriately applied with respect to SFAS No. 133. In addition, we have revised and improved the documentation required at the initiation of a derivative instrument and also during the required periodic reviews. We will continue to monitor the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Except as described above, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statement of stockholders’ (deficiency)/net investment in The Western Union Company for the nine-month period ended September 30, 2006. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of The Western Union Company as of December 31, 2005, and the related combined statements of income, net investment in The Western Union Company, and cash flows for the year then ended (not presented herein) and in our report dated June 1, 2006, except for Note 14, as to which the date is August 22, 2006, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 and condensed consolidated statement of stockholders’ (deficiency)/net investment in The Western Union Company for the year ended December 31, 2005, is fairly stated, in all material respects, in relation to the combined balance sheet and statement of net investment in The Western Union Company from which it has been derived.

/s/ Ernst & Young LLP

Denver, Colorado

November 6, 2006

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, Western Union is subject to claims and litigation. Management of Western Union believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a materially adverse effect on Western Union’s financial position, results of operations or cash flows. Western Union accrues for loss contingencies as they become probable and estimable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors, described in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission on September 11, 2006.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2006	By	/s/ David Barnes
David Barnes
Executive Vice President of Finance and Strategic Development
(Co-Principal Financial Officer)

Date:	November 7, 2006	By	/s/ Scott T. Scheirman
Scott T. Scheirman
Executive Vice President and Chief Financial Officer
(Co-Principal Financial Officer)

Date:	November 7, 2006	By	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and Controller

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

3.1	Amended and Restated Certificate of Incorporation of The Western Union Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration no. 333-137665) and incorporated herein by reference thereto).

3.2	Amended and Restated By-laws of The Western Union Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (registration no. 333-137665) and incorporated herein by reference thereto).

4.1

Indenture, dated as of September 29, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.2	Form of 5.930% Note due 2016 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.3	Supplemental Indenture, dated as of September 29, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.4	Registration Rights Agreement, dated as of September 29, 2006, among The Western Union Company and J.P. Morgan Securities Inc. and Barclays Capital Inc., as initial purchasers (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

10.1	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.2	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.4	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.5	Retail Money Order Issuance and Management Agreement, dated as of August 14, 2006, between Integrated Payment Systems Inc. and Western Union Financial Services Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.6	Revolving Credit Agreement, dated as of September 27, 2006, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, as syndication agent, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc. and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.6.1	Subsidiary Guaranty, dated as of September 29, 2006, from First Financial Management Corporation in favor of Citibank, N.A., as agent for the Guaranteed Parties named therein (filed as Exhibit 10.6.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.7	Credit Agreement, dated as of September 27, 2006, among First Financial Management Corporation, the banks named therein, as lenders, Wachovia Bank, National Association, as syndication agent, Morgan Stanley Bank, as documentation agent, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and Morgan Stanley Bank, as lead arrangers and book runners (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.8	Form of Director Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.9	Letter Agreement, dated July 12, 2006, between The Western Union Company and David G. Barnes (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.10	Employment Agreement, dated as of September 30, 2006, by and between Western Union LLC, The Western Union Company and Scott T. Scheirman (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.11	The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (file no. 333-137665) and incorporated herein by reference thereto).*

10.12	The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (file no. 333-137665) and incorporated herein by reference thereto).*

10.13	The Western Union Company Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.14	The Western Union Company Severance/Change in Control Policy (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.15	The Western Union Company Senior Executive Incentive Plan (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.16	The Western Union Company Supplemental Incentive Savings Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (file no. 333-137665) and incorporated herein by reference thereto).*

10.17	The Western Union Company Grandfathered Supplemental Incentive Savings Plan (filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference hereto).*

10.18	Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan.*

10.19	Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan.*

10.20	Form of Restricted Stock Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.21	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.22	Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.23	Form of Nonqualified Stock Option Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.24	Form of Restricted Stock Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan.*

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Co-Principal Financial Officer-Executive Vice President of Finance and Strategic Development of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.3	Certification of Co-Principal Financial Officer-Executive Vice President and Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Co-Principal Financial Officers Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.