Form 10-K
period 2006-12-31
Western Union CO
filed 2007-02-27
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32903

THE WESTERN UNION COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4531180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

THE WESTERN UNION COMPANY

12500 East Belford Avenue

Englewood, Colorado 80112

Telephone: (866) 405-5012

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On June 30, 2006, the registrant’s common stock was not publicly traded.

As of January 31, 2007, 771,962,878 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2007 annual meeting of stockholders are incorporated into Part III.

THE WESTERN UNION COMPANY

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors.” The statements are only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate;

•	the impact of our spin-off from First Data Corporation;

•	changes in immigration laws, patterns and other factors related to immigrants;

•	technological changes, particularly with respect to e-commerce;

•	our ability to attract and retain qualified key employees;

•	changes in foreign exchange rates, including the impact of foreign exchange spreads on money transfer transactions;

•	adverse movements and volatility in debt and equity capital markets;

•	political conditions and related actions by the United States and abroad which may adversely affect our businesses and economic conditions as a whole;

•	continued growth in the money transfer market and other markets in which we operate at rates approximating recent levels;

•	deterioration in consumers’ confidence in our business, or in traditional money transfer providers generally;

•	our ability to maintain our agent network;

•	successfully managing credit and fraud risks from our agents and consumers;

•	liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments;

•	our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential patent infringement claims;

•	changes in domestic or foreign laws, rules and regulations as well as Internal Revenue Service or other governmental agencies’ interpretations thereof;

•	changes in accounting standards, rules and interpretations;

•	competition with banks and other nonbank money transfer services providers;

•	our ability to grow our core businesses;

•	our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products;

•	mergers, acquisitions and integration of acquired businesses into our company;

•	decisions to downsize, sell or close units or otherwise change the business mix;

•	any material breach of security of our systems or interruptions in our systems;

•	catastrophic events; and

•	management’s ability to manage these and other risks.

ITEM 1.	BUSINESS

Overview

The Western Union Company is a leader in global money transfer, providing people with fast, reliable and convenient ways to send money around the world, pay bills and purchase money orders. The Western Union® brand is globally recognized. Our services are available through a network of nearly 300,000 agent locations in more than 200 countries and territories. Each location in our agent network is capable of providing one or more of our services. As of December 31, 2006, approximately 75% of our locations had experienced money transfer activity in the prior twelve months. Our consumer-to-consumer money transfer service enables people to send money around the world in minutes. Our consumer-to-business service provides consumers with flexible and convenient options for making one-time or recurring payments.

In 2006, we generated $4.5 billion in total consolidated revenues and $914.0 million in consolidated net income. We handled 147 million consumer-to-consumer money transfers in 2006, an increase of 24% over 2005. Our 249 million consumer-to-business transactions in 2006 represented a 16% increase over 2005.

We believe that brand strength, size and reach of our global network, and convenience and reliability for our consumers have been key to the growth of our business. As we continue to meet the needs of our consumers for fast, reliable and convenient money transfer services, we are also working to enhance our existing services and provide our consumers with access to an expanding portfolio of payment and other financial services.

History and Development

The Western Union Company (“Western Union” or the “Company”) has roots back to 1851. It first traded on the New York Stock Exchange in 1865. In 1884, Western Union was one of the original 11 companies included on the first Dow Jones average listing. We have a long history of providing innovative services, including creating the universal stock ticker and launching the first United States commercial communications satellite service. We introduced our consumer-to-consumer money transfer service in 1871. We began offering consumer-to-business payment services in 1989 when we introduced Western Union Quick Collect® or “Quick Collect”, providing consumers in the United States with the ability to conveniently pay bills in cash through our agent network.

Over the past decade, we have become a leader in the development of a formal global remittance market. Today, we offer money transfer and bill payment services under the Western Union®, Orlandi Valuta®, VigoSM and Pago FácilSM brands in over 200 countries and territories.

The Western Union Company was incorporated in Delaware as a wholly owned subsidiary of First Data Corporation, or “First Data,” on February 17, 2006 in anticipation of the planned spin-off described below.

The Separation of Western Union from First Data

The spin-off by First Data of its money transfer and consumer payments businesses became effective on September 29, 2006 through a distribution of 100% of the common stock of The Western Union Company to the holders of record of First Data’s common stock (the “Distribution”). The Distribution was pursuant to the separation and distribution agreement by which First Data contributed to Western Union the subsidiaries that operated its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate. We have received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders, First Data and Western Union. Refer to Item 1A of Part I for additional details on tax risks associated with the spin-off from First Data. First Data distributed all of the shares of Western Union common stock as a dividend to holders of First Data common stock as of the record date for the Distribution.

In connection with the spin-off, we transferred to First Data approximately $3.5 billion in the form of a combination of cash and our debt securities, which included a dividend paid to First Data in the form of a promissory note from our subsidiary, First Financial Management Corporation, or “FFMC,” in an aggregate principal amount of $2.4 billion, which we subsequently settled through borrowings under a bridge loan facility as part of the Distribution, the issuance of $1.0 billion in Western Union notes, the issuance of 765.3 million shares in Western Union common stock, and a cash payment to First Data of $100.0 million which was financed through borrowings under the $1.5 billion revolving credit facility that we entered into in connection with the spin-off. The bridge loan was paid off in November 2006 through the issuance of a combination of fixed and floating rate notes with maturities ranging from two to 30 years and commercial paper. The remaining approximately $602 million reflected as a dividend to First Data in our Consolidated Statements of Stockholders’ (Deficiency)/Net Investment in The Western Union Company was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in one of our agents which had already been reflected as part of our Company, settlement of net intercompany receivables (exclusive of certain intercompany notes as described in the following paragraph), and transfers of certain liabilities, net of assets.

We also settled certain intercompany notes receivable and payable with First Data along with related interest and currency swap agreements associated with these notes as part of the spin-off. The net settlement of the principal and related swaps resulted in a net cash inflow to our cash flows from financing activities of $724.0 million. The net settlement of interest on these notes receivable and payable of $40.7 million was reflected in cash flows from operating activities in our Consolidated Statements of Cash Flows.

A significant portion of the expenses to effect the separation were incurred by First Data, such as investment banker fees, outside legal and accounting fees relating to the spin-off, office move costs, costs to separate information systems and consulting costs. Western Union incurred separation costs that have a future benefit to the Company, including stock compensation expense relating to the Distribution, reorganization expenses, other items such as recruiting and relocation expenses associated with hiring senior management positions new to the Company, and the consulting costs incurred to develop ongoing processes.

The financial statements in this Annual report on Form 10-K for the periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of the Company and our majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to the Company as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. However, the financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented. The results of operations and cash flows for the three years ended December 31, 2006 are not necessarily indicative of the results that may be expected for any other future period as a result of the presentation described above.

Our Relationship with First Data

General

We entered into agreements with First Data prior to the spin-off to govern the terms of the spin-off and to define our ongoing relationship following the spin-off, allocating responsibility for obligations arising before and after the spin-off, including obligations with respect to liabilities relating to First Data’s business and to Western Union’s business and obligations with respect to our employees, certain transition services and taxes. We entered into these agreements with First Data while we were still a wholly-owned subsidiary of First Data and certain terms of these agreements are not necessarily the same as could have been obtained from an independent third party.

Separation and Distribution Agreement

The separation and distribution agreement provided, among other things, for the principal corporate transactions that effected the contribution by First Data of the subsidiaries that operate our businesses, the distribution of our common stock to the holders of record of First Data common stock and certain other agreements governing our relationship with First Data after the spin-off.

Western Union and First Data are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data.

Transition Services Agreement

We entered into a transition services agreement with First Data pursuant to which First Data and Western Union are providing each other with a variety of administrative services for a period of time following the spin-off. Western Union and First Data have agreed to make each service available to the other on an as-needed basis for a period of time not to exceed one year following September 29, 2006, the date of the spin-off.

Employee Matters Agreement

First Data and Western Union entered into an employee matters agreement, providing for their respective obligations to employees and former employees who are or were associated with Western Union (including those employees who transferred employment from First Data to Western Union in connection with the spin-off) and for other employment and employee benefits matters. The employee matters agreement also provides for sharing of specific employee and former employee information to enable First Data and Western Union to comply with their respective obligations.

Tax Allocation Agreement

We entered into a tax allocation agreement with First Data setting forth the rights and obligations of First Data and us with respect to: (i) taxes imposed on our respective businesses both prior to and after the spin-off, which we refer to as “General Taxes” and (ii) taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences, as set forth in the private letter ruling, in connection with the spin-off (and certain related transactions) if such transactions do not qualify for tax-free treatment under the Internal Revenue Code, which we refer to as “Restructuring Taxes.”

Under the terms of the tax allocation agreement, we are liable for General Taxes attributable to, or imposed in respect of, us or our affiliates, our business, or any employees, assets or transactions of our business, with respect to periods before and after the spin-off, adjusted to reflect the results of any audit.

First Data generally is liable for all Restructuring Taxes, except that we are liable for (i) Restructuring Taxes attributable solely to actions taken by us; and (ii) 50% of Restructuring Taxes (A) that would not have been imposed but for the existence of both an action by us and an action by First Data or (B) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such Restructuring Taxes. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement.

Money Order Agreement

We manage the consumer-facing aspects of our money order business, including managing the agents who sell the Western Union® branded money orders that are issued by Integrated Payment Systems, Inc., or “IPS”. IPS is a subsidiary of First Data; however, in connection with the spin-off we entered into an agreement with IPS that permits us to continue to conduct our money order business. We do not believe the recent announcement of First Data of its plan to exit its official check and money order business will have a significant impact on us, as First Data has indicated it will honor its contract with us through the initial contract term of 2011. We believe this provides us with adequate time to replace the services currently provided by First Data.

Patent Ownership Agreement

We entered into a patent ownership agreement with First Data which governs the ownership of and rights relating to certain patents. Under the patent ownership agreement, (i) First Data transferred to Western Union all right, title and interest in certain specified patents, including the right to sue for past infringement, (ii) First Data retained ownership of certain other patents and (iii) certain other patents are jointly owned by First Data and Western Union.

The Western Union Business

Our revenue is principally generated by money transfer and payment transactions. We derive our revenue primarily from two sources. Most of our revenue comes from fees that consumers pay when they send money. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency.

In our consumer-to-consumer segment we provide our third-party agents with our multi-currency, real-time money transfer processing systems used to originate and pay money transfers. Our agents provide the physical infrastructure and staff required to complete the transfers. We generally pay our agents a commission based on a percentage of revenue. The commission is shared between the agent that initiated the transaction, the “send agent,” and the agent that paid out the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent’s primary business (e.g., postal services, banking, check cashing, travel and retail businesses), making the economics of being a Western Union agent attractive to our agents. Western Union’s global reach and loyal consumer base allow us to attract agents we believe to be of high quality.

In our consumer-to-business segment we offer consumers options to make payments electronically over the telephone or the Internet, and to make cash payments in person at an agent location. We process electronic payments using the consumer’s credit card, debit card or bank account. We process cash payments much like we process consumer-to-consumer transactions.

Geographic Presence

Approximately 80% of our agent locations are outside the United States. Our services are available in almost every country or territory. We have offices in more than 40 countries. In the United States, Costa Rica, Russia, Mexico, Argentina and Australia, our offices include customer service centers, where our employees answer operational questions from agents. Our office in Dublin, Ireland serves as our international headquarters. Other offices, including regional management offices in Denver, Miami, Vienna, and Hong Kong, provide sales, marketing, data processing and other services. Our employees and members of senior management reflect the global nature of our business; natives of many different countries, they speak many languages.

Western Union agents include large networks such as post offices, banks and retailers. We have agreements with postal organizations in France, Germany, Spain, Russia, Argentina, Australia, China, India, New Zealand and elsewhere. Our services are offered through banks such as Société Générale, BNP Paribas, Credit Lyonnais, Millennium BCP, Agricultural Bank of China and the State Bank of India. National and international retailers in the network include Kroger and Publix in the United States and Travelex and DHL International. Many of our agents have multiple locations. Our agents know the markets they serve. They work with our management to develop business plans for their markets, and many of our agents contribute financial resources to marketing the business.

We intend to continue to identify and create opportunities to generate new revenue from our existing distribution channels, including through acquisitions and by equity investments in our agents. An example of our execution on this strategy is our acquisition in December 2006 of the remaining 75% interest in Servicio Electrónico de Pago S.A. and related entities (“SEPSA”), an Argentina-based provider of consumer-to-business payment services to a variety of organizations that receive consumer payments including utilities and government agencies. Prior to the acquisition of the remaining interest, we held a 25% interest in SEPSA.

Financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 17 to the Company’s Consolidated Financial Statements in Item 8.

Our Strengths

We believe our strengths position us to continue as the provider of choice for millions of consumers when they need to send or receive money and pay bills. Our strengths include our:

Strong relationships with high quality agents and businesses. We interact with millions of consumers around the world primarily through our global agent network. Our agents facilitate the global distribution and convenience that help define our Western Union brand, which in turn helps create demand for our services and helps us to recruit and retain agents. Our agents tend to be established organizations that provide an array of other consumer products and services. Many are open during nontraditional banking hours, such as nights and weekends, making it easier for consumers to use our services. Although our agent contracts are generally for 5 year terms, our top 40 agents globally have been with us an average of more than 12 years, and in 2006, these agents were involved in transactions that generated more than 50% of our consumer-to-consumer revenue. We occasionally acquire equity interests in, and enter into alliances with, certain of our agents to better align our long-term interests. We hold a majority interest in an alliance with our agent in France, and we hold minority interests in agents that have a presence in Ireland, the United Kingdom, Spain, Greece and Italy, among others.

We have relationships with more than 6,000 businesses and other billers. These relationships are a core component of our consumer-to-business payment services. In 2006, our top 20 billers represented approximately 45% of our consumer-to-business revenue. On average, we have provided our bill payment services to our top 20 billers for more than 10 years.

Global distribution network. The Western Union, Orlandi Valuta and Vigo agent networks are the foundation of our international presence. We have nearly 300,000 agent locations worldwide, with the vast majority offering Western Union branded service and a small number offering service under two or three of our brands. Our global footprint is based on more than a decade of building relationships with agents worldwide.

Success in the consumer-to-consumer money transfer business depends in large part on providing quality service at convenient send and receive locations. Our global network, extending to over 200 countries and territories, provides that convenience. We have emphasized the development of our receive network around the world over the last five years to align the supply of agent locations in the markets that primarily send transactions with those that pay them. Today, we believe we are well-positioned in key receive markets, such as China, India and the Philippines, to meet consumer demand.

To complement the convenience offered by our network’s global physical locations, in certain countries we have made our services available through other channels, such as our Internet service, westernunion.com, which allows consumers to send funds through our website, our telephone money transfer service and our direct-to-bank money transfer service, which allows consumers to send money directly to a bank account. For financial information regarding our foreign and United States operations, see Item 7 of Part II and our historical financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Established brands. Our Western Union brand is built on a foundation of more than 150 years of history and consumer-focused service. Our consumers have told us that they believe the Western Union brand represents speed, reliability, trust, value and convenience. In the United States, where the brand has existed the longest, there is a very high level of brand awareness among money transfer users. The international expansion of our agent network over the past decade has made the Western Union brand visible today nearly everywhere consumers send and receive money. We are building the level of awareness in Europe and Asia. As people move and travel around the world, they are able to find a well recognized service to send funds to others.

We also offer money transfer services under the Orlandi Valuta and Vigo brands. Over the past three years, Western Union branded transactions have grown the fastest of the three brands. Through our Western Union Quick Collect, Western Union Convenience Pay®, Pago Fácil, Speedpay®, and Equity Accelerator® brands, we offer cash-based and electronic consumer-to-business payment services.

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2006, we invested more than $290 million to market, advertise and promote our services and our agents made significant additional investments.

Consumer relationships. One of our strengths has been our focus on our consumers and offering them fast, reliable money transfer services. Our global loyalty card program is available in a growing number of countries. We launched our Gold Card, the principal vehicle of the program, in the United States in 2002. As of December 31, 2006, the loyalty program was available in 62 countries and had more than 8 million active cards, primarily in the United States. The Gold Card offers consumers faster service at the point-of-sale, rewards such as free telephone time and service enhancements including, on a pilot basis in select markets, income continuity insurance. On average, a Gold Card consumer initiates more transactions and has a higher rate of retention than a non-carded consumer. In the United States approximately 45% of Western Union branded consumer-to-consumer transactions are initiated using a Gold Card. We are also seeing increases in usage in Europe and Asia where we began offering the Gold Card in 2004. The global loyalty program is one component of our consumer relationship management, or “CRM,” program designed to support and enhance long-term relationships with our consumers. Consumer databases supplement these efforts by providing insight on consumer preferences so that we can selectively target consumer communications and marketing.

Operational excellence. An important part of operational excellence is steadfastly reliable technology. Our systems enable us to provide worldwide, multi-currency and real-time money transfer processing with a high degree of reliability. We provide dynamic computer host-to-host interfaces to our largest agents and billers that enable them to offer money transfer and payment services within their own computer environment. We also provide settlement and reconciliation software to our agents and billers with reporting and analysis tools to help them monitor many aspects of their money transfer business, including transactions, profitability and cash flow. Behind the scenes, our settlement systems facilitate the periodic settlement of accounts between our company and our agents and billers. Our systems and processes enable our agents to pay money transfers in over 120 currencies. Many of our agents can also pay in multiple currencies at a single location.

Flexibility is another important component of operational excellence. We continue to work to implement consumer focused enhancements to our services. These efforts have resulted in offerings like telephone and Internet services, and money transfers paid directly to a bank account or to a stored-value card.

Attractive financial profile. While we will continue to incur interest costs in connection with the debt incurred as part of the spin-off, our revenue and net cash flow will provide us with opportunities to invest in our core business growth, new services and new markets. In 2006, we generated $4.5 billion in revenues, had an operating profit margin of 29% and generated over $1.1 billion in net cash provided by operating activities.

Experienced management team. Our management team is substantially the same team that managed the Western Union business for First Data before the spin-off. Business leaders at the senior management level and below were involved in Western Union’s global expansion and creating and implementing our long-term strategy. Collectively, members of our executive team have an average of nine years with us or First Data.

Our Strategy

We believe that our strengths position us well to continue to pursue global markets and remain focused on our consumers and their needs. To do so, we developed a number of strategies, including:

Expand and diversify global distribution. We are focused on selectively expanding our agent network and relationships with billers. Examples of this strategy and our recent success in implementing it include:

•

Adding or enhancing services allowing consumers in many countries to send and receive money transfers within the same country. International intra-country transactions generated over $65 million in revenue in 2006. Increases in intra-country transactions were driven by growth in the Philippines and Chile.

•	Launching our internet service internationally, beginning with the United Kingdom in 2004. Westernunion.com, our internet service, generated over $90 million in revenue in 2006, up 34% from 2005.

•	Expanding our network in key receive markets, such as China and India. Combined, China and India represented about 4% of our total revenue in 2006, up from 3% in 2005.

We intend to continue to identify and create opportunities to generate new revenue from our existing distribution channels.

Our strategy is to align the number of send and receive agent locations in our markets to correspond to the send and receive demands of our consumers in each market. We have focused on building receive networks in countries with large inbound remittance markets, particularly in Latin America, Africa and eastern Europe, as well as key countries like China, India and elsewhere in Asia. This increased presence in receive markets provides customers from these countries confidence that money they send home will be delivered to a convenient location they know. In the United States, western Europe and other predominantly send markets, we add agent locations in locales that tend to attract immigrants. While we continue to develop our global network, we expect the majority of our growth in the future to come from existing locations.

Until December 2006 when we acquired SEPSA, we offered bill payment services primarily in the United States. We intend to pursue continued global expansion of consumer-to-business payments services, through our existing agent network and through acquisitions and alliances.

Build our brands and enhance our consumers’ experience. We remain focused on our brands and make sizable investments to build our brands and enhance our consumers’ experience. In each of the last three years, we have spent approximately 7% of our revenue on marketing, including advertising, events, loyalty programs, and employees dedicated to marketing activities. Building our brands and enhancing the consumer experience are strategies that are grounded in our global CRM programs, which emphasize building a lifetime relationship with our consumers and their families. The Western Union Gold Card is a key part of this strategy. The Gold Card program helps build satisfaction and loyalty by offering consumer recognition, added convenience at the point-of-sale and rewards for multiple transactions. As we continue to introduce the Gold Card in additional countries, we expect to combine the benefits of increased usage with enhanced consumer relationships. In addition, in each of the last three years we have invested in consumer-to-consumer pricing decreases designed to meet consumer needs, maximize market opportunities and strengthen our overall competitive position. Pricing decreases generally reduce margins, but are done in anticipation that they will result in increased transaction volumes. Such pricing decreases are implemented in selected corridors or markets. The impact of each pricing decrease and any offsetting increase in volume is shared with our agents through commissions.

Develop consumer convenience and choice. We focus our product development strategy on providing money transfer services that meet consumers’ needs for convenience, choice and control, including:

•	Walk-in money transfer service—our traditional cash money transfer service from one person to another through our worldwide agent network. Most of our revenue is generated through this service;

•	Westernunion.com—our Internet service;

•	Telephone Money Transfer—a service that allows consumers to speak with Western Union operators in a number of languages by phone to send funds;

•	Money Transfer by Phone—a service that allows consumers to speak with Western Union operators in a number of languages by phone from agent locations to send funds;

•	Direct to Bank—a service that allows consumers to send funds directly to a bank account;

•	Account to Cash—a service that allows consumers to debit their bank accounts and send the money through Western Union for payment at any agent location;

•	Home Delivery of remittances—a service that allows funds to be delivered to the recipient rather than picked up at an agent location; and

•	Western Union@ATM—a service that allows consumers to transfer funds to or from certain ATMs.

In the United States, we offer consumers the ability to send payments to billers through a variety of channels, including walk-in locations, telephone and the Internet. In order to pay their bills through these channels, consumers can use various means of payment—cash, checks, payments using a bank account through the automated clearing house (“ACH”), credit card, or debit cards. We intend to increase our consumer payments business in the United States by pursuing existing and emerging electronic payments services and technologies. Equally important, we plan to expand this business outside the United States, as demonstrated by our recent acquisition of SEPSA.

Explore new service offerings. Western Union is exploring new ways to bring additional services to our consumers around the world. For example, Western Union International Bank GmbH or “Western Union International Bank”, based in Vienna, Austria, has the ability to establish branches and offer money transfer and other financial services directly to consumers in each of the 27 member states of the European Union and the three additional states of the European Economic Area. We continue to explore new services—either offered by our company directly or through third parties—that are meaningful to our large consumer base.

Our Segments

We manage our business around the consumers we serve and the type of services we offer. Each segment addresses a different combination of consumer needs, distribution networks and services.

•	Consumer-to-consumer—provides money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems.

•

Consumer-to-business—focuses on payments from consumers to billers through our networks of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in selected markets, as demonstrated by our December 2006 acquisition of SEPSA, substantially all of the segment’s 2006 revenue was generated in the United States.

Our other businesses not included in these segments include Western Union branded money orders available through a network of third-party agents primarily in the United States and Canada, and prepaid services. Prepaid services include a Western Union branded prepaid card sold through our agent network primarily in the United States and the Internet, and top-up services for third parties that allow consumers to pay in advance for mobile phone and other services.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 84% of our total consolidated revenues for 2006. We offer consumers a variety of ways to send money. Although most remittances are sent in cash at one of our nearly 300,000 agent locations worldwide, in some countries we also offer the ability to send money over the Internet or the telephone, using a credit or debit card. Some agent locations also accept debit cards to initiate a transaction. We also offer consumers several options to receive a money transfer. While the vast majority of transfers are paid in cash at agent locations, in some places we offer payments directly to the receiver’s bank account or a stored-value card.

Operations

Our revenue is derived primarily from transaction fees charged to consumers to transfer money. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and address of the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. This sending agent enters the transaction information into our data processing system and the funds are made available for payment, usually within minutes. The recipient enters any agent location in the designated receiving area or country, presents identification and is paid the transferred amount. Recipients do not pay a fee (although in limited circumstances, a tax may be imposed on the payment of the remittance). We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the locations from and to which the funds are to be transferred.

We maintain three separate multi-currency, real-time money transfer processing systems through which a consumer can transfer money from a location within that system. Money transfer services are available under the Western Union, Orlandi Valuta and Vigo brands, at least one of which is available in each location in the agent network.

Approximately 85% of our consumer-to-consumer transactions involve at least one non-United States location. No individual country outside the United States and Mexico accounted for more than 10% of the segment’s revenue for the years ended December 31, 2006, 2005, and 2004. Mexico, shown separately in the table below, accounted for the largest single source of foreign country revenue in the segment. Certain of our agents facilitate a large number of transactions; however, no individual agent accounted for greater than 10% of the segment’s revenue during these periods. The table below presents the geographic components of consumer-to-consumer revenue for Western Union, Orlandi Valuta and Vigo as a percentage of the total segment revenue.

	Years Ended December 31,
	2006	2005	2004
International (a)	74%	72%	71%
Domestic (b)	16%	19%	21%
Mexico (c)	10%	9%	8%

(a)	Represents transactions between and within foreign countries (excluding Canada and Mexico), transactions originated in the United States or Canada destined for foreign countries and foreign country transactions destined for the United States or Canada. Excludes all transactions between or within the United States and Canada and all transactions to and from Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the United States and Canada.
(c)	Represents all transactions to and from Mexico.

Seasonality

Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

Services

We offer money transfer services worldwide. In 2006, over 90% of our consumer-to-consumer transactions were traditional cash money transfers involving our walk-in agent locations around the world. In order to enhance the convenience of our services, we offer a number of options for sending and receiving funds; however, historically, demand for in-person, cash money transfers has been the strongest. The different ways consumers can send or receive money include the following:

Walk-in money transfer service. The majority of Western Union, Orlandi Valuta and Vigo remittances constitute transactions in which cash is collected by the agent and payment (usually cash) is available for pick-up at another agent location in the designated receive country, usually within minutes.

Western Union continues to develop new services that enhance consumer convenience and choice and are customized to meet the needs of consumers in the regions where these services are offered. In the United States, consumers can use a debit card to send transactions from many agent locations. In some United States outbound corridors and in select international corridors, Western Union provides Direct to Bank service, enabling a consumer to send a transaction from an agent location directly to a bank account in another country. In certain countries, Western Union offers payout options through a debit or stored-value card, or through a money order. In a number of countries in Latin America and the Caribbean, Western Union agents offer a bank deposit service, in which the paying agent provides the receiver the option to direct funds to a bank account or to a stored-value card. Vigo also offers Direct to Bank and home delivery service in certain receive countries.

Our “Next Day Delivery” option is a money transfer that is available for payment 24 hours after it is sent. This option is available in certain markets for domestic service within the United States, and in select United States outbound and international corridors, including Mexico. The Next Day Delivery service gives our consumers a lower-priced option for money transfers that do not need to be received within minutes. The service still offers the convenience, reliability and ease-of-use that the Western Union brand represents.

Our “Money Transfer by Phone” service is available in select Western Union agent locations in the United States. In a Money Transfer by Phone transaction, the consumer is able to use a telephone in the agent location to speak to a Western Union representative in one of several languages. Typically the sender provides the information necessary to complete the transaction to the Western Union operator on the phone and is given a transaction number, which the sender takes to the agent’s in-store representative to send the funds.

Online money transfer service. Our Internet website, westernunion.com, allows consumers to send funds on-line, using a credit or debit card, for pay-out at Western Union-branded agent locations around the world. Transaction capability at westernunion.com was launched in the United States in 2000 and in Canada in 2002. Since 2004, Western Union has expanded the service to additional countries outside the United States.

Telephone money transfer service. Our Telephone Money Transfer service allows Western Union consumers to send funds by telephone without visiting an agent location. Consumers call a toll-free number in the United States or the United Kingdom and use a debit card or credit card to initiate a transaction. The money transfer is then available for pay-out at an agent location.

Distribution and Marketing Channels

We offer our consumer-to-consumer service through our global network of third-party agents and the other initiation and payment methods discussed above. Western Union provides central operating functions such as transaction processing, marketing support and customer relationship management to our agents.

Some of our Western Union agents outside the United States manage subagents. Although these subagents are under contract with our primary agents (and not with Western Union directly), the subagent locations have access to the same technology and services that our agent locations do.

Our international agents are able to customize services as appropriate for their geographic markets. In some markets individual agents are independently offering specific services such as stored-value payout options and direct to bank service. Our marketing relies on feedback from our agents and consumers, and our agents also market our services.

In February 2005, Western Union International Bank began operations. We chartered the bank in order to adapt to the challenges presented by the growing trend among the member states of the European Union to regulate the money transfer business. Western Union International Bank holds a full credit institution license, allowing it to offer a range of financial services throughout the 27 member states of the European Union and the three additional states of the European Economic Area. Today, the bank offers retail service in over 20 locations in three countries and online money transfer services in seven countries.

Industry Trends

We participate in a large and growing market for money transfer. Growth in the money transfer business tends to correlate to immigration and related employment rates worldwide. Therefore, an indicator for future growth is the size of the international migrant population, which to a certain extent follows economic opportunity worldwide. In 2006, the United Nations reported that there were 191 million people living outside their country of origin in 2005. We anticipate that demand for money transfer services will continue to grow as individuals continue to migrate to countries outside of their country of origin. According to a 2005 United Nations report, during 2005 to 2050, the net number of international migrants moving to more developed regions of the world is projected to increase by 98 million or an average of 2.2 million annually.

Aite Group, LLC or “Aite”, an independent research and advisory firm, estimated in a January 2005 report that the total value of remittances sent by workers to developed and emerging regions would be $269 billion in 2006 and that this amount would grow to $289 billion in 2007. These figures were estimated primarily by using balance of payments data reported by the International Monetary Fund, the Inter-American Development Bank, central banks and money transmitters. They do not capture all of the money transfers sent through informal channels and do not measure the size of the intra-country market. The World Bank estimates that unrecorded remittances are at least half as large as recorded remittances.

In 2006, consumers transferred $53 billion in consumer-to-consumer transactions through our company in both cross-border and intra-country transactions. Funds transferred through our agent network have increased at a compound annual growth rate of 26% from 2004 to 2006.

Another significant trend impacting the money transfer industry is the increase in regulation in recent years. Regulation in the United States and elsewhere focuses, in part, on anti-money laundering and anti-terrorist financing compliance efforts. Regulations require money transfer providers, banks and other financial institutions, to develop systems to monitor and report appropriately on certain transactions.

Competition

We face robust competition in the highly-fragmented consumer-to-consumer money transfer industry. We compete with a variety of money transfer service providers, including:

•	Global money transfer providers—Global money transfer providers allow consumers to send money to a wide variety of locations, in both their home countries and abroad.

•

Regional money transfer providers—Regional money transfer companies, or “niche” players, provide the same services as global money transfer providers, but focus on a small group of corridors or services within one region, such as North America to the Caribbean, Central or South America, or western Europe to north Africa.

•

Banks—Banks of all sizes compete with us in a number of ways, including bank wire services and card-based services. We believe that banks often use wire transfer services and other money transfer methods to attract immigrant consumers to their banks so they can sell them other services and products.

•	Informal networks—Informal networks enable people to transfer funds without formal mechanisms, such as receipts, and, often, without compliance with government reporting requirements.

•

Alternative channels—Alternative channels, including mail and commercial courier services, online money transfer services that allow consumers to send money over the Internet and card-based options, such as ATM cards and stored-value cards, allow consumers to send or receive money.

The most significant competitive factors in consumer-to-consumer remittances relate to brand recognition, distribution network, consumer experience and price.

For additional details regarding our consumer-to-consumer segment, including financial information regarding our international and United States operations, see Item 7 of Part II and our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Consumer-to-Business Segment

We provide a portfolio of electronic and cash payment options that provide consumers with fast and convenient ways to make one-time or recurring payments. These services facilitate payments to a variety of organizations that receive consumer payments including utilities, auto finance companies, mortgage servicers, financial service providers and governmental agencies which we sometimes refer to as “billers”. Revenues from this segment represented 14% of our revenue in 2006.

Operations

Our revenue in this segment is derived primarily from transaction fees paid by the consumer or the biller. These fees are typically less than the fees charged in our consumer-to-consumer segment. In order to make an electronic payment, the consumer or biller initiates a transaction over the telephone or the Internet which we process using the consumer’s credit card, debit card or bank account (processed through the ACH). In order to make a cash payment, the consumer goes to an agent location and makes the payment to the agent. While we continue to pursue international expansion of our offerings in select markets, such as the December 2006 acquisition of SEPSA, substantially all of the segment’s 2006 revenue was generated in the United States. No individual biller accounted for greater than 10% of this segment’s revenue during all periods presented.

Services

Our consumer-to-business services strive to give consumers choices as to the payment channel and method of payment, and include the following:

Electronic payments. Consumers and billers use our Speedpay service in the United States and the United Kingdom to make consumer payments to a variety of billers using credit cards, debit cards and ACH. Payments are initiated over the telephone or the Internet.

Our Equity Accelerator service is provided in the mortgage service industry, enabling consumers to make mortgage payments by ACH. It is marketed as a convenient way for homeowners to schedule additional recurring principal payments on their mortgages. Consumers enroll in the service, customize their payment schedule and make payments through one or more bank accounts.

Cash payments. Consumers use our Quick Collect service to send guaranteed funds to businesses and government agencies from over 50,000 Western Union agent locations across the United States and Canada, using cash and, in select locations, a debit card. Consumers use our Convenience Pay service to send payments by cash or check from a smaller number of Convenience Pay agent locations primarily to utilities and telecommunication providers. We also offer Quick Cash, a cash disbursement service used by businesses and government agencies to send money to employees or individuals with whom they have accounts or other business relationships. In addition, our recent acquisition, SEPSA, provides a walk-in bill payment service in Argentina and operates under the well-known Pago Fácil brand.

Distribution and Marketing Channels

Our electronic payment services are available primarily through the telephone and the Internet, while our cash-based services are available through our agent networks. Billers market our services to consumers in a number of ways, and we market our services directly to consumers using a variety of means, including advertising materials and promotional activities at our agent locations. Consumers can also participate in the Western Union Gold Card program when making cash payments to billers.

Industry Trends

The consumer-to-business payment industry has evolved with technological innovations that created new methods of processing payments from individuals to businesses. We believe that the United States is in the midst of a trend away from paper checks toward electronic payment methods accessible through multiple technologies. We believe that the market will reward those companies that are able to provide consumers with fast and reliable ways to make payments by the method and through the means of their choice. Historically, the majority of bills in the United States were paid through checks in the mail. In 1989, Western Union began offering an agent-based cash bill payment solution which provided consumers with a convenient, walk-in, cash-based way to pay their bills. Further innovation in the industry led to the creation of electronic options for consumer payments including telephone and online services. In a February 2005 report, Aite estimated that more than 18 billion bill payments would be made in 2005 in the United States alone.

The consumer-to-business payment industry outside the United States is at varying stages of development. In some countries, walk-in cash payments at a biller’s office or through a third party network are widely used, while in other countries electronic payment options are finding ready acceptance by consumers and businesses alike.

Competition

We face robust competition in the highly-fragmented consumer-to-business payment industry. Competition in electronic payments includes financial institutions (which may offer bill-payment services in their own name or may “host” payment services operated under the names of their clients), billers offering their own or third-party services to their own customers, and third-party providers of all sizes offering services directly to consumers. In many cases, competitors specialize in a small number of industries. Competitors for cash payments include a biller’s own walk-in locations, or those provided by others, some only on a regional basis, as well as mail and courier services. There is also competition between electronic and cash-based payments methods.

The most significant competitive factors in this segment relate to brand recognition, convenience, variety of payment methods and price.

For additional details regarding our consumer-to-business segment, see Item 7 of Part II and our historical financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Other

Our remaining business units are grouped in the “Other” category, which includes money orders and prepaid services.

We sell Western Union branded money orders, issued by IPS, to consumers at non-bank retail locations primarily in the United States and Canada. Money order revenue is generated through a combination of commissions collected from IPS and per item fees collected from agents. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to IPS promptly following the sale date. Agents generally receive no commissions from us on money order sales, but rather earn revenue by charging a fee to the consumer for the purchase of the money order. We do not believe the recent announcement of First Data of its plan to exit its official check and money order business will have a significant impact on us, as First Data has indicated it will honor its contract with us through the initial contract term of 2011. We believe this provides us with adequate time to replace the services currently provided by First Data.

Western Union also offers prepaid services consisting of:

•	a Western Union branded prepaid card (issued by a third party); and

•	third-party top-up services.

The Western Union branded prepaid card is sold through our agent network primarily in the United States and the Internet. Our “top-up” services allow consumers to pre-pay for mobile phone or other services, and otherwise store value with service providers that can be accessed by the consumer in the future.

Intellectual Property

The Western Union brand, consisting of trademark registrations in many countries, is material to our company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our growth. The Vigo service mark and the Orlandi Valuta, Speedpay, Paymap®, Western Union Quick Collect, Convenience Pay trademarks and service marks are also important to our company, in addition to the Pago Fácil service mark, registered in Argentina, which we acquired as part of the SEPSA acquisition in December 2006. We own patents and patent applications covering aspects of our processes and services, but our business is not dependent on them.

We have been, and in the future may be, subject to claims and suits alleging that our technology or business methods infringe patents owned by others, both in and out of the United States. Unfavorable resolution of these claims could require us to change how we deliver services, result in significant financial consequences, or both, which could adversely affect our business, financial position and results of operations.

Risk Management

Our company has a substantial credit risk management department that evaluates and monitors our credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our online services and electronic consumer-to-business channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. The credit risk management team performs a credit investigation before each agent signing and conducts periodic analyses. As a result, our company’s losses associated with bad debts have been less than 1% of our annual revenue in each of the last three fiscal years.

A key component of the Western Union business model is our ability to manage risk associated with conducting financial transactions worldwide. We settle accounts with the majority of our agents in United States dollars and euros. We utilize currency exchange contracts, primarily forward contracts, to mitigate the risks associated with currency fluctuations. Limited foreign currency risk arises with respect to the agent settlement process. The foreign currency exchange risk is limited because the majority of money transfer transactions are paid within 24 hours after they are initiated and agent settlements occur in a few days in most instances.

International Investment

We have accumulated approximately $829.5 million of foreign earnings at December 31, 2006, for which no provision has been made for United States federal and state income taxes, as we expect to reinvest these earnings outside the United States indefinitely. We believe the investment of these proceeds over a number of years will assist us in executing on our international strategies, including expanding and diversifying global distribution and exploring new service offerings, as follows:

•

providing the necessary capital to expand our international bank, which has the ability to establish branches and offer money transfer and other financial services directly to consumers in each of the 27 member states of the European Union and the three additional states of the European Economic Area;

•	providing us with the ability to acquire companies outside the United States that complement our existing businesses worldwide, such as our recent acquisition of SEPSA;

•	providing us with the ability to strategically invest in, or increase our ownership interest in, certain of our agents;

•	developing new or enhancing existing software to support the expansion of our international agent network;

•	expanding our international call center operations; and

•	funding our operating cash requirements outside the United States.

The timing of these investments will be based on specific opportunities.

Regulation

Our operations are subject to a wide range of laws and regulations enacted by the United States, states, localities and other countries. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, escheat laws and laws covering consumer privacy, data protection and information security. Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing and other illicit activity. Failure to comply with any of these requirements—by either Western Union or its agents (who are third parties, over which Western Union has limited legal and practical control)—could result in the suspension or revocation of a license or registration required to provide money transfer services, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines. We continue to implement policies and programs and adapt our business practices and strategies to help us comply with current legal standards, as well as with new and changing legal requirements affecting particular services, or the conduct of our business in general. These programs include dedicated compliance personnel, training and monitoring programs, as well as support and guidance to our agent network on compliance programs.

Money Transfer and Payment Instrument Licensing and Regulation

In the United States, most states license money transfer services providers and issuers of payment instruments. Many states exercise authority over the operations of our services related to money transmission and the sale of payment instruments and, as part of this authority, subject us to periodic examinations. Many states require, among other things, that proceeds from the sales of payment instruments and money transfers be invested in high-quality marketable securities prior to the settlement of the transactions. These licensing laws also may cover matters such as regulatory approval of controlling shareholders, regulatory approval of agent locations and consumer forms, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain certain net worth levels. Many states also require money transmitters, issuers of payment instruments, and their agents to comply with federal and/or state anti-money laundering laws and regulations.

Our money transfer and money order services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”) and similar state laws and regulations. In addition, certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. We provide very limited services to Cuba, Syria and Sudan pursuant to advisory opinions of, or specific authority granted under licenses from, the United States Department of the Treasury Office of Foreign Assets Control. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders, to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, in some cases, to collect and maintain certain information about the sender and receiver, and to maintain transaction records. States impose similar and, in some cases more stringent, requirements. These requirements also apply to our agents. The Treasury Department has interpreted these requirements to include due diligence and risk-based monitoring of agents inside and outside the United States.

In addition, our money transfer business is subject to some form of regulation in the countries and territories in which those services are offered. These regulations may include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be moved into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer, agreements on the rates of exchange between currencies, and laws and regulations intended to help detect and prevent money laundering activity. In many countries, our agents are required to obtain licenses or permits to offer money transfer services.

We have developed and are enhancing global compliance programs to monitor and address various aspects of legal and regulatory requirements and developments. Our money transfer network operates through third-party agents in most countries, and our legal and practical ability to control those agents’ compliance activities is limited. To assist in managing and monitoring money laundering risks, we have developed and continue to enhance an anti-money laundering compliance program comprised of policies, procedures, systems and internal controls. At present, we have approximately 250 employees in a number of our offices around the world dedicated to these efforts.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers and sales of payment instruments affecting us or our agents, including regulations that:

•	prohibit transactions in, to or from certain countries, governments and individuals and entities;

•	impose additional identification, reporting or recordkeeping requirements;

•	limit the entities capable of providing money transfer services and/or the sale of payment instruments, or imposing additional licensing or registration requirements;

•	impose minimum capital or other financial requirements;

•	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•	require additional disclosures to consumers; or

•	limit the number or principal amount of money transfers which may be sent to or from the jurisdiction.

Escheat Regulations

Our company is subject to unclaimed or abandoned property (escheat) laws in the United States and abroad. These laws require us to turn over to certain government authorities the property of others held by our company that has been unclaimed for a specified period of time, such as unredeemed money transfers. We hold property subject to escheat laws and we have an ongoing program to comply with the laws. We are subject to audits with regard to our escheatment practices.

In 2002, Affiliated Computer Services (“ACS”) notified First Data of its intent to audit First Data’s escheatment practices (and those of all its subsidiaries) on behalf of 19 states (the “ACS States”). The ACS States have subsequently increased to 43 states. However, the ACS States have agreed to allow First Data and its subsidiaries to conduct an internal examination of their escheatment practices utilizing third-party experts. First Data has independently entered into Voluntary Disclosure Agreements with four other states (the “VDA States”). Like the ACS States, the VDA States agreed to allow First Data and its subsidiaries to conduct their own internal review in place of an audit by the states.

First Data completed the majority of its internal review in December 2005. As a result of that review, and in addition to amounts already recorded, Western Union recognized an $8.2 million pretax charge, reflected in “cost of services” in the consolidated statements of income, in the fourth quarter of 2005 for domestic and international escheatment liabilities (portions of this charge are not scheduled to be remitted until periods beyond 2006). Western Union and First Data have agreed that First Data will continue discussions with the ACS States and VDA States on behalf of Western Union and is authorized to settle the escheat liabilities within specified parameters.

Western Union has completed its internal review and is in the final discussions of the results thereof with the ACS States and the VDA States. Any difference between the amounts accrued by our company and those claimed by a state or foreign jurisdiction will be reflected in the periods in which any resolutions occur.

Privacy and Information Security Regulations

Our services are subject to privacy laws and regulations of the United States, states and foreign countries. United States privacy laws include the federal Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly to companies that provide services to financial institutions. Laws in other countries include those adopted by the member states of the European Union under Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995, as well as the laws of other countries. In some cases, the laws of a member state may be more restrictive than the Directive and may impose additional duties on companies. Each of these laws restricts the collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, and in certain circumstances, obligations to provide notification to affected individuals, state officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information.

In connection with governmental efforts to prevent money laundering and terrorist financing and pursuant to legal obligations and authorizations, when required by law, Western Union makes information available to United States federal and state, as well as certain foreign government agencies. In recent years, these agencies have increased their requests for such information from Western Union and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing. During the same period, there has also been increased public attention to concerns about consumer privacy, accompanied by legislation and regulations intended to address issues of data protection, information security and privacy. These two policy goals—the prevention of money laundering and terrorist financing and the protection of consumer privacy—may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its legal responsibilities, the legal, political and business environments in this area are rapidly evolving, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to liability and reputational damage.

Banking Regulation

Western Union International Bank operates under a banking license granted by the Austrian Financial Market Authority (“FMA”), allowing the bank to offer a range of financial services in the 27 member states of the European Union and the three additional states of the European Economic Area. The banking license subjects our bank to the Austrian Banking Act and the Austrian Financial Market Authority Act as well as regulation by the FMA and the Austrian National Bank. The bank also is subject to regulation, examination and supervision by the New York State Banking Department (the “Banking Department”), which has regulatory authority over our subsidiary that holds all interest in the bank, a limited liability investment company organized under Article XII of the New York Banking Law. An Agreement of Supervision with the Banking Department imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements. Banking Department approval is required under the New York Banking Law and the Agreement of Supervision prior to any change in control of the Article XII investment company.

Since Western Union International Bank does not, among other things, operate any banking offices in the United States and does not conduct business in the United States except as may be incidental to its activities outside the United States, our company’s affiliation with Western Union International Bank does not cause it to be subject to the provisions of the Bank Holding Company Act.

Other

Stored-value services offered by Western Union prepaid services are subject to federal and state laws and regulations related to consumer protection, licensing, escheat, money laundering, and payment of wages. These laws are evolving, unclear and sometimes inconsistent, and the extent to which these laws apply to Western Union or its consumers is in a state of change. We are unable to determine the impact that the clarification of these laws and their future interpretations may have on these services.

Employees and Labor

As of December 31, 2006, our businesses employed approximately 5,900 employees. The December 2006 acquisition of SEPSA contributed approximately 800 employees to our employee count. Western Union has two four-year labor contracts (both expiring August 6, 2008) with the Communications Workers of America, AFL-CIO representing approximately 960 employees located primarily in Dallas, Texas; Bridgeton, Missouri and St. Charles, Missouri. Our United States based employees are not otherwise represented by any labor organization.

Available Information

Western Union’s principal executive offices are located at 12500 East Belford Avenue, Englewood, CO, 80112, telephone (866) 405-5012. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Financial Information” portion of the Company’s web site, www.westernunion.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission or the “SEC”. The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Executive Officers of the Registrant

As of February 26, 2007 our executives are listed below:

Name	Age	Position
Christina A. Gold	59	President, Chief Executive Officer and Director
Liz Alicea-Velez	50	Executive Vice President, Latin America/Caribbean
David Barnes	45	Executive Vice President, United States/Canada and Strategic Development
Guy A. Battista	58	Executive Vice President and President of Western Union Financial Services, Inc.
Royal Cole	45	Executive Vice President and General Manager, Western Union Payment Services
Hikmet Ersek	46	Executive Vice President and Managing Director, Europe/Middle East/Africa/South Asia
Robin Heller	41	Executive Vice President, Operations and IT
Ian Marsh	53	Executive Vice President and Managing Director, Asia Pacific
Scott Scheirman	44	Executive Vice President and Chief Financial Officer
David Schlapbach	48	Executive Vice President, General Counsel and Secretary
Grover Wray	46	Executive Vice President of Human Resources

Christina A. Gold is our President, Chief Executive Officer and one of our directors. Prior to the spin-off, she was a Senior Executive Vice President of First Data and President of Western Union from May 2002 to 2006.

From October 1999 to May 2002 she was Chairman, President and Chief Executive Officer of Excel Communications, Inc. Ms. Gold served as President and Chief Executive Officer of The Beaconsfield Group from March 1998 to October 1999. In 1970 she joined Avon Products, Inc., serving as President of Avon Canada from 1989 to 1993 and President of Avon North America from 1993 to 1997 and Executive Vice President of Global Development from 1997 to 1998. Ms. Gold is a Director of ITT Industries, Inc., Torstar Corporation and New York Life Insurance Company.

Liz Alicea-Velez is our Executive Vice President, Latin America/Caribbean. Prior to taking this position in February 2007, she served as Senior Vice President and General Manager of Western Union’s Latin America/Caribbean region, President of Orlandi Valuta and President of Vigo Remittance Corp. from February 2006 to February 2007. From September 2002 to February 2006, Ms. Alicea-Velez served as Senior Vice President and General Manager of Western Union’s Domestic Money Transfer and Retail Money Order businesses, and as President of Orlandi Valuta. Prior to that time, she served as Area Vice President of Western Union’s Latin America/Caribbean region from January 1999 to September 2002. Ms. Alicea-Velez joined First Data in 1992.

David Barnes is our Executive Vice President, United States/Canada and Strategic Development. Mr. Barnes was co-Principal Financial Officer of our company from August 2006 to February 2007. Prior to joining Western Union in 2006, Mr. Barnes was Chief Financial Officer of Radio Shack Corporation starting in April 2005. In March 1999, Mr. Barnes joined Adolph Coors Company as Vice President and Treasurer of Adolph Coors and Vice President of Finance and Treasurer of Coors Brewing Company. In 2002, he became Chief Financial Officer of Coors U.S.

Guy A. Battista is our Executive Vice President and President of Western Union Financial Services, Inc. Prior to the spin-off, he was an Executive Vice President and Chief Information Officer of First Data from March 2001 to 2006. Mr. Battista joined First Data in 1990.

Royal Cole is our Executive Vice President and General Manager, Western Union Payment Services. Prior to the spin-off, Mr. Cole had responsibility for Western Union’s Payment Services including Retail Money Orders and Prepaid Services from December 2005 to 2006. From December 2001 to December 2005, he was Senior Vice President and General Manager of Agent Network Management for Western Union. Prior to that time, Mr. Cole was Senior Vice President and General Manager of ValueLink from November 1999 to November 2001. Prior to joining Western Union in 1991, Mr. Cole held sales and sales management positions with the Pepsi-Cola Company.

Hikmet Ersek is our Executive Vice President and Managing Director, Europe/Middle East/Africa/South Asia. Prior to the spin-off, Mr. Ersek held various positions with Western Union. From March 2004 to 2006 he was Senior Vice President, Europe/Middle East/Africa/South Asia and from October 2002 to March 2004 he was Senior Vice President, Europe/Middle East/Africa. Prior to that time, Mr. Ersek was Regional Vice President, Central and Eastern Europe from July 2001 to October 2002. Prior to joining Western Union in September 1999, Mr. Ersek was with GE Capital specializing in European payment systems and consumer finance.

Robin Heller is our Executive Vice President, Operations and IT. Prior to the spin-off, she was Senior Vice President, Global Operations for First Data from November 2004 until 2006. From July 2003 to November 2004, Ms. Heller served in a similar capacity with Western Union. Prior to that time, she was Senior Vice President, Sales, Marketing and Operations for Western Union Commercial Services from July 2002 until June 2003 and Senior Vice President, Operations and Client Management for IPS, a First Data subsidiary, from July 2000 until June 2002. Ms. Heller joined First Data in 1988.

Ian Marsh is our Executive Vice President and Managing Director, Asia Pacific. Prior to the spin-off, he served in a similar capacity in Western Union from March 2004 to 2006. Prior to joining Western Union in 2004, Mr. Marsh was President, Reader’s Digest Europe from May 2001 to February 2003 and had a 30-year career with American Express, most recently serving as President and Chief Executive Officer, Japan.

Scott Scheirman is our Executive Vice President and Chief Financial Officer of our company. Prior to the spin-off, Mr. Scheirman held a variety of positions with First Data, most recently serving as the Senior Vice President and Chief Financial Officer for Western Union from 1999 to 2006. Prior to joining First Data, Mr. Scheirman was with Ernst & Young LLP. Mr. Scheirman serves as the Chairman of the Western Union Foundation. Mr. Scheirman joined First Data in 1992.

David Schlapbach is our Executive Vice President, General Counsel and Secretary. Prior to the spin-off Mr. Schlapbach held a variety of positions at First Data since joining it in 1996, including Deputy General Counsel—International, with responsibility for First Data’s legal matters outside the United States. In this capacity, he worked in First Data’s Paris office for four years, returning in 2004 to become General Counsel for Western Union. Prior to joining First Data, Mr. Schlapbach was an attorney at the law firm of Blackwell Sanders Peper Martin LLP in St. Louis, Missouri.

Grover Wray is our Executive Vice President of Human Resources. He joined Western Union as Senior Vice President, Human Resources in October 2005. Prior to joining Western Union, from January 2004 to September 2005, Mr. Wray was Vice President, Talent Management for Janus Capital Group. Previously, Mr. Wray served as Chief Human Resource Officer, North America for Heidrick & Struggles from 2003 to 2004 and Managing Partner, Human Resources North America for Arthur Anderson LLP, a company that Mr. Wray provided services to, from 1988 to 2003.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, financial position and results of operations, some of which are beyond our control. The following is a description of some important factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired. The risks identified below are not all-encompassing but should be considered in establishing an opinion of the Company’s future operations.

Risks Relating to Our Business and Industry

If we are unable to maintain our agent network, our business, financial position and results of operations would be adversely affected.

Most of our revenue is derived through our agent network. In addition, our international agents may have subagent relationships for which we have no direct relationship. Transaction volumes at existing agent and subagent locations often increase over time and new agents and subagents provide us with additional revenue. If agents decide to leave our network, if we are unable to sign new agents, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

Our business is subject to a wide variety of laws and regulations, especially laws designed to prevent money laundering and terrorist financing. Failure by us, our agents or subagents to comply with those laws and regulations could have an adverse effect on our business, financial position and results of operations.

As described under Item 1 of Part 1, our business is subject to a wide range of laws and regulations. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, escheat laws and laws covering consumer privacy, data protection and information security. Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing and other illicit activity. For example, certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. As federal and state legislative and regulatory scrutiny and action in these areas increase, we expect that our costs of complying with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements—by either us, our agents or subagents (both of which are third parties, over which we have limited legal and practical control) could result in the suspension or revocation of a license or registration required to provide money transfer services, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties, including fines. In addition to those direct costs, a failure by us, our agents or subagents to comply with applicable laws and regulations also could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

In connection with governmental efforts to prevent money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to United States federal and state, as well as certain foreign, government agencies. In recent years, these agencies have increased their requests for such information from Western Union and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing. During the same period, there has also been increased public attention to concerns about consumer privacy, accompanied by legislation and regulations intended to address issues of data protection, information security and privacy. These two policy goals—the prevention of money laundering and terrorist financing and the protection of consumer privacy—may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its legal responsibilities, the legal, political and business environments in this area are rapidly evolving, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to liability and reputational damage.

As noted above, most of our revenue is derived through our agent network. The types of enterprises that are legally authorized to act as our agents vary significantly from one country to another. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents. For example, a requirement that a money transfer provider be a bank or other highly regulated financial entity could increase significantly the cost of providing our services in many countries where that requirement does not exist today or could prevent us from offering our services in an affected country. Further, any changes in law that would require us to provide directly the money transfer services to consumers as opposed to through an agent network—effectively changing our business model—could significantly adversely impact our ability to provide our services, and/or the cost of our services, in the relevant jurisdiction.

Our fees may be reduced because of regulatory initiatives or proceedings that are either industry wide or specifically targeted at our company. For example, recent initiatives both in the United States and at G-8 summit meetings have focused on lowering international remittance costs. These initiatives may have an adverse impact on our business, financial position and results of operations.

Our agents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. A material change in the regulatory requirements necessary to offer money transfer services in a jurisdiction important to our business could mean increased costs and/or operational demands on our agents, which could result in the attrition of agents and subagents, a decrease in the number of locations at which money transfer services are offered and other negative consequences. The regulatory status of our agents could affect their ability to offer our services. For example, our agents in the United States are considered Money Service Businesses, or “MSBs,” under the Bank Secrecy Act. An increasing number of financial institutions view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. As a result, several financial institutions have terminated their banking relationships with some of our agents and with us, principally related to our Vigo business. If a significant number of agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services.

Although most of our Orlandi Valuta and Vigo agents are not exclusive, nearly all of the Western Union branded agents offer our services on an exclusive basis—that is, they have agreed by contract not to provide any non-Western Union branded money transfer services. While we believe that these agreements generally are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. For example, Russia and Ukraine have each enacted laws that effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with banks in those countries. The inability to enforce our exclusivity rights under our contracts could adversely affect our operations and revenue by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers and a number of other types of service providers. Our continued growth depends on our ability to compete effectively in the industry.

Money transfer and consumer payments are highly competitive industries comprised of players from a variety of financial and non-financial business groups. Our competitors include banks, credit unions, ATM providers and operators, card associations, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, web-based services, telephone payment systems

(including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges and traditional money transfer companies. These services are differentiated by features and functionalities such as speed, convenience, network size, hours of operations, loyalty programs, reliability and price. Our continued growth depends on our ability to compete effectively in these industries. We have made periodic pricing decreases in response to competition and to implement our brand investment strategy, which includes better meeting consumer needs, maximizing market opportunities and strengthening our overall competitive positioning. Pricing decreases generally reduce margins, but are done in anticipation that they will result in increased transaction volumes. Such consumer-to-consumer pricing decreases have averaged approximately 3% of our annual revenues over the last three years. In addition, failure to compete on service differentiation could significantly affect our future growth potential and related profitability.

Recently, card associations have become more active in promoting stored-value cards and other services that compete with our money transfer and consumer payments businesses. These associations, as well as debit networks, can be effective competitors because of the ubiquity of their brands, their large number of financial institution issuers and their extensive merchant networks. In addition, we offer consumers the ability to use debit cards in connection with certain of our services. The card associations and debit networks set the charge, known as an interchange fee, that we as a merchant must pay for accepting their cards. Their association and network rules also categorize transactions or cause us to categorize transactions in a manner that can affect the cost of the transaction to us or the consumer. Changes to interchange fees could increase our costs to accept cards in payment for services, while changes in how our services are categorized could make the use of cards to pay for our services less attractive to the consumer.

Many of our agents outside the United States are national post offices. These entities are usually governmental organizations that may enjoy special privileges or protections that could allow them to simultaneously develop their own money transfer businesses. International postal organizations could agree to establish a money transfer network among themselves. Due to the size of these organizations and the number of locations they have, any such network could represent significant competition to us. Because these entities are governmental organizations, they may be able to—or be required to—offer their money transfer services at, near or below their cost of providing such services.

Risks associated with operations outside the United States could adversely affect our business, financial position and results of operations.

Because an increasing portion of our revenue is generated in currencies other than the United States dollar, we are subject to risks related to changes in currency rates and foreign exchange regulation (such as the ability to repatriate funds to the United States, and the cost of repatriation). We use foreign currency forward contracts to mitigate the risks associated with changes in foreign currency. However, these derivative contracts do not eliminate all of the risks related to foreign currency translation.

Money transfers to, from or within or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Additionally, economic or political instability or natural disasters may make money transfers to, from or within a particular country difficult, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to make payments to or receive payments from international agents or our ability to recoup funds that have been advanced to international agents and could adversely affect our business, financial position and results of operations. In addition, the general state of telecommunications and infrastructure in some lesser developed countries creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

As noted above, many of our agents outside the United States are post offices, which are usually owned and operated by national governments. These governments may decide to change the terms under which they allow post offices to offer remittances and other financial services. For example, governments may decide to separate financial service operations from postal operations, or mandate the creation or privatization of a “post bank.” These changes could have an adverse effect on our ability to distribute and offer our services in countries that are material to our business.

Interruptions in international migration patterns could adversely affect our business, financial position and results of operations.

The money transfer business relies in part on migration patterns, which bring workers into countries with greater economic opportunities than their native countries. A significant portion of money transfers is initiated by immigrants. Changes in immigration laws, such as those currently being considered by the United States and its government, economic development patterns that discourage international migration and political or other events (such as war, terrorism or health emergencies) that would make it more difficult for workers to migrate or work abroad could adversely affect our remittance volume or growth rate and could each have an adverse effect on our business, financial position and results of operations. For example, during 2006, the United States to Mexico and United States domestic businesses, and to a lesser extent United States outbound businesses, were adversely impacted by the immigration debate and related activities in the United States. This controversy around the subject of immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants has created fear and distrust among some consumers in the United States. As a result, the frequency of money transfer transactions involving these consumers has decreased and some competitors have lowered prices and foreign exchange spreads in certain markets. These and other issues adversely affected our Mexico and United States domestic businesses, and to a lesser extent our U.S. outbound business in 2006 and we expect them to continue to impact our businesses in the future.

If consumers’ confidence in our business, or in traditional money transfer providers generally deteriorates, our business, revenue and results of operations could be adversely affected.

Our business is built on consumers’ confidence in our brands and our ability to provide fast, reliable money transfer services. Any erosion in consumers’ confidence in our business, or in traditional money transfer providers as a means to transfer money, could adversely impact transaction volumes which would in turn adversely impact our business, revenue and results of operations.

A number of factors could adversely affect consumers’ confidence in our business, or in traditional money transfer providers generally, many of which are beyond our control, including:

•	changes or proposed changes in laws or regulations that have the effect of making it more difficult for consumers to transfer money using traditional money transfer providers;

•

actions by federal, state or foreign regulators, including those that threaten the reliability of our money transfer services, such as the recent attempts by the Arizona Attorney General to seize money transfer funds from states other than Arizona to Sonora, Mexico;

•	any significant interruption in our systems, including by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses; and

•	any breach of our security policies or applicable legal requirements resulting in a compromise of consumer data.

Unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax costs, thereby negatively impacting our results of operations. We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our foreign business which was restructured in 2003. Our reserves reflect what we believe to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. Any difference from our position as recorded in our consolidated financial statements and the final resolution of a tax issue will be reflected in our income tax expense in the period during which the issue is resolved. Such resolution could also affect our effective tax rate for future periods. To address certain tax aspects of the 2003 restructuring of our international operations, discussions were initiated with the Internal Revenue Service pursuant to the Internal Revenue Service’s Advance Pricing Agreement, or “APA,” Program. We were notified by the Internal Revenue Service in October 2006, however, that we will not be able to conclude an arrangement acceptable to us through the APA Program and, therefore, expect that the tax aspects of the 2003 restructuring will be addressed as part of the ongoing federal income tax audit. We have benefited from the 2003 restructuring by having our income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates rather than the U.S. and state combined statutory tax rate. The amount of taxes attributable to such rate differential is included in the “Foreign rate differential” line in the effective rate reconciliation in Note 10—“Income Taxes” to our consolidated financial statements and cumulatively totaled $210.8 million through December 31, 2006.

Acquisitions and integrating new businesses create risks and may affect operating results.

We occasionally acquire businesses both inside and outside the United States. The acquisition and integration of businesses involve a number of risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	integrating systems that may not have been designed or maintained to the same standards as those in the United States;

•	complying with foreign regulatory requirements;

•	fluctuations in currency exchange rates;

•	enforcement of intellectual property rights in some foreign countries;

•	difficulty entering new markets due to, among other things, customer acceptance and business knowledge of these new markets; and

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

Integrating operations could cause an interruption of, or divert resources from, one or more of our businesses and could result in the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with an acquisition and the integration of the acquired company’s operations could have an adverse effect on our business, financial position and results of operations.

Our ability to adopt technology in response to changing industry and consumer needs or trends poses a challenge to our business.

Our ability to compete in the markets we serve may be threatened by change, including changes in technology, changes with respect to consumer needs, competition and industry standards. We actively seek solutions that respond in a timely manner to new technology-based money transfer services such as Internet, land and mobile phone based money transfer services and prepaid, stored-value and other card-based money transfer services. Failure to respond well to these challenges could adversely impact our business, financial position and results of operations.

Western Union has been the subject of class-action litigation, and remains the subject of other litigation as well as consent agreements with or enforcement actions by regulators.

Western Union has been the subject of class-action litigation in the United States, alleging that its foreign exchange rate disclosures failed to adequately inform consumers about the revenue that Western Union and its agents derive from international remittances. These suits all have been settled without an admission of liability, and we have made certain changes in our advertising and consumer forms. It is possible that because of changes in law or future litigation or regulatory action, we could be required to modify our disclosures or our practices further. These modifications could be costly to implement, restrict our ability to advertise or promote our services and/or limit the amount of our foreign exchange income.

In addition, as a company that provides global financial services primarily to consumers, we could be subject to future class-action, other litigation or regulatory action alleging violations of consumer protection or other laws. We also are subject to claims asserted by consumers based on individual transactions.

We are subject to unclaimed or abandoned property (escheat) laws in the United States and abroad which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unredeemed money transfers. We hold property subject to escheat laws and we have an ongoing program to comply with those laws. In addition, we are subject to audit with regard to our escheatment practices. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows. See “—Escheat Regulations” for further discussion.

Our consumer payments business is subject to various United States federal, state and local laws and regulations, as well as laws and regulations outside the United States. Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and to regulatory oversight and enforcement by the United States Department of Treasury’s Financial Crimes Enforcement Network, or “FinCEN.” In addition, as a money transmitter, we are subject to licensing, regulation and examination by almost all the states and the District of Columbia.

Over the past several years, we have entered into a number of consent agreements with federal and state authorities, including FinCEN, the New York State Banking Department, the California Department of Financial Institutions and the Arizona Department of Financial Institutions, relating to the Bank Secrecy Act and anti-money laundering requirements and related consumer identification matters. These agreements required us to pay civil penalties and to take certain measures to enhance our compliance with recordkeeping, reporting, training and agent oversight requirements under applicable state and federal law. The financial services industry and businesses like ours continue to be under significant federal and state regulatory scrutiny with respect to the Bank Secrecy Act and anti-money laundering compliance matters. It is possible that as a result of periodic examinations or otherwise, we could be subject to deficiency findings, fines, criminal penalties, enforcement actions or similar consent agreements in the future that could adversely affect our business, financial position and results of operations.

Our ability to remain competitive depends in part on our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential patent infringement claims.

The Western Union brand, consisting of trademark registrations in various countries, is material to our company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our business. Similar to the Western Union trademark, the Vigo and Pago Fácil service marks and the Orlandi Valuta, Speedpay, Western Union Quick Collect and Paymap trademarks are important to our company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

The laws of certain foreign countries in which we do business either do not recognize intellectual property rights or do not protect them to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings in the United States or in foreign countries could impair our ability to sell our services or license or protect our intellectual property, which could adversely affect our business, financial position and results of operations.

We have been, and in the future may be, subject to claims alleging that our technology or business methods infringe patents owned by others, both in and outside the United States. Unfavorable resolution of these claims could require us to change how we deliver a service, result in significant financial consequences, or both, which could adversely affect our business, financial position and results of operations.

Interruptions in our systems may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems. Any significant interruptions could harm our business and reputation and result in a loss of consumers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control. Although we have taken steps to prevent a system failure, our measures may not be successful and we may experience problems other than system failures. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. Our data applications may not be sufficient to address technological advances, changing market conditions or other developments.

Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation, business, financial position and results of operations.

We collect, transfer and retain consumer data as part of our business. These activities are subject to laws and regulations in the United States and other jurisdictions in which our services are available. These requirements, which often differ materially among the many jurisdictions, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately disclosed. We have developed and maintain technical and operational safeguards designed to comply with applicable legal requirements. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or improperly obtain or disclose data about our consumers. Any breach of our security policies or applicable legal requirements resulting in a compromise of consumer data could expose us to regulatory enforcement action, limit our ability to provide services, subject us to litigation and/or damage our reputation.

We face credit and fraud risks from our agents and from consumers that could adversely affect our business, financial position and results of operations.

The vast majority of our global funds transfer business is conducted through third-party agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks are comprised of agents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order or money transfer proceeds to us, we must nonetheless pay the money order or complete the money transfer on behalf of the consumer.

From time to time, we have made, and may in the future make, short term advances and longer term loans to our agents. These advances and loans generally are secured by settlement funds payable by us to these agents. However, the failure of these borrowing agents to repay these advances and loans constitutes a credit risk to us.

We offer consumers the ability to transfer money utilizing their credit or debit card through various distribution channels such as the Internet or telephone. Because they are not face-to-face transactions, these transactions involve a greater risk of fraud. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools may not always be successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions on our distribution channels and may elect to block transactions by their cardholders on those channels with or without notice. We have received notification recently from several issuing banks that credit or debit cards issued by them are blocked from transacting on westernunion.com at this time. The Company is uncertain of the potential impact that these notifications may have over time.

We have substantial debt obligations that could restrict our operations. In addition, our business, financial position and results of operations could be harmed by adverse rating actions by credit rating agencies.

As of December 31, 2006, we had approximately $3.3 billion in consolidated indebtedness, and we may also incur additional substantial indebtedness in the future.

Our indebtedness could have adverse consequences, including:

•	limiting our ability to pay dividends to our stockholders;

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds; and

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

There would be adverse tax consequences associated with using earnings generated outside the United States to pay the interest and principal on our indebtedness. Accordingly, this portion of our cash flow will be unavailable under normal circumstances to service our debt obligations.

It is important to our business to maintain an investment grade long-term credit rating. Currently, each of the major credit rating agencies has given our outstanding indebtedness an investment grade rating. If our current rating is downgraded, or if ratings agencies indicate that a downgrade may occur, our business, financial position and results of operations could be adversely affected and perceptions of our financial strength could be damaged. This could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices. In addition, a downgrade or an indication that a downgrade may occur also could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, a downgrade could increase our costs of borrowing money, adversely affecting our business, financial position and results of operations.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial position and results of operations.

As noted above, we have incurred substantial indebtedness. As a result, our stockholders’ deficiency as of December 31, 2006 was $314.8 million. Our regulators likely will expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could be subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Any of these requirements could adversely affect our business, financial position and results of operations.

We previously identified a material weakness in the design and operation of our internal control related to compliance with SFAS No. 133.

Based upon an evaluation of our documentation of hedging arrangements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), we concluded that our foreign exchange forward contracts did not qualify for cash flow hedge accounting since the initial documentation with respect to these instruments did not meet the technical requirements of SFAS No. 133. Accordingly, we previously restated our historical financial statements. In September 2006, we implemented new internal control procedures to improve the effectiveness of our review over accounting for derivative financial instruments and to ensure that these transactions are accounted for in accordance with generally accepted accounting principles in the United States of America. These remedial actions included an additional review by a combination of internal and external personnel of hedging strategies and related documentation prior to implementing new or modified strategies, processes or documentation to ensure hedge accounting is appropriately applied with respect to SFAS No. 133. In addition, we have revised and improved the documentation required at the initiation of a derivative instrument and also during the required periodic reviews. We will continue to monitor the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate. Although we believe that we have identified the issues and taken adequate steps to cause our accounting practices to comply with SFAS No. 133, there can be no assurance that additional significant deficiencies or material weaknesses in our internal controls will not be discovered in the future. Any failure to sufficiently address this material weakness, or the identification of additional significant deficiencies or material weaknesses, could have an adverse effect on our business, reputation, financial position and results of operations.

Risks Relating to the Spin-Off

We may not realize the potential benefits from the spin-off.

We may not realize the potential benefits that we expect from our spin-off from First Data. In addition, we have incurred and will incur significant costs, including those described below, which may exceed our estimates.

Our historical consolidated financial information is not necessarily indicative of our future financial position, future results of operations or future cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

Our historical consolidated financial information included in this Annual Report on Form 10-K does not reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future financial position, future results of operations or future cash flows. This is primarily a result of the following factors:

•

Our historical consolidated financial results reflect allocation of expenses from First Data. Those allocations may be lower than the comparable expenses we would have incurred as a stand-alone company.

•

Our working capital requirements historically were satisfied as part of First Data’s corporate-wide cash management policies. Following the spin-off, our cost of debt and our capitalization are significantly different from that reflected in our historical consolidated financial statements.

•

Significant changes in our cost structure, financing and business operations are occurring as a result of our spin-off from First Data, including the costs for us to establish our operating infrastructure and costs related to being a stand-alone company.

Please refer to Item 7 of Part II and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on 10-K.

We are incurring significant expenses to create the infrastructure necessary to operate as a stand-alone company, and we will experience increased on-going costs in connection with being a stand-alone company.

Prior to the spin-off, we used First Data’s infrastructure to support our business functions, including the telecommunications system that supported our operations and the systems that provided for accounting and financial reporting, accounts payable and receivable processing, procurement and human resource management. The expenses related to establishing and maintaining these infrastructures were spread among all of the First Data businesses. As a result of the spin-off, we no longer have access to First Data’s infrastructure, and we are in the process of establishing our own, at a significant cost.

First Data also performed many important corporate functions for us, including treasury, tax administration, accounting, financial reporting, human resources, employee benefits and incentives, legal, procurement and other services. Prior to the spin-off, we paid First Data for these services on a cost-allocation basis. As a result of the spin-off, First Data is continuing to provide some of these services to us on a transitional basis for a period of up to one year, pursuant to a transition services agreement we entered into with First Data. For more information regarding the transition services agreement, see “—Our Relationship with First Data”. At the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions will, in our estimate, exceed those charged by First Data when we were part of First Data or during the transition period. A significant increase in the costs of performing or outsourcing these functions could adversely affect our business, financial position and results of operations.

Prior to the spin-off, our business benefited from First Data’s purchasing power when procuring goods and services, including telecommunications services, computer hardware and software licenses, office supplies and equipment and travel services. As a stand-alone company, we may be unable to obtain goods and services at comparable prices or on terms as favorable as those obtained prior to the spin-off, which could decrease our overall profitability.

If the spin-off does not qualify as a tax-free transaction, First Data and its stockholders could be subject to material amounts of taxes and, in certain circumstances, our company could be required to indemnify First Data for material taxes pursuant to indemnification obligations under the tax allocation agreement.

First Data received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the spin-off (including certain related transactions) qualifies as tax-free to First Data, us and First Data stockholders for U.S. federal income tax purposes under sections 355, 368 and related provisions of the Internal Revenue Code, assuming, among other things, the accuracy of the representations made by First Data with respect to the matters on which the Internal Revenue Service did not rule. Although a private letter ruling from the Internal Revenue Service generally is binding on the Internal Revenue Service, if the factual assumptions or representations made in the private letter ruling request, including those described above, were untrue or incomplete in any material respect, then First Data will not be able to rely on the ruling. Furthermore, the Internal Revenue Service will not rule on whether a distribution such as a spin-off satisfies certain requirements necessary to obtain tax-free treatment under section 355 of the Internal Revenue Code. Rather, the private letter ruling was based upon representations by First Data that those requirements would be satisfied, and any inaccuracy in such representations could invalidate the ruling.

The spin-off was conditioned upon First Data’s receipt of an opinion of Sidley Austin LLP, counsel to First Data, to the effect that, with respect to the requirements referred to above on which the Internal Revenue Service did not rule, those requirements would be satisfied. The opinion assumed the effectiveness of the Internal Revenue Service private letter ruling as to matters covered by the ruling. The opinion was based on, among other things, certain assumptions and representations as to factual matters made by First Data and us which, if untrue or incomplete in any material respect, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

Western Union is not aware of any facts or circumstances that would cause the assumptions or representations relied upon in the private letter ruling or the opinion of counsel to be untrue or incomplete in any material respect. If, notwithstanding receipt of the private letter ruling and opinion of counsel, the spin-off were determined to be a taxable transaction, each holder of First Data common stock who received shares of our common stock in connection with the spin-off would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of our common stock received. First Data would recognize taxable gain equal to the excess of the fair market value of the consideration received by First Data in the contribution over First Data’s tax basis in the assets contributed to us in the contribution.

With respect to taxes and other liabilities that could be imposed in connection with the spin-off (and certain related transactions), as a result of a final determination that is inconsistent with the anticipated tax consequences, as set forth in the private letter ruling, under the terms of the tax allocation agreement we entered into with First Data prior to the spin-off, we will be liable to First Data for any such taxes or liabilities attributable solely to actions taken by or with respect to us, one of our affiliates, or any person that, after the spin-off, is an affiliate thereof. See Item 1 of Part I. In addition, we will be liable for 50% of any such taxes or liabilities (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such taxes or liabilities. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement. If we are required to indemnify First Data for taxes incurred as a result of the spin-off being taxable to First Data, it would have a material adverse effect on our business, financial position and results of operations.

Our separation from First Data could have negative consequences on our effective tax rate.

As a result of the spin-off, we are no longer able to file a consolidated U.S. federal income tax return with First Data. As a consequence, net operating and capital losses, credits and other tax attributes generated by the First Data group are not available to offset income earned or taxes owed by our consolidated group for U.S. federal income tax purposes. Any benefits relating to taxes arising from being part of the larger First Data group also may not be available. As a result of these and other inefficiencies, the aggregate amount of U.S. federal income tax that we pay may increase and, in addition, we may not be able to realize fully certain of our deferred tax assets.

We have accumulated approximately $829.5 million of foreign earnings at December 31, 2006, for which no provision has been made for U.S. federal income taxes on those foreign earnings. We intend to reinvest those funds in foreign business as investment needs and opportunities arise, such as the recent acquisition of SEPSA. If such foreign investment needs and opportunities are not sufficient at some point in the future, we could be required to report incremental U.S. federal income tax on the excess foreign earnings whether or not actually repatriated. Under such circumstances, our effective tax rate would increase.

Under some circumstances, we could be prevented from engaging in strategic or capital raising transactions, and we could be liable to First Data for any resulting adverse tax consequences.

Even if the spin-off otherwise qualified as a tax-free distribution under section 355 of the Internal Revenue Code, the spin-off may result in significant U.S. federal income tax liabilities to First Data if 50% or more of

First Data’s stock or our stock (in each case, by vote or value) is treated as having been acquired, directly or indirectly, by one or more persons as part of a plan (or series of related transactions) that includes the spin-off. For purposes of this test, any acquisitions of First Data stock or our stock, or any understanding, arrangement or substantial negotiations regarding an acquisition of First Data stock or our stock, within two years before or after the spin-off are subject to special scrutiny.

The process for determining whether a change in control prohibited under the foregoing rules has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If a direct or indirect acquisition of First Data stock or our stock resulted in a change in control prohibited under those rules, First Data (but not its stockholders) would recognize taxable gain. Under the tax allocation agreement, we will be required to indemnify First Data against any such tax liabilities attributable solely to actions taken by or with respect to us (including certain of our affiliates). In addition, we will be liable for 50% of any such tax liabilities (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such tax liabilities. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement. See Item 1 of Part I. As a result, we may be unable to engage in strategic or capital raising transactions that our stockholders might consider favorable, or to structure potential transactions in the manner most favorable to us.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are now subject. If we are unable to achieve and maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

Our financial results previously were included within the consolidated results of First Data, and our reporting and control systems were appropriate for those of subsidiaries of a public company. However, we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. As a result of the spin-off, we are directly subject to reporting and other obligations under the Exchange Act. Beginning with our annual report for 2007, we will also be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Furthermore, we need to compile and submit data for financial service regulators (such as various state banking regulators and European central banks). These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources. To comply with these requirements, we are in the process of upgrading our systems, including information technology, implementing additional financial and management controls, reporting systems and procedures and hiring additional accounting and finance staff. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Properties and Facilities

As of December 31, 2006, we owned or leased 102 domestic and international properties. Following the spin-off, four of our leased properties were subleased from First Data. Our owned and leased facilities are used for operational, sales and administrative purposes, and are all currently being utilized.

	Leased Facilities	Owned Facilities
United States facilities	37	3
International facilities	62	—

Our owned facilities include our corporate headquarters, located in Englewood, Colorado. We believe that our facilities are suitable and adequate for our current business; however, we periodically review our facility requirements and may acquire new facilities to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading “regular way” on the New York Stock Exchange under the symbol “WU” on October 2, 2006. There were 4,513 stockholders of record as of February 14, 2007. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock Market Price		Dividends Declared
	High	Low
2006
Fourth Quarter (commencing October 2, 2006)	$24.12	$18.58	$0.01

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 – 31	—	—	—	—
November 1 – 30	350,000	$22.17	350,000	$992.2
December 1 – 31	525,000	$23.19	525,000	$980.1

Total	875,000	$22.79	875,000

Refer to Note 16 of the company’s consolidated financial statements in Item 8 for information related to our equity compensation plans.

Dividend Policy

On December 5, 2006, our Board of Directors declared a quarterly cash dividend of $0.01 per share payable on December 28, 2006 to shareholders of record on December 15, 2006. In 2007, subject to board approval, we intend to pay a single annual dividend in the fourth quarter depending on our financial condition, earnings, capital requirements, legal requirements, regulatory constraints, industry practice and any other factors that our Board of Directors believes are relevant. As a holding company with no material liquid assets other than the capital stock of our subsidiaries, our ability to pay dividends will be dependent on our receiving dividends from our operating subsidiaries. Many of our operating subsidiaries are highly regulated and may be subject to restrictions on their ability to pay dividends to us.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

In September 2006, our Board of Directors authorized the repurchase of up to $1 billion of shares of our common stock through December 31, 2008. As of December 31, 2006, the remaining authorization for stock repurchases was $980.1 million.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information in this Annual Report on Form 10-K for periods ending on or after the Distribution is presented on a consolidated basis and includes the accounts of the Company and our majority-owned subsidiaries. The financial information for the periods presented prior to the Distribution is presented on a combined basis and represents those entities that were ultimately transferred to the Company as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. However, the financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented.

Our selected historical financial data are not necessarily indicative of our future financial position, future results of operations or future cash flows.

You should read the information set forth below in conjunction with Item 7 of Part II and our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(in millions, except per share data)	2006	2005	2004	2003	2002
					(unaudited)
Statements of Income Data:
Revenues	$4,470.2	$3,987.9	$3,547.6	$3,151.6	$2,743.4
Operating expenses (a) (b)	3,158.8	2,718.7	2,435.5	2,148.6	1,919.9
Operating income	1,311.4	1,269.2	1,112.1	1,003.0	823.5
Other income/(expense), net (c)	23.7	74.9	(13.5)	(40.4)	(24.2)
Income before income taxes (a) (b) (c)	1,335.1	1,344.1	1,098.6	962.6	799.3
Net income (a) (b) (c)	914.0	927.4	751.6	633.7	494.1
Depreciation and amortization	103.5	79.5	79.2	78.4	60.2
Cash Flow Data:
Net cash provided by operating activities	1,108.9	1,002.8	930.2	792.8	607.5
Dividends to First Data	2,953.9	417.2	659.8	324.2	486.8
Earnings Per Share Data:
Basic (a) (b) (c) (d)	$1.20	$1.21	$0.98	$0.83	$0.65
Diluted (a) (b) (c) (d)	$1.19	$1.21	$0.98	$0.83	$0.65
Cash dividends to public stockholders per common share	$0.01	—	—	—	—
Key Indicators (unaudited):
Consumer-to-consumer transactions (e)	147.08	118.52	96.66	81.04	67.84
Consumer-to-business transactions (f)	249.38	215.11	192.57	179.39	145.01

	As of December 31,
	2006	2005	2004	2003	2002
				(unaudited)	(unaudited)
Balance Sheet Data:
Settlement assets	$1,284.2	$914.4	$702.5	$583.9	$473.2
Total assets	5,321.1	4,591.7	3,315.8	3,027.4	2,469.7
Settlement obligations	1,282.5	912.0	696.6	573.6	460.6
Total borrowings	3,323.5	—	—	—	—
Total liabilities	5,635.9	1,779.9	1,381.3	1,198.5	999.0
Total stockholders’ (deficiency)/net investment in The Western Union Company	(314.8)	2,811.8	1,934.5	1,828.9	1,470.7

(a)	We adopted SFAS No. 123R, “Share-Based Payment,” or “SFAS No. 123R,” following the modified prospective method effective January 1, 2006. SFAS No. 123R requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. Stock-based compensation expense, including stock compensation expense allocated by First Data prior to the spin-off on September 29, 2006 and the impact of adopting SFAS No. 123R, was $30.1 million for the year ended December 31, 2006.
(b)	In 2002, our company recorded expenses of $41.0 million related to the settlement of certain class action litigation and regulatory matters.
(c)	Primarily includes interest income on international cash balances and a loan made to one of our agents, interest expense on debt incurred in connection with the spin-off, derivative gains and losses, the net foreign exchange effect on notes receivable from First Data and related foreign currency swaps with First Data, and net interest income due from First Data. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and therefore, the gains and losses on these contracts were reflected in income prior to that date. On September 29, 2006, we re-established our foreign currency forward positions to qualify for cash flow hedge accounting. As a result, after September 29, 2006, we anticipate the amounts reflected in the caption “Derivative (losses)/gains, net” will be minimal. The notes receivable from First Data affiliates and related foreign currency swap agreements were settled in cash in connection with the spin-off. Accordingly, we will no longer have any amounts related to the revaluation of notes receivable from First Data and the related foreign currency swap arrangements recognized on the statement of income in the caption “Foreign exchange effect on notes receivable from First Data, net.” During years ended December 31, 2006, 2005, 2004, 2003 and 2002, the pre-tax derivative (loss)/gain was $(21.2) million, $45.8 million, $(30.2) million, $(37.9) million and $(28.9) million, respectively. During the years ended December 31, 2006, 2005 and 2004, the pre-tax gain/(loss) on foreign exchange translation of notes receivable from First Data and valuation of related foreign currency swap agreements was $10.1 million, $(5.9) million, and $7.5 million, respectively. There were no gains or losses during 2003 or 2002.
(d)	For all periods prior to September 29, 2006 (the date of our spin-off from First Data), basic and diluted earnings per share were computed utilizing the basic shares outstanding at September 29, 2006.
(e)	Consumer-to-consumer transactions include consumer-to-consumer money transfer services worldwide. Amounts include Vigo Remittance Corp. transactions since the acquisition date of October 21, 2005.
(f)	Consumer-to-business transactions include Quick Collect, Western Union Convenience Pay, Speedpay, Equity Accelerator, and Pago Fácil transactions processed by us. Amounts include SEPSA (Pago Fácil) transactions since its acquisition in December 2006, E Commerce Group, Inc. (Speedpay) transactions since its acquisition in June 2002 and Paymap Inc. (Equity Accelerator) transactions since its acquisition in April 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See “Risk Factors” and “Forward-looking Statements.”

Overview

We are a leading provider of money transfer services, operating in two business segments:

•

Consumer-to-consumer money transfer services, provided primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for both international cross-border transactions—that is, the transfer of funds from one country to another—and intra-country transfers—that is, money transfers from one location to another in the same country.

•

Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government entities (all sometimes referred to as “billers”) through our network of third-party agents and various electronic channels.

Businesses not considered part of the segments described above are categorized as “Other” and generated approximately 2% of our total consolidated revenue for the year ended December 31, 2006.

The consumer-to-consumer money transfer service is available through an extensive network of agent locations that offer Western Union services around the world. Some of our agent locations only pay out and do not send money. In addition to our agent locations, we are expanding the ability of consumers to send money through other channels, such as our Internet site, westernunion.com, and the telephone. Consumer-to-consumer money transfer service is available through the Western Union®, Orlandi Valuta® and VigoSM brands, and includes locations offering any of our three brands.

The consumer-to-business service allows consumers to transfer money to a biller. This service is available at many of our Western Union agent locations and in some instances through the Internet or by telephone primarily in the United States, In December 2006, we acquired the remaining 75% interest in Servicio Electrónico de Pago S.A., and related entities (“SEPSA”), a walk in bill payment company based in Argentina with more than 3,300 locations. Prior to the acquisition, we held a 25% interest in SEPSA.

Factors that we believe are important to our long-term success include international growth by expanding and diversifying our consumer-to-consumer global distribution network, building our brands, enhancing the consumer experience, expanding the channels by which consumers can send or receive money and diversifying our consumer-to-consumer service offerings, expanding into new biller and other business and government relationships, and expanding the international presence of our consumer-to-business offerings. Significant factors affecting our financial position and results of operations include:

•

Transaction volume is the primary generator of revenue in our businesses. Transaction volume in our consumer-to-consumer segment is affected by, among other things, the size of the international migrant population and individual needs to transfer funds in emergency situations. We anticipate the demand for money transfer services will be strong as individuals continue to migrate to countries outside of their countries of origin. As noted elsewhere in this Annual Report on Form 10-K, a reduction in the size of the migrant population, interruptions in migration patterns or reduced employment opportunities including those resulting from any changes in immigration laws, economic development patterns or political events, could adversely affect our transaction volume. For example, during 2006, the United States to Mexico and United States domestic businesses, and to a lesser extent United States outbound businesses, were adversely impacted by the immigration debate and related activities in the United States. This controversy around the subject of immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants has created fear and distrust among some consumers in the United States. As a result, the frequency of money transfer transactions involving these consumers has decreased and some competitors have lowered prices and foreign exchange spreads in certain markets. These and other issues adversely affected our Mexico and United States domestic businesses, and to a lesser extent our U.S. outbound business in 2006, and we expect them to continue to impact our businesses in the future. Certain actions taken by the State of Arizona with respect to money transfer service providers have added to the uncertainty of some of our consumers. For more discussion on this matter, refer to the consumer-to-consumer segment discussion below.

•

Revenue is also impacted by prices charged to the consumer, the amount of money sent, and by changes in the exchange rate between foreign currencies, particularly the euro, and the United States dollar. We have made periodic pricing decreases in response to competition and to implement our brand investment strategy, which includes better meeting consumer needs, maximizing market opportunities and strengthening our overall competitive positioning. Pricing decreases generally reduce margins, but are done in anticipation that they will result in increased transaction volumes. Such pricing decreases have averaged approximately 3% of our annual revenues over the last three years, a trend that is expected to continue.

•

We continue to face robust competition in both our consumer-to-consumer and consumer-to-business segments from a variety of money transfer and consumer payment providers. We believe the most significant competitive factors in the consumer-to-consumer segment relate to brand recognition, distribution network, consumer experience and price and in the consumer-to-business segment relate to brand recognition, convenience, variety of payment methods and price.

•

Regulation of the money transfer industry is increasing. The number and complexity of regulations around the world and the pace at which regulation is changing are factors that pose significant challenges to our business. We continue to implement policies and programs and adapt our business practices and strategies to help us comply with current legal requirements, as well as with new and changing legal requirements affecting particular services, or the conduct of our business in general. Our activities include dedicated compliance personnel, training and monitoring programs, government relations and regulatory outreach efforts and support and guidance to the agent network on compliance programs. These efforts increase our costs of doing business.

•

Our consumer-to-business segment continues to experience a shift in demand in the United States from cash-based walk-in payment services to lower margin, higher volume growth electronic payment services.

Significant Financial and Other Highlights

Our spin-off from First Data was completed on September 29, 2006. As such, profit and cash flow comparisons with prior year are and will continue to be meaningfully impacted by the fact that, up until September 29, 2006, we were a segment of First Data, while now we are a stand alone company. In particular, interest expense and corporate overhead costs will be higher in the future than they were in the past. Significant financial and other highlights for the year ended December 31, 2006 include:

•

We generated $4,470.2 million in total consolidated revenues and $1,311.4 million in consolidated operating income, resulting in year-over-year growth of 12% and 3% in total consolidated revenues and operating income, respectively.

•

Consolidated net income during 2006 was $914.0 million, representing a decrease of 1% from 2005. Basic and diluted earnings per share during 2006 were $1.20 and $1.19, respectively, compared to basic and diluted earnings per share of $1.21 in 2005.

•

We completed 147 million consumer-to-consumer transactions worldwide, an increase of 24% over 2005. Excluding transactions attributable to Vigo Remittance Corporation, or “Vigo,” which was acquired in October 2005, consumer-to-consumer transactions increased 17% in 2006 compared to 2005.

•

We completed 249 million consumer-to-business transactions, an increase of 16% over 2005. Excluding transactions attributable to SEPSA, consumer-to-business transactions increased 11% in 2006 compared to 2005.

•	Consolidated cash flow provided by operating activities was $1,108.9 million, representing an increase of 11% from 2005 consolidated cash flows provided by operating activities of $1,002.8 million.

The Separation of Western Union from First Data

The spin-off by First Data of its money transfer and consumer payments business to our company became effective on September 29, 2006 through a distribution of 100% of the common stock of The Western Union Company to the holders of record of First Data’s common stock (the “Distribution”). The Distribution was pursuant to the separation and distribution agreement by which First Data contributed to The Western Union Company the subsidiaries that operated its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate. First Data received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel to the effect that the spin-off was tax free to the stockholders, First Data and Western Union. First Data distributed all of the shares of Western Union common stock as a dividend on First Data common stock as of the record date for the Distribution.

In connection with the spin-off, we transferred to First Data approximately $3.5 billion in the form of a combination of cash and our debt securities, which included a dividend paid to First Data in the form of a promissory note from our subsidiary, First Financial Management Corporation, or “FFMC”, in an aggregate principal amount of $2.4 billion, which we subsequently settled through borrowings under a bridge loan facility as part of the Distribution, the issuance of $1.0 billion in Western Union notes, and a cash payment to First Data of $100.0 million, which was financed through borrowings under the $1.5 billion revolving credit facility that we entered into in connection with the spin-off. The bridge loan was paid off in November 2006 through the issuance of a combination of fixed and floating rate notes with maturities ranging between two and 30 years and commercial paper (refer to “—Capital Resources and Liquidity”). The remaining approximately $602 million reflected as a dividend to First Data in our consolidated statements of stockholders’ (deficiency)/net investment in The Western Union Company was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in one of our agents which had already been reflected as part of our company, settlement of net intercompany receivables (exclusive of certain intercompany notes as described in the following paragraph), and transfers of certain liabilities, net of assets.

We also settled certain intercompany notes receivable and payable with First Data along with related interest and currency swap agreements associated with these notes as part of the spin-off. The net settlement of the principal and related swaps resulted in a net cash inflow to our cash flows from financing activities of $724.0 million. The net settlement of interest on these notes receivable and payable of $40.7 million was reflected in cash flows from operating activities in our consolidated statement of cash flows.

A significant portion of the expenses to effect the separation were incurred by First Data, such as investment banker fees, outside legal and accounting fees relating to the spin-off, office move costs, costs to separate information systems and consulting costs. Western Union incurred separation costs that have a future benefit to our company, including stock compensation expense related to the Distribution, reorganization expenses, and other items such as recruiting and relocation expenses associated with hiring key senior management positions new to our company, and the consulting costs incurred to develop ongoing processes.

Adoption of SFAS No. 123R

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), following the modified prospective method effective January 1, 2006. SFAS No. 123R requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. Stock-based compensation expense, including stock compensation expense allocated by First Data prior to the spin-off on September 29, 2006 and the impact of adopting SFAS No. 123R, was $30.1 million for the year ended December 31, 2006.

In December 2005, First Data accelerated vesting of all outstanding unvested stock options granted to its officers and employees under its 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce stock-based compensation expense that otherwise likely would have been recorded in future periods following First Data’s adoption of SFAS No. 123R. We recognized compensation expense of $1.8 million during the fourth quarter of 2005 related to accelerated vesting.

Refer to “Note 16—Stock Compensation Plans” in our historical consolidated financial statements for a more detailed discussion of First Data’s and our stock-based compensation plans and the adoption of SFAS No. 123R.

Basis of Presentation

The financial statements in this Annual Report on Form 10-K for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of the Company and our majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to the Company as part of the spin-off. All significant intercompany accounts and transactions between our company’s segments have been eliminated. The historical statements of income include expense allocations for certain corporate functions historically provided to Western Union by First Data, including treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on the relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. Pursuant to a transition services agreement we entered into with First Data prior to the spin-off, First Data is providing Western Union with certain of these services at prices agreed upon by First Data and Western Union for a period of up to one year from the date of the spin-off. Western Union has arranged to procure other services pursuant to arrangements with third parties. The costs historically allocated to us by First Data for the services it has provided us may have been lower than the costs we will incur to obtain these services following the spin-off. In addition to the transition services agreement, we have entered into a number of commercial agreements with First Data in connection with the spin-off, many of which have terms longer than a year.

We expect that certain expenses related to being a stand-alone company will be higher in the future than the historical amounts reflected in the consolidated statements of income. The financial information presented in this Annual Report on Form 10-K prior to the spin-off date of September 29, 2006 does not reflect what our consolidated financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows.

Components of Revenue and Expenses

The following briefly describes the components of revenue and expenses as presented in the consolidated statements of income. Descriptions of our revenue recognition policies are included in Note 2—“Summary of Significant Accounting Policies” in our consolidated financial statements.

Transaction fees—Transaction fees are charged to consumers for sending money transfers and consumer-to-business payments. Consumer-to-consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent. Transaction fees represented 83% of Western Union’s total consolidated revenues for the year ended December 31, 2006, and are most reflective of our performance.

Foreign exchange revenue—In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency. Foreign exchange revenue growth has historically been driven principally by growth in international cross-currency transactions rather than changes to the foreign exchange spread. Foreign exchange revenue represented approximately 15% of Western Union’s total consolidated revenues for the year ended December 31, 2006.

Commission and other revenues—Commission and other revenues represented approximately 2% of our total consolidated revenue for the year ended December 31, 2006. Commission and other revenues consist of commissions we receive in connection with the sale of money orders, enrollment fees received when consumers enroll in our Equity Accelerator® program (a recurring mortgage payment service program), revenue recorded for reimbursable costs incurred to operate payment services programs and investment income primarily derived from interest generated on money transfer and payment services settlement assets as well as realized net gains and losses from such assets.

Cost of services—Cost of services includes the costs directly associated with providing services to consumers, including commissions paid to agents and billers, personnel expenses, software maintenance costs, equipment, telecommunications costs, bank fees, infrastructure costs to provide the resources and materials necessary to offer money transfer and other payment services (including reimbursable costs), depreciation and amortization expense, and other operating expenses.

Selling, general and administrative—Selling, general and administrative, or “SG&A,” primarily consists of salaries, wages and related expenses paid to sales and administrative personnel, as well as advertising and promotional costs and other selling and administrative expenses. Prior to September 29, 2006, the date of the spin-off, SG&A also includes allocations of general corporate overhead costs from First Data.

Interest income—Interest income consists of interest earned on cash balances not required to satisfy settlement obligations and in connection with a loan made to one of our agents.

Interest expense—Interest expense represents interest incurred in connection with outstanding borrowings payable to third parties.

Derivative (losses)/gains, net—Derivative gains and losses include realized and unrealized gains and losses associated with certain foreign currency forward contracts that did not qualify as hedges under derivative accounting rules prior to September 29, 2006, and the portion of the change in fair value that is considered ineffective or is excluded from the measure of effectiveness related to contracts designated as accounting hedges entered into on or after September 29, 2006. Derivative gains and losses do not include fluctuations in foreign currency forward contracts intended to mitigate exposures on settlement activities of our money transfer business, which along with the gains and losses on the revaluation of the related settlement assets and obligations, are reflected in operating expenses.

Foreign exchange effect on notes receivable from First Data, net—Certain of the notes receivable from First Data in our consolidated balance sheets were repayable in euros, and certain of those euro denominated notes also had foreign currency swap agreements associated with them. These notes receivable were translated based on current exchange rates between the euro and the United States dollar, and changes in fair value of the related foreign currency swap agreements were recorded based on current market valuations. The effect of translation adjustments and recording the foreign currency swaps to market is reflected in our consolidated statements of income as foreign exchange effect on notes receivable from First Data. All notes receivable and payable with First Data were settled in connection with the spin-off on September 29, 2006.

Interest income from First Data, net—Interest income from First Data, net consists of interest income earned on notes receivable from First Data, net of interest expense incurred on notes payable to First Data. All notes receivable and payable were settled in connection with the spin-off on September 29, 2006.

Other income, net—Other income, net is comprised primarily of equity earnings from equity investments and other income and expenses.

Results of Operations

The following discussion of our results of operations refers to the year ended December 31, 2006 compared to the same period in 2005 and the year ended December 31, 2005 compared to the same period in 2004. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the consolidated statements of income. All significant intercompany accounts and transactions between our company’s segments have been eliminated.

The following table sets forth our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,			% Change
(in millions, except per share amounts)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues:
Transaction fees	$3,696.6	$3,354.8	$3,006.1	10%	12%
Foreign exchange revenue	653.9	531.0	449.6	23%	18%
Commission and other revenues	119.7	102.1	91.9	17%	11%

Total revenues	4,470.2	3,987.9	3,547.6	12%	12%

Expenses:
Cost of services	2,430.5	2,118.9	1,859.4	15%	14%
Selling, general and administrative	728.3	599.8	576.1	21%	4%

Total expenses	3,158.8	2,718.7	2,435.5	16%	12%

Operating income	1,311.4	1,269.2	1,112.1	3%	14%
Other income/(expense):
Interest income	40.1	7.6	1.8	*	*
Interest expense	(53.4)	(1.7)	(1.7)	*	*
Derivative (losses)/gains, net	(21.2)	45.8	(30.2)	*	*
Foreign exchange effect on notes receivable from First Data, net	10.1	(5.9)	7.5	*	*
Interest income from First Data, net	35.7	24.3	9.1	*	*
Other income, net	12.4	4.8	—	*	*

Total other income/(expense), net	23.7	74.9	(13.5)	*	*

Income before income taxes	1,335.1	1,344.1	1,098.6	(1)%	22%
Provision for income taxes	421.1	416.7	347.0	1%	20%

Net income	$914.0	$927.4	$751.6	(1)%	23%

Basic earnings per share	$1.20	$1.21	$0.98	(1)%	23%
Diluted earnings per share	$1.19	$1.21	$0.98	(2)%	23%

*	Calculation not meaningful

Revenues overview

The following provides highlights of revenue growth while a more detailed discussion is included in “—Segment Discussion”:

Transaction fees and foreign exchange revenue

The majority of transaction fees and foreign exchange revenue are contributed from our consumer-to-consumer segment, which is discussed in greater detail in “—Segment Discussion.” Transaction fees and foreign exchange revenue grew 12%, 12% and 13% during the years ended December 31, 2006, 2005 and 2004 compared to the previous year, respectively. Increased money transfers at existing agent locations and, to a lesser extent, new agent locations contributed to increased transaction volume and fee revenue for each of those years. Our acquisition of Vigo in October 2005 contributed $140.5 million in total revenue during the year ended December 31, 2006 compared to $24.2 million during the year ended December 31, 2005.

Fluctuations in the exchange ratio between the euro and the United States dollar have resulted in the following benefit or reduction to consumer-to-consumer revenue over the previous year (which represents over 80% of our consolidated transaction fee and foreign exchange revenue), net of foreign currency hedges, that would not have occurred had there been a constant exchange ratio (in millions):

Year ended December 31,	Benefit / (Reduction)
2006	$11.5
2005	$(1.4)
2004	$73.4

On a euro adjusted basis and excluding Vigo, transaction fee and foreign exchange revenue increased 9%, 12% and 11% in 2006, 2005 and 2004 compared to the respective previous year.

During 2006, Western Union’s business was adversely impacted by the immigration debate and related activities in the United States. This controversy around the subject of immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants has created fear and distrust among some consumers who send money from the United States to other countries, and among some consumers who send money within the United States. As a result, the frequency of money transfer transactions involving these consumers has decreased and some competitors have lowered prices and foreign exchange spreads in certain markets. These and other issues adversely affected our Mexico and United States domestic businesses, and to a lesser extent our U.S. outbound businesses in 2006, and we expect these issues to continue to impact our businesses in the future. Certain actions taken by the State of Arizona with respect to Western Union have added to the uncertainty of some of our consumers. For more discussion on this matter, refer to the consumer-to-consumer segment discussion below.

Foreign exchange revenue increased for the years ended December 31, 2006, 2005 and 2004 over each respective previous period due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions and the acquisition of Vigo. During the year ended December 31, 2006, the increase in foreign exchange revenue was partially offset by reduced foreign exchange spreads in selected markets.

Commission and other revenues

During the years ended December 31, 2006, 2005 and 2004, commission and other revenues increased over the previous corresponding period primarily as a result of increased money order commissions due to higher investment income on money orders pending settlement, and higher enrollment fee income due to more customers participating in the Equity Accelerator program. In addition, 2006 commission and other revenue benefited from higher investment income on higher money transfer and payment services settlement asset balances.

Operating expenses overview

The following provides highlights of our operating expenses:

Cost of services

Cost of services as a percentage of revenue was 54%, 53%, and 52% for the years ended December 31, 2006, 2005, and 2004, respectively.

The majority of the increase in cost of services in the year ended December 31, 2006 compared to 2005 was attributable to an increase in agent commissions corresponding to the increase in revenue, and the shift in our business mix reflecting stronger growth from our international business, which carries higher cost of services due to higher commission expense compared to our domestic and Mexico businesses which carry lower cost of services. Another factor impacting cost of services as a percent of revenue is the October 2005 acquisition of Vigo, which has higher cost of services compared to Western Union branded money transfers. Higher stock compensation costs in connection with the adoption of SFAS No. 123R, and higher employee incentive compensation expense have also contributed to the increase in cost of services as a percent of revenue.

The majority of the increase in cost of services for the year ended December 31, 2005 compared to 2004 was attributable to an increase in agent commissions corresponding to the increase in revenue. In addition, an $8.7 million impairment charge was recorded in 2005 due to a change in strategic direction related to Eposs Limited, or “Eposs,” a United Kingdom-based seller of cellular prepaid services. We sold our majority interest in Eposs on April 28, 2006. We also recognized an $8.2 million charge in the fourth quarter of 2005 related to an additional accrual of domestic and international escheatment liabilities as further discussed in Note 5—“Commitments and Contingencies” to our consolidated financial statements.

The year ended December 31, 2005 included lower employee incentive compensation expense compared to 2004 primarily as a result of certain internal performance targets for First Data not being achieved in 2005 whereas all targeted discretionary incentive compensation was paid in 2004.

Selling, general and administrative

Selling, general and administrative expenses increased for the year ended December 31, 2006 due primarily to higher costs incurred in 2006 related to Vigo, increased costs associated with being a stand alone public company discussed below, higher stock compensation expense from the adoption of SFAS No. 123R, and higher employee incentive compensation expenses in 2006 compared to 2005.

In line with our strategic objective of building the Western Union brand, marketing related expenditures included in operating expenses increased during the year ended December 31, 2006 over the comparable period in 2005 and were approximately 7% of consolidated revenue, a trend that has occurred over the last three years and we expect will continue in the future. Marketing expense includes advertising, events, loyalty programs and employees dedicated to marketing activities.

Incremental independent public company expenses of $25 million in 2006 relate to staffing additions and related costs to replace First Data support, corporate governance, information technology, corporate branding and global affairs, benefits and payroll administration, procurement, workforce reorganization, stock compensation, and other expenses related to being a stand-alone public company as well as recruiting and relocation expenses associated with hiring key management positions new to our company, other employee compensation expenses and temporary labor used to develop ongoing processes. These expenses are those in excess of amounts allocated to us by First Data prior to September 29, 2006 or beyond amounts we presume First Data would have allocated subsequently thereto. We expect most of these expenses will continue to be incurred in future periods.

SG&A expenses increased for the years ended December 31, 2005 and 2004 due to an increase in marketing related expenses over that in the prior years in line with increases in our revenues. The year ended December 31, 2005 also included lower employee incentive compensation expense compared to 2004 primarily as a result of certain internal performance targets for First Data not being achieved in 2005 whereas all targeted discretionary incentive compensation was paid in 2004.

Interest income

Interest income increased during the year ended December 31, 2006 compared to 2005 due to higher international cash balances resulting from the net cash received in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) on the spin-off date, and from cash generated through our international operations. Also contributing to higher interest income in 2006 was interest income recorded in connection with a loan for $140.0 million made to one of our agents in the first quarter of 2006. Interest income during the year ended December 31, 2005 also benefited from higher international cash balances generated through our international operations compared to 2004.

Interest expense

Interest expense increased to $53.4 million for the year ended December 31, 2006 compared to $1.7 million during 2005, due to interest expense on our outstanding borrowings that arose in connection with the spin-off on September 29, 2006. Interest expense will increase significantly in 2007 since the related borrowings will be outstanding during the full year of 2007 compared to three months during 2006.

Derivative (losses)/gains, net

Our foreign currency forward contracts that did not qualify as hedges under applicable derivative accounting rules were held primarily in the euro and British pound and have a maturity of one year or less. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and therefore the gains and losses on these contracts were reflected in income prior to that date. Gains and losses resulting from changes in the valuation of these forward contracts were recognized based on variations between foreign currency market exchange rates and the forward contract rates, primarily the euro, which resulted in foreign currency losses in 2006 of $21.2 million, gains of $45.8 million in 2005, and losses of $30.2 million in 2004.

On September 29, 2006, we re-established our foreign currency forward positions to qualify for cash flow hedge accounting. As a result, on a go-forward basis, we anticipate the amounts reflected in this income statement caption will be minimal, and will relate primarily to the portion of the change in fair value that is considered ineffective or is excluded from the measure of effectiveness related to contracts designated as accounting hedges. For example, in the fourth quarter of 2006, after we re-established our foreign currency forward positions to qualify for hedge accounting, our foreign exchange gain recognized was $0.6 million compared to a gain of $7.2 million during the fourth quarter of 2005 when our foreign currency forward contracts did not qualify for hedge accounting treatment.

Foreign exchange effect on notes receivable from First Data, net

The revaluation to fair market value of notes receivable from First Data and the related foreign currency swap arrangements that were denominated in euros benefited income before income taxes in the year ended December 31, 2006 by $10.1 million compared to a reduction to income before income taxes in the corresponding period in 2005 by $5.9 million. For the year ended 2005 compared to 2004, these mark-to-market valuations resulted in decreased income before income taxes of $13.4 million. Such fluctuations typically correspond to changes in the value of the euro.

All notes receivable from First Data, net of notes payable to First Data, and related foreign currency swap agreements were settled in cash in connection with the spin-off on September 29, 2006. Accordingly, no such amounts will be recognized in the future.

Interest income from First Data, net

Interest income from First Data, net consists of interest income earned on notes receivable from First Data, partially offset by interest incurred on notes payable to First Data. Interest income from First Data increased for all periods presented through the spin-off from First Data on September 29, 2006 due to increased average net borrowings by First Data from Western Union affiliates. As part of the spin-off, all remaining notes payable and notes receivable to or from First Data were settled in cash. As a result, no interest income from First Data will be recognized in the future, however, we will earn interest income on our cash balances as described above.

Other income, net

The increase in Other income, net during the years ended December 31, 2006 and 2005 compared to the previous corresponding years was driven by higher equity earnings from equity method investments.

Income taxes

Our effective tax rates on pretax income were 32%, 31% and 32% for the years ended December 31, 2006, 2005, and 2004, respectively. The effective tax rate over the three periods remained relatively constant, with 2005 benefiting slightly from certain state tax adjustments. We estimate our 2007 tax rate will be approximately 32% based on current facts and circumstances.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations, which were restructured in 2003. Our reserves reflect what we believe to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. Any difference from our position as recorded in our consolidated financial statements and the final resolution of a tax issue will be reflected in our company’s income tax expense in the period during which the issue is resolved. Such resolution could also affect our effective tax rate in future periods.

To address certain tax aspects of the 2003 restructuring of our international operations, discussions were initiated with the Internal Revenue Service (“IRS”) pursuant to its Advance Pricing Agreement (“APA”) program. However, we were notified by the IRS in October 2006 that we will not be able to conclude an arrangement acceptable to us through the APA Program. Thus, the tax aspects of the 2003 restructuring will be addressed as part of ongoing federal income tax audits.

We have benefited from the 2003 restructuring by having our income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates rather than the U.S. and state combined statutory tax rate. The amount of taxes attributable to such rate differential cumulatively totaled $210.8 million through December 31, 2006.

Earnings per share

During the years ended December 31, 2006, 2005 and 2004, basic earnings per share were $1.20, $1.21 and $0.98, respectively, and diluted earnings per share were $1.19, $1.21 and $0.98, respectively. All issued and outstanding shares of Western Union common stock, consisting of 100 shares, were held by First Data prior to September 29, 2006. Accordingly, for all periods presented prior to the spin-off which occurred on September 29, 2006, basic and diluted earnings per share were computed using our basic shares outstanding as of the spin-off date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. Dilutive shares included in the annual earnings per share calculation going forward will increase as such potentially dilutive shares will be outstanding during the entire periods presented. The repurchase of 0.9 million shares during the year ended December 31, 2006 had an anti-dilutive effect on earnings per share. Of the 73.8 million outstanding options to purchase common shares of our company, over 60% of those options are held by employees of First Data.

Diluted earnings per share decreased during the year ended December 31, 2006 compared to the previous year due to decreased net income and the increase in diluted shares outstanding, which was driven by the factors described in the preceding paragraph and because prior to the September 29, 2006 spin-off date, there were no potentially dilutive instruments outstanding. Dilutive earnings per share increased in 2005 compared to 2004 due to higher net income.

Segment Discussion

We manage our business around the consumers we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are:

•

Consumer-to-consumer—provides money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for both international cross-border transfers—that is, the transfer of funds from one country to another—and intra-country transfers—that is, money transfers from one location to another in the same country.

•

Consumer-to-business—focuses on payments from consumers to billers through our networks of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in select markets, as demonstrated by our December 2006 acquisition of SEPSA, substantially all of the segment’s 2006 revenue was generated in the United States.

Businesses not considered part of the segments described above are categorized as “Other.” Also included in “Other” are recruiting and relocation expenses associated with hiring senior management positions new to our company and consulting costs used to develop ongoing processes in connection with completing the spin-off.

The business segment measurements provided to, and evaluated by, our chief operating decision maker are computed in accordance with the following principles:

•	The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes intersegment revenue.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments’ revenue.

•	Exclude all items not included in operating income.

The following table sets forth the different components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2006, 2005, and 2004.

	Years Ended December 31,
	2006	2005	2004
Consumer-to-consumer	84%	82%	81%
Consumer-to-business	14%	15%	16%
Other	2%	3%	3%

Total	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the years ended December 31, 2006, 2005, and 2004.

	Years Ended December 31,			% Change
(in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues:
Transaction fees	$3,059.0	$2,724.0	$2,390.9	12%	14%
Foreign exchange revenue	652.4	529.6	448.3	23%	18%
Other revenues	33.5	25.6	22.5	31%	14%

Total revenues	$3,744.9	$3,279.2	$2,861.7	14%	15%

Operating income	$1,069.7	$1,047.9	$886.5	2%	18%
Operating margin	29%	32%	31%
Key indicators:
Consumer-to-consumer transactions	147.1	118.5	96.7	24%	23%

During the year ended December 31, 2006 international, domestic and Mexico revenue represented approximately 74%, 16% and 10% of our consumer-to-consumer revenue, respectively (or approximately 62%, 14% and 8% of total consolidated revenue, respectively). The table below sets forth performance indicators for the consumer-to-consumer segment for the years ended December 31, 2006, 2005, and 2004.

	Years Ended December 31,
	2006	2006 (excluding Vigo)	2005	2005 (excluding Vigo)	2004
Consumer-to-consumer transaction growth:
International (a)	29%	24%	27%	26%	24%
Domestic (b)	(1)%	(2)%	5%	5%	8%
Mexico (c)	35%	6%	28%	21%	16%
Consumer-to-consumer revenue growth:
International (a)	17%	15%	16%	15%	21%
Domestic (b)	(3)%	(3)%	4%	4%	8%
Mexico (c)	29%	7%	33%	27%	6%

(a)	Represents transactions between and within foreign countries (excluding Canada and Mexico), transactions originated in the United States or Canada paid in foreign countries and foreign country transactions paid in the United States or Canada. Excludes all transactions between or within the United States and Canada and all transactions to and from Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the United States and Canada.
(c)	Represents all transactions to and from Mexico.

Transaction fees and foreign exchange revenue

Consumer-to-consumer money transfer revenue growth for the year ended December 31, 2006 over the same period in 2005 was driven by international revenue growth and the acquisition of Vigo, which was completed in October 2005. Vigo contributed $140.5 million and $24.2 million in total revenue for the years ended December 31, 2006 and 2005, respectively. The anniversary date of the acquisition of Vigo occurred in October 2006, which will have an impact on reported revenue growth rates in the future. Excluding Vigo, growth in international consumer-to-consumer revenue partially offset the slowing of Mexico and domestic revenue growth in the year ended December 31, 2006 compared to the same period in 2005.

During 2006, the United States to Mexico and United States domestic businesses, and to a lesser extent United States outbound businesses, were adversely impacted by the immigration debate and related activities in the United States. This controversy around the subject of immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants has created fear and distrust among some consumers in the United States. As a result, the frequency of money transfer transactions involving these consumers has decreased and some competitors have lowered prices and foreign exchange spreads in certain markets. In 2006, Western Union was also a party in two sets of legal disputes pending in Arizona. The first set concerns the authority of the Arizona Attorney General to request bulk data regarding money transfers sent from states other than Arizona to Sonora, Mexico. The data disputes are still pending. The other dispute concerns the Attorney General’s authority to seize money transfers sent from states other than Arizona to Sonora, Mexico. In early January 2007, an Arizona state court ruled on the latter proceeding, finding that the State of Arizona did not have the authority to seize money transfers sent from states other than Arizona to Sonora, Mexico. In February 2007, the Arizona Attorney General filed an appeal to this ruling. We continue to take measures to address the data disputes and we believe that any impact of these proceedings will not be material to our consumer-to-consumer business. These and other issues adversely affected our Mexico and United States domestic businesses, and to a lesser extent our U.S. outbound business in 2006, and we expect them to continue to impact our businesses in the future.

In response to some of the challenges surrounding the immigration debate and in line with our strategic objective of building the Western Union brand, we have continued to invest in targeted pricing actions taking into account local market and competitive factors. Pricing decreases generally reduce margins, but are done in anticipation that they will result in increased transaction volumes. Such pricing decreases have averaged approximately 3% of our annual revenues over the last three years, a trend that is expected to continue.

International revenue growth in the year ended December 31, 2006 compared to the same period in 2005 resulted from growth in money transfer transactions and the acquisition of Vigo. International money transfer transaction growth in the year ended December 31, 2006 compared to the prior year period was driven most significantly by growth in the United States and European outbound businesses. The key inbound markets of India and China continued to grow, with transactions in India more than doubling and China transaction growth rates exceeding 35% for the year ended December 31, 2006. The international transaction growth rate excluding Vigo for the year ended December 31, 2006 of 24% was directionally consistent with the 26% growth rate for the comparable period in 2005. Although international intra-country transaction growth remained strong in 2006, the overall international transaction growth rate during 2006 was impacted by high transaction growth rates experienced in the intra-country business in the second half of 2005, particularly in the Philippines.

Fluctuations in the exchange ratio between the euro and the United States dollar have resulted in the following benefit or reduction to consumer-to-consumer revenue over the previous year, net of foreign currency hedges, that would not have occurred had there been a constant exchange ratio (in millions):

Year ended December 31,	Benefit / (Reduction)
2006	$11.5
2005	$(1.4)
2004	$73.4

On a euro-adjusted basis, international revenue grew 16% for the year ended December 31, 2006, compared to 16% in the comparable period in 2005, with Vigo contributing 2% to the growth rates for the year ended December 31, 2006.

The difference between international transaction growth and revenue growth was relatively consistent during the year ended December 31, 2006 compared to the corresponding period in 2005. The slight increase in the difference between international transaction growth and revenue growth for the year ended December 31, 2006 was driven by Vigo transactions, which have lower revenue per transaction compared to the Western Union branded business. The impact from Vigo transactions was partially offset by the stronger euro compared to 2005, which benefited revenue growth, but not transaction growth.

Growth in Mexico money transfer transactions for the year ended December 31, 2006 compared to the same period in 2005 was driven by the acquisition of Vigo and growth in Western Union branded transactions, partially offset by a decline in Orlandi Valuta branded transactions. Revenues from Western Union branded U.S. to Mexico transactions increased 6% for the year ended December 31, 2006, compared to 26% for the same period in 2005. The decline in revenue growth rates was primarily due to the uncertainty created by the immigration debate in the United States as described above.

Domestic transaction growth rates in the year ended December 31, 2006 over the same period in 2005 declined compared to increases observed for the year 2005 due in part to the uncertainty created by the immigration debate described above, and broader market softness experienced within the United States domestic business in 2006.

Foreign exchange revenue increased for the year ended December 31, 2006 due to the acquisition of Vigo and an increase in the higher growth international business resulting in increased cross-currency transactions.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth in all periods presented was the growth in transactions at existing agent locations, the number of agent locations and marketing campaigns promoting Western Union services. The majority of transaction growth is derived from more mature agent locations as new agent locations typically contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, often is experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated versus paid out as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and help ensure global distribution. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering Western Union services, regulatory limitations and competition. Each of the nearly 300,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of December 31, 2006, more than 85% of the combined locations in the United States, Canada and Western Europe experienced money transfer activity in the last 12 months. In the developing regions of Asia and other areas where there are predominantly receive locations, more than 65% of locations experienced money transfer activity in the last 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Consumer-to-consumer revenue growth in 2005 was driven by growth in consumer-to-consumer transactions and the acquisition of Vigo in October 2005. International transaction growth benefited from growth in the United States and European outbound businesses and strong growth in China, India and the Philippines, including the Philippines intra-country business. Consumer-to-consumer revenue growth was also impacted by exchange rates. For the year ended December 31, 2005, the exchange rates between the euro and the United States dollar resulted in a year-over-year negative impact to revenue of $1.4 million compared to a benefit of $73.4 million in 2004, assuming a constant exchange ratio (i.e., as if there were no change in exchange rates from the same period in the previous year) between the euro and the United States dollar. Changes in exchange rates primarily impact international revenue. On a euro-adjusted basis, international revenue growth was 16% and 17% for the years ended December 31, 2005 and 2004, respectively. Growth in Mexico transactions for the year ended December 31, 2005 was driven by growth in Western Union branded transactions. The lower transaction and revenue growth rates in domestic money transfer for the year ended December 31, 2005 compared to 2004 are not attributable to any specific event.

The difference between international transaction growth and revenue growth increased in 2005 compared to 2004 primarily as a result of the negative currency conversion impact of the euro compared to the benefit in the prior year as noted above, which negatively impacted revenue growth compared to the prior year. Intra-country business is incremental to both transactions and revenue but benefited transaction growth more than revenue growth. Consumer-to-consumer pricing decreases, as a percentage of our total revenue, were consistent from 2004 to 2005.

Foreign exchange revenue increased in 2005 compared to 2004 due to an increase in the higher growth international business resulting in increased cross-currency transactions. In addition, growth in 2005 was impacted by the acquisition of Vigo.

Operating income

The consumer-to-consumer segment’s operating income increased for the year ended December 31, 2006 compared to the same period in 2005 as a result of the items noted in “Transaction fees and foreign exchange revenue” above. Operating income during the year ended December 31, 2006 was impacted by a variety of other factors including a shift in our business mix reflecting stronger growth from our international business, which carries lower profit margins than our U.S. to Mexico and domestic businesses, higher stock compensation expense incurred in connection with the adoption of SFAS No. 123R, and a slight operating loss at Vigo. In addition, we incurred incremental costs as a stand alone public company including salaries, benefits, equipment, supplies and other costs incurred in connection with operating departments that were not part of our company prior to the spin-off, and are incremental to both costs allocated by First Data prior to the spin-off and presumed overhead allocations from First Data had we remained part of First Data through the end of 2006. Increased costs of being a stand alone company also include stock compensation expenses incurred in connection with stock awards granted on the spin-off date. Employee incentive compensation expenses in 2006 were higher than in 2005. The cost increases in 2006 described above were partially offset by lower escheatment accruals resulting from charges incurred in 2005 that did not recur in 2006.

In line with our strategic objective of building the Western Union brand, marketing related expenditures increased during the year ended December 31, 2006 over the comparable period in 2005. We expect to increase marketing expenditures in 2007 and beyond.

Consumer-to-consumer operating income increased for the year ended December 31, 2005 versus 2004 due to the increase in revenue, and employee incentive compensation in 2005 compared to 2004, partially offset by higher overhead allocations from First Data. Marketing expenses increased in 2005 and 2004, but remained relatively consistent as a percentage of total revenue.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the years ended December 31, 2006, 2005, and 2004.

	Years Ended December 31,			% Change
(in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues:
Transaction fees	$593.7	$565.0	$545.4	5%	4%
Other revenues	42.5	35.2	30.9	21%	14%

Total revenues	$636.2	$600.2	$576.3	6%	4%

Operating income	$223.3	$220.4	$219.5	1%	—%
Operating margin	35%	37%	38%
Key indicators:
Consumer-to-business transactions	249.4	215.1	192.6	16%	12%

Transaction fees

Transaction and revenue growth in the year ended December 31, 2006 compared to the same period in 2005 resulted from strong transaction growth in electronic bill payments driven primarily by our Speedpay® and Equity Accelerator services. The growth rates in 2006 compared to 2005 also benefited from cash bill payments experiencing a slight revenue growth for the year ended December 31, 2006 versus a decline in 2005. In addition, our Western Union Convenience Pay® or “Convenience Pay” business benefited from the addition of a large new biller client in the third quarter of 2005 which had a positive impact to transaction and revenue growth rates for the year ended December 31, 2006 compared to the same period in 2005. Reported transaction growth rates and, to a lesser extent, reported revenue growth rates in the fourth quarter of 2006 were negatively impacted as a result of the anniversary date for the signing of this large biller client occurring in the third quarter of 2005.

In December 2006, we acquired the remaining 75% interest in SEPSA. Prior to the acquisition, we held a 25% interest in SEPSA. This acquisition contributed $3.6 million in revenue to our consumer-to-business segment in the fourth quarter 2006. In 2006, revenue and transaction growth compared to 2005, excluding SEPSA was 5% and 11%, respectively. We expect that SEPSA will continue to benefit revenue and transaction growth rates throughout most of 2007.

Transaction fee growth for the year ended December 31, 2005 compared to the year ended December 31, 2004 was driven by growth in our electronic payment services as well as the new Convenience Pay biller relationship discussed above.

Operating income

For the year ended December 31, 2006, operating income increased at a slower rate than revenue growth over the same period in 2005. The shift in the United States to electronic-based products, which have lower operating margins compared to cash-based products that have higher operating margins, negatively impacted operating income. Also negatively impacting operating income were increased costs associated with being a stand alone company, stock compensation expenses incurred in connection with the adoption of SFAS No. 123R, and higher employee incentive compensation expenses in 2006 than in 2005.

The slight increase in operating income from 2004 to 2005 was due to transaction growth, offset by increased corporate overhead allocations from First Data. Recent trends in consumer-to-business operating margins are impacted by the shift in the United States from cash-based services to electronic payment services.

Other

The following table sets forth other results for the years ended December 31, 2006, 2005, and 2004.

	Years Ended December 31,			% Change
(in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues	$90.0	$113.7	$115.6	(21)%	(2)%
Operating income	$18.4	$0.9	$6.1	*	*

*	Calculation not meaningful

Revenues

Our money order and prepaid services businesses accounted for 94%, 70%, and 64% of “Other” revenue in 2006, 2005, and 2004, respectively. These two businesses are the only businesses classified in “Other” with expected future recurring revenue. We previously operated internet auction payments, messaging and international prepaid cellular top-up businesses, which were shut down or disposed of in 2005 and early 2006. The decrease in the year ended December 31, 2006 is due to declines in revenue from such shut down and disposed of businesses while revenues from our money order and prepaid services businesses remained consistent. We do not believe the recent announcement of First Data of its plan to exit its official check and money order business will have a significant impact on us, as First Data has indicated it will honor its contract with us through the initial contract term of 2011. We believe this provides us with adequate time to replace the services currently provided by First Data.

Operating Income

For the year ended December 31, 2006, the increase in operating income was driven by the money order business and the elimination of operating losses of the businesses shut down or disposed of primarily in 2006, partially offset by recruiting and relocation expenses associated with hiring senior management positions new to our company and consulting costs used to develop ongoing processes, all in connection with the spin-off from First Data. Aggregate operating income/(losses) related to the shut down or disposed of businesses for the years ended December 31, 2006, 2005 and 2004 were $0.1 million, $(16.2) million and $(8.2) million, respectively.

The decrease in operating income during the year ended December 31, 2005 from the year ended December 31, 2004 was due primarily to a goodwill impairment charge recognized in 2005 of $8.7 million due to a change in strategic direction relating to our majority interest in EPOSS, our international prepaid top-up business.

Further financial information relating to each of our segments’ external revenue, operating profit measures and total assets is set forth in Note 17 to our Consolidated Financial Statements in Item 8.

Capital Resources and Liquidity

Historically, our source of liquidity was cash generated from our operating activities. Cash flows provided from operating activities during 2006 was $1,108.9 million. We expect 2007 cash flows generated from operations to be lower than in 2006 due to significantly higher interest payments and incremental public company expenses as well as other anticipated working capital fluctuations, including the expected payment of fourth quarter accrued United States federal income taxes in the first quarter of 2007. Dividends paid to public stockholders going forward are likely to be significantly less than those previously paid to First Data. Taking into account the above factors, estimated additional annual costs associated with being a stand alone company, projected debt service in 2007, projected capital expenditures and projected stock repurchases, we believe our cash flows will provide us with an adequate source of liquidity to meet the needs of our business.

Cash and Cash Equivalents

Highly liquid investments (other than those included in Settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair market value. At December 31, 2006 and 2005, we held $1,421.7 million and $510.2 million in cash and cash equivalents, respectively.

At December 31, 2006 and 2005, $942.1 million and $186.8 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. The increase in cash and cash equivalents held outside the United States is due to the settlement of notes receivable and payable from and to First Data (net of certain other payments made to First Data) in connection with the spin-off. We currently plan to invest these funds through these foreign subsidiaries, as repatriating most of these funds to the United States would result in the incurrence of significant tax obligations.

As an integral part of our business, we receive funds from money transfers and certain other payment processing services sold in advance of settlement with payment recipients. These funds (referred to as “Settlement assets” on our consolidated balance sheets) are not used to support our operations. However, we do have the opportunity to earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments (classified as “Cash and cash equivalents” within “Settlement assets”) to fund settlement obligations.

Financing

Commercial Paper Program

On November 3, 2006, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time prior to the commercial paper program expiration in 2011. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. Our commercial paper borrowings at December 31, 2006 were $324.6 million, and had a weighted average interest rate of approximately 5.4%. At December 31, 2006, $1,175.4 million remained available to borrow under the commercial paper program.

Revolving Credit Facility

On September 27, 2006, we entered into a five-year unsecured revolving credit facility, which includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The Revolving Credit Facility contains certain covenants that limit or restrict the ability of our company and its significant subsidiaries to incur debt, collateralize, sell, assign, transfer or otherwise dispose of specified assets, or enter into specified sale and leaseback transactions. We are also required to maintain compliance with a consolidated interest coverage ratio covenant. In connection with the spin-off, we borrowed $100 million under the Revolving Credit Facility. This amount was repaid in the fourth quarter. As a result, there were no borrowings or accrued interest under the Revolving Credit Facility as of December 31, 2006.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using LIBOR plus an interest rate margin (19 basis points as of December 31, 2006). A facility fee is also payable quarterly on the total facility, regardless of usage (6 basis points as of December 31, 2006). The facility fee percentage is determined based on our credit rating assigned by Standard & Poor’s Ratings Services (“S&P”) and/or Moody’s Investor Services, Inc. (“Moody’s”). In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee based upon such ratings is payable to the lenders on the aggregate outstanding borrowings (5 basis points as of December 31, 2006).

Notes

On September 29, 2006, we issued to First Data $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016 (the “2016 Notes”) in partial consideration for the contribution by First Data to us of its money transfer and consumer payments businesses in connection with the spin-off. The 2016 Notes were issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. Immediately after the spin-off, First Data exchanged the 2016 Notes with two financial institutions for indebtedness of First Data that the financial institutions held at that time. The financial institutions then sold the 2016 Notes in transactions exempt from the registration requirements of the Securities Act of 1933. We did not receive any of the proceeds from the subsequent sale of the 2016 Notes.

Interest on the 2016 Notes is payable semiannually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.930%. The indenture governing the 2016 Notes contains covenants that limit or restrict the ability of our company and other significant subsidiaries to incur debt (in the case of significant subsidiaries), collateralize, sell, assign, transfer or otherwise dispose of specified assets, or enter into sale and leaseback transactions. We may redeem the 2016 Notes at any time prior to maturity at the applicable treasury rate plus 20 basis points.

On November 17, 2006, we issued $2 billion aggregate principal amount of unsecured fixed and floating rate notes, comprised of $500 million aggregate principal amount of our Floating Rate Notes due 2008 (the “Floating Rate Notes”), $1 billion aggregate principal amount notes due 2011 (the “2011 Notes”) and $500 million aggregate principal amount of notes due 2036 (the “2036 Notes”). The Floating Rate Notes, 2011 Notes, and 2036 Notes were issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended.

We used the net proceeds of the offering of the 2011 Notes, the 2036 Notes, and the Floating Rate Notes, together with the proceeds of approximately $400 million of commercial paper we issued, to repay the entire $2.4 billion in principal amount outstanding under a bridge loan facility entered into by our subsidiary FFMC, described below. This repayment resulted in the release and termination of certain guarantees entered into by FFMC in connection with the spin-off relating to our 2016 Notes and the Revolving Credit Facility.

Interest with respect to the 2011 Notes and 2036 Notes is payable semiannually on May 17 and November 17 each year based on fixed per annum interest rates of 5.400% and 6.200%, respectively. Interest with respect to the Floating Rate Notes is payable quarterly in arrears on February 17, May 17, August 17, and November 17 each year at a per annum rate equal to the three month LIBOR plus 15 basis points, reset quarterly (5.52% at December 31, 2006). The indenture governing the 2011 Notes, 2036 Notes and Floating Rate Notes contains covenants that limit or restrict our ability and the ability of our significant subsidiaries to incur debt (in the case of significant subsidiaries), collateralize, sell, assign, transfer or otherwise dispose of specified assets, or enter into sale and leaseback transactions. We may redeem the 2011 Notes and the 2036 Notes at any time prior to maturity at the applicable treasury rate plus 15 basis points and 25 basis points, respectively. We may redeem the Floating Rate Notes at any time on or after May 17, 2007, at a redemption price equal to 100% of the principal amount of the Floating Rate Notes to be redeemed plus accrued interest on the date of redemption.

In connection with the issuance of the 2011 Notes, the 2016 Notes, the 2036 Notes, and the Floating Rate Notes, we filed a registration statement on Form S-4 with the SEC on December 22, 2006, which provided the holders of the notes an offer to exchange their previously issued notes for identical notes which have been registered. The exchange offer closed on February 6, 2007.

Bridge Loan

On September 27, 2006, FFMC entered into an unsecured bridge financing facility in an aggregate principal amount of $2.4 billion (the “Bridge Loan”) with a syndicate of lenders. On September 29, 2006, FFMC borrowed under the Bridge Loan an aggregate principal amount equal to $2.4 billion in connection with the spin-off. The Bridge Loan was repaid on November 17, 2006 with proceeds from the issuance of the 2011 Notes, 2036 Notes, and Floating Rate Notes, together with the proceeds of approximately $400 million of commercial paper we issued, as described above.

The following discussion highlights our cash flow activities during the years ended December 31, 2006, 2005, and 2004.

Cash Flows from Operating Activities

	Years Ended December 31,
(in millions)	2006	2005	2004
Net income	$914.0	$927.4	$751.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.8	32.0	34.0
Amortization	68.7	47.5	45.2
Deferred income tax provision	12.9	24.9	47.6
Realized (gain)/loss on derivative instruments	(4.1)	0.5	23.2
Other non-cash items, net	47.6	25.8	13.9
Increase/(decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	(60.7)	(8.8)	(13.8)
Accounts payable and accrued liabilities	123.2	(17.9)	(6.3)
Other liabilities	(27.5)	(28.6)	34.8

Net cash provided by operating activities	$1,108.9	$1,002.8	$930.2

Cash from operating activities increased during the year ended December 31, 2006 compared to the year ended December 31, 2005 driven by consumer-to-consumer transaction growth, despite a slight decrease in net income. Net income in the current year was negatively impacted by higher charges to the income statement that did not impact cash flows relating to stock compensation in connection with the adoption of SFAS No. 123R in 2006, higher amortization expense related to higher intangible asset balances in connection with the acquisition of Vigo, and also higher amortization expense as a result of certain large strategic agent contracts being executed earlier in the year for which initial payments were made. The increase in cash flow provided by operating activities also benefited from the delay in the payment of accrued income taxes of approximately $70 million related to the fourth quarter of 2006 which will be paid in the first quarter of 2007 due to the Company’s spin-off from First Data, while income taxes relating to all four quarters in 2005 were paid to First Data during 2005.

Cash provided by operations has historically been driven by net income, and increased in 2005 compared to 2004, primarily due to consumer-to-consumer transaction growth as previously discussed. Changes in components of working capital are subject to fluctuations based on the timing of cash transactions related to settlements of certain liabilities.

Other non-cash items include stock compensation expense, bad debt reserves and other non-cash items.

Cash Flows from Investing Activities

	Years Ended December 31,
Source (use) (in millions)	2006	2005	2004
Capitalization of contract costs	$(124.1)	$(22.5)	$(7.3)
Capitalization of software development costs	(14.4)	(7.7)	(15.7)
Purchases of property and equipment	(63.8)	(34.8)	(26.5)
Notes receivable issued to agents	(140.0)	(8.4)	—
Repayments of notes receivable issued to agents	20.0	—	—
Acquisition of businesses, net of cash acquired and contingent purchase consideration paid	(66.5)	(349.1)	(28.7)
Cash received/(paid) on maturity of foreign currency forwards	4.1	(0.5)	(23.2)
Purchase of equity method investments	—	(5.4)	(42.0)

Net cash used in investing activities	$(384.7)	$(428.4)	$(143.4)

Capital expenditures

Total aggregate payments capitalized for purchases of property and equipment, software development and contract costs were $202.3 million, $65.0 million, and $49.5 million in 2006, 2005, and 2004, respectively. Amounts capitalized for contract costs relate to initial payments for new and renewed agent contracts and vary depending on the timing of when new contracts are signed and existing contracts are renewed. In 2006, we purchased an office building and made investments in our information technology infrastructure in connection with being a stand alone company which contributed to the increase in property and equipment for the year ended December 31, 2006. In addition, during 2006, we renewed and entered into certain large strategic agent contracts for which initial payments were made that drove the increase in capitalized contract costs.

The decrease in software development costs during 2005 compared to 2004 relates primarily to the timing of internally developed software projects. We estimate that capital expenditures in 2007 will be between $200 million and $250 million.

Notes receivable issued to agents and repayments of notes receivable issued to agents

From time to time, we make advances and loans to agents. In 2006, we signed a six year agreement with one of our existing agents which included a four year loan of $140.0 million to the agent, of which $20.0 million was repaid by the agent during 2006. The terms of the loan agreement require that a percentage of commissions earned by the agent (52% in 2007, 61% in 2008 and 64% in 2009) be withheld by us as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. The loan receivable was recorded in “Other assets” in our consolidated balance sheet as of December 31, 2006. We impute interest on this below-market rate note receivable and have recorded this note net of a discount of $37.8 million as of December 31, 2006.

Acquisition of businesses, net of cash acquired and contingent purchase consideration paid

In December 2006, we acquired SEPSA for a total purchase price of $69.5 million, less cash acquired of $3.0 million resulting in a net cash outflow of $66.5 million. During 2005, First Data acquired 100% of Vigo for a total purchase price of $369.2 million, net of cash acquired of $20.1 million resulting in a net cash outflow of $349.1 million. In 2004, contingent consideration payments were made by First Data in connection with the acquisitions of Paymap Inc., or “Paymap,” and E Commerce Group, Inc., or “ECG,” during the second quarter of 2002. First Data contributed Vigo, Paymap and ECG to us as part of the spin-off.

Cash received/(paid) on maturity of foreign currency forwards

Amounts received or paid on maturity of our foreign currency forward contracts that do not qualify as hedges in accordance with applicable accounting rules have been classified in the consolidated statements of cash flows as investing activities. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and accordingly, all realized gains and losses on these contracts have been reflected in investing activities prior to that date. On September 29, 2006, we re-established our foreign currency forward positions to qualify for cash flow hedge accounting. As a result, on a go-forward basis, we anticipate the amounts reflected in investing activities related to foreign currency forwards will be minimal. “Cash received/(paid) on maturity of foreign currency forwards” does not include amounts realized on forward contracts intended to mitigate exposures on settlement activities of our money transfer business, which along with the realized gains and losses on the related settlement assets and obligations, are reflected in operating activities.

Purchase of equity method investments

In 2004, we purchased 30% interests in two of our international money transfer agents. The aggregate purchase price paid was $42.0 million, net of $5.4 million of holdback reserves to cover claims arising from the acquisitions. The holdback reserves were paid in 2005.

Cash Flows from Financing Activities

	Years Ended December 31,
Source (use) (in millions)	2006	2005	2004
Advances from/(to) affiliates of First Data	$160.2	$(153.2)	$250.0
Capital contributed by First Data in connection with acquisitions	—	369.2	28.7
Notes payable issued to First Data	—	400.1	255.0
Repayments of notes payable to First Data	(154.5)	(246.5)	(255.0)
Additions to notes receivable from First Data	(7.5)	(504.7)	(270.7)
Proceeds from repayments of notes receivable from First Data	776.2	18.4	—
Dividends to First Data	(2,953.9)	(417.2)	(659.8)
Proceeds from the issuance of borrowings, net of debt issue costs	4,386.0	—	—
Principal payments on borrowings	(2,400.0)	—	—
Net proceeds from the issuance of commercial paper	324.6	—	—
Proceeds from net borrowings under credit facilities	3.0	—	—
Proceeds from exercise of options	80.8	—	—
Cash dividends to public stockholders	(7.7)	—	—
Purchase of treasury shares	(19.9)	—	—

Net cash provided by/(used in) financing activities	$187.3	$(533.9)	$(651.8)

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

Capital contributed by First Data in connection with acquisitions

In 2005, Western Union received a contribution of capital from First Data in connection with the acquisition of Vigo. In 2004, First Data contributed capital in connection with contingent consideration payments made by First Data in connection with the acquisitions of Paymap and ECG, both of which were contributed to Western Union as part of the spin-off.

Notes payable to and receivable from First Data

In connection with the spin-off on September 29, 2006, funds previously advanced to First Data to finance certain international acquisitions made by First Data were repaid to us in cash. These notes were funded primarily through cash generated from our international operations and notes payable issued to First Data. As part of the spin-off, substantially all notes payable and notes receivable to or from affiliates of First Data were settled in cash.

In 2005 and 2004, we made advances to First Data in the form of notes of $504.7 million and $270.7 million, respectively, to finance certain international acquisitions made by First Data. These notes were funded primarily through cash generated from our international operations and notes payable issued to First Data with balances of $153.6 million at December 31, 2005.

Dividends to First Data

In connection with the spin-off, FFMC paid a $2.4 billion dividend to First Data in the form of a promissory note that was repaid immediately following the spin-off, and we paid an additional $100.0 million to First Data financed through borrowings under our revolving credit facility as discussed below. The remaining $453.9 million reflected as a cash dividend was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in one of our agents which had already been reflected as part of our company, and settlement of net intercompany receivables (exclusive of certain intercompany notes discussed above).

In 2005 and 2004, we paid dividends to First Data from profit generated through operations. The amount of dividends distributed in each year was impacted by the cash balances available as a result of loans made to affiliates.

Proceeds from the issuance of borrowings, net of debt issue costs / principal repayments on borrowings

During September 2006, FFMC entered into the Bridge Loan for $2.4 billion, which was refinanced on November 17, 2006 through the issuance of the Floating Rate Notes for $500.0 million, the 2011 Notes for $1.0 billion and the 2036 Notes for $500.0 million, along with approximately $400 million worth of commercial paper borrowings, all of which are described in more detail above under “—Financing.”

In addition to the above borrowings, as discussed further in “—Significant Non-Cash Transactions” below, we also issued $1.0 billion aggregate principal amount of the 2016 Notes in connection with the spin-off for which we received no cash proceeds.

Net proceeds from the issuance of commercial paper

During November 2006, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. An initial borrowing under the commercial paper program of approximately $400 million was made in connection with the refinancing of the Bridge Loan described above, of which we subsequently repaid $75.4 million by the end of 2006.

Proceeds from net borrowings under credit facilities

During September 2006, we made an initial borrowing under our Revolving Credit Facility in an aggregate principal amount equal to $100.0 million in connection with the spin-off which was fully repaid prior to December 31, 2006. We also incurred net borrowings of $3.0 million, due January 2, 2007, through a fixed rate promissory note as of December 31, 2006.

Proceeds from exercise of options

We received $80.8 million in cash proceeds related to the exercise of 5.4 million stock options subsequent to the spin-off date of September 29, 2006 through December 31, 2006. More than 80% of the 5.4 million shares exercised related to stock options held by First Data employees.

Cash dividends to public stockholders

During the fourth quarter of 2006, our Board of Directors declared a quarterly cash dividend of $0.01 per common share representing $7.7 million which was paid in December 2006.

Purchase of treasury shares

In September 2006, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock on the open market through December 31, 2008. As of December 31, 2006, 0.9 million shares have been repurchased for $19.9 million at an average cost of $22.79 per share.

Significant Non-Cash Transactions

On September 29, 2006, we issued to First Data $1.0 billion aggregate principal amount of the 2016 Notes in partial consideration for the contribution by First Data to us of its money transfer and consumer payments businesses in connection with the spin-off. Immediately after the Distribution, First Data exchanged the 2016 Notes with two financial institutions for indebtedness of First Data that the financial institutions held at that time. The financial institutions received the proceeds from the subsequent sale of the 2016 Notes in a private offering.

On September 29, 2006, we also issued 765.3 million shares of our common stock to First Data in partial consideration for the contribution by First Data to us of its money transfer and consumer payments businesses in connection with the spin-off. First Data then distributed the 765.3 million shares of our common stock to First Data’s shareholders.

First Data transferred to us our headquarters in Englewood, Colorado and certain other fixed assets with a net book value of $66.5 million, and we transferred to First Data certain investments with a net book value of $20.9 million. We also reclassified liabilities totaling $193.8 million relating to certain tax and employee-related obligations from “Receivables from First Data, net.”

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit plans that together were underfunded by $52.9 million as of December 31, 2006. In 2006, we did not make a contribution to these plans, and currently do not anticipate contributing to these plans in 2007 since, based on current asset return calculations and minimum funding requirements, no such contribution is required. We do not believe that legislation enacted during 2006 relating to pension plans will have an impact on our funding requirement until at least 2008. During 2008, in connection with the adoption of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), the measurement dates for our pension plans will be changed to December 31 from a present measurement date of September 30.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings, including interest (a)	$5,155.3	$508.2	$812.2	$1,282.0	$2,552.9
Operating leases	79.3	20.5	26.0	13.1	19.7
Purchase obligations (b)	158.1	42.8	59.8	33.0	22.5

	$5,392.7	$571.5	$898.0	$1,328.1	$2,595.1

(a)	We have estimated our interest payments based on i) projected LIBOR rates in calculating interest on commercial paper borrowings and Floating Rate Notes, ii) projected commercial paper borrowings outstanding throughout 2007, and the assumption that no such amounts will be outstanding on or after December 31, 2007, and iii) the assumption that no debt issuances or renewals will occur upon the maturity dates of our fixed and floating rate notes.
(b)	Many of our contracts contain clauses that allow us to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if we do not provide written notification of our intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults of our contractual obligations or incurred significant penalties for termination of our contractual obligations.

Other Commercial Commitments

We had $55.9 million in outstanding letters of credit and bank guarantees at December 31, 2006, with expiration dates through 2011, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are held primarily in connection with lease arrangements and agent settlement agreements. We expect to renew the letters of credit and bank guarantees prior to their expiration in most circumstances.

Critical Accounting Policies

Management’s discussion and analysis of results of operations and financial condition is based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. Actual results may or may not differ from these estimates. We believe that the understanding of certain key accounting policies and estimates are essential in achieving more insight into our operating results and financial condition. These key accounting policies include stock-based compensation, income taxes, derivative financial instruments and capitalized costs.

Stock-Based Compensation

We adopted SFAS No. 123R effective January 1, 2006. SFAS No. 123R requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. We selected the modified-prospective method of adoption and straight-line amortization of compensation cost over the requisite service period. We currently utilize the Black-Scholes Merton option pricing model to measure the fair value of stock options granted to employees and directors. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon the type and number of stock options expected to be issued in the future, we have determined that we will continue to use the Black-Scholes Merton model for option valuation. Option-pricing models require us to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. The most subjective estimates are the expected volatility of the underlying stock and the expected term when determining the fair market value of an option granted. Stock-based compensation expense, including stock compensation expense allocated by First Data prior to the spin-off on September 29, 2006 and the impact of adopting SFAS No. 123R, was $30.1 million for the year ended December 31, 2006.

Refer to Note 16 “Stock Compensation Plans” in the notes to our consolidated financial statements for a discussion of First Data’s and our stock-based compensation plans and the adoption of SFAS No. 123R.

Income taxes

Income taxes, as reported in our consolidated financial statements, represent the net amount of income taxes we expect to pay to various taxing jurisdictions in connection with our operations. We provide for income taxes based on amounts that we believe we will ultimately owe. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items and the realization of certain offsets and credits. In the event that the ultimate tax treatment of items or the realizations of offsets or credits differ from our estimates, we may be required to significantly change the provision for income taxes recorded in our consolidated financial statements.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations, which were restructured in 2003. Our reserves reflect what we believe to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. Any difference from our position as recorded in our consolidated financial statements and the final resolution of a tax issue will be reflected in our income tax expense in the period during which the issue is resolved. Such resolution could also affect our effective tax rate for future periods.

To address certain tax aspects of the 2003 restructuring of our international operations, discussions were initiated with the Internal Revenue Service (“IRS”) pursuant to its Advance Pricing Agreement (“APA”) program. However, we were notified by the IRS in October 2006 that we will not be able to conclude an arrangement acceptable to us through the APA Program. Thus, the tax aspects of the 2003 restructuring will be addressed as part of ongoing federal income tax audits.

We have benefited from the 2003 restructuring by having our income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates rather than the U.S. and state combined statutory tax rate. The amount of taxes attributable to such rate differential is included in the “Foreign rate differential” line in the effective rate reconciliation in Note 10—“Income Taxes” to our consolidated financial statements and cumulatively totaled $210.8 million through December 31, 2006.

Pursuant to a tax allocation agreement signed in connection with our spin-off from First Data, we and First Data each are liable for taxes imposed on our respective businesses both prior to and after the spin-off. Although we believe that we have appropriately apportioned such taxes between First Data and us through 2006, subsequent adjustments may occur as the tax filings for such years are made with all applicable tax jurisdictions and such filings are finalized.

Also under the tax allocation agreement, with respect to taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences (as set forth in the private letter ruling) in connection with the spin-off (and certain related transactions) if such transactions do not qualify for tax-free treatment under the Internal Revenue Code, we may be liable to First Data for all or a portion of any such taxes or liabilities. See Item 1 of Part I. If we are required to indemnify First Data for taxes incurred as a result of the spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial position and results of operations.

We adopted the Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain income tax positions which is further described in “—New Accounting Pronouncements,” on January 1, 2007. FIN 48 requires that the cumulative effect of adopting its provisions be reflected as an adjustment to opening retained earnings for the year of adoption. We are currently evaluating the impact of adopting FIN 48, however, we do not expect the effect of adoption to be significant.

Derivative Financial Instruments

We are exposed to foreign currency risk resulting from fluctuations in exchange rates, primarily the euro and British pound, related to forecasted revenues and also on settlement assets and obligations. Additionally, we are exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. Our policy is to minimize our exposures related to adverse changes in foreign currency exchange rates and interest rates, while prohibiting speculative or market-making activities. See “Qualitative and Quantitative Disclosures about Market Risk” for more information on these risk management activities. We use longer-term foreign currency forward contracts, generally with maturities of one year or less, to mitigate some of the risk related to forecasted revenues, however, during February 2007, we revised certain guidelines and are planning to extend the duration of our foreign currency forward contracts used to mitigate these risks. Short-term foreign currency forward contracts, generally with maturities from a few days up to three weeks, are utilized to offset foreign exchange rate fluctuations on settlement assets and settlement obligations between transaction initiation and settlement. Forward starting interest rate swaps were utilized in 2006 to reduce the risk of interest rate fluctuations on forecasted debt issuances.

We previously restated our financial statements for certain derivatives originally intended to qualify as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). On September 29, 2006, we either settled our outstanding derivatives that were determined to not qualify for hedge accounting or offset such derivatives with new derivatives that were not designated as hedges in accordance with SFAS No. 133. As such, the effect of the changes in the fair value of these hedges prior to September 29, 2006 is included in “derivative (losses)/gains, net.” On September 29, 2006 and during the fourth quarter 2006, we entered into new derivative contracts in accordance with our revised foreign currency derivatives and hedging processes, which were designated and qualify as cash flow hedges under SFAS No. 133.

SFAS 133 requires that all derivatives be marked to market and recorded in our consolidated balance sheets. All of our derivative financial instruments with third party institutions in the “over-the-counter” markets are in liquid currencies. Changes in fair value of derivatives which are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and reclassified into revenue or interest expense, for foreign currency and debt related hedges, respectively, in the same period or periods the hedged item affects earnings, to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portion of the change in fair value that is either considered ineffective or is excluded from the measure of effectiveness is recognized immediately in our consolidated statements of income under the caption “derivative (losses)/gains, net.” Derivative contracts entered into to reduce the variability related to settlement assets and obligations are not designated as hedges for accounting purposes and, as such, changes in their fair value are included in operating expenses consistent with foreign exchange rate fluctuations on the related settlement assets and obligations.

The details of each designated hedging relationship are formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows, and effectiveness is continually evaluated on a retrospective and prospective basis. We assess the effectiveness of our foreign currency forward contracts, used to mitigate some of the risks related to forecasted revenues, based on changes in the spot rate of the affected currencies. Accordingly, changes in the fair value of our hedges due to changes in interest rate differential between the two currencies are excluded from the measure of effectiveness and recognized immediately.

We utilize regression and other statistical analyses in order to assess the effectiveness of our forward starting interest rate swaps that hedge interest rate risk based on anticipated debt issuance dates and the maturity date of the related interest rate swap arrangement by comparing spot and forward swap rates for all possible debt issuance dates within the expected issuance range. Any determined ineffectiveness prior to or at debt issuance is recognized through earnings immediately. The Company terminated all of its forward starting interest rate swaps in November 2006 upon the issuance of the 2011 Notes and the 2036 Notes described earlier, by paying cash of approximately $18.6 million to the counterparties. The difference in the actual issuance date and the probable issuance date, as stated in our hedge designation documentation resulted in ineffectiveness of $0.6 million, which was immediately recognized in derivative (losses)/gains, net in the consolidated statements of income. The remaining $18.0 million loss on the hedges is included in accumulated other comprehensive loss and will be reclassified to interest expense over the life of the related notes.

When the underlying transaction related to a hedge is no longer considered probable of occurring, the unrealized gain or loss associated with that hedge is reclassified from accumulated other comprehensive income or loss into income. We have not historically reclassified amounts of unrealized gains or losses on hedges from accumulated other comprehensive income or loss into income as a result of the underlying transaction no longer being considered probable of occurring within that specified time period.

Capitalized Costs

We capitalize initial payments for new contracts and contract renewals associated with agent contracts and software costs. Capitalization of these costs is subject to strict accounting policy criteria and requires management judgment as to the appropriate time to initiate capitalization.

Our accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees we would receive in the event of early termination of the contract.

We develop software used in providing services. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general use. Currently unforeseen circumstances in software development could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs.

New Accounting Pronouncements

Effective January 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

FIN 48 requires that the cumulative effect of adopting its provisions be reflected as an adjustment to opening retained earnings for the year of adoption. We are currently evaluating the impact of adopting FIN 48, however, we do not expect the effect of adoption to be significant.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS No. 157; however, we do not expect the impact to be significant to our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. SFAS No. 158 also requires a plan’s funded status to be measured at the employer’s fiscal year-end. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements of SFAS No. 158 are effective for us as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for us in 2008. The adoption of the requirements of SFAS No. 158 that became effective on December 31, 2006 did not have a material impact to the financial position, results of operations, and cash flows of our company due to the frozen status of our defined benefit pension plans; however, we will change our measurement date from September 30 to December 31 no later than 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS No. 159 on our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide money transfer services in more than 200 countries and territories. Foreign exchange risk is managed through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in the agents’ local currencies. We typically require the agent to obtain local currency to pay recipients. Thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency helping to further provide protection against currency fluctuations. Our policy is not to speculate in foreign currencies and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on transactions denominated primarily in the euro and British pound. We use longer-term foreign currency forward contracts, generally with maturities of one year or less, to mitigate some of the risk related to forecasted revenues, however, during February 2007, we revised certain guidelines, and are planning to extend the duration of our foreign currency forward contracts used to mitigate these risks. We had historically intended to apply hedge accounting to these derivatives which produced financial statement results that appeared to be consistent with the economics of these transactions. However, based upon an evaluation of our initial hedge documentation, we determined that our hedge documentation was not adequate at the inception of the derivative agreements to qualify for hedge accounting treatment, and accordingly, have previously restated our financial statements. As a result, changes in the fair market value of our outstanding derivative instruments, which are impacted primarily by fluctuations in the euro, have been recognized in “derivative (losses)/gains, net” for all derivatives entered into prior to September 29, 2006. Had these instruments qualified for hedge accounting treatment, the effective portion of the changes to the fair value of our derivative instruments would have been recognized on our consolidated balance sheets and would not have directly impacted our net income until such instruments matured. The failure of these instruments to qualify for hedge accounting treatment resulted in volatility in our net income for the periods presented prior to September 30, 2006. For example, during the years ended December 31, 2006, 2005 and 2004, we had pre-tax derivative (losses)/gains of $(21.2) million, $45.8 million and $(30.2) million, respectively. On September 29, 2006, we re-established our foreign currency forward positions to qualify for cash flow hedge accounting. As a result, on a go-forward basis, we anticipate significantly less volatility in our consolidated statements of income.

A hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are denominated would result in a decrease/increase to pretax income of approximately $27 million as of December 31, 2006. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

A portion of our investments are fixed rate interest-bearing securities, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption. We have classified these investments as available-for-sale within settlement assets in the consolidated balance sheets, and accordingly, record these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ deficiency on our consolidated balance sheets. As interest rates rise, the fair market value of these securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities.

Currently, the majority of our investments are floating interest rate investments. Interest income on these investments will increase and decrease with changes in the underlying short term interest rates.

As of December 31, 2006, $500 million of our total $3.3 billion in debt is based on floating interest rates. We revised certain guidelines in February 2007 and are planning, through the use of hedges, to increase the percent of floating rate debt in the future, subject to market conditions. The interest rate on our floating debt is based on LIBOR plus 15 basis points and is reset on a quarterly basis. Additionally, as of December 31, 2006, $324.6 million of our $3.3 billion in borrowings represented commercial paper with a weighted average interest rate of approximately 5.4% and a weighted-average initial term of 17 days. Considering the interest rates associated with our fixed and floating rate debt, as well as the interest rates on our commercial paper, our weighted average interest rate on our borrowings outstanding at December 31, 2006 was approximately 5.7%.

A hypothetical uniform 10% increase in interest rates would result in a decrease to pretax income of approximately $4 million annually based on floating rate borrowings that existed on December 31, 2006. The same 10% increase in interest rates, if applied to current yields on our cash and investment balances at December 31, 2006, would result in an offsetting benefit to pre-tax income of $6 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income. In addition the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE WESTERN UNION COMPANY

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	71

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	72

Consolidated Balance Sheets as of December 31, 2006 and 2005	73

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	74

Consolidated Statements of Stockholders’ (Deficiency)/Net Investment in The Western Union Company for each of the three years in the period ended December 31, 2006	75

Notes to Consolidated Financial Statements	76

Schedule I—Condensed Financial Information of the Registrant (Parent Company Only)	117

Schedule II—Valuation and Qualifying Accounts	121

All other financial statement schedules for The Western Union Company have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders’ (deficiency)/net investment in The Western Union Company for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2007

THE WESTERN UNION COMPANY

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Transaction fees	$3,696.6	$3,354.8	$3,006.1
Foreign exchange revenue	653.9	531.0	449.6
Commission and other revenues	119.7	102.1	91.9

Total revenues	4,470.2	3,987.9	3,547.6

Expenses:
Cost of services	2,430.5	2,118.9	1,859.4
Selling, general and administrative	728.3	599.8	576.1

Total expenses *	3,158.8	2,718.7	2,435.5

Operating income	1,311.4	1,269.2	1,112.1

Other income/(expense):
Interest income	40.1	7.6	1.8
Interest expense	(53.4)	(1.7)	(1.7)
Derivative (losses)/gains, net	(21.2)	45.8	(30.2)
Foreign exchange effect on notes receivable from First Data, net	10.1	(5.9)	7.5
Interest income from First Data, net	35.7	24.3	9.1
Other income, net	12.4	4.8	—

Total other income/(expense), net	23.7	74.9	(13.5)

Income before income taxes	1,335.1	1,344.1	1,098.6
Provision for income taxes	421.1	416.7	347.0

Net income	$914.0	$927.4	$751.6

Earnings per share:
Basic	$1.20	$1.21	$0.98
Diluted	$1.19	$1.21	$0.98

Weighted-average shares outstanding:
Basic	764.5	763.9	763.9
Diluted	768.6	763.9	763.9

*	As further described in Note 4, total expenses include amounts paid to related parties of $364.6 million, $344.0 million, and $263.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$1,421.7	$510.2
Settlement assets	1,284.2	914.4
Receivables from First Data, net	—	192.8
Notes receivable from First Data	—	751.5
Property and equipment, net of accumulated depreciation of $213.1 and $183.6, respectively	176.1	82.4
Goodwill	1,648.0	1,618.0
Other intangible assets, net of accumulated amortization of $211.4 and $155.6, respectively	287.7	180.4
Other assets	503.4	342.0

Total assets	$5,321.1	$4,591.7

Liabilities and Stockholders’ (Deficiency)/Net Investment in The Western Union Company

Liabilities:
Accounts payable and accrued liabilities	$554.8	$238.6
Settlement obligations	1,282.5	912.0
Pension obligations	52.9	69.8
Deferred tax liability, net	274.8	248.1
Notes payable to First Data	—	163.5
Borrowings	3,323.5	—
Other liabilities	147.4	147.9

Total liabilities	5,635.9	1,779.9

Commitments and contingencies (Note 5)

Stockholders’ (Deficiency)/Net Investment in The Western Union Company:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized and 772.0 shares issued at December 31, 2006; no shares authorized or issued at December 31, 2005	7.7	—
Capital deficiency	(437.1)	—
Net investment in The Western Union Company	—	2,873.9
Retained earnings	208.0	—
Accumulated other comprehensive loss	(73.5)	(62.1)
Less treasury stock at cost, 0.9 shares at December 31, 2006	(19.9)	—

Total Stockholders’ (Deficiency)/Net Investment in The Western Union Company	(314.8)	2,811.8

Total Liabilities and Stockholders’ (Deficiency)/ Net Investment in The Western Union Company	$5,321.1	$4,591.7

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$914.0	$927.4	$751.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.8	32.0	34.0
Amortization	68.7	47.5	45.2
Deferred income tax provision	12.9	24.9	47.6
Realized (gain)/loss on derivative instruments	(4.1)	0.5	23.2
Other non-cash items, net	47.6	25.8	13.9
Increase/(decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	(60.7)	(8.8)	(13.8)
Accounts payable and accrued liabilities	123.2	(17.9)	(6.3)
Other liabilities	(27.5)	(28.6)	34.8

Net cash provided by operating activities	1,108.9	1,002.8	930.2

Cash flows from investing activities
Capitalization of contract costs	(124.1)	(22.5)	(7.3)
Capitalization of software development costs	(14.4)	(7.7)	(15.7)
Purchases of property and equipment	(63.8)	(34.8)	(26.5)
Notes receivable issued to agents	(140.0)	(8.4)	—
Repayments of notes receivable issued to agents	20.0	—	—
Acquisition of businesses, net of cash acquired and contingent purchase consideration paid	(66.5)	(349.1)	(28.7)
Cash received/(paid) on maturity of foreign currency forwards	4.1	(0.5)	(23.2)
Purchase of equity method investments	—	(5.4)	(42.0)

Net cash used in investing activities	(384.7)	(428.4)	(143.4)

Cash flows from financing activities
Advances from/(to) affiliates of First Data	160.2	(153.2)	250.0
Capital contributed by First Data in connection with acquisitions	—	369.2	28.7
Notes payable issued to First Data	—	400.1	255.0
Repayments of notes payable to First Data	(154.5)	(246.5)	(255.0)
Additions to notes receivable from First Data	(7.5)	(504.7)	(270.7)
Proceeds from repayments of notes receivable from First Data	776.2	18.4	—
Dividends to First Data	(2,953.9)	(417.2)	(659.8)
Proceeds from issuance of borrowings, net of debt issue costs	4,386.0	—	—
Principal payments on borrowings	(2,400.0)	—	—
Net proceeds from issuance of commercial paper	324.6	—	—
Proceeds from net borrowings under credit facilities	3.0	—	—
Proceeds from exercise of options	80.8	—	—
Cash dividends to public stockholders	(7.7)	—	—
Purchase of treasury shares	(19.9)	—	—

Net cash provided by/(used in) financing activities	187.3	(533.9)	(651.8)

Net change in cash and cash equivalents	911.5	40.5	135.0
Cash and cash equivalents at beginning of period	510.2	469.7	334.7

Cash and cash equivalents at end of period	$1,421.7	$510.2	$469.7

Supplemental cash flow information

Notes issued in conjunction with dividend to First Data, net of debt issue costs and discount	$995.1	$—	$—

Net liabilities transferred from First Data in connection with the September 29, 2006 spin-off	148.2	—	—

Interest paid	26.4	3.5	5.5

Income taxes paid (primarily to First Data, prior to the September 29, 2006 spin-off)	271.6	391.8	299.4

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Stockholders’ (Deficiency) / Net Investment in The Western Union Company

(in millions)

	Common Stock		Treasury Stock		Net Investment in The Western Union Company	Capital Deficiency	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficiency)/Net Investment in The Western Union Company	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	—	—	—	—	$1,874.0	—	—	$(45.1)	$1,828.9
Net income	—	—	—	—	751.6	—	—	—	751.6	$751.6
Dividends to First Data	—	—	—	—	(659.8)	—	—	—	(659.8)
Capital contributed by First Data in connection with acquisitions	—	—	—	—	28.7	—	—	—	28.7
Unrealized losses on investment securities, net of tax	—	—	—	—	—	—	—	(3.0)	(3.0)	(3.0)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1.7	1.7	1.7
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(13.6)	(13.6)	(13.6)

Comprehensive income	—	—	—	—						$736.7

Balance, December 31, 2004	—	—	—	—	1,994.5	—	—	(60.0)	1,934.5
Net income	—	—	—	—	927.4	—	—	—	927.4	$927.4
Dividends to First Data	—	—	—	—	(417.2)	—	—	—	(417.2)
Capital contributed by First Data	—	—	—	—	369.2	—	—	—	369.2
Unrealized losses on investment securities, net of tax	—	—	—	—	—	—	—	(2.2)	(2.2)	(2.2)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(4.8)	(4.8)	(4.8)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	4.9	4.9	4.9

Comprehensive income	—	—	—	—						$925.3

Balance, December 31, 2005	—	—	—	—	2,873.9	—	—	(62.1)	2,811.8
Net income	—	—	—	—	698.3	—	215.7	—	914.0	$914.0
Dividends to First Data	—	—	—	—	(4,097.2)	—	—	—	(4,097.2)
Conversion of net investment in The Western Union Company into capital	765.3	7.7	—	—	525.0	(532.7)	—	—	—
Stock-based compensation	1.3	—	—	—	—	14.2	—	—	14.2
Common Stock Dividends	—	—	—	—	—	—	(7.7)	—	(7.7)
Purchase of treasury shares	—	—	(0.9)	(19.9)	—	—	—	—	(19.9)
Options exercised	5.4	—	—	—	—	80.8	—	—	80.8
Tax benefits from employee stock option plans	—	—	—	—	—	0.6	—	—	0.6
Unrealized losses on investment securities, net of tax	—	—	—	—	—	—	—	(0.4)	(0.4)	(0.4)
Unrealized losses on hedging activities, net of tax	—	—	—	—	—	—	—	(29.3)	(29.3)	(29.3)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	7.5	7.5	7.5
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	10.8	10.8	10.8

Comprehensive income	—	—	—	—						$902.6

Balance, December 31, 2006	772.0	$7.7	(0.9)	$(19.9)	$—	$(437.1)	$208.0	$(73.5)	$(314.8)

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

Consumer-to-business—focuses on payments from consumers to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies, through Western Union’s network of third-party agents and various electronic channels. While the Company continues to pursue international expansion of its offerings in select markets, as demonstrated by the December 2006 acquisition of Servicio Electrónico de Pago S.A. and related entities (“SEPSA”, see Note 3), substantially all of the segment’s 2006 revenue was generated in the United States.

All businesses that have not been classified into the consumer-to-consumer or consumer-to-business segments are reported as “Other” and include the Company’s money order and prepaid services businesses. The Company’s money order business sells Western Union branded money orders issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, to consumers at non-bank retail locations primarily in the United States and Canada. Western Union’s prepaid service business markets a Western Union branded prepaid card sold through its agent network primarily in the United States and the Internet, and provides top-up services for third parties that allow consumers to pay in advance for mobile phone and other services. Also included in “Other” are certain expenses incurred by Western Union to effect the spin-off.

The primary entities providing the services described above are Western Union Financial Services, Inc. and its subsidiaries (“WUFSI”), Vigo Remittance Corp. (“Vigo”), Orlandi Valuta, E Commerce Group, Paymap, Inc and SEPSA. There are additional legal entities included in the Consolidated Financial Statements of The Western Union Company, including First Financial Management Corporation (“FFMC”), WUFSI’s immediate parent company.

Various aspects of the Company’s services and businesses are subject to U.S. federal, state and local regulation, as well as regulation by foreign jurisdictions, including banking regulations in certain foreign countries. In addition, there are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where the respective assets are located, or because they constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are no limitations on the use of these assets within those countries. As of December 31, 2006, the amount of assets subject to these limitations totaled approximately $75 million.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, Western Union has two four-year labor contracts (both expiring August 6, 2008) with the Communications Workers of America, AFL-CIO representing approximately 960 employees.

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

On September 27, 2006, the Company entered into an unsecured, revolving credit facility with a syndicate of lenders. On September 29, 2006, the Company borrowed $100 million on such revolving credit facility and transferred the proceeds to First Data, issued notes to First Data of $1.0 billion and issued 765.3 million shares of its common stock to First Data, all in consideration for the contribution of First Data’s money transfer and consumer payments businesses and related subsidiaries, including FFMC. Immediately following completion of the spin-off, First Data exchanged the $1.0 billion in notes with two financial institutions for indebtedness of First Data that these two financial institutions held at that time. The financial institutions then received the proceeds from the subsequent sale of the notes in a private offering. Refer to Note 15 for more information on the borrowings of the Company.

As the money transfer and consumer payments businesses, which were contributed by First Data to the Company, have already been reflected in the Company’s historical financial statements as if such businesses had always been a part of the Company, the total amount of the cash and debt securities transferred to First Data of $3.5 billion, including the $2.4 billion dividend declared by FFMC, has been reflected as a dividend to First Data in the consolidated financial statements.

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

The Company also settled certain intercompany notes receivable and payable with First Data along with related interest and currency swap agreements associated with such notes as part of the spin-off. The net settlement of the principal and related swaps resulted in a net cash inflow of $724.0 million to the Company’s cash flows from financing activities. The net settlement of interest on such notes receivable and payable of $40.7 million was reflected in cash flows from operating activities in the Company’s Consolidated Statement of Cash Flows.

Amounts included in “Retained earnings” reflect the Company’s earnings subsequent to the spin-off date of September 29, 2006.

Significant Non-Cash Financing and Investing Activities Related to Spin-off

In connection with the spin-off, the Company executed the following transactions which involved no cash:

•

The Company issued $1.0 billion in notes to First Data in partial consideration for the contribution by First Data to the Company of its money transfer and consumer payments businesses (Note 15). The Company did not receive any proceeds from the subsequent private offering of the notes.

•	First Data transferred to the Company its headquarters in Englewood, Colorado and certain other fixed assets with a net book value of $66.5 million.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company transferred to First Data certain investments with a net book value of $20.9 million.

•	The Company reclassified certain tax and employee-related obligations from intercompany liabilities totaling $193.8 million.

•	First Data distributed 765.3 million shares of Western Union’s common stock to holders of First Data common stock.

Basis of Presentation

The financial statements in this Annual Report on Form 10-K for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to the Company as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. However, the financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented.

All significant intercompany transactions and accounts have been eliminated.

The accompanying Consolidated Balance Sheets are unclassified consistent with industry practice and due to the short-term nature of Western Union’s settlement obligations, contrasted with its ability to invest cash awaiting settlement in long-term investment securities.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation

Western Union consolidates financial results when it will absorb a majority of an entity’s expected losses or residual returns or when it has the ability to exert control over the entity. Control is normally established when ownership interests exceed 50% in an entity. However, when Western Union does not have the ability to exercise control over a majority-owned entity as a result of other investors having contractual rights over the management and operations of the entity, it accounts for the entity under the equity method. As of December 31, 2006 and 2005, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated. Western Union utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, provided it is able to exercise significant influence over the entity’s operations.

Earnings Per Share

The calculation of basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period. Prior to September 29, 2006, all outstanding shares of Western Union were owned by First Data. Accordingly, for all periods prior to the completion of the Distribution on September 29, 2006, basic and diluted earnings per share are computed using Western Union’s shares outstanding as of that date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock have vested and shares have been transferred in settlement of stock unit awards.

Prior to completion of the Distribution, First Data converted options, restricted stock awards, and restricted stock units held by First Data and Western Union employees. For First Data employees, one replacement First Data option and one Western Union option was distributed for every First Data option held prior to the spin-off. For Western Union employees, outstanding First Data options were converted to substitute options to purchase Western Union common stock at a conversion ratio of 2.1955 options to purchase Western Union common stock for every option to purchase First Data common stock prior to the spin-off. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the fair market value per share as of the spin-off date. Refer to Note 16, “Stock Compensation Plans,” for a more detailed discussion of our stock-based compensation plans.

As of December 31, 2006, there were 4.9 million outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as the exercise price of the options exceeded or was equal to the Company’s stock price.

The following table provides the calculation of diluted weighted average shares outstanding, and only considers the potential dilution for stock options, restricted stock awards and restricted stock units for the period subsequent to the spin-off date of September 29, 2006 (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Basic weighted-average shares	764.5	763.9	763.9
Common stock equivalents existing after the spin-off	4.1	—	—

Diluted weighted-average shares outstanding	768.6	763.9	763.9

Fair Value of Financial Instruments

Carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement assets (other than investment securities), settlement obligations, borrowings under the commercial paper program, and revolving and other short-term notes payable, approximate fair value due to their short maturities. Investment securities, included in settlement assets, are carried at fair market value and are considered available for sale (Note 7). Fixed and floating rate notes are carried at their discounted notional amounts. The fair market values of fixed and floating rate notes disclosed in Note 15 are based on market quotations.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with maturities of three months or less at the date of purchase (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Western Union maintains cash and cash equivalent balances with various financial institutions. Western Union limits the concentration of its cash and cash equivalents with any one institution; however, such balances often exceed United States federal insurance limits. Western Union periodically evaluates the credit worthiness of these institutions to minimize risk.

Allowance for Doubtful Accounts

Western Union records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $7.3 million and $8.4 million at December 31, 2006 and 2005, respectively.

Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements.

Settlement assets are comprised of cash and cash equivalents, receivables from selling agents and investment securities. Cash received by Western Union agents generally becomes available to Western Union within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. Receivables from selling agents represent funds collected by such agents, but in transit to Western Union. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. In addition, Western Union performs ongoing credit evaluations of its agents’ financial condition and credit worthiness. See Note 7 for information concerning the Company’s investment securities.

Settlement obligations consist of money transfer and payment service payables and payables to agents. Money transfer payables represent amounts to be paid to transferees when they request their funds. Most agents typically settle with transferees first and then obtain reimbursement from Western Union. Due to the agent funding and settlement process, payables to agents represent amounts due to agents for money transfers that have been settled with transferees. Payment service payables represent amounts to be paid to utility companies, collection agencies, finance companies, mortgage servicers, government entities and others.

Property and Equipment

Property and equipment are stated at cost, except for acquired assets which are recorded at fair market value under purchase accounting rules. Depreciation is computed using the straight-line method over the lesser of the estimated life of the related assets (generally three to 10 years, for equipment, furniture and fixtures, and 30 years for buildings) or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred.

Deferred Customer Set Up Costs

The Company capitalizes direct incremental costs not to exceed related deferred revenues associated with the enrollment of customers in the Equity Accelerator program, a service that allows consumers to complete automated clearing house (“ACH”) transactions to make recurring mortgage payments. Deferred customer set up costs, included in “Other assets” in the Consolidated Balance Sheets, are amortized to “Cost of services” in the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Income over the length of the customer’s expected participation in the program, generally five to seven years. Actual customer attrition data is assessed at least annually and the amortization period is adjusted prospectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company’s annual goodwill impairment test did not identify any goodwill impairment in 2006 or 2004; however, Western Union recorded a goodwill impairment charge of $8.7 million in 2005 due to a change in strategic direction relating to one of its majority owned prepaid businesses (Note 3). The majority of goodwill on Western Union’s Consolidated Balance Sheets arose in connection with FFMC’s acquisition of WUFSI in November 1994. FFMC was acquired by First Data in October 1995.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts) and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in “Cost of services” in the Consolidated Statements of Income is amortization expense of approximately $68.7 million, $47.5 million and $45.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company capitalizes initial payments for new and renewed agent contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract.

The Company develops software that is used in providing services. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general use. Software development costs and purchased software are amortized over a term of three to five years.

The following table provides the components of other intangible assets (in millions):

	December 31, 2006			December 31, 2005
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization
Capitalized contract costs	6.0	$242.3	$155.6	$118.2	$56.7
Acquired contracts	9.2	74.1	49.7	58.2	30.0
Acquired trademarks	24.6	40.7	38.8	29.9	29.2
Developed software	3.1	66.0	12.6	57.2	16.0
Purchased or acquired software	3.2	50.4	18.8	38.4	15.8
Other intangibles	7.0	25.6	12.2	33.8	32.7

Total other intangibles	7.4	$499.1	$287.7	$335.7	$180.4

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2006 is expected to be $75.0 million in 2007, $45.7 million in 2008, $40.7 million in 2009, $32.4 million in 2010, $26.6 million in 2011 and $67.3 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. Western Union did not record any impairment related to other intangible assets during the years ended December 31, 2006, 2005 and 2004.

Revenue Recognition

The majority of the Company’s revenues are comprised of consumer money transfer transaction fees that are based on the principal amount of the money transfer and the locations from and to which funds are transferred. Consumer money transfer transaction fees are set by the Company and recorded as revenue at the time of sale. In certain consumer money transfer transactions involving different send and receive currencies, the Company generates revenue based on the difference between the exchange rate set by Western Union to the consumer and the rate at which Western Union or its agents are able to acquire currency. This foreign exchange revenue is recorded at the time the related transaction fee revenue is recognized.

The Company also offers several consumer-to-business payment services, including payments from consumers to utility companies, auto finance companies, mortgage servicers, financial service providers and government agencies (“billers”). Revenues for these services are primarily derived from transaction fees, which are recorded as revenue when payments are sent to the intended recipients.

The Company’s Equity Accelerator service requires a consumer to pay an upfront enrollment fee to participate in this mortgage payment service. These enrollment fees are deferred and recognized into income over the length of the customer’s expected participation in the program, generally five to seven years. Actual customer attrition data is assessed at least annually and the period over which revenue is recognized is adjusted prospectively. Many factors impact the duration of the expected customer relationship, including interest rates, refinance activity and trends in consumer behavior.

The Company sells money orders issued by IPS under the Western Union brand and manages the agent network through which such money orders are sold. Western Union recognizes monthly commissions from IPS based on an investment yield on the average investable balance resulting from the sale of money orders. Western Union also recognizes transaction fees collected from the Company’s agents at the time a money order is issued to the consumer.

Loyalty Program

Western Union operates a loyalty program which consists of points that are awarded to program participants. Such points may be redeemed for either a discount on future money transfers or merchandise. The Company estimates the distribution between awards of merchandise and discounts based on recent redemption history and trends, measured on a quarterly basis. Revenue is deferred for the portion of points expected to be ultimately redeemed for discounts in a manner that reflects the consumer’s progress toward earning such discounts. Costs associated with the redemption of merchandise are reflected in operating expenses in the Consolidated Statements of Income.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Services

Cost of services consists of costs directly associated with providing services to consumers, including commissions paid to agents, which are recognized at the time of sale. Some agents outside the U.S. also receive additional commissions based on a portion of the foreign exchange revenue associated with money transfer transactions. Other costs included in costs of services include personnel, software, equipment, telecommunications, bank fees, depreciation and amortization, and other operating expenses incurred in connection with providing money transfers and other payment services.

Advertising Costs

Advertising costs are charged to operating expenses as incurred or at the time the advertising first takes place. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $261.4 million, $243.3 million and $227.9 million, respectively.

Income Taxes

Prior to September 29, 2006, Western Union’s taxable income was included in the consolidated U.S. federal income tax return of First Data and also in a number of state income tax returns, which are or will be filed as consolidated returns. Western Union files its own separate tax returns in foreign jurisdictions, and for periods subsequent to September 29, 2006, files its own U.S. federal and state income tax returns. Western Union’s provision for income taxes has been computed as if it were a separate tax-paying entity for periods prior to the spin-off from First Data, and federal and state income taxes payable were remitted to First Data prior to the spin-off. The state and other income tax provisions represent applicable taxes payable to the various jurisdictions in which Western Union operates. Foreign taxes are paid in each respective jurisdiction locally.

Western Union accounts for income taxes under the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements.

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of Western Union’s businesses except certain investments located primarily in the United Kingdom, Ireland and Argentina. Foreign currency denominated assets and liabilities for those entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of “Accumulated other comprehensive loss”. Foreign currency translation gains and losses on assets and liabilities of foreign operations in which the U.S. dollar is the functional currency are recognized in operations.

Derivative Financial Instruments

Western Union utilizes derivative instruments to mitigate foreign currency and interest rate risk. The Company recognizes all derivative instruments in the “Other assets” and “Other liabilities” captions in the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accompanying Consolidated Balance Sheets at their fair value. Changes in the fair value of derivatives, which are designated and qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), are recorded in “Accumulated other comprehensive loss” and reclassified into revenue or interest expense, for foreign currency and debt related hedges, respectively, in the same period or periods the hedged item affects earnings, to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portion of the change in fair value that is either considered ineffective or is excluded from the measure of effectiveness is recognized immediately in “Derivative (losses)/gains, net.” Derivative contracts entered into to reduce the variability related to settlement assets and obligations, generally with a term of one to three weeks, are not designated as hedges for accounting purposes and, as such, changes in their fair value are included in operating expenses consistent with foreign exchange rate fluctuations on the related settlement assets and obligations. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows other than those previously designated as cash flow hedges that were determined to not qualify for hedge accounting as described in Note 14.

The Company also had certain other foreign currency swap arrangements with First Data, prior to September 29, 2006, to mitigate the foreign exchange impact on certain euro denominated notes receivable with First Data. These foreign currency swaps did not qualify for hedge accounting and, accordingly, the fair value changes of these agreements were reported in the accompanying Consolidated Statements of Income as “Foreign exchange effect on notes receivable from First Data, net.” The fair value of these swaps were recorded in “Receivables from First Data, net” in the accompanying Consolidated Balance Sheets and were settled in cash along with the related notes receivable in connection with the spin-off.

The estimated fair value of the Company’s derivative financial instruments is based on market and dealer quotations. Accordingly, these estimated values may not be representative of actual values that could have been realized as of December 31, 2006 or 2005 or that will be realized in the future.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method. SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been adjusted. Prior to the adoption of SFAS No. 123R, the Company followed Accounting Principles Board (“APB”) Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. Refer to Note 16 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS No. 123R.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior years amounts have been reclassified to conform to the current year presentation. The Company made certain reclassifications between settlement assets and settlement obligations, which have no impact on the Company’s consolidated financial position, results of operations or cash provided from operations as previously reported. In addition, the Company reclassified interest income and interest expense related to third parties from “Other income, net” to “Interest income” and “Interest expense” to disclose them separately on the face of the Consolidated Statements of Income. This reclassification also had no impact on the consolidated financial position, results of operations or cash provided from operations as previously reported.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain income tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 requires that the cumulative effect of adopting its provisions be reflected as an adjustment to opening retained earnings for the year of adoption. We are currently evaluating the impact of adopting FIN 48, however, we do not expect the effect of adoption to be significant.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. SFAS No. 158 also requires a plan’s funded status to be measured at the employer’s fiscal year-end. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements of SFAS No. 158 are effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for the Company in 2008. The adoption of the requirements of SFAS No. 158 that became effective on December 31, 2006 did not have a material impact to the financial position, results of operations or cash flows of the Company due to the frozen status of the Company’s defined benefit pension plans. However, the Company will need to change its measurement date from September 30 to December 31 no later than 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

3. Acquisitions and Disposals

In December 2006, the Company acquired SEPSA, which operates under the brand name Pago FácilSM , for a total purchase price of $69.5 million, less cash acquired of $3.0 million. SEPSA provides consumer-to-business payments to a variety of billers based in Argentina. Previously, the Company held a 25% interest in SEPSA which was treated as an equity method investment. As a result of acquiring the additional 75% ownership, the Company’s entire investment in and results of operations of SEPSA have been included in the consolidated financial statements since the acquisition date. The preliminary purchase price allocation resulted in $22.4 million of identifiable intangible assets, a significant portion of which was attributable to the Pago Fácil service mark. The identifiable intangible assets were calculated based on the additional 75% ownership interest acquired, and are being amortized over two to 25 years. After adjusting the additional acquired net assets to fair value, goodwill of $48.0 million was recorded, which is not expected to be deductible for income tax purposes. The purchase price allocation is preliminary and subject to change after the valuation of identifiable assets and certain other assets and liabilities is finalized.

In October 2005, First Data acquired 100% of GMT Group, Inc. (“GMT”), the owner of Vigo, a provider of consumer-to-consumer money transfer services to various countries, for approximately $369.2 million, including cash acquired of $20.1 million. GMT was contributed to Western Union in connection with the spin-off. The results of Vigo’s operations have been included in the consolidated financial statements since the acquisition date. The purchase price allocation resulted in $83.6 million of identifiable intangible assets, which are being amortized over 3.5 to 11 years, except for acquired trademarks aggregating $28.6 million, which are being amortized over 25 years. Goodwill of $284.4 million was recorded in connection with the acquisition of GMT, none of which is expected to be deductible for tax purposes.

In 2004, the Company purchased 30% equity interests in two of its international money transfer agents. The aggregate consideration paid during 2004 for these agents was $42.0 million, net of $5.4 million of holdback reserves to cover claims arising from the acquisitions, which was paid in 2005 upon successful resolution of the related claims. The aggregate purchase price allocation for these acquisitions resulted in $12.9 million of identifiable intangible assets, which are being amortized over three to seven years. Western Union’s investments in these agents are accounted for under the equity method of accounting.

In August 2003, the Company acquired a 51% ownership interest in EPOSS Limited (“EPOSS”), a United Kingdom based seller of prepaid products in Europe, for $12.2 million, including cash acquired of $9.2 million. In the fourth quarter of 2005, Western Union recorded a goodwill impairment charge of $8.7 million due to a change in strategic direction related to EPOSS. In the second quarter 2006, the Company sold its majority interest in EPOSS. The fair value of net assets on disposition approximated the net book value subsequent to the recognition of the goodwill impairment charge noted above.

The pro forma impact of all acquisitions on net income in 2006, 2005 and 2004 was immaterial.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents changes to goodwill for the years ended December 31, 2006 and 2005 (in millions):

	Consumer-to- Consumer	Consumer-to- Business	Other	Total
January 1, 2005 balance	$1,107.6	$195.1	$40.9	$1,343.6
Acquisitions	283.1	—	—	283.1
Impairments	—	—	(8.7)	(8.7)

December 31, 2005 balance	$1,390.7	$195.1	$32.2	$1,618.0
Acquisitions	—	48.0	—	48.0
Purchase price adjustments	1.3	—	—	1.3
Disposals	—	—	(19.3)	(19.3)

December 31, 2006 balance	$1,392.0	$243.1	$12.9	$1,648.0

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels. Such additional consideration is paid in cash and is recorded as additional purchase price when targeted levels are achieved. There was no additional consideration paid in 2005 and 2006. Additional consideration paid in 2004 totaled $28.7 million. There are no potential additional consideration payments remaining as of December 31, 2006.

4. Related Party Transactions

Related Party Transactions with First Data

The Consolidated Statements of Income prior to the spin-off include expense allocations for certain corporate functions historically provided to Western Union by First Data. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item or cost to be allocated.

Charges for functions historically provided to Western Union by First Data are primarily attributable to First Data’s performance of many shared services that the Company benefited from prior to the spin-off, of which certain of these services continue to be provided through a transition services agreement as described below. In addition, prior to the spin-off, the Company also participated in certain First Data insurance, benefit and incentive plans, and it received services directly related to the operations of its businesses such as call center services, credit card processing, printing and mailing. Services received after September 29, 2006 are discussed in the following paragraphs addressing the transition services and the commercial services agreements. Prior to September 29, 2006, the Consolidated Statements of Income reflect charges from First Data and its affiliates for these services of $152.4 million, $166.3 million and $158.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. Included in the charges above are amounts recognized for stock-based compensation expense, as well as net periodic benefit income associated with the Company’s pension plans.

The Company has entered into a transition services agreement with First Data pursuant to which First Data and Western Union are providing each other with a variety of administrative services for a period of time following the spin-off. Services provided by First Data to Western Union include data center hosting, disaster recovery and monitoring services, call center support, network connectivity, system support, information security system support, payroll, benefits and human resources. Services provided by Western Union to First Data include

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

call center support, benefits resource support, software development and support, and network connectivity and fees for such services are reflected as contra expenses within the Company’s Consolidated Statements of Income. Western Union and First Data have agreed to make each service available to the other on an as-needed basis for a period of time not to exceed one year following September 29, 2006, the date of the spin-off. As of December 31, 2006, Western Union has been charged $6.9 million and has charged First Data $0.6 million under this agreement.

Western Union and First Data entered into a number of commercial services agreements in connection with the spin-off pursuant to which First Data or its subsidiaries and Western Union are providing services to each other. Services provided by First Data to Western Union include producing and mailing cards and other material on behalf of Western Union, check printing services, check clearing and remittance processing services, lockbox and escheatment services, interactive voice response and maintenance support, transaction validation services, hosting and operating banking software in its data center, access to a risk management application, software development services and payroll card services. Services provided by Western Union to First Data include providing bill payment processing services and payment services and fees for such services are reflected as contra expenses within the Company’s Consolidated Statements of Income. These agreements have terms ranging from one to six years. Since the date of the spin-off from First Data on September 29, 2006, Western Union has been charged $16.8 million relating to these agreements, including $12.3 million in connection with commercial arrangements that were in existence prior to the spin-off.

During the years ended December 31, 2006, 2005 and 2004, the Company recognized commission revenues from IPS in connection with its money order business of $31.6 million, $29.6 million and $26.3 million, respectively.

First Data and Western Union entered into agreements beginning on September 29, 2006, the date of the spin-off, with respect to subleasing certain properties to each other. All subleases, the majority of which are subject to renewal within the next two years, are priced at levels reflecting either market rates or the pro-rata share of square footage utilized. First Data has subleased property to Western Union in various states and countries including Georgia, Japan, New Zealand and Ireland. Western Union has subleased property to First Data in California, Colorado, Florida, Georgia, Texas, India, South Africa and United Arab Emirates. As of December 31, 2006, Western Union incurred rent expense of $0.2 million and has recognized sublease income from First Data of $0.5 million in connection with subleases entered into with First Data.

Other Related Party Transactions

The Company has ownership interests in certain of its agents, all of which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the years ended December 31, 2006, 2005, and 2004 totaled $212.2 million, $177.7 million and $105.1 million, respectively.

5. Commitments and Contingencies

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

On August 21, 2006, the Interregional Inspectorate No. 50 of the Federal Tax Service of the Russian Federation for the City of Moscow (“Tax Inspectorate”) issued a tax audit report to OOO Western Union MT

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

East (“MT East”), an indirect wholly owned subsidiary of the Company, asserting claims for the underpayment of Russian Value Added Taxes (“VAT”) related to the money transfer activities of MT East in Russia during 2003 and 2004. On October 24, 2006, the Tax Inspectorate issued its final decision for tax assessment and tax demand notices to MT East for approximately $20 million, including a 20% penalty and applicable interest to date, which assessment MT East challenged in the applicable Russian court. The court has issued its ruling in favor of MT East holding that the services provided in Russia by MT East qualify as banking services which are not subject to VAT. The Tax Inspectorate may appeal this ruling. As of December 31, 2006, the Company has not accrued any potential loss or associated penalties and interest based on the ruling issued by the court and the Company’s belief that such services qualify as banking services and are not subject to tax.

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

In 2002, Affiliated Computer Services (“ACS”) notified First Data of its intent to audit First Data’s escheatment practices (and those of all its subsidiaries) on behalf of 19 states (the “ACS States”). The ACS States have subsequently increased to 43 states. However, the ACS States have agreed to allow First Data and its subsidiaries to conduct an internal examination of their escheatment practices utilizing third-party experts. First Data has independently entered into Voluntary Disclosure Agreements with four other states (the “VDA States”). Like the ACS States, the VDA States agreed to allow First Data and its subsidiaries to conduct their own internal review in place of an audit by the states.

First Data completed the majority of its internal review in December 2005. As a result of that review, and in addition to amounts already recorded, the Company recognized an $8.2 million pretax charge, reflected in “Cost of Services” in the Consolidated Statements of Income, in the fourth quarter of 2005 for domestic and international escheatment liabilities (portions of this charge are not scheduled to be remitted until periods beyond 2006). Western Union and First Data have agreed that First Data will continue discussions with the ACS States and VDA States on behalf of Western Union and is authorized to settle the escheat liabilities within specified parameters.

Western Union has completed its internal review and is in the final discussions of the results thereof with the ACS States and the VDA States. Any difference between the amounts accrued by the Company and those claimed by a state or foreign jurisdiction will be reflected in the periods in which any resolutions occur.

The Company has $55.9 million in outstanding letters of credit and bank guarantees at December 31, 2006 with expiration dates through 2011, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration in most circumstances.

Pursuant to the Separation and Distribution Agreement with First Data in connection with the spin-off (see Note 1), First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company’s business with the Company and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to and after the spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the spin-off (see Note 10).

6. Settlement Assets and Settlement Obligations

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

Settlement assets and obligations are comprised of the following (in millions):

	December 31,
	2006	2005
Settlement assets:
Cash and cash equivalents	$348.8	$183.9
Receivables from selling agents, net	781.2	578.7
Investment securities	154.2	151.8

	$1,284.2	$914.4

Settlement obligations:
Money transfer and payment services payables	$714.5	$521.2
Payables to agents	568.0	390.8

	$1,282.5	$912.0

7. Investment Securities

Investment securities consist primarily of high-quality state and municipal debt instruments. All of the Company’s investment securities were marketable securities during all periods presented. The Company is required to maintain specific grades of investments and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state regulations. Western Union does not hold financial instruments for trading purposes, and all investment securities are classified as available-for-sale and recorded at fair value, which is based primarily on market quotations. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high quality investments. At December 31, 2006, all investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred income taxes. There were no significant realized gains transferred out of “Accumulated other comprehensive loss” during the periods presented. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2006, 2005 and 2004 were $62.6 million, $49.0 million and $25.3 million, respectively.

Realized gains and losses on investments are calculated using the specific-identification method and are recognized during the period the investment is sold or when an investment experiences an other than temporary decline in value below cost or amortized cost. When an investment is deemed to have an other than temporary decline in value it is reduced to its fair value, which becomes the new cost basis of the investment. Western Union considers both qualitative and quantitative indicators, including, but not limited to, the length of time the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment has been in an unrealized loss position, when judging whether a decline in value is other-than-temporary in nature.

The components of investment securities, all of which are classified as available-for-sale, are as follows (in millions):

December 31, 2006	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
State and municipal obligations	$145.5	$146.4	$1.0	$(0.1)	$0.9
Preferred stock	6.9	7.8	0.9	—	0.9

	$152.4	$154.2	$1.9	$(0.1)	$1.8

December 31, 2005	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
State and municipal obligations	$142.4	$144.9	$2.6	$(0.1)	$2.5
Preferred stock	6.9	6.9	—	—	—

	$149.3	$151.8	$2.6	$(0.1)	$2.5

No individual investment balance included within investment securities represents greater than 10% of total investment securities as of December 31, 2006 and 2005.

The following summarizes contractual maturities of state and municipal obligations as of December 31, 2006 (in millions):

	Amortized Cost	Fair Value
Due within 1 year	$33.5	$33.6
Due after 1 year through 5 years	70.3	71.0
Due after 5 years through 10 years	8.8	8.8
Due after 10 years	32.9	33.0

	$145.5	$146.4

Preferred stock is not included above because the securities do not have fixed maturities. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations.

The following tables present the gross unrealized losses and fair value of Western Union’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005 (in millions):

	Less than 12 months		Greater than 12 months		Total Fair Value	Total Unrealized Losses
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal obligations	$7.7	$(0.1)	$9.7	$—	$17.4	$(0.1)

	$7.7	$(0.1)	$9.7	$—	$17.4	$(0.1)

	Less than 12 months		Greater than 12 months		Total Fair Value	Total Unrealized Losses
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal obligations	$18.5	$(0.1)	$—	$—	$18.5	$(0.1)

	$18.5	$(0.1)	$—	$—	$18.5	$(0.1)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrealized losses as of December 31, 2006 and 2005 on the Company’s investments in state and municipal obligations were the result of increases in interest rates and were not related to credit quality. These unrealized losses were deemed to be not other-than-temporary because the Company has the ability and intent to hold these investments until a recovery of fair value occurs, which may be upon maturity.

All of the Company’s investments in preferred stock are in government sponsored mortgage entities. Analyses of the unrealized losses on preferred stock performed during 2005 and 2004 indicated other-than-temporary impairments on a portion of the Company’s investments, resulting in impairment charges of $1.1 million and $1.0 million for 2005 and 2004, respectively. There were no charges recorded for other-than-temporary declines in investment values in 2006.

8. Property and Equipment

Property and equipment consists of the following (in millions):

	December 31,
	2006	2005
Equipment	$245.8	$222.0
Leasehold improvements	32.4	27.1
Furniture and fixtures	23.9	16.6
Land and improvements	12.9	—
Buildings	71.5	—
Projects in process	2.7	0.3

	389.2	266.0
Less accumulated depreciation	(213.1)	(183.6)

Property and equipment, net	$176.1	$82.4

Amounts charged to expense for depreciation of property and equipment were $34.8 million, $32.0 million, and $34.0 million during the years ended December 31, 2006, 2005 and 2004, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2006	2005
Other assets:
Equity method investments	$165.1	$150.2
Amounts advanced to agents, net of discounts	112.4	46.0
Deferred customer set up costs	45.5	46.2
Prepaid commissions	37.8	—
Accounts receivable, net	24.3	24.8
Receivable from First Data for stock option proceeds	17.8	—
Prepaid expenses	16.6	9.0
Debt issue costs	14.6	—
Derivative financial instruments	0.6	19.4
Other	68.7	46.4

Total other assets	$503.4	$342.0

Other liabilities:
Deferred revenue	$83.3	$87.1
Derivative financial instruments	12.8	1.1
Due to minority interest holder	—	23.8
Other	51.3	35.9

Total other liabilities	$147.4	$147.9

Amounts advanced to agents

From time to time, we make advances and loans to agents. In 2006, we signed a six year agreement with one of our existing agents which included a four year loan of $140.0 million to the agent, of which $20.0 million was repaid by the agent during 2006. The terms of the loan agreement require that a percentage of commissions earned by the agent (52% in 2007, 61% in 2008 and 64% in 2009) be withheld by us as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. We impute interest on this below-market rate note receivable and recorded it net of an original discount of $52.7 million. Such discount was $37.8 million as of December 31, 2006.

10. Income Taxes

The components of pretax income are as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Components of pretax income:
Domestic	$707.1	$801.9	$689.7
Foreign	628.0	542.2	408.9

	$1,335.1	$1,344.1	$1,098.6

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Federal	$331.1	$338.0	$276.1
State and local	34.5	29.1	35.7
Foreign	55.5	49.6	35.2

	$421.1	$416.7	$347.0

The Company’s effective tax rates differ from statutory rates as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	2.0%	2.0%	2.0%
Foreign rate differential	(6.3)%	(5.8)%	(4.7)%
Federal tax credits	(0.3)%	(0.4)%	(0.5)%
Other	1.1%	0.2%	(0.2)%

Effective tax rate	31.5%	31.0%	31.6%

Western Union’s income tax provision consists of the following components (in millions):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$314.0	$326.4	$228.9
State and local	33.1	26.0	30.7
Foreign	61.1	39.4	39.8

Total current taxes	408.2	391.8	299.4

Deferred:
Federal	17.1	11.6	47.2
State and local	1.4	3.1	5.0
Foreign	(5.6)	10.2	(4.6)

Total deferred taxes	12.9	24.9	47.6

	$421.1	$416.7	$347.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of Western Union’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2006	2005
Deferred tax assets related to:
Reserves and accrued expenses	$24.0	$15.6
Pension obligations	21.6	25.6
Deferred revenue	6.2	6.2
Other	8.3	8.4

Total deferred tax assets	60.1	55.8

Deferred tax liabilities related to:
Property, equipment and intangibles	325.2	292.8
Other	9.7	11.1

Total deferred tax liabilities	334.9	303.9

Net deferred tax liability	$274.8	$248.1

The Company’s effective tax rates on pretax income were 32%, 31%, and 32% for the years ended December 31, 2006, 2005, and 2004, respectively. The effective tax rate over the three periods remained relatively constant, with 2005 benefiting slightly from certain state tax adjustments.

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations, which were restructured in 2003. The Company’s tax reserves reflect what it believes to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. Any difference from the Company’s position as recorded in its financial statements and the final resolution of a tax issue will be reflected in the Company’s income tax expense in the period during which the issue is resolved. Such resolution could also affect the Company’s effective tax rate in future periods.

To address certain tax aspects of the 2003 restructuring of the Company’s international operations, discussions were initiated with the Internal Revenue Service (“IRS”) pursuant to its Advance Pricing Agreement, or “APA,” Program. The Company, however, was notified by the IRS in October 2006 that it will not be able to conclude an arrangement acceptable to the Company through the APA Program. Thus, the tax aspects of the 2003 restructuring will be addressed as part of ongoing federal income tax audits.

The Company has benefited from the 2003 restructuring by having its income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates rather than the U.S. and state combined statutory tax rate. The amount of taxes attributable to such rate differential cumulatively totaled approximately $210.8 million through December 31, 2006.

At December 31, 2006, no provision had been made for U.S. federal and state income taxes on foreign earnings of approximately $829.5 million, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pursuant to a tax allocation agreement signed in connection with the spin-off from First Data, the Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the spin-off. Although management of the Company believes that such taxes have been appropriately apportioned between First Data and the Company through 2006, subsequent adjustments may occur as tax filings for such years are made with all applicable tax jurisdictions and such filings are finalized.

Also under the tax allocation agreement, with respect to taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences (as set forth in the private letter ruling) in connection with the spin-off (and certain related transactions) if such transactions do not qualify for tax-free treatment under the Internal Revenue Code, the Company will be liable to First Data (i) for any such taxes or liabilities attributable solely to actions taken by or with respect to the Company, and (ii) for 50% of any such taxes or liabilities (A) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (B) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such taxes or liabilities. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the spin-off being taxable to First Data, it likely would have a material adverse effect on the Company’s business, financial position and results of operations.

11. Employee Benefit Plans

Defined Contribution Plans

Prior to the spin-off from First Data, eligible full-time non-union employees of the Company were covered under a First Data sponsored defined contribution incentive savings plan. Employees who made voluntary contributions to this plan, received up to a 3% Western Union matching contribution, service related contributions of 1.5% to 3% of eligible employee compensation, certain other additional employer contributions, and additional discretionary Company contributions. In addition, First Data provided non-qualified deferred compensation plans for certain highly compensated employees. These plans provided tax-deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by IRS or plan limits.

The Company’s Board of Directors approved The Western Union Company Incentive Savings Plan (“401(k)”) as of September 29, 2006, covering eligible non-union employees of Western Union after the spin-off date. Employees that make voluntary contributions to this plan receive up to a 4% Western Union matching contribution. All matching contributions are immediately 100% vested.

The Company also has a 401(k) plan covering its union employees. Western Union contributes 4% of eligible employee compensation. Union employees who make voluntary contributions receive up to a 1.5% Western Union matching contribution in addition to a $650 per employee lump-sum contribution per year.

In addition, Western Union’s Board of Directors adopted a non-qualified deferred compensation plan for highly compensated employees. The plan provides tax-deferred contributions, matching and the restoration of Company matching contributions otherwise limited under the 401(k).

The aggregate amount charged to expense in connection with all of the above plans was $9.2 million, $8.1 million, and $7.5 million during the years ended December 31, 2006, 2005, and 2004, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Plans

FFMC’s acquisition of WUFSI in November 1994 included the assumption of $304.0 million of underfunded pension obligations related to two frozen defined benefit pension plans. Benefit accruals under these plans were frozen in 1988. First Data reduced these underfunded obligations by contributing $35.6 million in 2004 to the plans. No contributions were made by First Data or Western Union in 2005 and 2006. As part of the Distribution, Western Union is responsible for any remaining underfunded pension obligations. Western Union does not currently anticipate contributing to the plans in 2007. A September 30 measurement date is used for the Company’s plans.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which requires the Company to recognize the funded status of its pension plans in its Consolidated Balance Sheets as of December 31, 2006 with a corresponding adjustment to “Accumulated other comprehensive loss”, net of tax. Due to the frozen status of the Company’s pension plans, the Company’s funded status of its pension plans was already reflected in its Consolidated Balance Sheets, and therefore, no such adjustment was required to “Pension obligations”, “Deferred tax liability, net” or “Accumulated other comprehensive loss” on adoption of SFAS No. 158.

The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets for the plan years ended September 30, 2006 and 2005, and a statement of the funded status of the plans as of September 30, 2006 and 2005 (in millions):

	September 30,
	2006	2005
Change in benefit obligation
Projected benefit obligation at October 1,	$494.1	$515.7
Interest costs	24.8	25.6
Actuarial (gain)/loss	(13.5)	0.4
Benefits paid	(46.4)	(47.6)

Projected benefit obligation at September 30,	459.0	494.1

Change in plan assets
Fair value of plan assets at October 1,	424.3	432.8
Actual return on plan assets	28.2	39.1
Benefits paid	(46.4)	(47.6)

Fair value of plan assets at September 30,	406.1	424.3

Funded status of the plan	(52.9)	(69.8)
Unrecognized amounts, principally unrecognized actuarial loss	98.1	114.2

Total recognized	$45.2	$44.4

Accumulated benefit obligation	459.0	494.1

The pension obligations and changes in the value of plan assets to meet those obligations are not recognized as actuarial gains and losses of the plan as they occur but are recognized systematically over subsequent periods. These differences are treated as an unrecognized net gain/loss and not an immediate recognized amount. Included in “Accumulated other comprehensive loss” at December 31, 2006 is $3.6 million ($2.3 million net of tax) of unrecognized actuarial losses that are expected to be recognized in net periodic pension cost during the year

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2007. No plan assets are expected to be returned to the Company during the year ended December 31, 2007.

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	2006	2005
Accrued benefit liability	$(52.9)	$(69.8)
Accumulated other comprehensive income	98.1	114.2

Net amount recognized	$45.2	$44.4

For the plan years ended September 30, 2006 and 2005, the projected benefit obligation was equal to the accumulated benefit obligation.

The following table provides the components of net periodic benefit income for the plans (in millions):

	December 31,
	2006	2005	2004
Interest cost	$24.8	$25.6	$29.0
Expected return on plan assets	(29.9)	(33.8)	(35.3)
Amortization of unrecognized actuarial loss	4.2	2.7	0.7

Net periodic benefit income	$(0.9)	$(5.5)	$(5.6)

The minimum pension liability included in other comprehensive income (loss), net of tax, decreased $10.8 million and $4.9 million in 2006 and 2005, respectively, and increased $13.6 million in 2004.

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2006	2005
Discount rate	5.61%	5.25%

The weighted-average rate assumptions used in the measurement of the Company’s net cost (income) are as follows:

	2006	2005	2004
Discount rate	5.24%	5.19%	5.90%
Expected long-term return on plan assets	7.50%	7.75%	8.00%

SFAS No. 87 requires the sponsor of a defined benefit plan to measure the plan’s obligations and annual expense using assumptions that reflect best estimates and are consistent to the extent that each assumption reflects expectations of future economic conditions. As the bulk of the pension benefits will not be paid for many years, the computation of pension expenses and benefits is based on assumptions about future interest rates and expected rates of return on plan assets. In general, pension obligations are most sensitive to the discount rate assumption, and it is set based on the rate at which the pension benefits could be settled effectively.

Western Union employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established using a building block approach with proper consideration of diversification and re-balancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Pension plan asset allocation at September 30, 2006 and 2005, and target allocations based on investment policies, are as follows:

	Percentage of Plan Assets at Measurement Date
Asset Category	2006	2005
Equity securities	40%	44%
Debt securities	58%	55%
Other	2%	1%

	100%	100%

Target Allocation
Equity securities	30-50%
Debt securities	50-60%
Other	0-10%

Certain members of the Company’s Board of Directors and management are affiliated with companies whose securities are held in Western Union’s pension trust, which is managed by independent asset managers. Therefore, these affiliated companies are considered related parties. The following table details plan assets invested in these related party securities as of September 30, 2006 and 2005:

	2006
Plan Common Stock Holdings	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets
Altria Group, Inc. common stock	11.4	$0.9	0.21%
First Data Corporation common stock	14.9	$0.3	0.08%
The Western Union Company common stock	14.9	$0.3	0.07%
Bank of New York Company Inc. common stock	23.6	$0.8	0.20%

Plan Corporate Bond Holdings	Principal (in millions)	Fair Market Value (in millions)	% of Total Plan Assets
Allstate Corporation corporate bond	$0.5	$0.6	0.14%
Kraft Foods corporate bond	$0.6	$0.7	0.16%
New York Life Insurance Company corporate bond	$0.8	$0.8	0.19%

	2005
Plan Asset Holdings	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets
First Data Corporation common stock	18.1	$0.7	0.16%
Bank of New York Company Inc. common stock	23.8	$0.7	0.16%
Hewitt Associates, Inc. common stock	5.5	$0.1	0.02%

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of debt securities at September 30, 2006 range from less than one year to 60 years with a weighted-average maturity of 15 years.

Western Union employs a total return investment approach whereby a mix of equities and fixed income investments are used in an effort to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as securities deemed to be growth, value, and small and large capitalizations. Other assets, primarily private equity, are used judiciously in an effort to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The estimated future benefit payments are expected to be $45.2 million in 2007, $44.1 million in 2008, $42.9 million in 2009, $41.8 million in 2010, $40.6 million in 2011 and $183.0 million in 2012 through 2016.

Western Union administers a post-retirement health care plan to union employees that was in effect when First Data acquired FFMC. Generally, retired employees bear the entire cost of the premiums. Western Union also offers a short-term disability plan for union employees. The Company’s obligations pursuant to these plans are immaterial.

12. Operating Lease Commitments

Western Union leases certain real properties for use as customer service centers and administrative and sales offices. Western Union also leases data communications terminals, computers and office equipment. Certain of these leases contain renewal options and escalation provisions. These leases include certain sublease agreements with First Data, as discussed in Note 4. Total rent expense under operating leases was $29.2 million, $28.6 million, and $26.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the minimum aggregate rental commitments under all noncancelable operating leases, net of sublease income commitments aggregating $9.1 million through 2011, are as follows (in millions):

Year Ending December 31,
2007	$20.5
2008	16.8
2009	9.2
2010	7.2
2011	5.9
Thereafter	19.7

Total future minimum lease payments	$79.3

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholders’ Equity

Accumulated other comprehensive loss

The income tax effects allocated to and the cumulative balance of each component of accumulated other comprehensive loss are as follows (in millions):

December 31, 2006	Beginning Balance	Pretax Gain (Loss)	Tax Benefit (Expense)	Net of Tax Amount	Ending Balance
Unrealized gains (losses) on investment securities	$1.6	$(0.7)	$0.3	$(0.4)	$1.2
Unrealized gains (losses) on hedging activities	—	(31.0)	1.7	(29.3)	(29.3)
Foreign currency translation adjustment	10.5	11.7	(4.2)	7.5	18.0
Minimum pension liability	(74.2)	12.7	(1.9)	10.8	(63.4)

	$(62.1)	$(7.3)	$(4.1)	$(11.4)	$(73.5)

December 31, 2005	Beginning Balance	Pretax Gain (Loss)	Tax Benefit (Expense)	Net of Tax Amount	Ending Balance
Unrealized gains (losses) on investment securities	$3.8	$(3.4)	$1.2	$(2.2)	$1.6
Foreign currency translation adjustment	15.3	(7.2)	2.4	(4.8)	10.5
Minimum pension liability	(79.1)	7.6	(2.7)	4.9	(74.2)

	$(60.0)	$(3.0)	$0.9	$(2.1)	$(62.1)

December 31, 2004	Beginning Balance	Pretax Gain (Loss)	Tax Benefit (Expense)	Net of Tax Amount	Ending Balance
Unrealized gains (losses) on investment securities	$6.8	$(4.6)	$1.6	$(3.0)	$3.8
Foreign currency translation adjustment	13.6	2.7	(1.0)	1.7	15.3
Minimum pension liability	(65.5)	(20.8)	7.2	(13.6)	(79.1)

	$(45.1)	$(22.7)	$7.8	$(14.9)	$(60.0)

Cash Dividends Paid

During the fourth quarter of 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per common share representing $7.7 million which was paid in December 2006.

Share Repurchases

In September 2006, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock on the open market through December 31, 2008. During 2006, the Company repurchased 0.9 million shares of common stock at an average price of $22.79 per share.

14. Derivative Financial Instruments

The Company is exposed to foreign currency risk resulting from fluctuations in exchange rates, primarily the euro and British pound, related to forecasted revenues and also on settlement assets and obligations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company’s policy is to minimize its exposures related to adverse changes in foreign currency exchange rates and interest rates, while prohibiting speculative or market-making activities. The Company uses longer-term foreign currency forward contracts, generally with maturities of one year or less, to mitigate some of

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the risk related to forecasted revenues. Short-term foreign currency forward contracts, generally with maturities from a few days up to three weeks, are utilized to offset foreign exchange rate fluctuations on settlement assets and settlement obligations between transaction initiation and settlement. Forward starting interest rate swaps were utilized in 2006 to reduce the risk of interest rate fluctuations on forecasted debt issuances.

The Company previously restated its financial statements for certain derivatives originally intended to qualify as cash flow hedges in accordance with SFAS No. 133. On September 29, 2006, the Company either settled its outstanding derivatives that were determined to not qualify for hedge accounting or offset such derivatives with new derivatives that were not designated as hedges in accordance with SFAS No. 133. As such, the effect of the changes in the fair value of these hedges prior to September 29, 2006 is included in “Derivative (losses)/gains, net”. On September 29, 2006 and during the fourth quarter of 2006, the Company entered into new derivative contracts in accordance with its revised foreign currency derivatives and hedging processes, which were designated and qualify as cash flow hedges under SFAS No. 133.

The Company does not believe its derivative financial instruments expose it to more than a nominal amount of credit risk as the counterparties are established, well-capitalized financial institutions with credit ratings of “A” or better from major rating agencies. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the hedge, on a quarterly basis and as circumstances warrant. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The Company’s exposures are in liquid currencies, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

The details of each designated hedging relationship are formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows, and effectiveness is continually evaluated on a retrospective and prospective basis. The Company assesses the effectiveness of its foreign currency forward contracts, used to mitigate some of the risks related to forecasted revenues, based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective are recognized immediately in “Derivative (losses)/gains, net” within the Company’s Consolidated Statements of Income. Changes in the fair value due to the interest rate differential between the two currencies, and all changes in the fair value during periods in which the instrument was not designated as a hedge, were excluded from the measure of effectiveness and resulted in a $1.5 million gain during the year ended December 31, 2006.

The aggregate United States dollar equivalent notional amount of foreign currency forward contracts held by the Company with external third parties as of the balance sheet dates are as follows (in millions):

	December 31,
	2006	2005
Contracts not designated as hedges:
Euro	$249.5	$497.8
British pound	43.5	82.0
Other	51.1	78.1

Contracts designated as hedges:
Euro	333.9	—
British pound	73.2	—

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 and 2005, the carrying value and fair value of the Company’s foreign currency forward contracts with external third parties was a $12.2 million net liability and an $18.3 million net asset, respectively, as disclosed in Note 9.

The aggregate notional amount of foreign currency swap arrangements held by the Company with First Data affiliates totaled 238.1 million euros at December 31, 2005. The fair market value of these swaps ($7.2 million asset as of December 31, 2005) was settled in cash along with the related notes receivable in connection with the spin-off on September 29, 2006 (Note 1).

In October 2006, the Company executed forward starting interest rate swaps with a combined notional amount of $875 million to fix the interest rate in connection with an anticipated issuance of fixed rate debt securities expected to be issued between October 2006 and May 2007. The Company designated these derivatives as cash flow hedges of the variability in the cash outflows of interest payments on the first $875 million of the forecasted debt issuance due to changes in the benchmark interest rate. The swaps were expected to be highly effective in hedging the interest payments associated with the forecasted debt issuance as the terms of the hedges, including the life and notional amount, mirrored the probable issuance dates of the forecasted debt issuances, and statistical analyses of historical relationships indicated a high correlation between spot and forward swap rates for all possible issuance dates within the expected range of issuance dates.

In November 2006, the Company terminated these swaps in conjunction with the issuance of the 2011 and 2036 Notes as described in Note 15, by paying cash of approximately $18.6 million to the counterparties. The difference in the actual issuance date and the probable issuance date as stated in our hedge designation documentation resulted in ineffectiveness of $0.6 million, which was immediately recognized in “Derivative (losses)/gains, net” in the Consolidated Statements of Income. No amounts were excluded from the measure of effectiveness. The remaining $18.0 million loss on the hedges was included in “Accumulated other comprehensive loss” and will be reclassified to “Interest expense” over the life of the related notes.

The following table summarizes activity in “Accumulated other comprehensive loss” related to all derivatives designated as cash flow hedges (in millions):

	2006	2005	2004
Balance included in “Accumulated other comprehensive loss” at January 1,	$—	$—	$—

Reclassification into earnings from “Accumulated other comprehensive loss”:
Revenue	(1.8)	—	—
Interest expense	0.2	—	—

Total reclassifications	(1.6)	—	—
Changes in fair value of derivatives, net of tax	(27.7)	—	—

Balance included in “Accumulated other comprehensive loss” at December 31,	$(29.3)	$—	$—

As of December 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk related to future revenues is 12 months. Therefore, $11.5 million of “Accumulated other comprehensive loss” related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months. Approximately $1.7 million of losses on the forecasted debt issuance hedges are expected to be recognized in interest expense during the next 12 months. No amounts have been reclassified into earnings as a result of the underlying transaction no longer being considered probable of occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Borrowings

The Company’s outstanding borrowings at December 31, 2006 consist of the following (in millions):

	December 31, 2006
	Carrying Value	Fair Value
Short-term:
Commercial paper	$324.6	$324.6
Note payable due January 2007	3.0	3.0

Long-term:
Floating rate notes, due 2008	500.0	499.8
5.400% notes, net of discount, due 2011	999.0	986.3
5.930% notes, net of discount, due 2016	999.7	992.2
6.200% notes, net of discount, due 2036	497.2	471.4

Total borrowings	$3,323.5	$3,277.3

Exclusive of discounts, maturities of borrowings as of December 31, 2006 are $327.6 million in 2007, $500.0 million in 2008, $1.0 billion in 2011 and $1.5 billion thereafter. There are no contractual maturities on borrowings during 2009 and 2010.

No borrowings existed at December 31, 2005. The Company’s obligations under all of its financing facilities, as described below, rank equally.

Commercial Paper Program

On November 3, 2006, the Company established a commercial paper program pursuant to which the Company may issue unsecured commercial paper notes (the “Commercial Paper Notes”) in an amount not to exceed $1.5 billion outstanding at any time prior to the commercial paper program expiration in 2011. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. The Company’s commercial paper borrowings at December 31, 2006 were $324.6 million, had a weighted average interest rate of approximately 5.4% and a weighted-average initial term of 17 days. At December 31, 2006, $1,175.4 million was available to borrow under the commercial paper program.

Revolving Credit Facility

On September 27, 2006, the Company entered into a five-year unsecured revolving credit facility, which includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The Revolving Credit Facility contained certain covenants that limit or restrict the ability of the Company and other significant subsidiaries to incur debt, collateralize, sell, assign, transfer or otherwise dispose of specified assets, or enter into specified sale and leaseback transactions. The Company was also required to maintain compliance with a consolidated interest coverage ratio covenant. In October 2006, the Company repaid the entire $100 million amount due under the Revolving Credit Facility which had been borrowed in connection with the spin-off from First Data. As a result, there were no borrowings or accrued interest under the Revolving Credit Facility as of December 31, 2006.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using LIBOR plus an interest rate

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

margin (19 basis points as of December 31, 2006). A facility fee is also payable quarterly on the total facility, regardless of usage (6 basis points as of December 31, 2006). The facility fee percentage is determined based on our credit rating assigned by Standard & Poor’s Ratings Services (“S&P”) and/or Moody’s Investor Services, Inc. (“Moody’s”). In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee based upon such ratings is payable to the lenders on the aggregate outstanding borrowings (5 basis points as of December 31, 2006).

Notes

On September 29, 2006, the Company issued to First Data $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016 (the “2016 Notes”) in partial consideration for the contribution by First Data to the Company of its money transfer and consumer payments businesses in connection with the spin-off. The 2016 Notes were issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. Immediately after the spin-off, First Data exchanged the 2016 Notes with two financial institutions for indebtedness of First Data that the financial institutions held at that time. The financial institutions then sold the 2016 Notes in transactions exempt from the registration requirements of the Securities Act of 1933. The Company did not receive any of the proceeds from the subsequent sale of the 2016 Notes.

Interest on the 2016 Notes is payable semiannually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.930%. The indenture governing the 2016 Notes contains covenants that limit or restrict the ability of the Company and other significant subsidiaries to incur debt (in the case of significant subsidiaries), collateralize, sell, assign, transfer or otherwise dispose of specified assets, or enter into sale and leaseback transactions. The Company may redeem the 2016 Notes at any time prior to maturity at the applicable treasury rate plus 20 basis points.

On November 17, 2006, the Company issued $2 billion aggregate principal amount of the Company’s unsecured fixed and floating rate notes, comprised of $500 million aggregate principal amount of the Company’s Floating Rate Notes due 2008 (the “Floating Rate Notes”), $1 billion aggregate principal amount of 5.400% Notes due 2011 (the “2011 Notes”) and $500 million aggregate principal amount of 6.200% Notes due 2036 (the “2036 Notes”). The Floating Rate Notes, 2011 Notes, and 2036 Notes were issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended.

The Company used the net proceeds of the offering of the 2011 Notes, the 2036 Notes, and the Floating Rate Notes, together with the proceeds of approximately $400 million of commercial paper the Company issued, to repay the entire $2.4 billion in principal amount outstanding under a bridge loan facility entered into by the Company’s subsidiary FFMC, described below. This repayment resulted in the release and termination of certain guarantees entered into by FFMC in connection with the spin-off relating to our 2016 Notes and the Revolving Credit Facility.

Interest with respect to the 2011 Notes and 2036 Notes is payable semiannually on May 17 and November 17 each year based on fixed per annum interest rates of 5.400% and 6.200%, respectively. Interest with respect to the Floating Rate Notes is payable quarterly in arrears on February 17, May 17, August 17, and November 17 each year at a per annum rate equal to the three month LIBOR plus 15 basis points, reset quarterly (5.52% at December 31, 2006). The indenture governing the 2011 Notes, 2036 Notes and Floating Rate Notes contains covenants that limit or restrict the ability of the Company and other significant subsidiaries to incur debt (in the case of significant subsidiaries), collateralize, sell, assign, transfer or otherwise dispose of specified assets, or enter into sale and leaseback transactions. The Company may redeem the 2011 Notes and the 2036 Notes at any time prior to maturity at the applicable treasury rate plus 15 basis points and 25 basis points, respectively. The Company may redeem the Floating Rate Notes at any time on or after May 17, 2007 at a

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption price equal to 100% of the principal amount of the Floating Rate Notes to be redeemed plus accrued interest thereon to the date of redemption.

In connection with the issuance of the 2011 Notes, the 2016 Notes, the 2036 Notes, and the Floating Rate Notes, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission on December 22, 2006, which provided the holders of the notes an offer to exchange their previously issued notes for identical notes which have been registered. The exchange offer closed on February 6, 2007.

Bridge Loan

On September 27, 2006, FFMC entered into an unsecured bridge financing facility in an aggregate principal amount of $2.4 billion (the “Bridge Loan”) with a syndicate of lenders. On September 29, 2006, FFMC borrowed under the Bridge Loan an aggregate principal amount equal to $2.4 billion in connection with the spin-off. The Bridge Loan was repaid on November 17, 2006 with proceeds from the issuance of the 2011 Notes, 2036 Notes, and Floating Rate Notes, together with the proceeds of approximately $400 million of commercial paper the Company issued.

16. Stock Compensation Plans

Stock Compensation Plans After the Spin-Off and Conversion of Existing Awards Under First Data Plans

Prior to and in connection with the spin-off, the Company adopted and First Data as its sole stockholder prior to the spin-off approved, The Western Union Company 2006 Long-Term Incentive Plan (“2006 LTIP”) and The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (“2006 Director Plan”). The 2006 LTIP provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards, and other equity-based awards, to employees and other key individuals who perform services for the Company. The 2006 Director Plan provides for the granting of equity-based awards to non-employee directors of the Company.

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

Restricted stock awards and units granted under the 2006 LTIP typically become 100% vested on the three year anniversary of the grant date. The fair value of the awards granted is measured based on the fair market value of the shares on the date of grant, and the related compensation expense is recognized over the requisite service period which is the same as the vesting period. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP. As of December 31, 2006, the Company has issued 6.4 million options and 1.1 million restricted stock awards and units to certain employees of the Company under the 2006 LTIP.

On September 29, 2006, the Company awarded a founders’ grant of either restricted stock awards or units to certain employees who are not otherwise eligible to receive stock-based awards under the 2006 LTIP. These awards vest in two equal annual increments on the first and second anniversary of the grant date. The fair value of the awards granted was measured based on the when-issued closing price of the Company’s common stock of $19.13 on the grant date and is being recognized ratably over the vesting period. Included in the 1.1 million restricted stock awards and units issued under the 2006 LTIP described in the preceding paragraph, were 0.3 million restricted stock awards or units issued in connection with the founders’ grant.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted under the 2006 Director Plan are issued at prices equal to the fair market value of Western Union common stock at the grant date, have 10-year terms, and vest immediately. Since options and stock units under this plan vest immediately, compensation expense is recognized on the date of grant based on the fair market value of the awards when granted. Awards under the plan may be settled immediately unless the participant elects to defer the receipt of the common shares under applicable plan rules. A maximum of 1.5 million shares of common stock may be awarded under the 2006 Director Plan. As of December 31, 2006, the Company has issued 0.2 million options and 0.1 million unrestricted stock units to non-employee directors of the Company.

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

The conversion of each First Data stock option to 2.1955 Western Union stock options constituted a modification of those stock option awards under the provisions of SFAS No. 123R. Stock-based compensation relating to the incremental fair value between First Data awards held prior to the spin-off and Western Union awards subsequent to the modification resulted in additional stock based compensation charges of $3.4 million of which $1.8 million was recognized on September 29, 2006 related to previously vested options, and $1.6 million is being recognized over the remaining vesting period of the associated modified unvested options.

The substitute stock options, representing those stock options held by Western Union employees that were converted from First Data stock options to Western Union options at a conversion ratio of 2.1955, have exercise prices equal to the fair market value of a share of common stock on the grant date, as adjusted by the conversion ratio, and substantially all have a term of 10 years. The substitute stock options maintained their original vesting schedules. Generally, these stock options had an original vesting schedule of four years and vested ratably in four equal annual increments. A similar conversion process was completed to determine the number of the Company’s restricted stock awards and restricted stock units substituted on September 29, 2006 to replace First Data restricted stock awards and restricted stock units held prior to the spin-off. The restricted stock awards and restricted stock units have also maintained their original vesting schedules.

After the spin-off, the Company is receiving all cash proceeds related to the exercise of Western Union stock options held by First Data employees; however, First Data is recognizing all associated expense and resulting tax benefit relating to such stock options. The Company recognizes compensation expense, receives all cash proceeds and retains all tax benefits relating to Western Union awards held by Western Union employees.

The Company realized total tax benefits during the year ended December 31, 2006 from stock option exercises of $1.9 million. The Company’s calculated pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods was approximately $9.5 million as of December 31, 2006.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company received $80.8 million in cash proceeds related to the exercise of stock options during the year ended December 31, 2006. Upon the exercise of stock options, shares of common stock are issued from authorized common shares or treasury stock. The Company maintains a share repurchase program with its purchasing agent (Note 13).

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

In October 1996, First Data instituted an employee stock purchase plan (“ESPP”). Amounts accumulated through payroll deductions elected by eligible employees were used to make quarterly purchases of First Data common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Consolidated Statements of Income for the year ended December 31, 2006 in accordance with the provisions of SFAS No. 123R. Western Union has not adopted an employee stock purchase plan.

First Data received all cash proceeds related to the exercise of stock options and ESPP shares sold by Western Union employees during all periods prior to the spin-off.

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the year ended December 31, 2006 is as follows (options and aggregate intrinsic value in millions). All awards have been adjusted to reflect the conversion ratio as of the date of the spin-off, as all stock options prior to the spin-off were options in First Data stock.

	Year Ended December 31, 2006
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	17.3	$16.87
Granted	10.8	19.52
Western Union options issued to First Data employees on spin-off date	51.2	17.46
Exercised	(9.0)	15.39
Cancelled / forfeited	(0.8)	20.06
Transfer from First Data, net (a)	4.3	17.39

Outstanding at December 31,	73.8	$17.84	7	$367.2

Western Union options exercisable at December 31,	54.9	$17.19	6	$316.4

(a)	Transfer from First Data, net represents stock options held by First Data employees who became employees of Western Union prior to the spin-off.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The conversion factor for the number of shares and exercise price for the information displayed above is the ratio of the First Data pre-distribution closing stock price with due bills ($42.00) to the Company’s when-issued closing stock price on the date of the spin-off ($19.13).

The total intrinsic value of stock options exercised during the year ended December 31, 2006, 2005 and 2004 was $42.1 million, $6.9 million, and $7.6 million, respectively.

Restricted Stock Awards and Restricted Stock Units

During the first quarter of 2006, First Data issued restricted stock awards or restricted stock units to certain employees which were contingent upon the achievement of certain performance criterion which were met on the date of the Distribution, subject to continued service requirements. The awards vest at a rate of 33% per year on the anniversary date of the grant. The fair value of the awards granted in February 2006 was measured based on the fair market value of the shares on the date of grant and is being amortized over three years.

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

A summary of Western Union activity for restricted stock awards and units relating to Western Union and First Data employees for the year ended December 31, 2006 is listed below (awards/units in millions). All restricted stock awards and units have been adjusted to reflect the conversion ratio as of the date of the spin-off, as all restricted stock awards and units prior to the spin-off were in First Data stock:

	Year Ended December 31, 2006
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	0.2	$18.42
Granted	1.9	19.51
Western Union unvested restricted stock awards and units issued to First Data employees on spin-off date	1.1	20.49
Vested	(0.1)	18.76
Forfeited	(0.1)	20.48

Non-vested at December 31,	3.0	$19.80

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

In December 2005, First Data accelerated vesting of all outstanding unvested stock options granted by First Data to its officers and employees under First Data’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce stock-based compensation expense that otherwise likely would be recorded in future periods following the adoption of SFAS No. 123R. The Company recognized compensation expense of $1.8 million during the fourth quarter of 2005 resulting from accelerated vesting. The Company must recognize compensation expense related to any awards outside of the First Data 2002 Long-Term Incentive Plan that were not fully vested as of January 1, 2006, as well as options granted after that date under either the First Data plan or the Western Union plans.

As discussed in Note 1, effective January 1, 2006, the Company adopted SFAS No. 123R following the modified prospective method. The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock awards, restricted stock units, and ESPP rights for Western Union employees for the year ended December 31, 2006 (in millions). A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

Year Ended December 31, 2006
Income before income taxes	$(23.3)
Income tax benefit from stock-based compensation expense	8.8

Net income	$(14.5)

Earnings per share:
Basic	$(0.02)
Diluted	$(0.02)

There was no stock-based compensation capitalized during the year ended December 31, 2006. In addition, the Company was allocated stock-based compensation expense of $6.8 million during the year ended December 31, 2006 related to employees of First Data providing administrative services to the Company prior to the spin-off. Including allocations from First Data, total stock compensation expense was $30.1 million in 2006 and $7.2 million in 2005.

For periods prior to the adoption of SFAS No. 123R, pro forma information regarding the Company’s net income is required by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as if the Company had accounted for its employee stock options in First Data stock under the fair value method prescribed by SFAS No. 123. The Company’s pro forma information for the years ended December 31, 2005 and 2004, which reflects compensation expense equal to the fair value of the options, restricted stock awards and ESPP rights for Western Union employees recognized over their vesting periods, is as follows (in millions):

	Year Ended December 31,
	2005	2004
Reported net income	$927.4	$751.6
Restricted stock expense and effect of accelerated vesting included in reported net income, net of tax	1.9	—
SFAS No. 123 expense, net of tax	(37.7)	(14.9)

Pro forma net income	$891.6	$736.7

Reported earnings per share—basic	$1.21	$0.98
Reported earnings per share—diluted	$1.21	$0.98
Pro forma earnings per share—basic	$1.17	$0.96
Pro forma earnings per share—diluted	$1.17	$0.96

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company’s employee stock-based compensation awards have terms that provide for vesting to continue after retirement. Prior to the adoption of SFAS No. 123R, the Company accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS No. 123 pro forma disclosures. Upon adoption of SFAS No. 123R, compensation cost is being recognized over a shorter period that ends with retirement eligibility. The impact of applying SFAS No. 123R requirements for accelerated expense recognition would have impacted pro forma SFAS No. 123 compensation expense, net of tax, by a benefit of $1.7 million for the year ended December 31, 2005 and a charge of $1.0 million for the year ended December 31, 2004.

As of December 31, 2006, there was $58.0 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.7 years, and there was $27.6 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of 2.3 years.

The fair value of Western Union options granted subsequent to the spin-off and First Data stock options and ESPP rights granted to Western Union employees prior to the spin-off for the years ended December 31, 2006, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Stock options granted (post-spin grants):
Weighted average risk-free interest rate	4.64%	—	—
Weighted average dividend yield	0.21%	—	—
Volatility	26.4%	—	—
Expected term (in years)	6.6	—	—
Weighted average fair value	$7	—	—

Stock options granted (pre-spin grants):
Weighted average risk-free interest rate	4.62%	4.14%	3.25%
Weighted average dividend yield	0.58%	0.58%	0.20%
Volatility	23.5%	32.7%	30.5%
Expected term (in years)	5	6	5
Weighted average fair value (pre-spin)	$12	$15	$13

ESPP:
Weighted average risk-free interest rate	4.85%	3.12%	1.69%
Weighted average dividend yield	0.56%	0.58%	0.20%
Volatility	23.0%	19.1%	20.5%
Expected term (in years)	0.25	0.25	0.25
Weighted average fair value	$9	$8	$8

For periods presented prior to the spin-off date of September 29, 2006, all stock-based compensation awards were made by First Data, and used First Data assumptions for volatility, dividend yield and term. Western Union assumptions, which are described in the paragraphs below, were utilized for grants made by Western Union on September 29, 2006 and subsequent thereto.

Expected volatility—Western Union’s expected weighted-average volatility of 26.4% was determined based on the calculated historical peer group volatility for companies in similar industries, stage of life cycle, and

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market capitalization since there is not sufficient historical volatility data for Western Union common stock. Expected volatility for the Company’s 2006 grants, which varies by group based on the expected option term, was 28.4% for the Board of Directors and executives and 24.7% for non-executive employees. Beginning in 2006, First Data used the implied volatility method for estimating expected volatility for all stock options granted and ESPP rights. First Data calculated its implied volatility on a daily basis using a Black-Scholes option pricing model, incorporating the market prices of a variety of traded options, the market price of First Data stock, the exercise price and remaining term of the traded options, the expected dividends and the risk-free rate.

Expected dividend yield—The Company’s expected annual dividend yield is calculated based on Western Union’s average stock price on each respective grant date. The assumed annual dividend is four cents per common share. First Data’s dividend yield is the calculation of the annualized First Data dividend amount of $0.24 divided by a rolling 12 month average First Data stock price as of the most recent grant date for which First Data granted options to Western Union employees.

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

17. Segments

The Company classifies its businesses into two reportable segments: consumer-to-consumer and consumer-to-business. Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, as components of an enterprise about which separate financial information

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding where to allocate resources and in assessing performance.

•

The consumer-to-consumer reporting segment provides money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems.

•

The consumer-to-business reporting segment provides payments from consumers to billers through a network of third-party agents and other various electronic channels, including the telephone and the Internet. While the Company continues to pursue international expansion of its offerings in select markets, such as the December 2006 acquisition of SEPSA, substantially all of the segment’s 2006 revenue was generated in the United States.

The consumer-to-consumer reporting segment is viewed as one global network where a money transfer can be sent from one location to another, anywhere in the world. The segment is managed as three regions, primarily to coordinate agent network management and marketing activities. The Company’s CODM makes decisions regarding resource allocation and monitors performance based on specific corridors within and across these regions, but also reviews total revenue and operating profit of each region. Each region and corridor offer the same services distributed by the same agent network, have the same types of customers, are subject to similar regulatory requirements, are processed on the same system, and have similar economic characteristics, allowing the geographic regions to be aggregated into one reporting segment. Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries in the fourth quarter.

All businesses that have not been classified into consumer-to-consumer or consumer-to-business, primarily the Company’s money order and prepaid services businesses, and certain expenses incurred in connection with the spin-off are reported as “Other.” The Company previously operated internet auction payments, messaging and international prepaid cellular top-up businesses. These three businesses, representing aggregated revenues in 2006, 2005 and 2004 of $4.1 million, $28.9 million and $35.4 million, respectively, and operating income/(losses) before taxes of $0.1 million, $(16.2) million and $(8.2) million, respectively, were shut down or sold in 2005 and early 2006 and are included in “Other.” Due to the immaterial nature of these three businesses, they have not been presented separately as discontinued operations.

The Company’s reportable segments are reviewed separately below because each reportable segment represents a strategic business unit that offers different products and serves different markets. The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes intersegment revenue.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments’ revenue.

•	Certain non-recurring costs incurred to effect the spin-off are not allocated to the segments.

•	Exclude all items not included in operating income.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s reportable segment results for the years ended December 31, 2006, 2005 and 2004, respectively (in millions):

	Years Ended December 31,
	2006	2005	2004
Revenues:
Consumer-to-Consumer:
External revenue
Transaction fees	$3,059.0	$2,724.0	$2,390.9
Foreign exchange revenue	652.4	529.6	448.3
Other revenues	33.5	25.6	22.5

	3,744.9	3,279.2	2,861.7
Consumer-to-Business:
External revenue
Transaction fees	593.7	565.0	545.4
Foreign exchange revenue	1.5	1.4	1.3
Other revenues	41.0	33.8	29.6

	636.2	600.2	576.3
Other:
External revenue
Transaction fees	43.9	65.8	69.8
Commission and other revenues	45.2	42.7	39.8
Internal revenue	0.9	5.2	6.0

	90.0	113.7	115.6
Eliminations	(0.9)	(5.2)	(6.0)

Total revenues	$4,470.2	$3,987.9	$3,547.6

Operating income:
Consumer-to-Consumer	$1,069.7	$1,047.9	$886.5
Consumer-to-Business	223.3	220.4	219.5
Other	18.4	0.9	6.1

Total operating income	$1,311.4	$1,269.2	$1,112.1

Assets:
Consumer-to-Consumer	$4,458.0	$3,759.3	$2,533.6
Consumer-to-Business	765.8	587.0	565.8
Other	97.3	245.4	216.4

Total assets	$5,321.1	$4,591.7	$3,315.8

Depreciation and amortization:
Consumer-to-Consumer	$80.6	$54.0	$51.4
Consumer-to-Business	18.1	19.8	21.2
Other	4.8	5.7	6.6

Total depreciation and amortization	$103.5	$79.5	$79.2

Capital expenditures:
Consumer-to-Consumer	$174.8	$48.3	$31.6
Consumer-to-Business	21.1	12.7	12.8
Other	6.4	4.0	5.1

Total capital expenditures	$202.3	$65.0	$49.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Revenue:
United States	$1,889.3	$1,842.7	$1,708.3
International	2,580.9	2,145.2	1,839.3

Total	$4,470.2	$3,987.9	$3,547.6

Long-lived assets:
United States	$157.3	$70.5	$61.7
International	18.8	11.9	9.0

Total	$176.1	$82.4	$70.7

The geographic split of revenue above has been determined based upon the country where a money transfer is initiated and the country where a money transfer is paid with revenue being split 50% between the two countries. Long-lived assets, consisting of “Property and equipment, net,” are presented based upon the location of the assets.

A majority of Western Union’s consumer-to-consumer transactions involve at least one non-United States location. Based on the method used to attribute revenue between countries described in the paragraph above, no individual country outside the United States accounted for more than 10% of segment revenue for the year ended December 31, 2006, 2005 and 2004. In addition, no individual agent or biller accounted for greater than 10% of consumer-to-consumer or consumer-to-business segment revenue, respectively, during these periods.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2006 and 2005 are as follows (in millions):

2006 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2006
Revenues	$1,043.0	$1,113.6	$1,140.4	$1,173.2	$4,470.2
Expenses	730.3	787.2	803.3	838.0	3,158.8
Other income/(expense), net	12.2	(2.6)	42.8	(28.7)	23.7

Income before income taxes	324.9	323.8	379.9	306.5	1,335.1
Income tax expense	105.1	104.9	121.8	89.3	421.1

Net income	$219.8	$218.9	$258.1	$217.2	$914.0

Earnings per share:
Basic earnings per share	$0.29	$0.29	$0.34	$0.28	$1.20
Diluted earnings per share	$0.29	$0.29	$0.34	$0.28	$1.19

Weighted-average shares outstanding:
Basic	763.9	763.9	763.9	766.2	764.5
Diluted	763.9	763.9	764.0	782.3	768.6

2005 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2005
Revenues	$919.6	$980.8	$1,019.3	$1,068.2	$3,987.9
Expenses	624.0	663.8	676.6	754.3	2,718.7
Other income, net	20.1	21.9	8.6	24.3	74.9

Income before income taxes	315.7	338.9	351.3	338.2	1,344.1
Income tax expense	97.9	105.1	109.4	104.3	416.7

Net income	$217.8	$233.8	$241.9	$233.9	$927.4

Earnings per share:
Basic earnings per share	$0.29	$0.31	$0.32	$0.31	$1.21
Diluted earnings per share	$0.29	$0.31	$0.32	$0.31	$1.21

Weighted-average shares outstanding:
Basic	763.9	763.9	763.9	763.9	763.9
Diluted	763.9	763.9	763.9	763.9	763.9

THE WESTERN UNION COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2006 and 2005 and statements of income and cash flows for each of the three years in the period ended December 31, 2006.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$9.7	$—
Property and equipment, net of accumulated depreciation of $6.8 at December 31, 2006	64.9	—
Other assets	42.2	—
Investment in subsidiaries	3,104.2	2,811.8

Total assets	$3,221.0	2,811.8

Liabilities and Stockholders’ (Deficiency)/ Net Investment in The Western Union Company

Liabilities:
Accounts payable and accrued liabilities	122.3	—
Deferred tax liability	1.7	—
Payable to subsidiaries, net	85.5	—
Borrowings	3,323.5	—
Other liabilities	2.8	—

Total liabilities	3,535.8	—

Stockholders’ (Deficiency)/ Net Investment in The Western Union Company:
Preferred stock, $1.00 par value; 10 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 2,000 shares authorized and 772.0 shares issued at December 31, 2006; no shares authorized or issued at December 31, 2005	7.7	—
Capital deficiency	(437.1)	—
Net investment in The Western Union Company	—	2,873.9
Retained earnings	208.0	—
Accumulated other comprehensive loss	(73.5)	(62.1)
Less treasury stock at cost, 0.9 shares at December 31, 2006	(19.9)	—

Total Stockholders’ (Deficiency)/Net Investment in The Western Union Company	(314.8)	2,811.8

Total Liabilities and Stockholders’ (Deficiency)/ Net Investment in The Western Union Company	$3,221.0	$2,811.8

The accompanying notes are an integral part of the condensed financial statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$—	$—	$—
Expenses	—	—	—

Operating income	—	—	—
Interest income	1.9	—	—
Interest expense	(34.7)	—	—
Derivative losses, net	(0.6)	—	—

Loss before equity in earnings of affiliates and income taxes	(33.4)	—	—
Equity in earnings of affiliates	934.9	927.4	751.6
Income tax benefit	12.5	—	—

Net income	$914.0	$927.4	$751.6

The accompanying notes are an integral part of the condensed financial statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOW

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net cash provided by operating activities	$2,914.2	$417.2	$659.8

Cash flows from investing activities
Purchases of property and equipment	(0.6)	—	—
Capital contributed to subsidiary	(2,400.0)	—	—
Acquisition of businesses, net of cash acquired and contingent purchase consideration paid	—	(369.2)	(28.7)

Net cash used in investing activities	(2,400.6)	(369.2)	(28.7)

Cash flows from financing activities
Capital contributed by First Data in connection with acquisitions	—	369.2	28.7
Advances from subsidiaries	83.2	—	—
Proceeds from issuance of borrowings, net of debt issue costs	1,986.0	—	—
Net proceeds from issuance of commercial paper	324.6	—	—
Proceeds from net borrowings under credit facilities	3.0	—	—
Proceeds from exercise of stock options	80.8	—	—
Cash dividends to public stockholders	(7.7)	—	—
Purchase of treasury shares	(19.9)	—	—
Dividends to First Data	(2,953.9)	(417.2)	(659.8)

Net cash used in financing activities	(503.9)	(48.0)	(631.1)

Net change in cash and cash equivalents	9.7	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$9.7	$—	$—

The accompanying notes are an integral part of the condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The Western Union Company (“the Parent”) is a holding company that conducts substantially all of its business operations through its subsidiaries. Under a parent company only presentation, the Parent’s investments in its consolidated subsidiaries are presented under the equity method of accounting, and the condensed financial statements do not present the financial statements of The Western Union Company and its subsidiaries on a consolidated basis. The assets and liabilities for the periods prior to September 29, 2006 are presented as if they have been assets and liabilities of the Parent even though such assets and liabilities presented were 100% owned by First Data Corporation (“First Data”). Therefore, the financial statements for the periods presented prior to September 29, 2006 do not include all of the actual expenses that would have been incurred had the Parent been a stand-alone entity during the periods presented and do not reflect the Parent’s results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. These financial statements should be read in conjunction with The Western Union Company’s consolidated financial statements.

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling $75 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located, or because they constitute undistributed earnings of affiliates of the Parent accounted for under the equity method of accounting. As of December 31, 2006, the Parent is in a stockholders’ deficiency position, and as such, the $75 million of restricted net assets of the Parent’s subsidiaries currently exceeds 25% of the consolidated net assets of The Western Union Company and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant”.

3. Related Party Transactions

During the year ended December 31, 2006 and in connection with the spin-off from First Data on September 29, 2006, the Parent paid a dividend to First Data as consideration for the contribution by First Data of its money transfer and consumer payments businesses (see Note 1 to The Western Union Company Consolidated Financial Statements). During the years ended December 31, 2005 and 2004, the Parent paid dividends to First Data from profits generated through dividend distributions of the Parent’s subsidiaries.

Excess cash generated from operations of the Parent’s subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is reflected as “Payable to subsidiaries, net” in the Condensed Balance Sheet as of December 31, 2006.

The Parent files a consolidated U.S. federal income tax return, and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent’s provision for income taxes has been computed as if it were a separate tax-paying entity.

4. Commitments and contingencies

The Parent provides guarantees of the performance on property leases to its subsidiaries for properties located in Bridgeton, Missouri; Laguna Hills, California; San Francisco, California; New York, New York; Centerville, Virginia; and Mexico City, Mexico.

THE WESTERN UNION COMPANY

SCHEDULE II—Valuation and Qualifying Accounts

(in millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts for the years ended:

December 31, 2006	$8.4	$24.4	$(25.5)	$7.3

December 31, 2005	$13.3	$16.1	$(21.0)	$8.4

December 31, 2004	$16.3	$13.6	$(16.6)	$13.3

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2006, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, and except as described below, the principal executive officer and chief financial officer have concluded that the disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our other employees and employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission. We previously identified a material weakness and restated our financial statements for the quarters ended March 31, 2006 and June 30, 2006 and the years ended December 31, 2005, 2004, and 2003 included in our Registration Statement on Form 10, as amended. Based upon an evaluation of our initial documentation of hedging arrangements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149 (“SFAS No. 133”), we concluded that our foreign exchange forward contracts did not qualify for cash flow hedge accounting since the initial documentation with respect to these instruments did not meet the requirements of SFAS No. 133.

Under the direction of our Chief Executive Officer and our then Co-Principal Financial Officers in September 2006, we implemented new internal control procedures to improve the effectiveness of our review over accounting for derivative financial instruments and to ensure that these transactions are accounted for in accordance with generally accepted accounting principles in the United States of America. These remedial actions include an additional review by a combination of internal and external personnel of hedging strategies and related documentation prior to implementing new or modified strategies, processes or documentation to ensure hedge accounting is appropriately applied with respect to SFAS No. 133. In addition, we have revised and improved the documentation required at the initiation of a derivative instrument and also during the required periodic reviews. We will continue to monitor the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Except as described above, there were no changes that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Approval of 2006 Bonuses

On February 21, 2007, the Compensation and Benefits Committee (the “Compensation Committee”) approved bonuses for the Company’s executive officers with respect to the Company’s 2006 performance. The Compensation Committee approved the following bonus awards for the Company’s named executive officers: Christina A. Gold, $800,000; Scott T. Scheirman, $110,000; David G. Barnes, $127,534; Guy A. Battista, $475,000; William D. Thomas, $85,000; and Hikmet Ersek, $198,900. In February 2006, First Data granted restricted stock awards to its eligible non-executive employees which represented half of their 2006 bonus targets. These awards were converted into Western Union equity in connection with the spin-off. Ms. Gold and Mr. Battista, as executive officers of First Data at the time of grant, did not receive such restricted stock awards.

Approval of 2007 Performance Measures

The Company’s executive officers will be eligible for awards under the Senior Executive Annual Incentive Plan in 2007 (the “2007 SEAIP Awards”). The Senior Executive Annual Incentive Plan will be presented to the Company’s stockholders for approval at the Company’s 2007 Annual Meeting of Stockholders and the 2007 SEAIP Awards are subject to that approval. On February 21, 2007, the Compensation Committee finalized the corporate performance measures that will be used for the 2007 SEAIP Award program. The measures chosen by the Compensation Committee for this purpose were revenue and corporate operating income.

Amendment to The Western Union Company Code of Ethics for Senior Financial Officers

On February 22, 2007, our Board of Directors approved an amendment to The Western Union Company Code of Ethics for Senior Financial Officers (the “Code of Ethics”). Under the amendment, officers are required under certain circumstances to communicate any misconduct on a confidential or anonymous basis to the General Auditor of the Company. The amendment further provides that any information received with respect to alleged misconduct will be reviewed under the direction of the Audit Committee of the Board of Directors, with the oversight of the General Auditor, in consultation with the Company’s General Counsel.

The foregoing summary of the amendment to the Code of Ethics does not purport to be complete and is qualified in its entirety by reference to the full text of the revised Code of Ethics filed as Exhibit 14 and incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for the 2007 annual meeting of stockholders.

Code of Ethics

The Company’s Directors’ Code of Conduct, Code of Ethics for Senior Financial Officers, Auditing Complaint Procedure, Professional Conduct Policy for Attorneys, and the Code of Conduct are available without charge through the “Corporate Governance” portion of the company’s web site, www.westernunion.com, or by writing to the attention of: Investor Relations, The Western Union Company, 12500 East Belford Avenue, Englewood, Colorado 80112. In the event of an amendment to, or a waiver from, the Company’s Code of Ethics for Senior Financial Officers, the Company intends to post such information on its website, www.westernunion.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for the 2007 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements (See Index to Consolidated Financial Statements on page 70 of this Annual Report on Form 10-K);

2.	Financial Statement Schedules

(See Index to Consolidated Financial Statements on page 70 of this Annual Report on Form 10-K);

3.	The exhibits listed in the “Exhibit Index” attached to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WESTERN UNION COMPANY (Registrant)

By:	/S/ CHRISTINA A. GOLD
Christina A. Gold, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/S/ CHRISTINA A. GOLD Christina A. Gold	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/S/ SCOTT T. SCHEIRMAN Scott T. Scheirman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/S/ AMINTORE T.X. SCHENKEL Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2007

/S/ JACK M. GREENBERG Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 26, 2007

/S/ DINYAR S. DEVITRE Dinyar S. Devitre	Director	February 26, 2007

/S/ BETSY D. HOLDEN Betsy D. Holden	Director	February 26, 2007

/S/ ALAN J. LACY Alan J. Lacy	Director	February 26, 2007

/S/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	February 26, 2007

/S/ ROBERTO G. MENDOZA Roberto G. Mendoza	Director	February 26, 2007

/S/ MICHAEL A. MILES, JR. Michael A. Miles, Jr.	Director	February 26, 2007

/S/ DENNIS STEVENSON Dennis Stevenson	Director	February 26, 2007

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

3.1	Amended and Restated Certificate of Incorporation of The Western Union Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration no. 333-137665) and incorporated herein by reference thereto).

3.2	Amended and Restated By-laws of The Western Union Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (registration no. 333-137665) and incorporated herein by reference thereto).

4.1	Indenture, dated as of September 29, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.2	Form of 5.930% Note due 2016 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.3	Supplemental Indenture, dated as of September 29, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.4	Second Supplemental Indenture, dated as of November 17, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.5	Registration Rights Agreement, dated as of September 29, 2006, among The Western Union Company and J.P. Morgan Securities Inc. and Barclays Capital Inc., as initial purchasers (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.6	Indenture, dated as of November 17, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.7	Form of Floating Rate Note due 2008 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.8	Form of 5.400% Note due 2011 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.9	Form of 6.200% Note due 2036 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.10	Registration Rights Agreement, dated as of November 17, 2006, among The Western Union Company and Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC, as initial purchasers (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

10.1	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

1

Exhibit Number	Description

10.2	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.4	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.5	Retail Money Order Issuance and Management Agreement, dated as of August 14, 2006, between Integrated Payment Systems Inc. and Western Union Financial Services Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.6	Revolving Credit Agreement, dated as of September 27, 2006, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, as syndication agent, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc. and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.6.1	Subsidiary Guaranty, dated as of September 29, 2006, from First Financial Management Corporation in favor of Citibank, N.A., as agent for the Guaranteed Parties named therein (filed as Exhibit 10.6.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.7	Credit Agreement, dated as of September 27, 2006, among First Financial Management Corporation, the banks named therein, as lenders, Wachovia Bank, National Association, as syndication agent, Morgan Stanley Bank, as documentation agent, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and Morgan Stanley Bank, as lead arrangers and book runners (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.8	Form of Director Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.9	Letter Agreement, dated July 12, 2006, between The Western Union Company and David G. Barnes (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.10	Employment Agreement, dated as of September 30, 2006, by and between Western Union LLC, The Western Union Company and Scott T. Scheirman (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.11	The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (file no. 333-137665) and incorporated herein by reference thereto).*

10.12	The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (file no. 333-137665) and incorporated herein by reference thereto).*

10.13	The Western Union Company Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

2

Exhibit Number	Description

10.14	The Western Union Company Severance/Change in Control Policy (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.15	The Western Union Company Senior Executive Incentive Plan (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.16	The Western Union Company Supplemental Incentive Savings Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (file no. 333-137665) and incorporated herein by reference thereto).*

10.17	The Western Union Company Grandfathered Supplemental Incentive Savings Plan (filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference-hereto).*

10.18	Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference-hereto).*

10.19	Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference-hereto).*

10.20	Form of Restricted Stock Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference-hereto).*

10.21	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference-hereto).*

10.22	Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference-hereto).*

10.23	Form of Nonqualified Stock Option Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference-hereto).*

10.24	Form of Restricted Stock Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference-hereto).*

10.25	Employment Agreement, dated as of January 30, 2004, between Western Union Hong Kong Limited and Ian Marsh (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.26	Employment Agreement, dated as of April 29, 1999, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

12	Computation of Ratio of Earnings to Fixed Charges

14	The Western Union Company Code of Ethics for Senior Financial Officers

3

Exhibit Number	Description

21	Subsidiaries of The Western Union Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report

4