Form 10-Q
period 2007-03-31
Western Union CO
filed 2007-05-08
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 772,658,429 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Transaction fees	$930.1	$869.9
Foreign exchange revenue	166.6	144.5
Commission and other revenues	34.3	28.6

Total revenues	1,131.0	1,043.0

Expenses:
Cost of services	645.6	557.8
Selling, general and administrative	180.8	172.5

Total expenses*	826.4	730.3

Operating income	304.6	312.7

Other income/(expense):
Interest expense	(48.0)	(0.4)
Interest income	19.5	5.5
Interest income from First Data, net	—	11.5
Derivative gains/(losses), net	1.7	(5.6)
Foreign exchange effect on notes receivable from First Data, net	—	(0.8)
Other income, net	4.3	2.0

Total other (expense)/income, net	(22.5)	12.2

Income before income taxes	282.1	324.9
Provision for income taxes	88.9	105.1

Net income	$193.2	$219.8

Earnings per share:
Basic	$0.25	$0.29
Diluted	$0.25	$0.29
Weighted-average shares outstanding:
Basic	768.2	763.9
Diluted	783.3	763.9

*	As further described in Note 4, total expenses include amounts paid to related parties of $54.0 million and $95.0 million for the three months ended March 31, 2007 and 2006, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,561.0	$1,421.7
Settlement assets	1,203.3	1,284.2
Property and equipment, net of accumulated depreciation of $223.2 and $213.1, respectively	187.9	176.1
Goodwill	1,647.1	1,648.0
Other intangible assets, net of accumulated amortization of $228.8 and $211.4, respectively	280.6	287.7
Other assets	474.0	503.4

Total assets	$5,353.9	$5,321.1

Liabilities and Stockholders’ (Deficiency)
Liabilities:
Accounts payable and accrued liabilities	$591.3	$554.8
Settlement obligations	1,201.5	1,282.5
Pension obligations	52.8	52.9
Deferred tax liability, net	259.5	274.8
Borrowings	3,278.8	3,323.5
Other liabilities	142.4	147.4

Total liabilities	5,526.3	5,635.9

Commitments and contingencies (Note 5)

Stockholders’ (Deficiency):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 772.7 shares and 772.0 shares issued, respectively	7.7	7.7
Capital deficiency	(418.3)	(437.1)
Retained earnings	385.2	208.0
Accumulated other comprehensive loss	(68.1)	(73.5)
Less treasury stock at cost, 3.8 shares and 0.9 shares, respectively	(78.9)	(19.9)

Total Stockholders’ (Deficiency)	(172.4)	(314.8)

Total Liabilities and Stockholders’ (Deficiency)	$5,353.9	$5,321.1

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$193.2	$219.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11.1	8.4
Amortization	19.3	16.2
Deferred income tax provision	—	4.1
Realized gain on derivative instruments	—	(7.6)
Other non-cash items, net	12.5	8.2
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	27.9	(13.7)
Accounts payable and accrued liabilities	29.6	(28.6)
Other liabilities	(6.5)	(1.3)

Net cash provided by operating activities	287.1	205.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of contract costs	(4.4)	(69.0)
Capitalization of purchased and developed software	(7.6)	(0.8)
Purchases of property and equipment	(25.9)	(20.2)
Notes receivable issued to agents	(5.6)	(140.0)
Repayments of notes receivable issued to agents	4.8	—
Cash received on maturity of foreign currency forwards	—	7.6

Net cash used in investing activities	(38.7)	(222.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of commercial paper	(42.7)	—
Repayments of net borrowings under credit facilities	(2.0)	—
Proceeds from exercise of options	48.2	—
Purchase of treasury shares	(112.6)	—
Advances from affiliates of First Data	—	107.5
Repayments of notes payable to First Data	—	(98.8)
Additions to notes receivable from First Data	—	(7.5)

Net cash (used in)/provided by financing activities	(109.1)	1.2

Net change in cash and cash equivalents	139.3	(15.7)
Cash and cash equivalents at beginning of period	1,421.7	510.2

Cash and cash equivalents at end of period	$1,561.0	$494.5

Supplemental cash flow and non-cash activities information:
Interest paid (primarily to First Data, prior to the September 29, 2006 spin-off)	$11.4	$0.6
Income taxes paid (primarily to First Data, prior to the September 29, 2006 spin-off)	$80.1	$89.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

The Western Union Company (“Western Union” or the “Company”) is a leader in global money transfer, providing people with fast, reliable and convenient ways to send money around the world, pay bills and purchase money orders. The Western Union® brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

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

•

Consumer-to-business—focuses on payments from consumers to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies, which we refer to as “billers”, through Western Union’s network of third-party agents and various electronic channels. While the Company continues to pursue international expansion of its offerings in select markets, as demonstrated by the December 2006 acquisition of Servicio Electrónico de Pago S.A. and related entities (“SEPSA” or “Pago FácilSM ”, see Note 3), a majority of the segment’s revenue for the three months ended March 31, 2007 was generated in the United States.

All businesses that have not been classified into the consumer-to-consumer or consumer-to-business segments are reported as “Other” and include the Company’s money order and prepaid services businesses. The Company’s money order business sells Western Union branded money orders issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at non-bank retail locations primarily in the United States and Canada. Western Union also markets a Western Union branded prepaid card, and provides top-up services for third parties that allow consumers to pay in advance for mobile phone and other services. Also included in “Other” are certain expenses incurred by Western Union to effect its spin-off from First Data, as described below.

The primary entities providing the services described above are Western Union Financial Services, Inc. and its subsidiaries (“WUFSI”), Vigo Remittance Corp. (“Vigo”), Orlandi Valuta, E Commerce Group, Paymap, Inc. and SEPSA. There are additional legal entities included in the condensed consolidated financial statements of The Western Union Company, including First Financial Management Corporation (“FFMC”), WUFSI’s immediate parent company.

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking regulations. In addition, there are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where the respective assets are located, or because they constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of March 31, 2007, the amount of assets subject to these limitations totaled approximately $160 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Spin-off from First Data

On January 26, 2006, the First Data Board of Directors announced its intention to pursue the distribution of 100% of its shareholdings in The Western Union Company (the “Separation”) through a tax-free distribution to First Data shareholders. Effective on September 29, 2006, First Data completed the Separation of The Western Union Company and the distribution of Western Union Company common shares to First Data shareholders (the “Distribution”). Prior to the Distribution, The Western Union Company had been a segment of First Data. For the periods preceding the Distribution, The Western Union Company prepared its financial statements as if it had been a stand-alone company. In the preparation of the financial statements for the periods preceding the Distribution, The Western Union Company made certain allocations of expenses that its management believed to be a reasonable reflection of costs it would have otherwise incurred as a stand-alone company but were paid by First Data.

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

The unaudited condensed consolidated financial statements in this quarterly report for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to the Company in connection with the spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. However, the financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future period as a result of the presentation described above and in part to seasonality of certain business units.

All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2007 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying Condensed Consolidated Balance Sheets are unclassified, consistent with industry practice and due to the short-term nature of Western Union’s settlement obligations, contrasted with its ability to invest cash awaiting settlement in long-term investment securities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Effective January 1, 2006, the Company began accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) (see Note 12). SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company reclassified interest income and interest expense related to third parties from “Other income, net” to “Interest income” and “Interest expense” to disclose them separately on the face of the Condensed Consolidated Statements of Income. This reclassification had no impact on the consolidated financial position, results of operations or cash provided from operations as previously reported.

New Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 (see Note 11).

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The remaining provisions that will be adopted under SFAS No. 158 require a plan’s funded status to be measured as of the date of the employer’s fiscal year end. The Company will change its measurement date from September 30 to December 31 no later than 2008.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Earnings Per Share

The calculation of basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Prior to September 29, 2006, all outstanding shares of Western Union were owned by First Data. Accordingly, for all periods prior to the completion of the Distribution on September 29, 2006, basic and diluted earnings per share are computed using Western Union’s shares outstanding as of that date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock have vested and shares have been transferred in settlement of stock unit awards.

As of March 31, 2007, there were 2.7 million outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as the exercise price of the options exceeded or was equal to the Company’s average stock price.

The following table provides the calculation of diluted weighted-average shares outstanding, and only considers the potential dilution for stock options, restricted stock awards and restricted stock units for the period subsequent to the spin-off date of September 29, 2006 (in millions):

	Three Months Ended March 31,
	2007	2006
Basic weighted-average shares	768.2	763.9
Common stock equivalents existing after the spin-off	15.1	—

Diluted weighted-average shares outstanding	783.3	763.9

3. Acquisitions and Disposals

In December 2006, the Company acquired SEPSA, which operates under the brand name Pago FácilSM, for a total purchase price of $69.8 million, less cash acquired of $3.0 million. Pago Fácil provides consumer-to-business payments and prepaid services in Argentina. Previously, the Company held a 25% interest in Pago Fácil, which was treated as an equity method investment. As a result of acquiring the additional 75% ownership, the Company’s entire investment in and results of operations of Pago Fácil have been included in the condensed consolidated financial statements since the acquisition date. The preliminary purchase price allocation resulted in $22.5 million of identifiable intangible assets, a significant portion of which were attributable to the Pago Fácil service mark, and acquired agent and biller relationships. The identifiable intangible assets were calculated based on the additional 75% ownership interest acquired, and are being amortized over two to 25 years. After adjusting the additional acquired net assets to fair value, goodwill of $48.3 million was recorded, which is not expected to be deductible for income tax purposes. The purchase price allocation is preliminary and subject to change after the valuation of identifiable assets and certain other assets and liabilities is finalized.

4. Related Party Transactions

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Charges for functions historically provided to Western Union by First Data are primarily attributable to First Data’s performance of many shared services that the Company utilized prior to the spin-off. Certain of these services continue to be provided through a transition services agreement as described below. In addition, prior to the spin-off, the Company also participated in certain First Data insurance, benefit and incentive plans, and it received services directly related to the operations of its businesses such as call center services, credit card processing, printing and mailing. Services received after September 29, 2006 are discussed in the following paragraphs addressing the transition services and the commercial services agreements entered into with First Data. The Condensed Consolidated Statements of Income for the three months ended March 31, 2006 reflect charges from First Data and its affiliates for these services of $48.2 million. Included in this charge are amounts recognized for stock-based compensation expense, as well as net periodic benefit income associated with the Company’s pension plans.

The Company has entered into a transition services agreement with First Data pursuant to which First Data and Western Union are providing each other with a variety of services for a period of time following the spin-off. Western Union and First Data have agreed to make each service available to the other on an as-needed basis for a period of time not to exceed one year following September 29, 2006, the date of the spin-off. For the three months ended March 31, 2007, Western Union has been charged $3.7 million and has charged First Data $0.4 million under this agreement.

Western Union and First Data entered into a number of commercial services agreements in connection with the spin-off pursuant to which First Data and Western Union are providing services to each other. Services provided by First Data to Western Union include producing and mailing cards and other material on behalf of Western Union, check printing services, check clearing and remittance processing services, lockbox and escheatment services, interactive voice response and maintenance support, transaction validation services, hosting and operating banking software in its data center, access to a risk management application, software development services and payroll card services. These agreements have terms ranging from one to six years. For the three months ended March 31, 2007, Western Union has been charged $15.9 million relating to these agreements.

Included in “Interest income from First Data, net” in the Condensed Consolidated Statements of Income for the three months ended March 31, 2006 was interest income of $11.8 million earned on notes receivable from First Data subsidiaries and interest expense of $0.3 million incurred on notes payable to First Data which were settled in connection with the spin-off. Certain of the notes receivable were euro denominated, and as such, the Company had related foreign currency swap agreements to mitigate the foreign exchange impact to the Company on such notes. Included in “Foreign exchange effect on notes receivable from First Data, net” in the Condensed Consolidated Statements of Income during the three months ended March 31, 2006 are foreign exchange losses of $0.8 million from the revaluation of these euro denominated notes receivable and related foreign currency swap agreements.

During the three months ended March 31, 2007 and 2006, the Company recognized commission revenues from IPS in connection with its money order business of $7.9 million and $7.6 million, respectively.

First Data and Western Union entered into agreements beginning on September 29, 2006, the date of the spin-off, with respect to subleasing certain properties to each other. All subleases, the majority of which are subject to renewal within the next two years, are priced at levels reflecting either market rates or the pro-rata share of square footage utilized. First Data has subleased property to Western Union in various states and countries including Georgia, Japan, New Zealand and Ireland. Western Union has subleased property to First Data in California, Colorado, Florida, Georgia, Texas, India, Japan, South Africa and United Arab Emirates. For the three months ended March 31, 2007, Western Union incurred rent expense of $0.2 million and has recognized sublease income from First Data of $0.4 million in connection with subleases entered into with First Data.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Related Party Transactions

The Company has ownership interests in certain of its agents, all of which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the three months ended March 31, 2007 and 2006 totaled $54.0 million and $46.8 million, respectively.

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

On August 21, 2006, the Interregional Inspectorate No. 50 of the Federal Tax Service of the Russian Federation for the City of Moscow (“Tax Inspectorate”) issued a tax audit report to OOO Western Union MT East (“MT East”), an indirect wholly-owned subsidiary of the Company, asserting claims for the underpayment of Russian Value Added Taxes (“VAT”) related to the money transfer activities of MT East in Russia during 2003 and 2004. On October 24, 2006, the Tax Inspectorate issued its final decision for tax assessment and tax demand notices to MT East for approximately $20 million, including a 20% penalty and applicable interest to date, which assessment MT East challenged in the applicable Russian court. The court ruled in favor of MT East, holding that the services provided in Russia by MT East qualify as banking services which are not subject to VAT, and the Tax Inspectorate appealed this ruling. In April 2007, the appeals court issued an oral ruling dismissing the Tax Inspectorate’s appeal, leaving the lower court’s ruling in favor of MT East unchanged. The Tax Inspectorate has a right to file a further appeal within the next few months. As of March 31, 2007, the Company has not accrued any potential loss or associated penalties and interest based on the initial court ruling, the subsequent dismissal to the Tax Inspectorate’s appeal and the Company’s belief that such services qualify as banking services and are not subject to tax.

Western Union is subject to unclaimed or abandoned property (escheat) laws in the United States and abroad. These laws require the Company to turn over to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time, such as unpaid money transfers. The Company holds property subject to escheat laws and the Company has an ongoing program to comply with the laws. The Company is subject to audits with regard to its escheatment practices.

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

First Data completed the majority of its internal review in December 2005. As a result of that review, and in addition to amounts already recorded, the Company recognized an $8.2 million pretax charge, reflected in “Cost of Services” in the Consolidated Statements of Income, in the fourth quarter of 2005 for domestic and international escheatment liabilities (portions of this charge are not scheduled to be remitted until periods beyond 2007). Western Union and First Data have agreed that First Data will continue discussions with the ACS States and VDA States on behalf of Western Union and is authorized to settle the escheat liabilities within specified parameters.

Western Union has completed its internal review and is in the final discussions of the results thereof with the ACS States and the VDA States. Any difference between the amounts accrued by the Company and those claimed by a state or foreign jurisdiction will be reflected in the periods in which any resolutions occur.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to a separation and distribution agreement with First Data in connection with the spin-off (see Note 1), First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company’s business with the Company and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the spin-off.

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

Settlement assets and obligations are comprised of the following (in millions):

	As of March 31, 2007	As of December 31, 2006
Settlement assets:
Cash and cash equivalents	$350.4	$348.8
Receivables from selling agents, net	696.1	781.2
Investment securities	156.8	154.2

	$1,203.3	$1,284.2

Settlement obligations:
Money transfer and payment services payables	$750.9	$714.5
Payables to agents	450.6	568.0

	$1,201.5	$1,282.5

7. Comprehensive Income

The components of other comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Net income	$193.2	$219.8
Unrealized loss on investment securities	—	(0.1)
Unrealized gain/(loss) on hedging activities	6.1	(11.7)
Foreign currency translation adjustment	(0.7)	—

Total other comprehensive income	$198.6	$208.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Employee Benefit Plans

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

The following table provides the components of net periodic benefit income for the defined benefit pension plans (in millions):

	Three Months Ended March 31,
	2007	2006
Interest costs	$6.1	$6.2
Expected return on plan assets	(7.1)	(7.5)
Amortization of unrecognized actuarial loss	0.9	1.1

Net periodic benefit income	$(0.1)	$(0.2)

9. Derivative Financial Instruments

The Company is exposed to risks relating to fluctuations in foreign currency exchange rates, primarily the euro and British pound, related to forecasted revenues and also on settlement assets and obligations. The Company’s policy is to minimize its exposure related to adverse changes in foreign currency exchange rates while prohibiting speculative or market-making activities. The Company uses longer-term foreign currency forward contracts, generally with maturities of one year or less, to mitigate some of the risk related to forecasted revenues. Additionally, during February 2007, the Company revised certain guidelines related to revenue hedges to allow for the extension of the duration of its foreign currency forward contracts used to mitigate these risks up to 36 months at inception, with a weighted-average maturity of approximately one year at any one point in time. Short-term foreign currency forward contracts, generally with maturities of less than two weeks, are utilized to offset foreign exchange rate fluctuations on settlement assets and settlement obligations between transaction initiation and settlement. As such, changes in their fair value are included in operating expenses consistent with foreign exchange rate fluctuations on the related settlement assets and obligations.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The details of each designated hedging relationship are formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows, and effectiveness is continually evaluated on a retrospective and prospective basis. The Company assesses the effectiveness of its foreign currency forward contracts, used to mitigate some of the risks related to forecasted revenues, based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income. Changes in the fair value due to the interest rate differential between the two currencies, and all changes in the fair value during periods in which the instrument was not designated as a hedge, were excluded from the measurement of effectiveness and resulted in a $1.7 million gain during the three months ended March 31, 2007. For all periods prior to September 29, 2006, the Company had no foreign currency derivatives that qualified as hedges under SFAS No. 133. As such, changes in the fair value of the Company’s foreign currency forward contracts prior to September 29, 2006, not utilized to offset foreign exchange rate fluctuations on settlement assets and settlement obligations, were reflected in “Derivative gains/(losses), net”.

The aggregate United States dollar equivalent notional amount of foreign currency forward contracts held by the Company with external third parties as of the balance sheet dates are as follows (in millions):

	March 31, 2007	December 31, 2006
Contracts not designated as hedges:
Euro	$222.0	$249.5
British pound	45.1	43.5
Other	16.0	51.1

Contracts designated as hedges:
Euro	344.6	333.9
British pound	73.1	73.2

As of March 31, 2007 and December 31, 2006, the carrying values and fair values of the Company’s foreign currency forward contracts with external third parties were net liabilities of $13.0 million and $12.2 million, respectively.

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

In November 2006, the Company terminated these swaps in conjunction with the issuance of fixed rate notes due 2011 and 2036, by paying cash of approximately $18.6 million to the counterparties. The difference in the actual issuance date and the probable issuance date as stated in our hedge designation documentation resulted in ineffectiveness of $0.6 million, which was immediately recognized in “Derivative gains/(losses), net” in the Company’s Consolidated Statements of Income. No amounts were excluded from the measurement of effectiveness. The remaining $18.0 million loss was included in “Accumulated other comprehensive loss” and will be reclassified to “Interest expense” over the life of the related notes.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes activity in “Accumulated other comprehensive loss” related to all derivatives designated as cash flow hedges (in millions):

March 31, 2007
Balance included in “Accumulated other comprehensive loss” at January 1,	$(29.3)

Reclassification into earnings from “Accumulated other comprehensive loss”:
Revenue	2.9
Interest expense	0.4

Total reclassifications	3.3
Changes in fair value of derivatives, net of tax	2.8

Balance included in “Accumulated other comprehensive loss” at end of period	$(23.2)

There were no amounts in “Accumulated other comprehensive loss” relating to derivative financial instruments during the three months ended March 31, 2006, as the Company had no derivatives that qualified as hedges under SFAS No. 133.

10. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Short-term:

Commercial paper, weighted-average interest rate of 5.4%	$281.9	$324.6
Notes payable due April 2007 and January 2007, respectively	1.0	3.0

Long-term:
Floating rate notes, due 2008, interest at three month LIBOR plus 0.15% (5.5% at March 31 and December 31, respectively)	500.0	500.0
5.400% notes, net of discount, due 2011	999.0	999.0
5.930% notes, net of discount, due 2016	999.7	999.7
6.200% notes, net of discount, due 2036	497.2	497.2

Total borrowings	$3,278.8	$3,323.5

Exclusive of discounts, maturities of borrowings as of March 31, 2007 are $282.9 million in 2007, $500.0 million in 2008, $1.0 billion in 2011 and $1.5 billion thereafter. There are no contractual maturities on borrowings during 2009 and 2010.

The Company’s obligations with respect to its outstanding borrowings as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Income Taxes

The Company adopted the provisions of FIN 48, on January 1, 2007. The cumulative effect of applying this interpretation resulted in a reduction of $0.6 million to the January 1, 2007 balance of retained earnings.

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to its international operations, which were restructured in 2003. The Company’s tax reserves reflect what it believes to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. Any difference from the Company’s position as recorded in its financial statements and the final resolution of a tax issue will be reflected in the Company’s income tax expense in the period during which the issue is resolved.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts recognized in the Company’s financial statements. The total amount of unrecognized tax benefits as of January 1, 2007, after giving effect to FIN 48 is $166.0 million. A substantial portion of these unrecognized tax benefits relates to the 2003 restructuring of the Company’s international operations whereby the Company has benefited by having its income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $156.2 million.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense and records the associated liability in “Accounts payable and accrued liabilities” in its Condensed Consolidated Balance Sheets. The total amount of accrued interest and penalties as of the date of adoption of FIN 48 was $12.3 million, after giving effect to the adjustment for the implementation of FIN 48.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local or non-United States income tax examinations for years before 2002. The Internal Revenue Service (“IRS”) is conducting audits of the United States federal consolidated income tax returns of First Data for the years 2002 through 2004, which returns include the taxable results of the Company and its subsidiaries. The Company currently contemplates that the IRS will complete its examination stage during 2007 for the 2002 year, and during 2008 for the 2003 and 2004 years. The Irish income tax returns of certain Company subsidiaries for the years 2003 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At March 31, 2007, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $910.1 million, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to various foreign countries.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tax Allocation Agreement with First Data

Pursuant to a tax allocation agreement signed in connection with the spin-off from First Data, the Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the spin-off. Although management of the Company believes that such taxes have been appropriately apportioned between First Data and the Company, subsequent adjustments may occur as tax filings for such years are made with all applicable tax jurisdictions and such filings are finalized.

Also under the tax allocation agreement, with respect to taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences (as set forth in the private letter ruling) in connection with the spin-off (and certain related transactions) if such transactions do not qualify for tax-free treatment under the Internal Revenue Code (“Restructuring Taxes”), the Company will be liable to First Data (i) for any such taxes or liabilities attributable solely to actions taken by or with respect to the Company, and (ii) for 50% of any such taxes or liabilities (A) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (B) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such taxes or liabilities. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the spin-off being taxable to First Data, it likely would have a material adverse effect on the Company’s business, financial position and results of operations. First Data generally will be liable for all Restructuring Taxes, other than those described above.

12. Stock Compensation Plans

Conversion of First Data Awards

At the time of the spin-off (see Note 1), First Data converted stock options, restricted stock awards, and restricted stock units (collectively, “Stock-Based Awards”) on First Data stock held by Western Union and First Data employees. For Western Union employees, outstanding First Data Stock-Based Awards were converted to new Western Union Stock-Based Awards at a conversion ratio of 2.1955 Western Union Stock-Based Awards for every First Data Stock-Based Award held prior to the spin-off. The conversion was based on the pre-distribution First Data closing price with due bills of $42.00 relative to the Western Union when-issued closing price of $19.13 on September 29, 2006. The new Western Union Stock-Based Awards maintained both the pre-conversion aggregate intrinsic value of each option and the ratio of the exercise price per share to the fair market value per share. For First Data employees, each First Data Stock-Based Award held prior to the spin-off was converted into one replacement First Data Stock-Based Award and one Western Union Stock-Based Award, which maintained both the pre-conversion aggregate intrinsic value and the ratio of the exercise price per share to the fair market value per share.

Substantially all converted Stock-Based Awards are subject to the terms and conditions applicable to the original First Data Stock-Based Awards, including change of control provisions which require full vesting upon a change of control of First Data. As of March 31, 2007, there was approximately $25 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options held by Western Union employees that would become immediately vested upon such a change in control of First Data.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the three months ended March 31, 2007 is as follows (options and aggregate intrinsic value in millions). All awards have been adjusted to reflect the conversion ratio as of the date of the spin-off, as all stock options prior to the spin-off were options in First Data stock. Of the 70.4 million outstanding options to purchase common shares of the Company, over 60% are held by First Data employees.

	Three Months Ended March 31, 2007
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	73.8	$17.84
Granted	0.2	22.49
Exercised	(2.9)	15.98
Cancelled / forfeited	(0.7)	20.16

Outstanding at March 31,	70.4	$17.91	6	$314.4

Western Union options exercisable at March 31,	55.5	$17.39	6	$283.3

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 were $18.8 million and $12.5 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units relating to Western Union and First Data employees for the three months ended March 31, 2007 is listed below (awards/units in millions). All restricted stock awards and units have been adjusted to reflect the conversion ratio as of the date of the spin-off, as all restricted stock awards and units prior to the spin-off were in First Data stock:

	Three Months Ended March 31, 2007
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	3.0	$19.80
Granted	—	22.40
Vested	(0.5)	20.43
Forfeited	—	19.56

Non-vested at March 31,	2.5	$19.60

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Condensed Consolidated Statements of Income resulting from stock options, restricted stock awards, restricted stock units, and employee stock purchase plan (“ESPP”) rights for Western Union employees for the three months ended March 31, 2007 and 2006 (in millions). Although Western Union has not adopted an employee stock purchase plan, the Company’s employees were allowed to participate in First Data’s ESPP prior to the spin-off. A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

	Three Months Ended March 31,
	2007	2006
Income before income taxes	$(8.8)	$(6.1)
Income tax benefit from stock-based compensation expense	2.9	1.7

Net income	$(5.9)	$(4.4)

Earnings per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Included in stock-based compensation expense above for the three months ended March 31, 2006 is $3.0 million of allocated stock-based compensation related to employees of First Data who provided administrative services to the Company prior to the spin-off.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of Western Union options granted subsequent to the spin-off and First Data stock options and ESPP rights granted to Western Union employees prior to the spin-off for the three months ended March 31, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Stock options granted (post-spin grants):
Weighted-average risk-free interest rate	4.71%	—
Weighted-average dividend yield	0.18%	—
Volatility	23.60%	—
Expected term (in years)	6.0	—
Weighted-average fair value	$8	—

Stock options granted (pre-spin grants):
Weighted-average risk-free interest rate	—	4.59%
Weighted-average dividend yield	—	0.58%
Volatility	—	23.70%
Expected term (in years)	—	5.0
Weighted-average fair value (pre-spin)	—	$12

ESPP:
Weighted-average risk-free interest rate	—	4.70%
Weighted-average dividend yield	—	0.58%
Volatility	—	23.50%
Expected term (in years)	—	0.25
Weighted-average fair value (pre-spin)	—	$9

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Segments

The Company classifies its businesses into two reportable segments: consumer-to-consumer and consumer-to-business. Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding where to allocate resources and in assessing performance.

•

The consumer-to-consumer reporting segment provides money transfer services between consumers, primarily through a global network of third-party agents using its multi-currency, real-time money transfer processing systems.

•

The consumer-to-business reporting segment provides payments from consumers to billers through a network of third-party agents and various electronic channels, including the telephone and the Internet. A majority of the segment’s 2007 revenue was generated in the United States.

All businesses that have not been classified into consumer-to-consumer or consumer-to-business, primarily the Company’s money order and prepaid services businesses, and certain expenses incurred in connection with the spin-off are reported as “Other.” The Company previously operated a messaging and an international prepaid cellular top-up business. These two businesses, representing aggregated revenues in the three months ended March 31, 2006 of $3.3 million and operating income before taxes of $0.9 million, were shut down or sold in early 2006 and are included in “Other.” Due to the immaterial nature of these businesses, they have not been presented separately as discontinued operations.

Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s reportable segment results for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007	2006
Revenues:
Consumer-to-Consumer:
External revenue
Transaction fees	$751.2	$705.5
Foreign exchange revenue	166.3	144.3
Other revenues	8.8	7.0

	926.3	856.8
Consumer-to-Business:
External revenue
Transaction fees	168.8	151.3
Foreign exchange revenue	0.3	0.3
Other revenues	13.1	10.2

	182.2	161.8
Other:
External revenue
Transaction fees	10.1	13.1
Commission and other revenues	12.4	11.3
Internal revenue	—	0.9

	22.5	25.3
Eliminations	—	(0.9)

Total revenues	$1,131.0	$1,043.0

Operating income:
Consumer-to-Consumer	$238.7	$247.1
Consumer-to-Business	60.9	58.7
Other	5.0	6.9

Total operating income	$304.6	$312.7

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under “Risk Factors” included within the Annual Report on Form 10-K for the year ended December 31, 2006. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate; the impact of our spin-off from First Data Corporation (“First Data”); changes in immigration laws, patterns and other factors related to immigrants; technological changes, particularly with respect to e-commerce; our ability to attract and retain qualified key employees; changes in foreign exchange rates, including the impact of foreign exchange spreads on money transfer transactions; adverse movements and volatility in debt and equity capital markets; political conditions and related actions by the United States and abroad which may adversely affect the Company’s businesses and economic conditions as a whole; continued growth in the money transfer market and other markets in which we operate at rates approximating recent levels; implementation of agent contracts according to schedule; our ability to maintain our agent network; deterioration in consumers’ confidence in our business, or in traditional money transfer providers generally; successfully managing credit and fraud risks from our agents and consumers; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; changes in domestic or foreign laws, rules and regulations as well as Internal Revenue Service or other governmental agencies’ interpretations thereof; changes in accounting standards, rules and interpretations; competition with banks and other nonbank money transfer services providers; our ability to grow our core businesses; our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential patent infringement claims; any material breach of security of or interruptions in any of our systems; mergers, acquisitions and integration of acquired businesses into the Company; decisions to downsize, sell or close units or otherwise change the business mix; catastrophic events; and management’s ability to manage these and other risks.

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

•

Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies (all sometimes referred to as “billers”) through our network of third-party agents and various electronic channels. While the Company continues to pursue international expansion of its offerings in selected markets, as demonstrated by the December 2006 acquisition of Servicio Electrónico de Pago S.A. and related entities (“SEPSA” or “Pago Fácil”), a majority of the segment’s revenue for the three months ended March 31, 2007 was generated in the United States.

Businesses not considered part of the segments described above are categorized as “Other” and generated approximately 2% of our total revenue for the three months ended March 31, 2007 and 2006.

Significant Financial and Other Highlights

Significant financial and other highlights for the three months ended March 31, 2007 include:

•	We generated $1,131.0 million in total consolidated revenues, and $193.2 million in consolidated net income.

•	We completed 37.8 million consumer-to-consumer transactions worldwide, an increase of 14% over the comparable period in the prior year.

•

We completed 100.4 million consumer-to-business transactions, an increase of 64% over the comparable period in the prior year. Excluding transactions attributable to Pago Fácil, consumer-to-business transactions increased 2% in 2007 compared to 2006.

•

Our spin-off from First Data was completed on September 29, 2006. As such, profit and cash flow comparisons with the prior year are and will continue to be meaningfully impacted by the fact that, up until September 29, 2006, we were a segment of First Data, while now we are a stand-alone public company. In particular, interest expense and corporate overhead costs will be higher in periods subsequent to the spin-off.

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

Basis of Presentation

The financial statements in this Quarterly Report for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of our company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to our company in connection with the spin-off. All significant intercompany accounts and transactions between our company’s segments have been eliminated. The historical condensed consolidated statements of income include expense allocations for certain corporate functions historically provided to Western Union by First Data, including treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on the relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. Pursuant to a transition services agreement we entered into with First Data prior to the spin-off, First Data is providing Western Union with certain of these services at prices agreed upon by First Data and Western Union for a period of up to one year from the date of the spin-off. Western Union has arranged to procure other services pursuant to arrangements with third parties. The costs historically allocated to us by First Data for the services provided to us have been lower than the costs we have incurred or will incur following the spin-off. In addition to the transition services agreement, we have entered into a number of commercial services agreements with First Data in connection with the spin-off, many of which have terms longer than a year.

Certain expenses related to being a stand-alone company are higher than the historical amounts prior to the spin-off reflected in the condensed consolidated statements of income. The financial information presented in this Quarterly Report prior to the spin-off date of September 29, 2006 does not reflect what our condensed consolidated financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future condensed consolidated financial position, results of operations or cash flows.

Adoption of FIN 48

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN 48, we recognized an increase in our liability for unrecognized tax benefits plus associated interest and penalties of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

For additional information regarding the adoption of FIN 48, see Note 11 to the condensed consolidated financial statements.

Results of Operations

The following discussion for both consolidated results of operations and segment results refers to the three months ended March 31, 2007 compared to the same period in 2006. Consolidated results of operations should be read in conjunction with segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between the Company’s segments have been eliminated.

Overview

The following table sets forth our results of operations for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006	% Change
(dollars in millions, except per share amounts)
Revenues:
Transaction fees	$930.1	$869.9	7%
Foreign exchange revenue	166.6	144.5	15%
Commission and other revenues	34.3	28.6	20%

Total revenues	1,131.0	1,043.0	8%
Expenses:
Cost of services	645.6	557.8	16%
Selling, general and administrative	180.8	172.5	5%

Total expenses	826.4	730.3	13%

Operating income	304.6	312.7	(3)%

Other income/(expense):
Interest expense	(48.0)	(0.4)	*
Interest income	19.5	5.5	*
Interest income from First Data, net	—	11.5	*
Derivative gains/(losses), net	1.7	(5.6)	*
Foreign exchange effect on notes receivable from First Data, net	—	(0.8)	*

Other income, net	4.3	2.0	*

Total other (expense) / income, net	(22.5)	12.2	*

Income before income taxes	282.1	324.9	(13)%
Provision for income taxes	88.9	105.1	(15)%

Net income	$193.2	$219.8	(12)%

Earnings per share:
Basic	$0.25	$0.29	(14)%
Diluted	$0.25	$0.29	(14)%

Weighted-average diluted shares outstanding:
Basic	768.2	763.9
Diluted	783.3	763.9

*	Calculation not meaningful

The following provides highlights of revenue growth while a more detailed discussion is included in “Segment Discussion”:

Transaction fees and foreign exchange revenue

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” For the three months ended March 31, 2007, transaction fees and foreign exchange revenue increased 8% due to increased money transfers at existing agent locations primarily within our international business and, to a lesser extent, money transfers at new agent locations. In addition, Pago Fácil, which is primarily included in our consumer-to-business segment, contributed $15.1 million of revenue. Excluding Pago Fácil, consolidated revenue growth was 7% during the three months ended March 31, 2007.

Fluctuations in the exchange rate between the euro and the United States dollar resulted in a benefit to consumer-to-consumer revenue (which represents over 80% of our consolidated revenue) of $19.3 million over the previous period, net of foreign currency hedges, that would not have occurred had there been a constant exchange rate.

Our growth continues to be impacted by the immigration debate in the United States. This controversy around immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants has created fear and distrust among some consumers, primarily Hispanic consumers, who send money from the United States to other countries, and among some consumers who send money within the United States. These consumers appear to be sending money less frequently, the amount that they send has decreased, and some consumers may have begun to use other money transfer service methods, including informal channels. In addition, some competitors have lowered prices and foreign exchange spreads in certain markets. In response to these market dynamics and this competitive activity, we have taken targeted actions to tighten foreign exchange spreads, reduce fees, expand next day service offerings, and change our pricing bands to allow consumers to send more principal without an increase in fees. These and other issues continue to adversely impact our businesses. As a result of the initiatives described earlier, and the easier comparables as the year progresses, we expect improvement in the United States domestic, Mexico, and United States outbound growth rates in the second half of 2007.

Actions of the State of Arizona with respect to Western Union may have added to the uncertainty with some of our consumers. For more discussion on this matter, refer to the consumer-to-consumer segment discussion below.

In response to the challenges surrounding the immigration debate and consistent with our strategic objective to build our brands, we continue to invest in targeted pricing decreases and actions to tighten foreign exchange spreads, taking into account local market and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such pricing decreases and foreign exchange actions have averaged approximately 3% of our annual consolidated revenue over the last three years. We anticipate that full year 2007 pricing decreases and foreign exchange actions will be approximately 3.5% of consolidated revenue, an increase from last year.

Domestic transaction rates declined in the three months ended March 31, 2007 over the same period in 2006, due in part to uncertainty created by the immigration debate described above, and broader market softness experienced in the United States.

Overall growth in transactions initiated on our website slowed toward the end of the three months ended March 31, 2007, and has continued to decline thereafter, compared to the corresponding period in 2006. This decline primarily impacts our United States based businesses. The decline in transaction growth rates for transactions initiated on our website resulted from tightened controls by card issuing banks and card associations in response to credit and debit card fraud in the United States due to several retail database compromises. These compromises are not related to Western Union, but Western Union also tightened its controls in response to these issues. The tightened controls by Western Union, card issuing banks and card associations in response to this increased fraud has directly impacted our consumers’ ability to use their debit and credit cards to send money on our website, resulting in lower transactions.

Foreign exchange revenue increased for the three months ended March 31, 2007 over the corresponding period in 2006, due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. During the three months ended March 31, 2007, we reduced foreign exchange rate spreads in selected markets, particularly in Mexico in response to the competitive environment. Accordingly, the overall increase in foreign exchange revenue relating to the increase in cross-currency transactions was partially offset by reduced foreign exchange spreads.

Consumer-to-consumer segment revenue typically increases from the first quarter to the fourth quarter each year, and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related in part to holidays in various countries during the fourth quarter.

Commissions and other revenues

During the three months ended March 31, 2007, commission and other revenues increased over the corresponding period in 2006 from increased investment income on money orders pending settlement, and higher enrollment fees from increased participation in our recurring mortgage payment service program. In addition, commission and other revenues benefited from higher investment income on higher money transfer and payment services settlement asset balances.

Operating expenses overview

Incremental public company expenses of $14.7 million, which are classified within operating expenses under the captions “cost of services” and “selling, general and administrative” in the condensed consolidated statements of income for the three months ended March 31, 2007, relate to staffing additions and related costs to replace First Data support, corporate governance, information technology, corporate branding and global public affairs, benefits and payroll administration, procurement, workforce reorganization, stock compensation, and other expenses related to being a stand-alone public company as well as recruiting and relocation expenses associated with hiring key management positions new to our company, other employee compensation expenses and temporary labor used to develop ongoing processes. These expenses are those in excess of amounts allocated to us by First Data prior to the spin-off or beyond amounts that we presume First Data would have allocated subsequent to the spin-off. We expect most of these expenses will continue to be incurred in future periods.

The following provides highlights of our operating expenses:

Cost of services

Cost of services as a percentage of revenue was 57% and 53% for the three months ended March 31, 2007 and 2006, respectively.

The majority of the increase in cost of services as a percentage of revenue in 2007 compared to the corresponding period in 2006 was attributable to the shift in our business mix reflecting stronger growth from our international business, which carries higher cost of services compared to our United States domestic, United States to Mexico, and other United States outbound businesses which carry lower cost of services, and incremental public company expenses as further described above. The Pago Fácil business, which carries a lower margin than our existing consumer-to-business services, was also a factor contributing to the increase in cost of services as a percentage of revenue.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three months ended March 31, 2007 due primarily to higher costs incurred in 2007 related to incremental public company expenses as further described above.

Consistent with our strategic objective to build the Western Union brand, marketing related expenditures, principally classified within “selling, general and administrative” expenses, increased for the three months ended March 31, 2007 compared to the corresponding period in 2006. As a percentage of revenue, marketing related expenditures were approximately 6.2 % and 6.5% of consolidated revenue, respectively. Marketing related expenditures included advertising, events, loyalty programs and employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for pricing adjustments in order to best maximize the return on these investments. Pricing decreases and foreign exchange actions have averaged approximately 3% of our annual consolidated revenue over the last three years. We anticipate that full year 2007 pricing decreases and foreign exchange actions will be approximately 3.5% of consolidated revenue, an increase from last year. For further discussion regarding pricing decreases refer to the “Transaction fees and foreign exchange revenue” discussion within the consumer-to-consumer segment section.

Interest expense

Interest expense increased to $48.0 million for the three months ended March 31, 2007 compared to $0.4 million for the same period in 2006, due to interest expense on our outstanding borrowings that arose in connection with the spin-off on September 29, 2006. Interest expense will be significantly higher in 2007 since the related borrowings will be outstanding for the full year 2007 compared to only the last quarter of 2006.

Interest income

Interest income increased during the three months ended March 31, 2007 compared to the corresponding period due to higher international cash balances resulting from the net cash received in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) on the spin-off date, and from cash generated through our international operations.

Interest income from First Data, net

Interest income from First Data, net consists of interest income earned on notes receivable from First Data, partially offset by interest expense incurred on notes payable to First Data. All notes receivable and payable were settled in connection with the spin-off on September 29, 2006, and accordingly, no such amounts were recognized during the three months ended March 31, 2007.

Derivative gains/(losses), net

Our foreign currency forward contracts that did not qualify as hedges under applicable derivative accounting rules were held primarily in the euro and British pound and had maturities of one year or less. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and therefore the unrealized gains and losses on these contracts were reflected within this line item in income prior to that date.

On September 29, 2006, we established our foreign currency forward positions to qualify for cash flow hedge accounting. We anticipate the amounts reflected in this income statement caption going forward will be minimal, as such amounts will relate primarily to the portion of the change in fair value that is considered ineffective or is excluded from the measurement of effectiveness related to contracts designated as accounting hedges.

Foreign exchange effect on notes receivable from First Data, net

All euro denominated notes receivable with First Data, and related foreign currency swap agreements were settled in connection with the spin-off on September 29, 2006. Accordingly, no amounts related to the revaluation of such notes or related swaps were recorded during the three months ended March 31, 2007, explaining the decrease from the three months ended March 31, 2006. No such amounts will be recognized in future periods.

Other income, net

The increase in other income, net during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is driven by higher equity earnings from equity method investments.

Income taxes

Our effective tax rates on pretax income were 31.5% and 32.3% for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate in the first quarter of 2007 compared to the previous corresponding quarter reflects increased foreign derived taxable income which is taxed at lower rates than in the United States.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations, which were restructured in 2003. Our reserves reflect what we believe to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. Any difference from our position as recorded in our condensed consolidated financial statements and the final resolution of a tax issue will be reflected in our company’s income tax expense in the period during which the issue is resolved. Such resolution could also affect our effective tax rate in future periods.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts recognized in our financial statements. The total amount of unrecognized tax benefits as of January 1, 2007, after giving effect to the adoption of FIN 48, was $178.3 million, including accrued interest and penalties. A substantial portion of these unrecognized tax benefits relates to the 2003 restructuring of our international operations, whereby we have benefited by having our income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States.

Earnings per share

During the three months ended March 31, 2007 and 2006, basic and diluted earnings per share were $0.25 and $0.29, respectively. All issued and outstanding shares of Western Union common stock, consisting of 100 shares, were held by First Data prior to September 29, 2006. Accordingly, for all periods presented prior to the spin-off, basic and diluted earnings per share were computed using our basic shares outstanding as of the spin-off date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. There is a slight dilutive effect to basic and diluted shares outstanding in the three months ended March 31, 2007 compared to the prior corresponding period as stock option exercises since the spin-off date through the first quarter of 2007 have exceeded the number of shares repurchased. Of the 70.4 million outstanding options to purchase common shares of our company, over 60% are held by employees of First Data.

Diluted earnings per share decreased during the three months ended March 31, 2007 compared to the same period in the prior year due to decreased net income and the increase in diluted shares outstanding, which was driven by the factors described in the preceding paragraph and because prior to the September 29, 2006 spin-off date, there were no potentially dilutive instruments outstanding.

At the time of the spin-off, First Data converted stock options, restricted stock awards, and restricted stock units (collectively, “stock-based awards”) on First Data stock held by First Data and Western Union employees. Substantially all converted stock-based awards are subject to the terms and conditions applicable to the original First Data stock-based awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of Kohlberg, Kravis Roberts & Co.’s proposed acquisition of First Data, or any change of control of First Data, all unvested Western Union stock-based awards (granted pursuant to the First Data’s stock based compensation plans) would vest, which would result in a corresponding acceleration of expense recognition associated with such awards held by Western Union employees. As of March 31, 2007, there was approximately $25 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock-based awards held by Western Union employees that would become immediately vested upon such a change in control of First Data. In addition, depending upon stock option exercise activity as well as the fact that these stock-based awards, held by both Western Union and First Data employees, would be fully vested, our weighted-average diluted shares outstanding may increase.

Segment Discussion

We manage our business around the consumers we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are:

•

Consumer-to-consumer—provides money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for both international cross-border transfers—that is, the transfer of funds from one country to another and intra-country transfers—that is, money transfers from one location to another in the same country. Consumer-to-consumer revenue as a percentage of total revenue for the three months ended March 31, 2007 and 2006 was 82%.

•

Consumer-to-business—focuses on payments from consumers to billers through our networks of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in select markets, as demonstrated by our December 2006 acquisition of Pago Fácil, a majority of the segment’s 2007 revenue was generated in the United States. Consumer-to-business revenue as a percentage of total revenue for the three months ended March 31, 2007 and 2006 was 16%.

Businesses not considered part of the segments described above are categorized as “Other” and generated approximately 2% of our total revenue for the three months ended March 31, 2007 and 2006. Also included in “Other” are certain non-recurring costs incurred as a stand-alone public company.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$751.2	$705.5	6%
Foreign exchange revenue	166.3	144.3	15%
Other revenues	8.8	7.0	26%

Total revenues	$926.3	$856.8	8%

Operating income	$238.7	$247.1	(3)%
Operating income margin	26%	29%
Key indicators:
Consumer-to-consumer transactions	37.8	33.3	14%

During the three months ended March 31, 2007, international, domestic and Mexico revenue, as defined in the following table, represented approximately 76%, 15% and 9% of our consumer-to-consumer revenue, respectively. The table below sets forth performance indicators for the consumer-to-consumer segment for the three months ended March 31, 2007.

Three Months Ended March 31, 2007
Consumer-to-consumer transaction growth
International (a)	21%
Domestic (b)	(6%)
Mexico (c)	2%
Consumer-to-consumer revenue growth
International (a)	15%
Domestic (b)	(11%)
Mexico (c)	(7%)

(a)	Represents transactions between and within foreign countries (excluding Canada and Mexico), transactions originated in the United States or Canada paid in foreign countries and foreign country transactions paid in the United States or Canada. Excludes all transactions between or within the United States and Canada and all transactions to and from Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the United States and Canada.
(c)	Represents all transactions to and from Mexico.

Transaction fees and foreign exchange revenue

Consumer-to-consumer money transfer revenue growth in the three months ended March 31, 2007 over the same period in 2006 was driven by international revenue growth. Growth in international consumer-to-consumer revenue was offset by declining Mexico and domestic revenue in the three months ended March 31, 2007 compared to the same period in 2006. Beginning in the second quarter 2006 and continuing into 2007, the United States to Mexico, United States domestic and the United States outbound businesses were adversely impacted by the immigration debate and related activities in the United States. This controversy around immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants has created fear and distrust among some consumers, primarily Hispanic consumers, who send money from the United States to other countries, and among some consumers who send money within the United States. These consumers are sending money less frequently, the amount that they send has decreased, and some consumers may have begun to use other money transfer service methods, including informal channels. In addition, some competitors have lowered prices and foreign exchange spreads in certain markets. In response to these market dynamics and this competitive activity, we have taken targeted actions to tighten foreign exchange spreads, reduce fees, expand next day service offerings and change our pricing bands to allow consumers to send more principal without an increase in fees. These and other issues continue to adversely impact our businesses. As a result of the initiatives described earlier, and the easier comparables as the year progresses, we expect some improvement in the United States domestic, Mexico, and United States outbound growth rates in the second half of 2007.

Actions by government authorities in the State of Arizona may have added to the uncertainty with some of our consumers. The Arizona Attorney General seized money transfers intended for payout in Arizona during certain periods in 2006, and seized money transfers originated in certain states other than Arizona and intended for payment in certain areas of Mexico. Western Union obtained an injunction preventing such seizures, and the Arizona Attorney General has appealed that injunction. In addition, the Arizona Attorney General has sought to obtain data about a large number of Western Union customers outside of Arizona, which efforts Western Union has resisted in court. We believe that these events and the publicity they have created may have led some consumers to avoid Western Union’s services. We continue to take measures to address these disputes.

In response to the challenges surrounding the immigration debate and consistent with our strategic objective to build the Western Union brand, we continue to invest in targeted pricing decreases and actions to tighten foreign exchange spreads, taking into account local market and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such pricing decreases and foreign exchange actions have averaged approximately 3% of our annual consolidated revenue over the last three years. We anticipate that full year 2007 pricing decreases and foreign exchange actions will be approximately 3.5% of consolidated revenue, an increase from last year.

International revenue growth of 15% in the three months ended March 31, 2007 compared to the same period in 2006 resulted from increased volume of money transfer transactions, which increased 21%. The key inbound markets of India and China continued to grow, with transactions in India increasing at approximately 95% and China transaction growth rates in excess of 25% for the three months ended March 31, 2007 compared to the corresponding period in 2006. India and China combined represented approximately 5% of consolidated revenues for the three months ended March 31, 2007.

Fluctuations in the exchange rate between the euro and the United States dollar have resulted in a benefit to consumer-to-consumer revenue of $19.3 million over the previous period, net of foreign currency hedges, that would not have occurred had there been a constant exchange rate.

Domestic transaction rates declined in the three months ended March 31, 2007 over the same period in 2006, due in part to uncertainty created by the immigration debate described above, and broader market softness experienced in the United States.

Overall growth in transactions initiated on our website slowed toward the end of the three months ended March 31, 2007, and has continued to decline thereafter, compared to the corresponding period in 2006. This decline primarily impacts our United States based businesses. The decline in transaction growth rates for transactions initiated on our website resulted from tightened controls by card issuing banks and card associations in response to credit and debit card fraud in the United States due to several retail database compromises. These compromises are not related to Western Union, but Western Union also tightened its controls in response to these issues. The tightened controls by Western Union, card issuing banks and card associations in response to this increased fraud has directly impacted our consumers’ ability to use their debit and credit cards to send money on our website, resulting in lower transactions.

Growth in Mexico money transfer transactions for the three months ended March 31, 2007 compared to the same period in 2006 was driven by growth in Orlandi Valuta and Vigo branded transactions. Revenue in Mexico declined despite the slight increase to transaction growth in the three months ended March 31, 2007 compared to the same period in 2006 driven by our tightening of foreign exchange spreads, and the decrease in the amount consumers are sending per transaction, as described above.

Foreign exchange revenue increased for the three months ended March 31, 2007 compared to the same period in the prior year due to an increase in the higher growth international business resulting in increased cross-currency transactions, partially offset by tightened foreign exchange rate spreads in selected markets, particularly Mexico.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth in all periods presented was the growth in transactions at existing agent locations, the increased number of agent locations and marketing campaigns promoting Western Union services. The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated versus paid out as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and help ensure global distribution. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 305,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of March 31, 2007, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the last 12 months. In the developing regions of Asia and other areas where there are predominantly receive locations, more than 65% of locations experienced money transfer activity in the last 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

The consumer-to-consumer segment’s operating income decreased for the three months ended March 31, 2007 compared to the same period in 2006. Operating income during the three months ended March 31, 2007 was impacted by a variety of factors including the ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins, than in our United States to Mexico, United States domestic and United States outbound businesses. In addition, we recognized incremental public company expenses including salaries, benefits, equipment, supplies and other costs incurred in connection with operating departments that were not part of our company prior to the spin-off, and are incremental to both costs allocated by First Data prior to the spin-off and presumed overhead allocations from First Data had we remained part of First Data.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$168.8	$151.3	12%
Other revenues	13.4	10.5	28%

Total revenues	$182.2	$161.8	13%

Operating income	$60.9	$58.7	4%
Operating income margin	33%	36%
Key indicators:
Consumer-to-business transactions	100.4	61.2	64%

Transaction fees

Transaction and revenue growth in the three months ended March 31, 2007 compared to the same period in 2006 resulted from the acquisition of Pago Fácil and transaction and revenue growth in electronic bill payments.

In December 2006, we acquired the remaining 75% interest in Pago Fácil. Prior to the acquisition, we held a 25% interest in Pago Fácil. This acquisition contributed $15.1 million in revenue, of which $14.6 million related to our consumer-to-business segment in the three months ended March 31, 2007. Revenue and transaction growth for the three months ended March 31, 2007 compared to the same period in 2006, excluding Pago Fácil, was 4% and 2%, respectively. We expect that Pago Fácil will continue to benefit revenue and transaction growth rates throughout 2007.

Operating income

For the three months ended March 31, 2007, operating income increased at a slower rate than revenue growth. The acquisition of Pago Fácil, which has a lower operating margin than our existing cash payment services, generated additional operating income, but at a lower operating income margin for the three months ended March 31, 2007. Additionally, the shift in the United States to electronic-based products, which have lower operating margins compared to cash-based products that have higher operating margins, negatively impacted operating income. Also negatively impacting operating income were incremental public company expenses.

Other

The following table sets forth other results for the three months ended March 31, 2007 and 2006.

	Three Months ended March 31,
	2007	2006	% Change
(dollars in millions)
Revenues	$22.5	$25.3	(11%)
Operating income	$5.0	$6.9	(28%)
Operating income margin	22%	27%

Revenues

Our money order and prepaid services businesses, including certain prepaid services acquired through our acquisition of Pago Fácil, accounted for 100% and 83% of other revenue for the three months ended March 31, 2007 and 2006, respectively. These businesses are the only businesses classified in “Other.” We previously operated a messaging and an international prepaid cellular top-up business, which were shut down or disposed of in early 2006. The decrease in the three months ended March 31, 2007 compared to the prior period is due to declines in revenue from such shut down and disposed of businesses while revenues from our money order and prepaid services businesses grew modestly. We do not believe the recent announcement of First Data of its plan to exit its official check and money order business will have a significant impact on us, as First Data has indicated it will honor its money order processing contract with us through the initial contract term of 2011. We believe this provides us with adequate time to replace the services currently provided by First Data.

Operating Income

For the three months ended March 31, 2007, the decrease in operating income was driven by incremental public company expenses. This decrease was partially offset by operating income generated on our money order and prepaid services businesses. Aggregate operating income related to the shut down or disposed of businesses for three months ended March 31, 2006, including a non-recurring gain on the sale of assets related to our internet auction payments business previously shut down, was $0.9 million.

Capital Resources and Liquidity

Historically, our primary source of liquidity was cash generated from our operating activities. We expect 2007 cash flows provided from operating activities to be approximately $900 million, which is lower than 2006 due to significantly higher interest payments and incremental public company expenses as well as other anticipated working capital fluctuations, including increased expected income tax payments in 2007 due to an election to defer the payment of fourth quarter accrued United States federal income taxes to 2007. Dividends paid to stockholders in the future are likely to be significantly less than those previously paid to First Data. Taking into account the above factors, estimated annual incremental public company expenses, projected debt service in 2007, projected capital expenditures and projected stock repurchases, we believe our cash flows will provide us with an adequate source of liquidity to meet the needs of our business.

At March 31, 2007, the Company has outstanding borrowings, which were incurred in connection with the spin-off from First Data, of $3,278.8 million, consisting of $282.9 million in commercial paper and other short-term notes payable, $500.0 million in unsecured floating rate notes, and $2,495.9 million in unsecured fixed-rate notes with maturities ranging from 2011 to 2036.

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

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair market value. At March 31, 2007 and December 31, 2006, we held $1,561.0 million and $1,421.7 million in cash and cash equivalents, respectively.

At March 31, 2007 and December 31, 2006, $1,216.7 million and $942.1 million, respectively, of our cash and cash equivalents were held by foreign entities. The increase in cash and cash equivalents held by entities outside the United States is due to earnings in our international business. We currently plan to invest these funds through these foreign entities. Repatriating these funds to the United States would, in most cases, result in the incurrence of significant tax obligations as such funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States.

The following discussion highlights our cash flow activities during the three months ended March 31, 2007 and 2006.

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)
(in millions)
Net income	$193.2	$219.8	$(26.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11.1	8.4	2.7
Amortization	19.3	16.2	3.1
Deferred income tax provision	—	4.1	(4.1)
Realized gain on derivative instruments	—	(7.6)	7.6
Other non-cash items, net	12.5	8.2	4.3

Increase/(decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:

Other assets	27.9	(13.7)	41.6
Accounts payable and accrued liabilities	29.6	(28.6)	58.2
Other liabilities	(6.5)	(1.3)	(5.2)

Net cash provided by operating activities	$287.1	$205.5	$81.6

Cash provided by operating activities increased during the three months ended March 31, 2007 compared to the corresponding period in the prior year despite a decrease in net income from period to period. Working capital fluctuations primarily benefited cash flow from operating activities in the three months ended March 31, 2007, in particular the timing of interest payments, and the collection of receivables from agents. Cash provided by operating activities for the full year of 2007 is not expected to continue at the same pace as in the first three months of 2007 due to increased tax payments which are expected to be paid in the second quarter 2007 and higher interest payments throughout 2007 related to the debt incurred in connection with the spin-off.

Other non-cash items for the three months ended March 31, 2007 include stock compensation expense, bad debt reserves and other non-cash items. The increase in depreciation and amortization expense in the three months ended March 31, 2007 compared to the corresponding period in 2006 reflects the increases in amortization expense as a result of certain large strategic agent contracts being executed in 2006, and the transfer of certain fixed assets to Western Union by First Data in connection with the spin-off.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)
(in millions)
Capitalization of contract costs	$(4.4)	$(69.0)	$64.6
Capitalization of purchased and developed software	(7.6)	(0.8)	(6.8)
Purchases of property and equipment	(25.9)	(20.2)	(5.7)
Notes receivable issued to agents	(5.6)	(140.0)	134.4
Repayments of notes receivable issued to agents	4.8	—	4.8
Cash received on maturity of foreign currency forwards	—	7.6	(7.6)

Net cash used in investing activities	$(38.7)	$(222.4)	$183.7

Capital expenditures

Total aggregate payments capitalized for purchases of property and equipment, purchased and developed software and contract costs were $37.9 million and $90.0 million for the three months ended March 31, 2007 and 2006, respectively. Amounts capitalized for contract costs relate to initial payments for new and renewed agent contracts and vary depending on the timing of when new contracts are signed and existing contracts are renewed. The increases in purchased and developed software costs and purchases of property and equipment represent investments in our information technology infrastructure and the renovation of certain facilities. We estimate that capital expenditures in 2007 will be between $200 million and $250 million.

Notes receivable issued to agents and repayments of notes receivable issued to agents

From time to time, we make advances and loans to agents. In the first quarter 2006, we signed a six year agreement with one of our existing agents which included a four year loan of $140.0 million to the agent, of which $20.0 million was repaid in 2006 and $4.8 million was repaid in the three month period ended March 31, 2007. The terms of the loan agreement require that a percentage of commissions earned by the agent (52% in 2007, 61% in 2008 and 64% in 2009) be withheld as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. The loan receivable was recorded in “Other assets” in our condensed consolidated balance sheet as of March 31, 2007. We impute interest on this below-market rate note receivable and have recorded this note net of a discount of $33.9 million as of March 31, 2007.

Cash received on maturity of foreign currency forwards

Amounts received or paid on maturity of our foreign currency forward contracts that do not qualify as hedges in accordance with applicable accounting rules have been classified in the condensed consolidated statements of cash flows as investing activities. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and accordingly, all realized gains and losses on these contracts have been reflected in investing activities prior to that date. On September 29, 2006, we established our foreign currency forward positions to qualify for cash flow hedge accounting. We anticipate the amounts reflected in investing activities related to foreign currency forwards will be minimal in the future. “Cash received on maturity of foreign currency forwards” does not include amounts realized on forward contracts intended to mitigate exposures on settlement activities of our money transfer business, which along with the realized gains and losses on the related settlement assets and obligations, are reflected in operating activities.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)
(in millions)
Net repayments of commercial paper	$(42.7)	$—	$(42.7)
Repayments of net borrowings under credit facilities	(2.0)	—	(2.0)
Proceeds from exercise of options	48.2	—	48.2
Purchase of treasury shares	(112.6)	—	(112.6)
Advances from affiliates of First Data	—	107.5	(107.5)
Repayments of notes payable to First Data	—	(98.8)	98.8
Additions to notes receivable from First Data	—	(7.5)	7.5

Net cash (used in)/provided by financing activities	$(109.1)	$1.2	$(110.3)

Net repayments of commercial paper

During November 2006, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. An initial borrowing under the commercial paper program of approximately $400 million was made in connection with the refinancing of a bridge loan executed to effect the spin-off from First Data, of which we subsequently repaid $75.4 million by the end of 2006 and $42.7 million during the three months ended March 31, 2007.

Repayments of net borrowings under credit facilities

During January 2007, we repaid $3.0 million in borrowings outstanding as of December 31, 2006. In March 2007, we incurred borrowings of $1.0 million under a short-term, fixed-rate promissory note which was subsequently paid in April 2007.

Proceeds from exercise of options

Represents cash proceeds received related to the exercise of 2.9 million stock options during the three months ended March 31, 2007. Approximately 80% of the options exercised related to stock options held by First Data employees.

Purchase of treasury shares

In September 2006, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock on the open market through December 31, 2008. For the three months ended March 31, 2007, 5.2 million shares were repurchased for $112.6 million at an average cost of $21.70 per share. As of March 31, 2007, $867.5 million remains available under the share repurchase program.

Advances from affiliates of First Data

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

Notes payable to and receivable from First Data

In connection with the spin-off on September 29, 2006, funds previously advanced to First Data were repaid to us in cash. These notes were funded primarily through cash generated from our international operations and notes payable issued to First Data. As part of the spin-off, substantially all notes payable and notes receivable to or from affiliates of First Data were settled in cash.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit plans that together were underfunded by $52.8 million as of March 31, 2007. In 2006 and for the three months ended March 31, 2007, we did not make a contribution to these plans, and currently do not anticipate contributing to these plans in 2007 since, based on current asset return calculations and minimum funding requirements, no such contribution is required. We do not believe that legislation enacted during 2006 relating to pension plans will have an impact on our funding requirement until at least 2008.

Other Commercial Commitments

We had $55.7 million in outstanding letters of credit and bank guarantees at March 31, 2007 with expiration dates through 2012, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are held primarily in connection with lease arrangements and agent settlement agreements. We expect to renew the letters of credit and bank guarantees prior to their expiration in most circumstances.

New Accounting Pronouncements

The Company adopted the provisions of FIN 48 on January 1, 2007. For additional information regarding the adoption of FIN 48, refer to “Adoption of FIN 48” above.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The remaining provisions that will be adopted under SFAS No. 158 require a plan’s funded status to be measured at the employer’s fiscal year end. We will change our measurement date from September 30 to December 31 no later than 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS No. 159 on our consolidated financial position and results of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Consistent with the Critical Accounting Policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2006 Annual Report on Form 10-K, significant estimates using management judgment are made for the following areas:

•	Stock-based compensation

•	Income taxes

•	Derivative financial instruments

•	Capitalized costs

Other than the adoption of FIN 48, there have not been any material changes to the methodology applied by management for critical accounting policies previously disclosed. The methodology applied to management’s estimate for income tax contingencies has changed due to implementation of a new accounting pronouncement as described in “Adoption of FIN 48”.

Risk Management

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

We use foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on transactions denominated primarily in the euro and British pound. We use longer-term foreign currency forward contracts, generally with maturities of one year or less, to mitigate some of the risk related to forecasted revenues. Prior to September 29, 2006, we did not have any derivative instruments that were designated as hedges under the provisions of SFAS No. 133. As a result, changes in the fair market value of our outstanding derivative instruments, which are impacted primarily by fluctuations in the euro, have been recognized in “derivative gains/(losses), net” in the condensed consolidated statement of income for all derivatives entered into prior to September 29, 2006. Since these instruments were not designated to qualify for hedge accounting treatment, there was resulting volatility in our net income for the periods presented prior to September 29, 2006. For example, during the three months ended March 31, 2006, we had pre-tax derivative losses of $5.6 million. On a go-forward basis, we anticipate significantly less volatility in our condensed consolidated statements of income. Additionally, during February 2007, we revised certain guidelines related to revenue hedges, and are planning to extend the duration of our foreign currency forward contracts used to mitigate these risks up to 36 months at inception, with a weighted-average maturity of approximately one year at any one point in time. We expect that the planned extension of the maturity of certain of our hedges will provide additional predictability of future cash flows from our international operations and allow us to better manage and mitigate risks associated with changes in foreign currency exchange rates.

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

Interest Rates

A portion of our investments are fixed rate interest-bearing securities, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption. We have classified these investments as available-for-sale within settlement assets in the condensed consolidated balance sheets, and accordingly, record these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ deficiency on our condensed consolidated balance sheets. As interest rates rise, the fair market value of these securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities.

Currently, the majority of our investments are floating interest rate investments. Interest income on these investments will increase and decrease with changes in the underlying short term interest rates.

As of March 31, 2007, $500.0 million of our total $3.3 billion in debt is based on floating interest rates. We revised certain guidelines in February 2007 and are planning, through the use of hedges, to increase the percent of floating rate debt in the future, subject to market conditions. The interest rate on our floating debt is based on the three month LIBOR plus 15 basis points and is reset on a quarterly basis. Additionally, as of March 31, 2007, $281.9 million of our $3.3 billion in borrowings represented commercial paper with a weighted-average interest rate of approximately 5.4% and a weighted-average initial term of 13 days. Considering the interest rates associated with our fixed and floating rate debt, as well as the interest rates on our commercial paper, our weighted-average interest rate on our borrowings outstanding at March 31, 2007 was approximately 5.7%.

A hypothetical uniform 100 basis point increase in interest rates would result in a decrease to pre-tax income of approximately $8 million annually based on our borrowings on March 31, 2007 that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on March 31, 2007 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of $16 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income. In addition the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2007, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2006, and the related consolidated statements of income, cash flows, and stockholders’ (deficiency)/net investment in The Western Union Company for the year then ended (not presented herein) and in our report dated February 22, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Denver, Colorado

May 7, 2007

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors, described in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the first quarter:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2007	—	—	—	$980.1
February 1 – February 28, 2007	2,169,500	$22.16	2,169,500	$932.0
March 1 – March 31, 2007	3,019,700	$21.37	3,019,700	$867.5

Total	5,189,200	$21.70	5,189,200

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Termination of a Material Definitive Agreement.

On May 7, 2007, the Company and Scott T. Scheirman, the Company’s Executive Vice President and Chief Financial Officer, agreed to terminate the Employment Agreement (the “Agreement”), dated as of September 30, 2006, by and between the Company, Western Union LLC, a Colorado limited liability company, and Mr. Scheirman. Mr. Scheirman will continue to be employed as the Company’s Executive Vice President and Chief Financial Officer, but his employment will not be governed by the terms of the Agreement. Mr. Scheirman is eligible for the executive severance policy. Mr. Scheirman’s future compensation arrangements will be subject to review and adjustment by the Compensation and Benefits Committee of the Company’s Board of Directors.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2007	By	/s/ Scott T. Scheirman
Scott T. Scheirman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2007	By	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Floating Rate Note due 2008 (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.2	Form of 5.400% Note due 2011 (filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.3	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.4	Form of 5.930% Note due 2016 (filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code