Form 10-Q
period 2007-06-30
Western Union CO
filed 2007-08-07
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 772,658,429 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Transaction fees	$981.4	$921.7	$1,911.5	$1,791.6
Foreign exchange revenue	185.8	165.1	352.4	309.6
Commission and other revenues	35.7	26.8	70.0	55.4

Total revenues	1,202.9	1,113.6	2,333.9	2,156.6

Expenses:
Cost of services	687.9	595.6	1,333.5	1,153.4
Selling, general and administrative	192.3	191.6	373.1	364.1

Total expenses*	880.2	787.2	1,706.6	1,517.5

Operating income	322.7	326.4	627.3	639.1
Interest expense	(46.8)	(0.3)	(94.8)	(0.7)
Interest income	19.1	7.2	38.6	12.7
Interest income from First Data, net	—	12.0	—	23.5
Derivative gains/(losses), net	1.4	(21.6)	3.1	(27.2)
Foreign exchange effect on notes receivable from First Data, net	—	(3.3)	—	(4.1)
Other income, net	1.8	3.4	6.1	5.4

Total other (expense)/income, net	(24.5)	(2.6)	(47.0)	9.6

Income before income taxes	298.2	323.8	580.3	648.7
Provision for income taxes	93.7	104.9	182.6	210.0

Net income	$204.5	$218.9	$397.7	$438.7

Earnings per share:
Basic	$0.27	$0.29	$0.52	$0.57
Diluted	$0.26	$0.29	$0.51	$0.57
Weighted-average shares outstanding:
Basic	764.8	763.9	766.5	763.9
Diluted	779.0	763.9	781.1	763.9

*	As further described in Note 4, total expenses include amounts paid to related parties of $61.7 million and $101.5 million for the three months ended June 30, 2007 and 2006, respectively, and $115.7 million and $196.5 million for the six months ended June 30, 2007 and 2006, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,487.8	$1,421.7
Settlement assets	1,250.3	1,284.2
Property and equipment, net of accumulated depreciation of $231.3 and $213.1, respectively	192.9	176.1
Goodwill	1,647.2	1,648.0
Other intangible assets, net of accumulated amortization of $236.6 and $211.4, respectively	283.2	287.7
Other assets	466.3	503.4

Total assets	$5,327.7	$5,321.1

Liabilities and Stockholders’ (Deficiency)
Liabilities:
Accounts payable and accrued liabilities	$543.8	$554.8
Settlement obligations	1,249.0	1,282.5
Pension obligations	52.8	52.9
Deferred tax liability, net	263.8	274.8
Borrowings	3,155.8	3,323.5
Other liabilities	148.5	147.4

Total liabilities	5,413.7	5,635.9

Commitments and contingencies (Note 5)

Stockholders’ (Deficiency):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 772.7 shares and 772.0 shares issued, respectively	7.7	7.7
Capital deficiency	(410.2)	(437.1)
Retained earnings	570.7	208.0
Accumulated other comprehensive loss	(67.6)	(73.5)
Less treasury stock at cost, 8.6 shares and 0.9 shares, respectively	(186.6)	(19.9)

Total Stockholders’ (Deficiency)	(86.0)	(314.8)

Total Liabilities and Stockholders’ (Deficiency)	$5,327.7	$5,321.1

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$397.7	$438.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.7	16.2
Amortization	38.6	32.9
Deferred income tax provision	5.1	21.5
Realized gain on derivative instruments	—	(7.9)
Other non-cash items, net	28.2	18.9
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	24.6	(39.4)
Accounts payable and accrued liabilities	(17.8)	(10.4)
Other liabilities	(12.0)	11.4

Net cash provided by operating activities	487.1	481.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of contract costs	(9.7)	(79.9)
Capitalization of purchased and developed software	(15.2)	(2.0)
Purchases of property and equipment	(43.8)	(32.5)
Notes receivable issued to agents	(5.6)	(140.0)
Repayments of notes receivable issued to agents	10.9	—
Cash received on maturity of foreign currency forwards	—	7.9

Net cash used in investing activities	(63.4)	(246.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of commercial paper	(164.6)	—
Repayments of net borrowings under credit facilities	(3.0)	—
Proceeds from exercise of options	90.5	—
Purchase of treasury shares	(280.5)	—
Advances from affiliates of First Data	—	17.7
Repayments of notes payable to First Data	—	(100.0)
Additions to notes receivable from First Data	—	(7.5)

Net cash used in financing activities	(357.6)	(89.8)

Net change in cash and cash equivalents	66.1	145.6
Cash and cash equivalents at beginning of period	1,421.7	510.2

Cash and cash equivalents at end of period	$1,487.8	$655.8

Supplemental cash flow and non-cash activities information:
Interest paid (prior to the September 29, 2006 spin-off, amounts were paid primarily to First Data)	$93.2	$1.4
Income taxes paid (prior to the September 29, 2006 spin-off, amounts were paid primarily to First Data)	$200.5	$148.8

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

The Western Union business consists of the following segments:

•

Consumer-to-consumer—provides money transfer services between consumers, primarily through a global network of third-party agents using the Company’s multi-currency, real-time money transfer processing systems. This service is available for both international transfers—that is, the transfer of funds from one country to another and intra-country transfers—that is, money transfers from one location to another in the same country.

•

Consumer-to-business—processes payments from consumers to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies, which we refer to as “billers,” through Western Union’s network of third-party agents and various electronic channels. While the Company continues to pursue international expansion of its offerings in select markets, as demonstrated by the December 2006 acquisition of Servicio Electrónico de Pago S.A. and related entities (“SEPSA” or “Pago FácilSM ,” see Note 3), most of the segment’s revenue for the six months ended June 30, 2007 was generated in the United States.

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

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations. In addition, there are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of June 30, 2007, the amount of assets subject to these limitations totaled approximately $184 million.

Spin-off from First Data

On January 26, 2006, the First Data Board of Directors announced its intention to pursue the distribution of 100% of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate, through a tax-free distribution to First Data shareholders (the “Separation” or “Spin-off”). Effective on September 29, 2006, First Data completed the separation and the distribution of these businesses by distributing The Western Union Company common stock to First Data shareholders (the “Distribution”). Prior to the Distribution, the Company had been a segment of First Data.

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

The unaudited condensed consolidated financial statements in this quarterly report for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to the Company in connection with the Spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. The Historical Condensed Consolidated Statements of Income include expense allocations for certain corporate functions historically provided to Western Union by First Data, including treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on the relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. However, the financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future period as a result of the presentation described above and in part due to seasonality of certain business units.

All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of June 30, 2007 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The remaining provisions that will be adopted under SFAS No. 158 require a plan’s funded status to be measured as of the date of the employer’s fiscal year end. The Company will change its measurement date from September 30 to December 31 no later than 2008.

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

As of June 30, 2007, there were 10.2 million outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise. Of the 67.4 million outstanding options to purchase shares of common stock of the Company, over 60% are held by employees of First Data.

The following table provides the calculation of diluted weighted-average shares outstanding, and only considers the potential dilution for stock options, restricted stock awards and restricted stock units for the period subsequent to the Spin-off date of September 29, 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted-average shares	764.8	763.9	766.5	763.9
Common stock equivalents existing after the Spin-off	14.2	—	14.6	—

Diluted weighted-average shares outstanding	779.0	763.9	781.1	763.9

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Acquisitions and Disposals

In December 2006, the Company acquired SEPSA, which operates under the brand name Pago FácilSM, for a total purchase price of $69.8 million, less cash acquired of $3.0 million. Pago Fácil provides consumer-to-business payments and prepaid services in Argentina. Previously, the Company held a 25% interest in Pago Fácil, which was treated as an equity method investment. As a result of acquiring the additional 75% ownership, the Company’s entire investment in and results of operations of Pago Fácil have been included in the condensed consolidated financial statements since the acquisition date. The preliminary purchase price allocation resulted in $22.5 million of identifiable intangible assets, a significant portion of which were attributable to the Pago Fácil service mark, and acquired agent and biller relationships. The identifiable intangible assets were calculated based on the additional 75% ownership interest acquired, and are being amortized over two to 25 years. After adjusting the additional acquired net assets to fair value, goodwill of $49.0 million was recorded, substantially all of which amount is eligible for amortization for tax purposes across various jurisdictions. The purchase price allocation is preliminary and subject to change after the valuation of identifiable assets and certain other assets and liabilities is finalized.

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

Charges for functions historically provided to Western Union by First Data are primarily attributable to First Data’s performance of many shared services that the Company utilized prior to the Spin-off. Certain of these services continue to be provided through a transition services agreement as described below. In addition, prior to the Spin-off, the Company also participated in certain First Data insurance, benefit and incentive plans, and it received services directly related to the operations of its businesses such as call center services, credit card processing, printing and mailing. Services received after September 29, 2006 are discussed in the following paragraphs addressing the transition services and the commercial services agreements entered into with First Data. The Condensed Consolidated Statements of Income reflect charges from First Data and its affiliates for these services of $48.9 million and $97.1 million for the three and six months ended June 30, 2006, respectively. Included in this charge are amounts recognized for stock-based compensation expense, as well as net periodic benefit income associated with the Company’s pension plans.

The Company has entered into a transition services agreement with First Data pursuant to which First Data and Western Union are providing each other with a variety of services for a period of time following the Spin-off. Western Union and First Data have agreed to make each service available to the other on an as-needed basis for a period of time not to exceed one year following September 29, 2006, the date of the Spin-off. For the three and six months ended June 30, 2007, Western Union has been charged $2.8 million and $6.5 million, respectively, and has charged First Data $0.4 million and $0.8 million, respectively, under this agreement.

Western Union and First Data entered into a number of commercial services agreements in connection with the Spin-off whereby First Data is providing services to Western Union including producing and mailing cards and other material on behalf of Western Union, check printing services, check clearing and remittance processing services, lockbox and escheatment services, interactive voice response and maintenance support, transaction validation services, hosting and operating banking software in its data center, access to a risk management application, software development services and payroll card services. These agreements have terms ranging from one to six years. For the three and six months ended June 30, 2007, Western Union has been charged $14.9 million and $30.8 million, respectively, relating to these agreements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included in “Interest income from First Data, net” in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 was interest income of $12.8 million and $24.6 million, respectively, earned on notes receivable from First Data subsidiaries and interest expense of $0.8 million and $1.1 million, respectively, incurred on notes payable to First Data which were settled in connection with the Spin-off. Certain of the notes receivable were euro denominated, and as such, the Company had related foreign currency swap agreements to mitigate the foreign exchange impact to the Company on such notes. Included in “Foreign exchange effect on notes receivable from First Data, net” in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2006 are foreign exchange losses of $3.3 million and $4.1 million, respectively, from the revaluation of these euro denominated notes receivable and related foreign currency swap agreements.

The Company recognized commission revenues from IPS in connection with its money order business of $8.2 million and $7.7 million during the three months ended June 30, 2007 and 2006, respectively, and $16.1 million and $15.3 million during the six months ended June 30, 2007 and 2006, respectively.

First Data and Western Union entered into agreements beginning on September 29, 2006, the date of the Spin-off, with respect to subleasing certain properties to each other. All subleases, the majority of which are subject to renewal within the two years following the Spin-off date, are priced at levels reflecting either market rates or the pro-rata share of square footage utilized. As of June 30, 2007, First Data has subleased property to Western Union in various states and countries including Georgia, Japan, New Zealand and Ireland and Western Union has subleased property to First Data in California, Colorado, Georgia, Texas, Japan and South Africa. For the three and six months ended June 30, 2007, Western Union incurred rent expense of $0.3 million and $0.5 million, respectively, and has recognized sublease income from First Data of $0.4 million and $0.8 million, respectively, in connection with subleases entered into with First Data.

Other Related Party Transactions

The Company has ownership interests in certain of its agents, all of which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the three months ended June 30, 2007 and 2006 totaled $61.7 million and $52.6 million, respectively, and $115.7 million and $99.4 million for the six months ended June 30, 2007 and 2006, respectively.

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

On August 21, 2006, the Interregional Inspectorate No. 50 of the Federal Tax Service of the Russian Federation for the City of Moscow (“Tax Inspectorate”) issued a tax audit report to OOO Western Union MT East (“MT East”), an indirect wholly-owned subsidiary of the Company, asserting claims for the underpayment of Russian Value Added Taxes (“VAT”) related to the money transfer activities of MT East in Russia during 2003 and 2004. On October 24, 2006, the Tax Inspectorate issued its final decision for tax assessment and tax demand notices to MT East for approximately $20 million, including a 20% penalty and applicable interest to date, which assessment MT East challenged in the applicable Russian court. The court ruled in favor of MT East, holding that the services provided in Russia by MT East qualify as banking services which are not subject to VAT, and the Tax Inspectorate appealed this ruling. In April 2007, the appeals court issued a ruling dismissing the Tax Inspectorate’s appeal, leaving the lower court’s ruling in favor of MT East unchanged. The Tax Inspectorate has since filed a further appeal. As of June 30, 2007, the Company has not accrued any potential loss or associated penalties and interest based on the Company’s belief that such services qualify as banking services and are not subject to tax.

Western Union is subject to unclaimed or abandoned property (escheat) laws in the United States and abroad. These laws require the Company to remit to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time, such as unpaid money transfers. The Company holds property subject to escheat laws and the Company has an ongoing program to comply with the laws. The Company is subject to audits with regard to its escheatment practices.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

First Data completed the majority of its internal review in December 2005. As a result of that review, and in addition to amounts already recorded, the Company recognized an $8.2 million pretax charge, reflected in “Cost of Services” in the Consolidated Statements of Income, in the fourth quarter of 2005 for domestic and international escheatment liabilities (portions of this charge are not scheduled to be remitted until periods beyond 2007). Western Union and First Data have agreed that First Data will continue discussions with the ACS States and VDA States on behalf of Western Union and is authorized to settle the escheat liabilities within specified parameters. First Data, on behalf of Western Union, has entered into settlement agreements with a substantial majority of the ACS and VDA States and is in final discussions with the remaining jurisdictions. As of June 30, 2007, settlements have been consistent with the amounts previously recorded.

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

Settlement assets and obligations are comprised of the following (in millions):

	As of June 30, 2007	As of December 31, 2006
Settlement assets:
Cash and cash equivalents	$347.3	$348.8
Receivables from selling agents, net	748.1	781.2
Investment securities	154.9	154.2

	$1,250.3	$1,284.2

Settlement obligations:
Money transfer and payment services payables	$775.4	$714.5
Payables to agents	473.6	568.0

	$1,249.0	$1,282.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$204.5	$218.9	$397.7	$438.7
Unrealized loss on investment securities	(0.4)	(0.7)	(0.4)	(0.8)
Unrealized (loss)/gain on hedging activities	(0.8)	—	5.3	—
Minimum pension liability	0.1	—	0.1	—
Foreign currency translation adjustment	1.6	3.8	0.9	3.8

Total comprehensive income	$205.0	$222.0	$403.6	$441.7

8. Employee Benefit Plans

Defined Benefit Plans

FFMC’s acquisition of WUFSI in November 1994 included the assumption of $304.0 million of underfunded pension obligations related to two frozen defined benefit pension plans. Benefit accruals under these plans were frozen in 1988. No contributions were made by First Data or Western Union in 2006 or during the six months ended June 30, 2007. As part of the Distribution, Western Union is responsible for any remaining underfunded pension obligations. Western Union does not anticipate contributing to the plans during the remainder of 2007. A September 30 measurement date is used for the Company’s plans. However, pursuant to the provisions of SFAS No. 158, the Company will change its measurement date from September 30 to December 31 no later than 2008.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which requires the Company to recognize the funded status of its pension plans in its Consolidated Balance Sheets as of December 31, 2006 with a corresponding adjustment to “Accumulated other comprehensive loss,” net of tax. Due to the frozen status of the Company’s pension plans, the Company’s funded status of its pension plans was already reflected in its Consolidated Balance Sheets, and therefore, no such adjustment was required to “Pension obligations,” “Deferred tax liability, net” or “Accumulated other comprehensive loss” on adoption of SFAS No. 158.

The following table provides the components of net periodic benefit income for the defined benefit pension plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest costs	$(6.2)	$(6.2)	$(12.3)	$(12.4)
Expected return on plan assets	7.1	7.5	14.2	15.0
Amortization of unrecognized actuarial loss	(0.9)	(1.0)	(1.8)	(2.1)

Net periodic benefit income	$—	$0.3	$0.1	$0.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Derivative Financial Instruments

Foreign Currency Risk

The Company is exposed to risks of fluctuations in foreign currency exchange rates, primarily the euro, British pound and Canadian dollar, related to forecasted revenues and also on settlement assets and obligations. The Company’s policy is to minimize its exposure related to adverse changes in foreign currency exchange rates while prohibiting speculative or market-making activities. In February 2007, the Company revised certain guidelines related to its longer-term foreign currency forward contracts, which it designates as hedges, to allow the Company to use contracts with maturities of up to 36 months at inception to mitigate some of the risk related to forecasted revenues, with a targeted weighted-average maturity of approximately one year at any point in time. Prior to the Company revising its guidelines with respect to such longer-term foreign currency forward contracts, maturities at inception were generally one year or less.

The Company does not believe its derivative financial instruments designated as hedges exposes it to more than a nominal amount of credit risk as the counterparties are established, well-capitalized financial institutions with credit ratings of “A” or better from major rating agencies. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the hedge, on a quarterly basis and as circumstances warrant. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The Company’s exposures are in liquid currencies, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

The details of each designated hedging relationship are formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows, and effectiveness is continually evaluated on a retrospective and prospective basis. The Company assesses the effectiveness of its foreign currency forward contracts, used to mitigate some of the risks related to forecasted revenues, based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income. Changes in the fair value due to the interest rate differential between the two currencies, and all changes in the fair value during periods in which the instrument was not designated as a hedge, were excluded from the measurement of effectiveness and resulted in a $1.4 million and $3.1 million gain during the three and six months ended June 30, 2007, respectively. For all periods prior to September 29, 2006, the Company had no foreign currency derivatives that qualified as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”). As such, changes in the fair value of the Company’s foreign currency forward contracts prior to September 29, 2006, not utilized to offset foreign exchange rate fluctuations on settlement assets and settlement obligations, were reflected in “Derivative gains/(losses), net.”

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

The aggregate United States dollar equivalent notional amount of foreign currency forward contracts held by the Company with external third parties as of the balance sheet dates are as follows (in millions):

	June 30, 2007	December 31, 2006
Contracts not designated as hedges:
Euro	$278.3	$249.5
British pound	45.9	43.5
Other	9.6	51.1
Contracts designated as hedges:
Euro	533.6	333.9
British pound	108.0	73.2
Canadian dollar	28.7	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2007 and December 31, 2006, the carrying values and fair values of the Company’s foreign currency forward contracts with external third parties were net liabilities of $15.2 million and $12.2 million, respectively.

Interest Rate Risk

In October 2006, the Company executed forward starting interest rate swaps with a combined notional amount of $875.0 million to fix the interest rate in connection with an anticipated issuance of fixed rate debt securities expected to be issued between October 2006 and May 2007. The Company designated these derivatives as cash flow hedges of the variability in the cash outflows of interest payments on the first $875.0 million of the forecasted debt issuance due to changes in the benchmark interest rate. The swaps were expected to be highly effective in hedging the interest payments associated with the forecasted debt issuance as the terms of the hedges, including the life and notional amount, mirrored the probable issuance dates of the forecasted debt issuances, and statistical analyses of historical relationships indicated a high correlation between spot and forward swap rates for all possible issuance dates within the expected range of issuance dates.

In November 2006, the Company terminated these swaps in conjunction with the issuance of fixed rate notes due 2011 and 2036, by paying cash of approximately $18.6 million to the counterparties. The difference in the actual issuance date and the probable issuance date as stated in the Company’s hedge designation documentation resulted in ineffectiveness of $0.6 million, which was immediately recognized in “Derivative gains/(losses), net” in the Company’s Consolidated Statements of Income. No amounts were excluded from the measurement of effectiveness. The remaining $18.0 million loss was included in “Accumulated other comprehensive loss” and is being reclassified to “Interest expense” over the life of the related notes.

In June 2007, the Company entered into an interest rate swap with a notional amount of $75.0 million to effectively change the characteristic of its interest rate payments on a portion of its Notes due 2011 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage the mix of fixed and floating rates in the Company’s debt portfolio. The interest rate swap has a termination date of November 17, 2011, matching the maturity date of the hedged instrument. Additionally, the payment dates and coupon terms of the fixed portion of the swap exactly match those of the notes being hedged, and the rate on the floating portion of the swap resets every three months. Accordingly, the Company designated this derivative as a fair value hedge utilizing the short-cut method in SFAS No. 133, which permits an assumption of no ineffectiveness if these and other criteria are met. The carrying value and fair value of the hedge was a net liability of $0.2 million as of June 30, 2007. The offset to the change in fair value of the interest rate swap is reflected in the balance of the hedged instrument within the Company’s “Borrowings” in the Condensed Consolidated Balance Sheet and interest expense has been adjusted to include the effects of the accrued payments to be made and received under the swap.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes activity in “Accumulated other comprehensive loss” related to all derivatives designated as cash flow hedges (in millions):

Balance included in “Accumulated other comprehensive loss” at January 1, 2007	$(29.3)
Reclassification into earnings from “Accumulated other comprehensive loss”:
Revenue	8.1
Interest expense	0.8

Total reclassifications	8.9
Changes in fair value of derivatives, net of tax	(3.6)

Balance included in “Accumulated other comprehensive loss” at June 30, 2007	$(24.0)

There were no amounts in “Accumulated other comprehensive loss” relating to derivative financial instruments during the six months ended June 30, 2006, as the Company had no derivatives that qualified as hedges under SFAS No. 133.

10. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Short-term:

Commercial paper, weighted-average interest rate of 5.5%	$159.9	$324.6
Notes payable due January 2007	—	3.0

Long-term:
Floating rate notes, due 2008, interest at three month LIBOR plus 0.15% (5.5% at June 30, 2007 and December 31, 2006, respectively)	500.0	500.0
5.400% notes, net of discount, due 2011 (a)	999.0	999.0
5.930% notes, net of discount, due 2016	999.7	999.7
6.200% notes, net of discount, due 2036	497.2	497.2

Total borrowings	$3,155.8	$3,323.5

(a)	During the second quarter 2007, the Company entered into a $75.0 million interest rate swap related to these notes. For further information regarding the interest rate swap, refer to Note 9, “Derivative Financial Instruments.”

Exclusive of discounts, maturities of borrowings as of June 30, 2007 are $160.0 million in 2007, $500.0 million in 2008, $1.0 billion in 2011 and $1.5 billion thereafter. There are no contractual maturities on borrowings during 2009 and 2010.

The Company’s obligations with respect to its outstanding borrowings as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying this interpretation resulted in a reduction of $0.6 million to the January 1, 2007 balance of retained earnings.

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to its international operations, which were restructured in 2003. The Company’s tax reserves reflect what it believes to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. Any difference, including any changes in facts and circumstances, from the Company’s position as recorded in its financial statements and the final resolution of a tax issue will be reflected in the Company’s income tax expense in the period during which the issue is resolved.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements. The total amount of unrecognized tax benefits as of January 1, 2007, after giving effect to FIN 48, was $166.0 million, excluding interest and penalties. A substantial portion of these unrecognized tax benefits related to the 2003 restructuring of the Company’s international operations whereby the Company has benefited by having its income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $156.2 million as of January 1, 2007.

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

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the first two quarters is substantially attributable to such recurring accruals. As of June 30, 2007, the total amount of unrecognized tax benefits is a liability of $194.5 million, and the accrued liability for associated interest and penalties is $17.6 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $183.2 million as of June 30, 2007.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local or non-United States income tax examinations for years before 2002. The Internal Revenue Service (“IRS”) is conducting audits of the United States federal consolidated income tax returns of First Data for the years 2002 through 2004, which returns include the taxable results of the Company and its subsidiaries. The Company currently contemplates that the IRS will complete its audit report for the 2002 year during 2007, and for the 2003 and 2004 years during 2008. The Irish income tax returns of certain Company subsidiaries for the years 2003 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At June 30, 2007, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $972.9 million, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

Tax Allocation Agreement with First Data

Pursuant to a tax allocation agreement signed in connection with the Spin-off from First Data, the Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the Company, subsequent adjustments may occur as tax filings for such years are made with all applicable tax jurisdictions and such filings are finalized.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

12. Stock Compensation Plans

Conversion of First Data Awards

At the time of the Spin-off (see Note 1), First Data converted stock options, restricted stock awards and restricted stock units (collectively, “Stock-Based Awards”) on First Data stock held by Western Union and First Data employees. For Western Union employees, outstanding First Data Stock-Based Awards were converted to new Western Union Stock-Based Awards at a conversion ratio of 2.1955 Western Union Stock-Based Awards for every First Data Stock-Based Award held prior to the Spin-off. The conversion was based on the pre-distribution First Data closing price with due bills of $42.00 relative to the Western Union when-issued closing price of $19.13 on September 29, 2006. The new Western Union Stock-Based Awards maintained both the pre-conversion aggregate intrinsic value of each option and the ratio of the exercise price per share to the fair market value per share. For First Data employees, each First Data Stock-Based Award held prior to the Spin-off was converted into one replacement First Data Stock-Based Award and one Western Union Stock-Based Award, which maintained both the pre-conversion aggregate intrinsic value and the ratio of the exercise price per share to the fair market value per share.

Substantially all converted Stock-Based Awards are subject to the terms and conditions applicable to the original First Data Stock-Based Awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of Kohlberg Kravis Roberts & Co.’s proposed acquisition of First Data, which was recently approved by First Data’s shareholders, all unvested Western Union Stock-Based Awards (granted pursuant to the First Data’s stock based compensation plans) will vest. As of June 30, 2007, there was approximately $23 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested Stock-Based Awards held by Western Union employees that would become immediately recognized upon such a change in control of First Data.

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the six months ended June 30, 2007 is as follows (options and aggregate intrinsic value in millions). All awards have been adjusted to reflect the conversion ratio as of the date of the Spin-off, as all stock options prior to the Spin-off were options in First Data stock. Of the 67.4 million outstanding options to purchase common shares of the Company, over 60% are held by First Data employees.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2007
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	73.8	$17.84
Granted	0.4	21.85
Exercised	(5.7)	15.38
Cancelled / forfeited	(1.1)	20.01

Outstanding at June 30,	67.4	$18.04	6	$221.2

Western Union options exercisable at June 30,	52.8	$17.53	5	$206.8

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 were $39.7 million and $16.2 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units relating to Western Union and First Data employees for the six months ended June 30, 2007 is listed below (awards/units in millions). All restricted stock awards and units have been adjusted to reflect the conversion ratio as of the date of the Spin-off, as all restricted stock awards and units prior to the Spin-off were in First Data stock:

	Six Months Ended June 30, 2007
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	3.0	$19.80
Granted	—	21.84
Vested	(0.5)	20.43
Forfeited	(0.1)	19.68

Non-vested at June 30,	2.4	$19.61

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Condensed Consolidated Statements of Income resulting from stock options, restricted stock awards, restricted stock units and employee stock purchase plan (“ESPP”) rights for Western Union employees for the three and six months ended June 30, 2007 and 2006 (in millions). Although Western Union has not adopted an employee stock purchase plan, the Company’s employees were allowed to participate in First Data’s ESPP prior to the Spin-off. A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income before income taxes	$(7.1)	$(6.0)	$(15.9)	$(12.1)
Income tax benefit from stock-based compensation expense	2.0	1.9	4.9	3.6

Net income	$(5.1)	(4.1)	$(11.0)	$(8.5)

Earnings per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Included in stock-based compensation expense above for the three and six months ended June 30, 2006 is $3.0 million and $6.0 million, respectively, of allocated stock-based compensation related to employees of First Data who provided administrative services to the Company prior to the Spin-off.

The fair value of Western Union options granted subsequent to the Spin-off and First Data stock options and ESPP rights granted to Western Union employees prior to the Spin-off for the three and six months ended June 30, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options granted (post-spin grants):
Weighted average risk-free interest rate	4.61%	—	4.67%	—
Weighted average dividend yield	0.18%	—	0.18%	—
Volatility	24.49%	—	23.93%	—
Expected term (in years)	6.4	—	6.2	—
Weighted average fair value	$7	—	$7	—

Stock options granted (pre-spin grants):
Weighted average risk-free interest rate	—	5.0%	—	4.61%
Weighted average dividend yield	—	0.56%	—	0.58%
Volatility	—	22.2%	—	23.6%
Expected term (in years)	—	6.0	—	5.0
Weighted average fair value (pre-spin)	—	$14	—	$12

ESPP:
Weighted average risk-free interest rate	—	4.83%	—	4.77%
Weighted average dividend yield	—	0.55%	—	0.56%
Volatility	—	22.5%	—	23.0%
Expected term (in years)	—	0.25	—	0.25
Weighted average fair value (pre-spin)	—	$9	—	$9

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Segments

The Company classifies its businesses into two reportable segments: consumer-to-consumer and consumer-to-business. Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding where to allocate resources and in assessing performance.

•

The consumer-to-consumer reporting segment provides money transfer services between consumers, primarily through a global network of third-party agents using its multi-currency, real-time money transfer processing systems.

•

The consumer-to-business reporting segment provides payments from consumers to billers through a network of third-party agents and various electronic channels, including the telephone and the Internet. Most of the segment’s 2007 revenue was generated in the United States.

All businesses that have not been classified into consumer-to-consumer or consumer-to-business, primarily the Company’s money order and prepaid services businesses, and certain expenses incurred in connection with the Spin-off are reported as “Other.” The Company previously operated internet auction payments, messaging and international prepaid cellular top-up businesses. These three businesses, representing aggregated revenues in the three and six months ended June 30, 2006 of $0.9 million and $4.2 million, respectively, and operating (loss)/income before taxes of $(0.8) million and $0.1 million, respectively, were shut down or sold in 2005 and early 2006 and are included in “Other.” Due to the immaterial nature of these businesses, they have not been presented separately as discontinued operations.

Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Consumer-to-Consumer:
External revenue
Transaction fees	$811.8	$763.9	$1,563.0	$1,469.4
Foreign exchange revenue	185.4	164.6	351.7	308.9
Other revenues	9.6	8.5	18.4	15.5

	1,006.8	937.0	1,933.1	1,793.8
Consumer-to-Business:
External revenue
Transaction fees	160.4	146.4	329.2	297.7
Foreign exchange revenue	0.4	0.4	0.7	0.7
Other revenues	14.1	7.7	27.2	17.9

	174.9	154.5	357.1	316.3
Other:
External revenue
Transaction fees	9.2	11.4	19.3	24.5
Commission and other revenues	12.0	10.7	24.4	22.0
Internal revenue	—	—	—	0.9

	21.2	22.1	43.7	47.4
Eliminations	—	—	—	(0.9)

Total revenues	$1,202.9	$1,113.6	$2,333.9	$2,156.6

Operating income:
Consumer-to-Consumer	$262.0	$269.5	$500.7	$516.6
Consumer-to-Business	55.1	53.5	116.0	112.2
Other	5.6	3.4	10.6	10.3

Total operating income	$322.7	$326.4	$627.3	$639.1

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and generally can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “could,” “would,” “likely,” “intend” or “continue.” Readers of the Form 10-Q of The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under “Risk Factors” included within the Annual Report on Form 10-K for the year ended December 31, 2006. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate; the impact of our spin-off from First Data Corporation (“First Data”); changes in immigration laws, patterns and other factors related to immigrants; technological changes, particularly with respect to e-commerce; our ability to attract and retain qualified key employees; changes in foreign exchange rates, including the impact of foreign exchange spreads on money transfer transactions; adverse movements and volatility in debt and equity capital markets; changes in political conditions and related actions by the United States and abroad which may adversely affect the Company’s businesses and economic conditions as a whole; continued growth in the money transfer market and other markets in which we operate at rates approximating recent levels; implementation of agent contracts according to schedule; our ability to maintain our agent network; interruption of United States government relations with countries in which the Company has or is implementing material agent contracts; deterioration in consumers’ confidence in our business, or in money transfer providers generally; successfully managing credit and fraud risks from our agents and consumers; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; changes in domestic or foreign laws, rules and regulations as well as Internal Revenue Service or other governmental agencies’ interpretations thereof; changes in accounting standards, rules and interpretations; competing effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other nonbank money transfer services providers, including telecommunication providers, card associations and card-based payments providers; our ability to grow our core businesses; our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential patent infringement and other intellectual property claims; any material breach of security of or interruptions in any of our systems; mergers, acquisitions and integration of acquired businesses and technologies into the Company and the realization of anticipated synergies from these acquisitions; decisions to downsize, sell or close units or otherwise change the business mix; catastrophic events; and management’s ability to manage these and other risks.

Overview

We are a leading provider of money transfer services, operating in two business segments:

•

Consumer-to-consumer money transfer services, provided primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for both international transactions—that is, the transfer of funds from one country to another—and intra-country transfers—that is, money transfers from one location to another in the same country.

•

Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies (all sometimes referred to as “billers”) through our network of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in selected markets, as demonstrated by the December 2006 acquisition of Servicio Electrónico de Pago S.A. and related entities (“SEPSA” or “Pago FácilSM ”), most of the segment’s revenue for the six months ended June 30, 2007 was generated in the United States.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue for all periods presented.

Significant Financial and Other Highlights

Significant financial and other highlights for the three and six months ended June 30, 2007 include:

•	We generated $1,202.9 million and $2,333.9 million in total consolidated revenues, and $204.5 million and $397.7 million in consolidated net income, respectively.

•	We completed 41.7 million and 79.5 million consumer-to-consumer transactions worldwide, an increase of 14% over both comparable periods in the prior year.

•

We completed 99.3 million and 199.7 million consumer-to-business transactions, an increase of 67% and 65% over the comparable periods in the prior year, respectively. Excluding transactions attributable to Pago Fácil, consumer-to-business transactions increased 1% for the three and six months ended June 30, 2007 compared to the corresponding periods in 2006.

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

The Separation of Western Union from First Data

On January 26, 2006, the First Data Board of Directors announced its intention to pursue the distribution of 100% of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate, through a tax-free distribution to First Data shareholders. Effective on September 29, 2006, First Data completed the separation and the distribution of these businesses by distributing The Western Union Company common stock to First Data shareholders (the “Distribution”). Prior to the Distribution, our company had been a segment of First Data.

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

Adoption of FIN 48

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN 48, we recognized an increase in our liability for unrecognized tax benefits plus associated accrued interest and penalties of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

For additional information regarding the adoption of FIN 48, see Note 11 to the condensed consolidated financial statements.

Results of Operations

The following discussion for both consolidated results of operations and segment results refers to the three and six months ended June 30, 2007 compared to the same periods in 2006. Consolidated results of operations should be read in conjunction with segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between the Company’s segments have been eliminated.

Overview

The following table sets forth our results of operations for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(in millions, except per share amounts)
Revenues:
Transaction fees	$981.4	$921.7	6%	$1,911.5	$1,791.6	7%
Foreign exchange revenue	185.8	165.1	13%	352.4	309.6	14%
Commission and other revenues	35.7	26.8	33%	70.0	55.4	26%

Total revenues	1,202.9	1,113.6	8%	2,333.9	2,156.6	8%
Expenses:
Cost of services	687.9	595.6	15%	1,333.5	1,153.4	16%
Selling, general and administrative	192.3	191.6	—%	373.1	364.1	2%

Total expenses	880.2	787.2	12%	1,706.6	1,517.5	12%

Operating income	322.7	326.4	(1)%	627.3	639.1	(2)%
Interest expense	(46.8)	(0.3)	*	(94.8)	(0.7)	*
Interest income	19.1	7.2	*	38.6	12.7	*
Interest income from First Data, net	—	12.0	*	—	23.5	*
Derivative gains/(losses), net	1.4	(21.6)	*	3.1	(27.2)	*
Foreign exchange effect on notes receivable from First Data, net	—	(3.3)	*	—	(4.1)	*
Other income, net	1.8	3.4	*	6.1	5.4	*

Total other (expense)/income, net	(24.5)	(2.6)	*	(47.0)	9.6	*

Income before income taxes	298.2	323.8	(8)%	580.3	648.7	(11)%
Provision for income taxes	93.7	104.9	(11)%	182.6	210.0	(13)%

Net income	$204.5	$218.9	(7)%	$397.7	$438.7	(9)%
Earnings per share:
Basic	$0.27	$0.29	(7)%	$0.52	$0.57	(9)%
Diluted	$0.26	$0.29	(10)%	$0.51	$0.57	(11)%

Weighted-average diluted shares outstanding:
Basic	764.8	763.9		766.5	763.9
Diluted	779.0	763.9		781.1	763.9

*	Calculation not meaningful

The following provides highlights of revenue growth while a more detailed discussion is included in “Segment Discussion”:

Transaction fees and foreign exchange revenue

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion”. For the three and six months ended June 30, 2007 and 2006, transaction fees and foreign exchange revenue increased 7% and 8%, respectively, due to increased money transfers at existing agent locations primarily within our international business and, to a lesser extent, money transfers at new agent locations. In addition, our international business outside of the United States, continued to display strong transaction and revenue growth for the three and six months ended June 30, 2007. Pago Fácil, which is primarily included in our consumer-to-business segment, contributed $15.8 million and $30.9 million of revenue for the three and six months ended June 30, 2007, respectively. Excluding Pago Fácil, consolidated revenue growth was 7% during the three and six months ended June 30, 2007.

For the three and six months ended June 30, 2007, fluctuations in the exchange rate between the euro and the United States dollar resulted in a benefit to consumer-to-consumer revenue (which represents over 80% of our consolidated revenue) of $14.9 million and $34.2 million, respectively, over the previous comparable periods, net of foreign currency hedges, that would not have occurred had there been a constant exchange rate.

Our business continues to be impacted by the immigration debate in the United States. Beginning in the second quarter of 2006, the controversy about immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants created fear and distrust among some consumers, primarily Hispanic consumers, who send money from the United States to other countries (particularly Mexico and Latin America), and among some consumers who send money within the United States. In addition, some competitors lowered prices and foreign exchange spreads in certain markets. These and other issues, including market softness in the United States attributable to the slow down in the construction industry, continue to adversely impact our businesses.

In response to these factors we took targeted actions in the United States to tighten foreign exchange spreads, reduce fees, expand our lower-price next day service offerings and change our pricing bands to allow consumers to send more principal without an increase in fees. In addition, we have executed promotions and advertising campaigns, continued to build our distribution and intensified community outreach to help restore the Hispanic consumers’ confidence in Western Union. As a result of the initiatives described above, and the easier comparables as the year progresses, we expect improvement in United States originated transaction growth rates in the second half of 2007.

Domestic transaction rates declined (transactions between and within the United States and Canada) in the three and six months ended June 30, 2007 over the same periods in 2006, due in part to uncertainty created by the immigration debate described above. Also contributing to the decline was broader market softness in the United States and the decline in transactions initiated on our website, as described below. Domestic revenue growth rates declined more than transaction growth rates due in part to lower principal amounts sent and the fee reductions described above.

Transactions and revenues for money transfers initiated on our website declined for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Transactions and revenues were comparable during the six months ended June 30, 2007 versus the corresponding period in 2006. The decline in growth in United States originated transactions on our website is the result of tightened controls by card issuing banks and card associations in response to credit and debit card fraud in the United States. For further discussion, refer to “Consumer-to-Consumer Segment” below.

Mexico money transfer transactions (transactions to and from Mexico) grew for the three and six months ended June 30, 2007 compared to the same periods in 2006. Revenue in Mexico declined despite the increase in transaction growth for the three and six months ended June 30, 2007 compared to the same periods in 2006 driven by our tightening of foreign exchange spreads and the pricing actions described above.

Foreign exchange revenue increased for the three and six months ended June 30, 2007 over the corresponding periods in 2006, due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. The overall increase in foreign exchange revenue relating to the increase in cross-currency transactions was partially offset by tightened foreign exchange spreads.

Consistent with our strategic objective to build our brands, we intend to invest in targeted pricing decreases and actions to tighten foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. The cost of such pricing decreases and foreign exchange actions have averaged approximately 3% of our annual consolidated revenue over the last three years. We anticipate that full year 2007 pricing decreases and foreign exchange actions will be approximately 3.5% of consolidated revenue, an increase from last year.

Consumer-to-consumer segment revenue typically increases from the first quarter to the fourth quarter each year, and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related in part to holidays in various countries during the fourth quarter.

Commissions and other revenues

During the three and six months ended June 30, 2007, commission and other revenues increased over the corresponding periods in 2006 from higher investment income on higher money transfer and payment services settlement asset balances and higher enrollment fees from increased participation in our recurring mortgage payment service program.

Operating expenses overview

Incremental public company expenses of $9.8 million and $24.5 million for the three and six months ended June 30, 2007, respectively, are classified within operating expenses under the captions “cost of services” and “selling, general and administrative” in the condensed consolidated statements of income. Incremental public company expenses relate to staffing additions and related costs to replace First Data support, corporate governance, information technology, corporate branding and global public affairs, benefits and payroll administration, procurement, workforce reorganization, stock compensation, and other expenses related to being a stand-alone public company as well as recruiting and relocation expenses associated with hiring key management positions new to our company, other employee compensation expenses and temporary labor used to develop ongoing processes. These expenses are those in excess of amounts allocated to us by First Data prior to the spin-off or beyond amounts that we presume First Data would have allocated subsequent to the spin-off. We expect most of these expenses will continue to be incurred in future periods.

The following provides highlights of our operating expenses:

Cost of services

Cost of services as a percentage of revenue increased from 53% for the three and six months ended June 30, 2006 to 57% for the three and six months ended June 30, 2007. The majority of the increase in cost of services as a percentage of revenue in 2007 compared to the corresponding period in 2006 was attributable to the shift in our business mix reflecting stronger growth from our international business, which carries higher cost of services compared to our United States originated businesses which carry lower cost of services, and incremental public company expenses as further described above. The Pago Fácil business, which carries a lower margin than our existing consumer-to-business services, was also a factor contributing to the increase in cost of services.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) remained consistent for the three months ended June 30, 2007 compared to the corresponding period in 2006, despite higher costs incurred in 2007 related to the Pago Fácil business. Offsetting the impact to the growth in SG&A related to Pago Fácil during the three months ended June 30, 2007 were higher prior year costs incurred in the three months ended June 30, 2006 in connection with a consent agreement with the Arizona Department of Financial Institutions.

SG&A increased for the six months ended June 30, 2007 due to incremental public company expenses and costs associated with the inclusion of the Pago Fácil business. The impact to the growth in SG&A of these costs was offset by the higher prior year costs in the comparable period in 2006, as further described above.

Consistent with our strategic objective to build the Western Union brand, marketing related expenditures, principally classified within “selling, general and administrative” expenses, increased during both the three and six months ended June 30, 2007 compared to the corresponding periods in 2006. Marketing related expenditures were approximately 6.5% of consolidated revenue during all periods presented. Marketing related expenditures included advertising, events, loyalty programs and employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for pricing adjustments in order to best maximize the return on these investments. For further discussion regarding pricing decreases refer to the “Transaction fees and foreign exchange revenue” discussion within the consumer-to-consumer segment section.

Interest expense

Interest expense increased during the three and six months ended June 30, 2007 compared to the same periods in 2006, due to interest expense on our outstanding borrowings that arose in connection with the spin-off on September 29, 2006. Interest expense will be significantly higher in 2007 since the related borrowings will be outstanding for the full year 2007 compared to only the last quarter of 2006.

Interest income

Interest income increased during the three and six months ended June 30, 2007 compared to the corresponding periods in 2006 due to higher international cash balances resulting from the net cash received in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) on the spin-off date, and from cash generated through our international operations.

Interest income from First Data, net

Interest income from First Data, net consists of interest income earned on notes receivable from First Data, partially offset by interest expense incurred on notes payable to First Data. All notes receivable and payable were settled in connection with the spin-off on September 29, 2006, and accordingly, no such amounts were recognized during the three and six months ended June 30, 2007.

Derivative gains/(losses), net

Our foreign currency forward contracts that did not qualify as hedges under applicable derivative accounting rules were held primarily in the euro and British pound and had maturities of one year or less. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and therefore the unrealized gains and losses on these contracts were reflected within this line item in the consolidated statements of income prior to that date. Since these instruments were not designated to qualify for hedge accounting treatment, there was resulting volatility in our net income for the periods presented prior to September 29, 2006. For example, during the three and six months ended June 30, 2006, we had pre-tax derivative losses of $21.6 million and $27.2 million, respectively.

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

Foreign exchange effect on notes receivable from First Data, net

All euro denominated notes receivable with First Data, and related foreign currency swap agreements were settled in connection with the spin-off on September 29, 2006. Accordingly, no amounts related to the revaluation of such notes or related swaps were recorded during the three and six months ended June 30, 2007, explaining the decrease from the three and six months ended June 30, 2006. No such amounts will be recognized in future periods.

Other income, net

Changes in other income, net during the three and six months ended June 30, 2007 compared to the same period in 2006 are primarily attributable to fluctuations in equity earnings from equity method investments.

Income taxes

Our effective tax rates on pretax income were 31.4% and 31.5% for the three and six months ended June 30, 2007, respectively, and 32.4% for the three and six months ended June 30, 2006. The decrease in the effective tax rate in the three and six months ended June 30, 2007 compared to the previous corresponding quarters is the result of increased foreign derived taxable income which is taxed at lower rates than in the United States.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations, which were restructured in 2003. Our reserves reflect what we believe to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. Any difference, including any changes in facts and circumstances, from our position as recorded in our condensed consolidated financial statements and the final resolution of a tax issue will be reflected in our income tax expense in the period during which the issue is resolved. Such resolution could also affect our effective tax rate in future periods.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our financial statements. The total amount of unrecognized tax benefits as of January 1, 2007, after giving effect to the adoption of FIN 48, was $178.3 million, including accrued interest and penalties. A substantial portion of these unrecognized tax benefits related to the 2003 restructuring of our international operations, whereby we have benefited by having our income from certain foreign-to-foreign money transfer transactions taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of June 30, 2007, the total amount of unrecognized tax benefits is a liability of $212.1 million, including accrued interest and penalties.

Earnings per share

During the three months ended June 30, 2007, basic and diluted earnings per share were $0.27 and $0.26, respectively, and during the six months ended June 30, 2007, basic and diluted earnings per share were $0.52 and $0.51, respectively. All issued and outstanding shares of Western Union common stock, consisting of 100 shares, were held by First Data prior to September 29, 2006. Accordingly, for all periods presented prior to the spin-off date of September 29, 2006, basic and diluted earnings per share were computed using our basic shares outstanding as of the spin-off date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. As of June 30, 2007, there were 10.2 million outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise. Of the 67.4 million outstanding options to purchase shares of our common stock, over 60% are held by employees of First Data.

Diluted earnings per share decreased during the three and six months ended June 30, 2007 compared to the same periods in the prior year due to decreased net income and the increase in diluted shares outstanding, because prior to the September 29, 2006 spin-off date, there were no potentially dilutive instruments outstanding.

At the time of the spin-off, First Data converted stock options, restricted stock awards, and restricted stock units (collectively, “stock-based awards”) of First Data stock held by First Data and Western Union employees. Substantially all converted stock-based awards are subject to the terms and conditions applicable to the original First Data stock-based awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of Kohlberg Kravis Roberts & Co.’s proposed acquisition of First Data, which was recently approved by First Data’s shareholders, all unvested Western Union stock-based awards that were granted pursuant to the First Data’s stock based compensation plans will vest. As of June 30, 2007, there was approximately $23 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested Stock-Based Awards held by Western Union employees that would become immediately recognized upon such a change in control of First Data. In addition, depending upon stock option exercise activity as well as the fact that these stock-based awards, held by both Western Union and First Data employees, would be fully vested, our weighted-average diluted shares outstanding may increase.

Segment Discussion

We manage our business around the consumers we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are:

•

Consumer-to-consumer—provides money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for both international transactions—that is, the transfer of funds from one country to another and intra-country transfers—that is, money transfers from one location to another in the same country. Consumer-to-consumer revenue as a percentage of total revenue for the three months ended June 30, 2007 and 2006 was 84% and for the six months ended June 30, 2007 and 2006 was 83%.

•

Consumer-to-business—processes payments from consumers to billers through our networks of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in select markets, as demonstrated by our December 2006 acquisition of Pago Fácil, most of the segment’s 2007 revenue was generated in the United States. Consumer-to-business revenue as a percentage of total revenue for the three and six months ended June 30, 2007 was 15%, compared to 14% and 15% for the three and six months ended June 30, 2006, respectively.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue for all periods presented.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$811.8	$763.9	6%	$1,563.0	$1,469.4	6%
Foreign exchange revenue	185.4	164.6	13%	351.7	308.9	14%
Other revenues	9.6	8.5	13%	18.4	15.5	19%

Total revenues	$1,006.8	$937.0	7%	$1,933.1	$1,793.8	8%

Operating income	$262.0	$269.5	(3)%	$500.7	$516.6	(3)%
Operating income margin	26%	29%		26%	29%
Key indicators:
Consumer-to-consumer transactions	41.7	36.6	14%	79.5	69.9	14%

During the three and six months ended June 30, 2007, international, domestic and Mexico revenue, as defined in the following table, represented approximately 77%, 14% and 9% of our consumer-to-consumer revenue, respectively. The table below sets forth performance indicators for the consumer-to-consumer segment for the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Consumer-to-consumer transaction growth
International (a)	20%	20%
Domestic (b)	(5)%	(5)%
Mexico (c)	5%	4%
Consumer-to-consumer revenue growth
International (a)	14%	14%
Domestic (b)	(10)%	(11)%
Mexico (c)	(7)%	(7)%

(a)	Represents transactions between and within foreign countries (excluding Canada and Mexico), transactions originated in the United States or Canada and paid elsewhere, and transactions originated outside the United States or Canada and paid in the United States or Canada. Excludes all transactions between or within the United States and Canada and all transactions to and from Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the United States and Canada.
(c)	Represents all transactions to and from Mexico.

Transaction fees and foreign exchange revenue

Consumer-to-consumer money transfer revenue growth in the three and six months ended June 30, 2007 over the same periods in 2006 was driven by international revenue growth. Growth in international consumer-to-consumer revenue was offset by declining Mexico and domestic revenue in the three and six months ended June 30, 2007 compared to the same periods in 2006. The United States to Mexico, United States domestic and the United States outbound businesses were adversely impacted by the immigration debate and related activities in the United States. Beginning in the second quarter of 2006, this controversy about immigration and the changes in the approach of various government entities to the regulation of businesses that employ or sell to immigrants created fear and distrust among some consumers, primarily Hispanic consumers, who send money from the United States to other countries (particularly Mexico and Latin America), and among some consumers who send money within the United States. In addition, some competitors lowered prices and foreign exchange spreads in certain markets. These and other issues, including market softness in the United States attributable to the slow down in the construction industry, continue to adversely impact our businesses.

In response to these factors we took targeted actions in the United States to tighten foreign exchange spreads, reduce fees, expand our lower-price next day service offerings and change our pricing bands to allow consumers to send more principal without an increase in fees. In addition, we have executed promotions and advertising campaigns, continued to build our distribution and have intensified community outreach to help restore the Hispanic consumers’ confidence in Western Union. As a result of the initiatives described earlier, and the easier comparables as the year progresses, we expect improvement in United States originated transaction growth rates in the second half of 2007.

Actions by the Attorney General of the State of Arizona have added to the uncertainty with some of our consumers. Among other actions, the Arizona Attorney General seized money transfers intended for payout in Arizona in 2006, and seized money transfers originated in certain states other than Arizona and intended for payment in certain areas of Mexico. Western Union obtained an injunction preventing such seizures, and the Arizona Attorney General has appealed that injunction. In addition, the Arizona Attorney General has sought to obtain data about a large number of Western Union consumers outside of Arizona, which efforts Western Union has resisted in court. We believe that these events and the publicity they have created have led some consumers to avoid Western Union’s services. We continue to take measures to address these disputes.

International revenue growth of 14% in the three and six months ended June 30, 2007, compared to the same periods in 2006, resulted from increased volume of international money transfer transactions, which increased 20% in the three and six months ended

June 30, 2007. In addition, our international business outside of the United States, continued to display strong transaction and revenue growth for the three and six months ended June 30, 2007. The key strategic inbound markets of India and China continued to grow, with transactions in India increasing at approximately 76% and 84% for the three and six months ended June 30, 2007, respectively, and China transaction growth rates of approximately 22% and 24% for the three and six months ended June 30, 2007, respectively, compared to the corresponding periods in 2006. For the three and six months ended June 30, 2007, India and China combined represented approximately 5% of consolidated revenues.

Fluctuations in the exchange rate between the euro and the United States dollar have resulted in a benefit to consumer-to-consumer revenue of $14.9 million and $34.2 million for the three and six months ended June 30, 2007, respectively, over the corresponding periods in the prior year, net of foreign currency hedges, that would not have occurred had there been a constant exchange rate.

Domestic transactions declined in the three and six months ended June 30, 2007 over the same periods in 2006, due in part to uncertainty created by the immigration debate described above. Also contributing to the decline was broader market softness in the United States and the decline in transactions initiated on our website, as described below. Domestic revenue growth rates declined more than transaction growth rates due in part to lower principal amounts sent and the fee reductions described above.

Transactions and revenues for money transfers initiated on our website declined for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Transactions and revenues were comparable during the six months ended June 30, 2007 versus the corresponding period in 2006. The decline in growth in United States originated transactions on our website is the result of tightened controls by card issuing banks and card associations in response to credit and debit card fraud in the United States. These tightened controls were the result of the theft of consumer credit and debit card information from retailers, usually through database compromises. These compromises are not related to Western Union, but Western Union also tightened its controls in response to these issues. The tightened controls by Western Union, card issuing banks and card associations in response to this increased fraud has directly impacted our consumers’ ability to use their debit and credit cards to send money on our website decreasing the volume of transactions. Card issuing banks and card associations have begun to allow more consumer transactions to be processed on our website, in part in response to Western Union’s own increased scrutiny of these transactions. However, we anticipate transaction growth will continue to be impacted by consumer perceptions of their ability to transact on the site and the additional controls we implemented.

Mexico money transfer transactions grew for the three and six months ended June 30, 2007 compared to the same periods in 2006. Revenue in Mexico declined despite the increase to transaction growth in the three and six months ended June 30, 2007 compared to the same periods in 2006 driven by our tightening of foreign exchange spreads and the pricing actions described above.

Foreign exchange revenue increased for the three and six months ended June 30, 2007 compared to the same periods in the prior year due to an increase in the higher growth international business resulting in increased cross-currency transactions, partially offset by tightened foreign exchange rate spreads in selected markets.

Consistent with our strategic objective to build the Western Union brand, we intend to invest in targeted pricing decreases and actions to tighten foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such overall pricing decreases and foreign exchange actions have averaged approximately 3% of our annual consolidated revenue over the last three years. We anticipate that full year 2007 pricing decreases and foreign exchange actions will be approximately 3.5% of consolidated revenue, an increase from last year.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth in all periods presented was the growth in transactions at existing agent locations, the increased number of agent locations and marketing campaigns promoting Western Union services. The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated versus paid out as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and help ensure global distribution. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 312,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of June 30, 2007, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the last 12 months. In the developing regions of Asia and other areas where there are predominantly receive locations, more than 65% of locations experienced money transfer activity in the last 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

The consumer-to-consumer segment’s operating income decreased for the three and six months ended June 30, 2007 compared to the same periods in 2006. Operating income during the three and six months ended June 30, 2007 was impacted by a variety of factors including the ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated businesses. In addition, we recognized incremental public company expenses including salaries, benefits, equipment, supplies and other costs incurred in connection with operating as a separate public company, and are incremental to both costs allocated by First Data prior to the spin-off and presumed overhead allocations from First Data had we remained part of First Data.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$160.4	$146.4	10%	$329.2	$297.7	11%
Other revenues	14.5	8.1	79%	27.9	18.6	50%

Total revenues	$174.9	$154.5	13%	$357.1	$316.3	13%

Operating income	$55.1	$53.5	3%	$116.0	$112.2	3%
Operating income margin	32%	35%		32%	35%
Key indicators:
Consumer-to-business transactions	99.3	59.5	67%	199.7	120.7	65%

Revenues

Transaction and revenue growth in the three and six months ended June 30, 2007 compared to the same periods in 2006 resulted from the acquisition of Pago Fácil and growth in electronic bill payments.

In December 2006, we acquired the remaining 75% interest in Pago Fácil. Prior to the acquisition, we held a 25% interest in Pago Fácil. This acquisition contributed $15.8 million and $30.9 million in revenue for the three and six months ended June 30, 2007, respectively, of which $15.1 million and $29.7 million related to our consumer-to-business segment in the three and six months ended June 30, 2007, respectively. Transaction and revenue growth rates also benefited significantly from the acquisition of Pago Fácil. Revenue growth for the three and six months ended June 30, 2007 compared to the same periods in 2006, excluding Pago Fácil, was 3% and 4%, respectively. Transaction growth, excluding Pago Fácil, increased 1% during the three and six months ended June 30, 2007, compared to the same periods in 2006. We expect that Pago Fácil will continue to benefit revenue and transaction growth rates throughout 2007.

For the three and six months ended June 30, 2007, other consumer-to-business segment revenue increased compared to the corresponding period in 2006 due to higher investment income on settlement asset balances as well as higher enrollment fees from increased participation in our recurring mortgage payment service program.

Operating income

For the three and six months ended June 30, 2007, operating income increased at a slower rate than revenue growth. The acquisition of Pago Fácil generated additional operating income for the three and six months ended June 30, 2007, but at a lower operating margin than our existing consumer-to-business services. Additionally, the shift in the United States to electronic-based products, which have lower operating margins compared to cash-based products that have higher operating margins, negatively impacted operating income. Also negatively impacting operating income were incremental public company expenses.

Other

The following table sets forth other results for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(dollars in millions)
Revenues	$21.2	$22.1	(4)%	$43.7	$47.4	(8)%
Operating income	$5.6	$3.4	65%	$10.6	$10.3	3%
Operating income margin	26%	15%		24%	22%

Revenues

Our money order and prepaid services businesses, including certain prepaid services acquired through our acquisition of Pago Fácil, accounted for 100% of other revenue during 2007, compared to 95% and 89% for the three and six months ended June 30, 2006. These businesses are the only businesses classified in “Other.” We previously operated a messaging and an international prepaid cellular top-up business, which were shut down or disposed of in early 2006. The decrease in both the three and six month periods ended June 30, 2007 is due to declines in revenue from such shut down and disposed of businesses while revenues from our money order and prepaid services businesses grew modestly. We do not believe the announcement by First Data of its plan to exit its official check and money order business will have a significant impact on us, as First Data has indicated it will honor its money order processing contract with us through the initial contract term of 2011. We believe this provides us with adequate time to replace the services currently provided by First Data.

Operating Income

For the three and six months ended June 30, 2007, the increase in operating income was driven by operating income generated on our money order and prepaid services businesses, offset by incremental public company expenses. Aggregate operating (loss)/income related to the shut down or disposed of businesses for three and six months ended June 30, 2006, including a gain on the sale of assets related to our internet auction payments business previously shut down, was $(0.8) million and $0.1 million, respectively.

Capital Resources and Liquidity

At June 30, 2007, we have outstanding borrowings, which were incurred in connection with the spin-off from First Data, of $3,155.8 million, consisting of $159.9 million in commercial paper, $500.0 million in unsecured floating rate notes, and $2,495.9 million in unsecured fixed-rate notes with maturities ranging from 2011 to 2036. We also have a five-year $1.5 billion unsecured revolving credit facility, which is primarily used as a back up to our commercial paper program, with no outstanding borrowings as of June 30, 2007. In June 2007, we entered into a $75.0 million interest rate swap to change the characteristic of a portion of its interest rate payments from fixed-rate payments on its Notes due 2011 to a short-term LIBOR-based variable rate payment. The interest rate swap has a termination date of November 17, 2011, the maturity date of the hedged instrument. The objective of the hedge is to manage the mix of fixed and floating rates in our debt portfolio. We designated this derivative as a fair value hedge.

Historically, our primary source of liquidity was cash generated from our operating activities. We expect 2007 cash flows provided from operating activities to be approximately $1 billion, which is lower than 2006 due to significantly higher interest payments and incremental public company expenses as well as other anticipated working capital fluctuations, including increased expected income tax payments in 2007 due to an election to defer the payment of fourth quarter 2006 accrued United States federal income taxes to 2007. Taking into account the above factors, estimated annual incremental public company expenses, projected debt service in 2007, projected dividends, projected capital expenditures and projected stock repurchases of $300 to $400 million during the second half of 2007, we believe our cash flows and unused financing facilities will provide us with an adequate source of liquidity to meet the needs of our business.

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

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair market value. At June 30, 2007 and December 31, 2006, we held $1,487.8 million and $1,421.7 million in cash and cash equivalents, respectively.

At June 30, 2007 and December 31, 2006, $1,159.9 million and $942.1 million, respectively, of our cash and cash equivalents were held by foreign entities. The increase in cash and cash equivalents held by entities outside the United States is due to earnings in our international business, offset by dividends paid by certain foreign subsidiaries to a United States based parent. We currently plan to invest the majority of these funds through these foreign entities. Repatriating these funds to the United States would, in many cases, result in the incurrence of significant tax obligations as certain of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States.

The following discussion highlights our cash flow activities during the six months ended June 30, 2007 and 2006.

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)
(in millions)
Net income	$397.7	$438.7	$(41.0)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.7	16.2	6.5
Amortization	38.6	32.9	5.7
Deferred income tax provision	5.1	21.5	(16.4)
Realized gain on derivative instruments	—	(7.9)	7.9
Other non-cash items, net	28.2	18.9	9.3
Increase/(decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	24.6	(39.4)	64.0
Accounts payable and accrued liabilities	(17.8)	(10.4)	(7.4)
Other liabilities	(12.0)	11.4	(23.4)

Net cash provided by operating activities	$487.1	$481.9	$5.2

Cash provided by operating activities increased during the six months ended June 30, 2007 compared to the corresponding period in the prior year despite decreased net income from period to period. During the first six months of 2007, net cash provided by operating activities was positively impacted by working capital fluctuations, offset by increased tax payments and higher interest payments related to the debt incurred in connection with the spin-off as compared to the six month period ending June 30, 2006.

Other non-cash items for the six months ended June 30, 2007 include stock compensation expense, bad debt reserves and other non-cash items. The increase in depreciation and amortization expense in the six months ended June 30, 2007 compared to the corresponding period in 2006 reflects the execution of certain large strategic agent contracts being executed in 2006, and the transfer of certain fixed assets to Western Union by First Data in connection with the spin-off.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)
(in millions)
Capitalization of contract costs	$(9.7)	$(79.9)	$70.2
Capitalization of purchased and developed software	(15.2)	(2.0)	(13.2)
Purchases of property and equipment	(43.8)	(32.5)	(11.3)
Notes receivable issued to agents	(5.6)	(140.0)	134.4
Repayments of notes receivable issued to agents	10.9	—	10.9
Cash received on maturity of foreign currency forwards	—	7.9	(7.9)

Net cash used in investing activities	$(63.4)	$(246.5)	$183.1

Capital expenditures

Total aggregate payments capitalized for purchases of property and equipment, purchased and developed software and contract costs were $68.7 million and $114.4 million for the six months ended June 30, 2007 and 2006, respectively. Amounts capitalized for contract costs relate to initial payments for new and renewed agent contracts and vary depending on the timing of when new contracts are signed and existing contracts are renewed. The increases in purchased and developed software costs and purchases of property and equipment represent investments in our information technology infrastructure and the renovation of certain facilities. We estimate that capital expenditures in 2007 will be less than $200 million.

During the six months ended June 30, 2006, the property and equipment cash outflow was driven by the purchase of an office building. Also, in the first quarter of 2006, we executed certain large strategic agent contracts for which initial payments were made which drove the cash outflow for capitalized contract costs during the six months ended June 30, 2006.

Notes receivable issued to agents and repayments of notes receivable issued to agents

From time to time, we make advances and loans to agents. In the first quarter 2006, we signed a six year agreement with one of our existing agents which included a four year loan of $140.0 million to the agent, of which $20.0 million was repaid in 2006 and $10.2 million was repaid in the six month period ended June 30, 2007. The terms of the loan agreement require that a percentage of commissions earned by the agent (52% in 2007, 61% in 2008 and 64% in 2009) be withheld as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. The loan receivable was recorded in “Other assets” in our condensed consolidated balance sheet as of June 30, 2007. We impute interest on this below-market rate note receivable and have recorded this note net of a discount of $30.0 million as of June 30, 2007.

Cash received on maturity of foreign currency forwards

Amounts received or paid on maturity of our foreign currency forward contracts that do not qualify as hedges in accordance with applicable accounting rules have been classified in the condensed consolidated statements of cash flows as investing activities. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and accordingly, all realized gains and losses on these contracts have been reflected in investing activities prior to that date. On September 29, 2006, we established our foreign currency forward positions to qualify for cash flow hedge accounting. We do not anticipate future amounts to be reflected in investing activities related to foreign currency forwards. “Cash received on maturity of foreign currency forwards” does not include amounts realized on forward contracts intended to mitigate exposures on settlement activities of our money transfer business, which along with the realized gains and losses on the related settlement assets and obligations, are reflected in operating activities.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)
(in millions)
Net repayments of commercial paper	$(164.6)	$—	$(164.6)
Repayments of net borrowings under credit facilities	(3.0)	—	(3.0)
Proceeds from exercise of options	90.5	—	90.5
Purchase of treasury shares	(280.5)	—	(280.5)
Advances from affiliates of First Data	—	17.7	(17.7)
Repayments of notes payable to First Data	—	(100.0)	100.0
Additions to notes receivable from First Data	—	(7.5)	7.5

Net cash used in financing activities	$(357.6)	$(89.8)	$(267.8)

Net repayments of commercial paper

During November 2006, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. An initial borrowing under the commercial paper program of approximately $400 million was made in connection with the refinancing of a bridge loan executed to effect the spin-off from First Data, of which we subsequently repaid $75.4 million by the end of 2006 and $164.6 million during the six months ended June 30, 2007.

Repayments of net borrowings under credit facilities

During January 2007, we repaid $3.0 million in borrowings under a short-term fixed-rate promissory note outstanding as of December 31, 2006. Subsequent borrowings under similar notes were fully repaid before June 30, 2007.

Proceeds from exercise of options

Represents cash proceeds received related to the exercise of 5.7 million stock options during the six months ended June 30, 2007. Approximately 80% of the options exercised related to stock options held by First Data employees.

Purchase of treasury shares

In September 2006, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock on the open market through December 31, 2008. For the six months ended June 30, 2007, 13.0 million shares were repurchased for $280.5 million at an average cost of $21.65 per share. As of June 30, 2007, $699.5 million remains available under the share repurchase program. We intend to repurchase $300 to $400 million of our common stock during the second half of 2007.

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

Pension Plans

We have two frozen defined benefit plans that together were underfunded by $52.8 million as of June 30, 2007. In 2006 and for the six months ended June 30, 2007, we did not make a contribution to these plans, and currently do not anticipate contributing to these plans in 2007 since, based on current asset return calculations and minimum funding requirements, no such contribution is required.

Commitments

We had $55.4 million in outstanding letters of credit and bank guarantees at June 30, 2007 with expiration dates through 2012, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are held primarily in connection with lease arrangements and agent settlement agreements. We expect to renew the letters of credit and bank guarantees prior to their expiration in most circumstances.

In addition, as of June 30, 2007, our total amount of unrecognized income tax benefits is a liability of $212.1 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

There have not been any material changes to the methodology applied by management for critical accounting policies previously disclosed during the three months ended June 30, 2007. The methodology applied to management’s estimate for income tax contingencies changed during the six months ended June 30, 2007 due to the adoption of a new accounting pronouncement as described in “Adoption of FIN 48.”

Risk Management

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in the agents’ local currencies. We typically require the agent to obtain local currency to pay recipients. Thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. To mitigate this risk further, short-term foreign currency forward contracts, generally with maturities of less than two weeks, are utilized to offset foreign exchange rate fluctuations between transaction initiation and settlement. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency helping to further provide protection against currency fluctuations. Our policy is not to speculate in foreign currencies and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on transactions denominated primarily in the euro, British pound and Canadian dollar. In February 2007, we revised certain guidelines related to our longer-term foreign currency forward contracts, which we designate as hedges, to allow us to use contracts with maturities of up to 36 months at inception to mitigate some of the risk related to forecasted revenues, with a targeted weighted-average maturity of approximately one year at any point in time. Prior to revising our guidelines with respect to such longer-term foreign currency forward contracts, maturities at inception were generally one year or less. We expect that the extension of the maturity of certain of our hedges will provide additional predictability of future cash flows from our international operations and allow us to better manage and mitigate risks associated with changes in foreign currency exchange rates.

Prior to September 29, 2006, we did not have any derivative instruments that were designated as hedges under the provisions of SFAS No. 133. As a result, changes in the fair market value of our outstanding derivative instruments, which are impacted primarily by fluctuations in the euro, have been recognized in “derivative gains/(losses), net” in the condensed consolidated statement of income for all derivatives entered into prior to September 29, 2006. Since these instruments were not designated to qualify for hedge accounting treatment, there was resulting volatility in our net income for the periods presented prior to September 29, 2006. For example, during the six months ended June 30, 2006, we had pre-tax derivative losses of $27.2 million. On a go-forward basis, we anticipate significantly less volatility in our condensed consolidated statements of income.

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

Interest Rates

The majority of our interest bearing assets carry floating interest rates, and are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” Such assets classified as “cash and cash equivalents” are highly liquid investments with maturities of three months or less at the date of purchase and are readily convertible to cash. To the extent assets carrying floating interest rates are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short term interest rates.

In addition, a portion of our investments are fixed rate interest-bearing securities, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption. As interest rates rise, the fair market value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities. We have classified these investments as available-for-sale within settlement assets in the condensed consolidated balance sheets, and accordingly, recorded these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ deficiency on our condensed consolidated balance sheets.

As of June 30, 2007, $500.0 million of our total $3.2 billion in debt is based on floating interest rates, which is based on the three month LIBOR plus 15 basis points and is reset quarterly. Additionally, as of June 30, 2007, $159.9 million of our borrowings represented commercial paper with a weighted-average interest rate of approximately 5.5% and a weighted-average initial term of 7 days, and therefore, similar to our floating rate debt, is sensitive to changes in interest rates. We revised certain guidelines in February 2007 and have begun, through the use of derivatives designated as hedges, to increase the percent of floating rate debt, subject to market conditions. For example, during June 2007, the Company entered into an interest rate swap with a notional amount of $75.0 million to manage the mix of fixed and floating rates in the Company’s debt portfolio. Interest expense incurred in connection with these borrowings and related hedges will increase and decrease with changes in the underlying short-term interest rates. Our weighted-average interest rate on our borrowings, including our hedges, outstanding at June 30, 2007 was approximately 5.7%.

A hypothetical uniform 100 basis point increase in interest rates would result in a decrease to pre-tax income of approximately $7 million annually based on our borrowings on June 30, 2007 that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on June 30, 2007 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of $15 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of the quarter presented. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter presented, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Denver, Colorado

August 6, 2007

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors, described in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the second quarter:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2007	600,000	$21.55	600,000	$854.5
May 1 – May 31, 2007	5,717,900	$21.46	5,717,900	$731.8
June 1 – June 30, 2007	1,453,700	$22.21	1,453,700	$699.5

Total	7,771,600	$21.61	7,771,600

*	In September 2006, our Board of Directors authorized and publicly announced the plan to repurchase up to $1 billion of our common stock through December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual stockholders’ meeting on May 10, 2007. At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company for a three year term, (ii) approved The Western Union Company 2006 Long-Term Incentive Plan, (iii) approved The Western Union Company Senior Executive Annual Incentive Plan and (iv) ratified selection of auditors. The following directors’ terms of office continued after the meeting: Jack M. Greenberg, Alan J. Lacy, Linda Fayne Levinson, Roberto G. Mendoza, Mike Miles and Dennis Stevenson.

Proposal 1: Election of Directors.

Nominee	For	Withheld
Dinyar S. Devitre	628,287,563	66,613,211
Betsy D. Holden	628,321,151	66,579,623
Christina A. Gold	626,130,256	68,770,518

Proposal 2: Approval of The Western Union Company 2006 Long-Term Incentive Plan.

For	Against	Abstentions	Broker Non-Votes
635,054,610	53,324,631	6,521,533	—

Proposal 3: Approval of The Western Union Senior Executive Annual Incentive Plan.

For	Against	Abstentions	Broker Non-Votes
635,213,139	53,046,404	6,641,231	—

Proposal 4: Ratification of Selection of Auditors.

For	Against	Abstentions	Broker Non-Votes
676,482,696	12,898,407	5,519,671	—

Item 5.	Other Information

Approval of 2006 Long-Term Incentive Plan

On May 10, 2007, stockholders of The Western Union Company (the “Company”) approved the Company’s 2006 Long-Term Incentive Plan (“Amended and Restated LTIP”) pursuant to which the Company’s Compensation and Benefits Committee may award stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, bonus stock awards, performance grants, or any combination thereof to employees of the Company or its subsidiaries or affiliates and other individuals who perform services for the Company or its subsidiaries or affiliates. 120,000,000 shares of the Company’s common stock may be subject to awards under the Amended and Restated LTIP, subject to adjustment for changes in the capital stock of the Company. Of the share reserve, as of December 31, 2006, 69,013,620 shares represent First Data Corporation equity awards granted prior to the spin-off that were converted into Company equity awards at the time of the spin-off (and of these converted awards, 47,221,842 shares represent Company equity awards held by First Data Corporation employees and directors). This description of the Amended and Restated LTIP is qualified in its entirety by reference to the full text of the Amended and Restated LTIP, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is hereby incorporated herein by reference.

Approval of Senior Executive Annual Incentive Plan

On May 10, 2007, stockholders of the Company approved the Company’s Senior Executive Annual Incentive Plan (the “SEAIP”) pursuant to which the Company’s Compensation and Benefits Committee may grant annual cash incentive awards to the Company’s Chief Executive Officer and other senior executive officers. These awards are not expected to be subject to the limitation on deductions for federal income tax purposes in Section 162(m) of the Internal Revenue Code of 1986, as amended. Under the SEAIP each year, a bonus pool will be established equal to 3% of the Company’s operating income. No more than one-third of such bonus pool can be allocated to any participant, and the Compensation and Benefits Committee has the discretion to reduce participants’ bonuses to amounts lower than their respective share of the bonus pool. Pursuant to its power to exercise negative discretion, the Compensation and Benefits Committee selected revenue and corporate operating income objectives as performance measures for 2007. If the Company meets all target performance levels for 2007 as established by the Compensation and Benefits Committee of the Company, the expected target and maximum incentive awards for all executive officers as a group as of March 12, 2007 were $4,385,908 and $8,771,815, respectively. This description of the SEAIP is qualified in its entirety by reference to the full text of the SEAIP, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is hereby incorporated herein by reference.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2007	By	/s/ Scott T. Scheirman
Scott T. Scheirman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2007	By	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	The Western Union Company 2006 Long-Term Incentive Plan, as amended

10.2	The Western Union Company Senior Executive Annual Incentive Plan

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code