Form 10-Q
period 2007-09-30
Western Union CO
filed 2007-11-07
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 750,917,400 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Transaction fees	$1,019.7	$940.1	$2,931.2	$2,731.7
Foreign exchange revenue	203.2	169.0	555.6	478.6
Commission and other revenues	34.3	31.3	104.3	86.7

Total revenues	1,257.2	1,140.4	3,591.1	3,297.0
Expenses:
Cost of services	722.2	626.0	2,055.7	1,779.4
Selling, general and administrative	204.9	177.3	578.0	541.4

Total expenses*	927.1	803.3	2,633.7	2,320.8

Operating income	330.1	337.1	957.4	976.2
Interest expense	(47.1)	(1.2)	(141.9)	(1.9)
Interest income	20.3	8.1	58.9	20.8
Interest income from First Data, net	—	12.2	—	35.7
Derivative gains/(losses), net	2.0	5.4	5.1	(21.8)
Foreign exchange effect on notes receivable from First Data, net	—	14.2	—	10.1
Other income, net	1.6	4.1	7.7	9.5

Total other (expense)/income, net	(23.2)	42.8	(70.2)	52.4

Income before income taxes	306.9	379.9	887.2	1,028.6
Provision for income taxes	90.6	121.8	273.2	331.8

Net income	$216.3	$258.1	$614.0	$696.8

Earnings per share:
Basic	$0.29	$0.34	$0.80	$0.91
Diluted	$0.28	$0.34	$0.79	$0.91
Weighted-average shares outstanding:
Basic	757.5	763.9	763.6	763.9
Diluted	767.4	764.0	776.6	763.9

*	As further described in Note 4, total expenses include amounts paid to related parties of $64.7 million and $110.1 million for the three months ended September 30, 2007 and 2006, respectively, and $180.4 million and $306.6 million for the nine months ended September 30, 2007 and 2006, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$1,669.0	$1,421.7
Settlement assets	1,411.5	1,284.2
Property and equipment, net of accumulated depreciation of $243.7 and $213.1, respectively	199.2	176.1
Goodwill	1,639.6	1,648.0
Other intangible assets, net of accumulated amortization of $219.3 and $211.4, respectively	308.3	287.7
Other assets	457.7	503.4

Total assets	$5,685.3	$5,321.1

Liabilities and Stockholders’ (Deficiency)
Liabilities:
Accounts payable and accrued liabilities	$659.1	$554.8
Settlement obligations	1,409.8	1,282.5
Pension obligations	52.7	52.9
Deferred tax liability, net	258.8	274.8
Borrowings	3,272.6	3,323.5
Other liabilities	178.7	147.4

Total liabilities	5,831.7	5,635.9
Commitments and contingencies (Note 5)
Stockholders’ (Deficiency):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 772.7 shares and 772.0 shares issued, respectively	7.7	7.7
Capital deficiency	(380.2)	(437.1)
Retained earnings	776.2	208.0
Accumulated other comprehensive loss	(88.2)	(73.5)
Less treasury stock at cost, 22.8 shares and 0.9 shares, respectively	(461.9)	(19.9)

Total Stockholders’ (Deficiency)	(146.4)	(314.8)

Total Liabilities and Stockholders’ (Deficiency)	$5,685.3	$5,321.1

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$614.0	$696.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35.7	24.8
Amortization	56.5	50.4
Deferred income tax provision	2.2	19.5
Realized gain on derivative instruments	—	(4.1)
Stock compensation expense	45.6	16.3
Other non-cash items, net	21.5	18.6
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	28.7	(37.1)
Accounts payable and accrued liabilities	95.9	(6.4)
Other liabilities	(16.8)	(1.2)

Net cash provided by operating activities	883.3	777.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of contract costs	(36.1)	(106.7)
Capitalization of purchased and developed software	(21.7)	(8.4)
Purchases of property and equipment	(64.5)	(42.5)
Notes receivable issued to agents	(5.9)	(140.0)
Repayments of notes receivable issued to agents	16.2	12.8
Cash received on maturity of foreign currency forwards	—	4.1

Net cash used in investing activities	(112.0)	(280.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of commercial paper	(49.7)	—
Net (repayments)/proceeds from net borrowings under credit facilities	(3.0)	100.0
Proceeds from issuance of debt	—	2,400.0
Proceeds from exercise of options	109.5	—
Purchase of treasury shares	(580.8)	—
Dividends to First Data	—	(2,953.9)
Advances from affiliates of First Data	—	160.2
Repayments of notes payable to First Data	—	(154.5)
Repayments of notes receivable from First Data	—	776.2
Additions to notes receivable from First Data	—	(7.5)

Net cash (used in)/provided by financing activities	(524.0)	320.5

Net change in cash and cash equivalents	247.3	817.4
Cash and cash equivalents at beginning of period	1,421.7	510.2

Cash and cash equivalents at end of period	$1,669.0	$1,327.6

Supplemental cash flow and non-cash activities information:
Interest paid (prior to the September 29, 2006 spin-off, amounts were paid primarily to First Data)	$103.8	$3.1
Income taxes paid (prior to the September 29, 2006 spin-off, amounts were paid primarily to First Data)	$242.8	$236.1
Notes issued in conjunction with dividend to First Data, net of debt issuance costs and discount	$—	$995.1
Net liabilities and (assets) transferred from First Data in connection with the September 29, 2006 spin-off	$—	$148.2

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

•

Consumer-to-business—processes payments from consumers to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies, refered to as “billers,” through Western Union’s network of third-party agents and various electronic channels. While the Company continues to pursue international expansion of its offerings in select markets, as demonstrated by the December 2006 acquisition of Servicio Electrónico de Pago S.A. and related entities (“SEPSA” or “Pago FácilSM ,” see Note 3), most of the segment’s revenue for the nine months ended September 30, 2007 was generated in the United States.

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

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations. In addition, there are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of September 30, 2007, the amount of net assets subject to these limitations totaled approximately $201 million.

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

The unaudited condensed consolidated financial statements in this quarterly report for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to the Company in connection with the Spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. The historical Condensed Consolidated Statements of Income include expense allocations for certain corporate functions historically provided to Western Union by First Data, including treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. Where possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on the relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. However, the financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented.

Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future period as a result of the presentation described above and in part due to seasonality of certain business units.

All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2007 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company reclassified interest income and interest expense related to third parties from “Other income, net” to “Interest income” and “Interest expense” to disclose it separately on the face of the Condensed Consolidated Statements of Income. These reclassifications had no impact on the consolidated financial position, results of operations or cash flows provided from operations as previously reported.

New Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007 (see Note 11).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of SFAS No. 157; however, the Company does not expect the impact to be significant to its consolidated financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159; however, the Company does not expect the impact to be significant to its consolidated financial position, results of operations and cash flows.

2. Earnings Per Share

The calculation of basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Prior to September 29, 2006, all outstanding shares of Western Union were owned by First Data. Accordingly, for all periods prior to the completion of the Distribution on September 29, 2006, basic and diluted earnings per share are computed using Western Union’s shares outstanding as of that date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock have vested and shares have been transferred in settlement of stock unit awards.

As of September 30, 2007, there were 10.8 million outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise. Of the 65.8 million outstanding options to purchase shares of common stock of the Company, over 60% are held by employees of First Data.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the calculation of diluted weighted-average shares outstanding, and only considers the potential dilution for stock options, restricted stock awards and restricted stock units for the period subsequent to the Spin-off date of September 29, 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted-average shares	757.5	763.9	763.6	763.9
Common stock equivalents	9.9	0.1	13.0	—

Diluted weighted-average shares outstanding	767.4	764.0	776.6	763.9

3. Acquisitions and Disposals

During October 2007, the Company entered into agreements totaling $18.3 million to convert its non-participating interest in an agent to a fully participating 49% equity interest and to extend the agent relationship at more favorable commission rates to Western Union. As a result, the Company will now earn a pro-rata share of profits and will have enhanced voting rights. The Company also has the right to add additional agent relationships in Singapore.

During October 2007, the Company completed an agreement to acquire a 25% ownership interest in an agent in Jamaica and to extend the term of the agent relationship for $29.0 million.

In December 2006, the Company acquired SEPSA, which operates under the brand name Pago FácilSM, for a total purchase price of $69.8 million, less cash acquired of $3.0 million. Pago Fácil provides consumer-to-business payments and prepaid services in Argentina. Previously, the Company held a 25% interest in Pago Fácil, which was treated as an equity method investment. As a result of acquiring the additional 75% ownership, the Company’s entire investment in and results of operations of Pago Fácil have been included in the condensed consolidated financial statements since the acquisition date. The purchase price allocation, which is substantially complete, resulted in $28.1 million of identifiable intangible assets, a significant portion of which were attributable to the Pago Fácil service mark, and acquired agent and biller relationships. The identifiable intangible assets were calculated based on the additional 75% ownership interest acquired, and are being amortized over two to 25 years. After adjusting the additional acquired net assets to fair value, goodwill of $44.6 million was recorded, substantially all of which is eligible for amortization for tax purposes across various jurisdictions.

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

Charges for functions historically provided to Western Union by First Data are primarily attributable to First Data’s performance of many shared services that the Company utilized prior to the Spin-off. Certain of these services were provided through a transition services agreement through September 29, 2007, as described below. Services received after September 29, 2006 are discussed in the following paragraphs addressing the transition services and the commercial services agreements entered into with First Data. In addition, prior to the Spin-off, the Company also participated in certain First Data insurance, benefit and incentive plans, and it received services directly related to the operations of its businesses such as call center services, credit card processing, printing and mailing. The Condensed Consolidated Statements of Income reflect charges from First Data and its affiliates for these services of $55.3 million and $152.4 million for the three and nine months ended September 30, 2006, respectively. Included in this charge are amounts recognized for stock-based compensation expense, as well as net periodic benefit income associated with the Company’s pension plans.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into a transition services agreement with First Data pursuant to which First Data and Western Union provided each other with a variety of services for a period of time following the Spin-off. Western Union and First Data agreed to make each service available to the other on an as-needed basis for a period of time not to exceed one year following September 29, 2006, the date of the Spin-off. Effective September 29, 2007, the transition services agreement expired. For the three and nine months ended September 30, 2007, Western Union was charged $1.2 million and $7.7 million, respectively, and charged First Data $0.1 million and $0.9 million, respectively, under this agreement.

Western Union and First Data entered into a number of commercial services agreements in connection with the Spin-off whereby First Data is providing services to Western Union including producing and mailing credit, debit and stored value cards and other material on behalf of Western Union, check printing and clearing services, remittance processing, lockbox and escheatment services, interactive voice response and maintenance support, transaction validation services, hosting and operating banking software in its data center, access to a risk management application, software development services, and payroll card services. These agreements have terms ranging from one to six years. For the three and nine months ended September 30, 2007, Western Union has been charged $15.0 million and $45.8 million, respectively, relating to these agreements.

Included in “Interest income from First Data, net” in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 was interest income of $12.8 million and $37.4 million, respectively, earned on notes receivable from First Data subsidiaries and interest expense of $0.6 million and $1.7 million, respectively, incurred on notes payable to First Data which were settled in connection with the Spin-off. Certain of the notes receivable were euro denominated, and as such, the Company had related foreign currency swap agreements to mitigate the foreign exchange impact to the Company on such notes. Included in “Foreign exchange effect on notes receivable from First Data, net” in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2006 are foreign exchange gains of $14.2 million and $10.1 million, respectively, from the revaluation of these euro denominated notes receivable and related foreign currency swap agreements.

The Company recognized commission revenues from IPS in connection with its money order business of $8.5 million and $8.3 million during the three months ended September 30, 2007 and 2006, respectively, and $24.6 million and $23.6 million during the nine months ended September 30, 2007 and 2006, respectively. As described in Note 1, IPS is a wholly owned subsidiary of First Data. Western Union operates as an agent for IPS in connection with the issuance of Western Union branded money orders.

First Data and Western Union entered into agreements beginning on September 29, 2006, the date of the Spin-off, to lease or sublease certain properties to each other. All such arrangements, the majority of which are subject to renewal within the two years following the Spin-off date, are priced at levels reflecting either market rates or the pro-rata share of square footage utilized. As of September 30, 2007, First Data has provided property to Western Union in various states and countries including Georgia, New Zealand and Ireland, and Western Union has provided property to First Data in California, Colorado, Georgia, Texas, and South Africa. For the three and nine months ended September 30, 2007, Western Union incurred rent expense of $0.3 million and $0.8 million, respectively, and has recognized sublease income from First Data of $0.4 million and $1.2 million, respectively, in connection with these arrangements entered into with First Data.

Other Related Party Transactions

The Company has ownership interests in certain of its agents, all of which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the three months ended September 30, 2007 and 2006 totaled $64.7 million and $54.8 million, respectively, and $180.4 million and $154.2 million for the nine months ended September 30, 2007 and 2006, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On August 21, 2006, the Interregional Inspectorate No. 50 of the Federal Tax Service of the Russian Federation for the City of Moscow (“Tax Inspectorate”) issued a tax audit report to OOO Western Union MT East (“Western Union MT East”), an indirect wholly-owned subsidiary of the Company, asserting claims for the underpayment of Russian Value Added Taxes (“VAT”) related to the money transfer activities of Western Union MT East in Russia during 2003 and 2004. On October 24, 2006, the Tax Inspectorate issued its final decision for tax assessment and tax demand notices to Western Union MT East for approximately $20 million, including a 20% penalty and applicable interest to date. The assessment was challenged at successive levels within the Russian courts, and all such courts have ruled in favor of Western Union MT East, holding that the services provided in Russia by Western Union MT East qualify as banking services which are not subject to VAT. The Tax Inspectorate may file a further appeal to the Russian supreme court but has not yet done so, and has the ability to assert the same position in subsequent tax years since decisions of Russian courts are not viewed as binding precedents by the Russian tax authorities. As of September 30, 2007, the Company has not accrued any potential loss or associated penalties and interest for this matter based on the Company’s belief that such services qualify as banking services and are not subject to tax.

Western Union is subject to unclaimed or abandoned property (escheat) laws in the United States and abroad. These laws require the Company to remit to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time, such as unpaid money transfers. The Company holds property subject to escheat laws and the Company has an ongoing program to comply with such laws. The Company is subject to audits with regard to its escheatment practices.

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

First Data completed the majority of its internal review in December 2005. As a result of that review, and in addition to amounts already recorded, the Company recognized an $8.2 million pretax charge, reflected in “Cost of services” in the Consolidated Statements of Income, in the fourth quarter of 2005 for domestic and international escheatment liabilities (portions of this charge are not scheduled to be remitted until periods beyond 2007). Western Union and First Data have agreed that First Data will continue discussions with the ACS States and VDA States on behalf of Western Union and is authorized to settle the escheat liabilities within specified parameters. First Data, on behalf of Western Union, has entered into settlement agreements with nearly all of the ACS and VDA States and is in final discussions with the remaining jurisdictions. As of September 30, 2007, settlements have been consistent with the amounts previously accrued.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Settlement Assets and Settlement Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and payment services. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements. The difference in the aggregate amount of settlement assets and obligations is due to cumulative unrealized net investment gains and losses.

Settlement assets and obligations are comprised of the following (in millions):

	As of September 30, 2007	As of December 31, 2006
Settlement assets:
Cash and cash equivalents	$378.3	$348.8
Receivables from selling agents, net	879.1	781.2
Investment securities	154.1	154.2

	$1,411.5	$1,284.2

Settlement obligations:
Money transfer and payment services payables	$841.8	$714.5
Payables to agents	568.0	568.0

	$1,409.8	$1,282.5

Investment securities consist primarily of high-quality state and municipal debt instruments. All of the Company’s investment securities were marketable securities during all periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state regulations. Western Union does not hold financial instruments for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value, substantially all of which are based on market quotations. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high quality investments. At September 30, 2007, all investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. As of September 30, 2007 and December 31, 2006, gross unrealized gains were $1.8 million and $1.9 million, respectively, offset by gross unrealized losses of $0.1 million as of both September 30, 2007 and December 31, 2006.

7. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$216.3	$258.1	$614.0	$696.8
Unrealized gain/(loss) on investment securities	0.3	0.4	(0.1)	(0.4)
Unrealized (loss)/gain on hedging activities	(23.1)	0.1	(17.8)	0.1
Minimum pension liability	—	—	0.1	—
Foreign currency translation adjustment	2.2	3.2	3.1	7.0

Total comprehensive income	$195.7	$261.8	$599.3	$703.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Employee Benefit Plans

Defined Benefit Plans

The Company has two frozen defined benefit pension plans for which it has recorded a pension obligation of $52.7 million as of September 30, 2007. No contributions were made to these plans by First Data or Western Union in 2006 or during the nine months ended September 30, 2007. As part of the Distribution, Western Union is responsible for any remaining underfunded pension obligations. Western Union does not anticipate contributing to the plans during the remainder of 2007. A September 30 measurement date is used for the Company’s plans. However, pursuant to the provisions of SFAS No. 158, the Company will change its measurement date from September 30 to December 31 no later than 2008.

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

The following table provides the components of net periodic benefit income for the defined benefit pension plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest costs	$(6.2)	$(6.2)	$(18.5)	$(18.6)
Expected return on plan assets	7.2	7.5	21.4	22.4
Amortization of unrecognized actuarial loss	(0.9)	(1.1)	(2.7)	(3.2)

Net periodic benefit income	$0.1	$0.2	$0.2	$0.6

9. Derivative Financial Instruments

Foreign Currency Risk

The Company is exposed to risks of fluctuations in foreign currency exchange rates, primarily the euro, British pound and Canadian dollar, related to forecasted revenues, settlement assets and obligations and certain foreign currency denominated cash positions. The Company’s policy is to minimize its exposure related to changes in foreign currency exchange rates while not participating in speculative or market-making activities. In February 2007, the Company revised certain guidelines related to its longer-term foreign currency forward contracts, which it designates as hedges, to allow the Company to use contracts with maturities of up to 36 months at inception to mitigate some of the risk related to forecasted revenues, with a targeted weighted-average maturity of approximately one year at any point in time. Prior to the Company revising its guidelines with respect to such longer-term foreign currency forward contracts, maturities at inception were generally one year or less.

The Company does not believe its derivative financial instruments designated as hedges expose it to more than a nominal amount of credit risk as the counterparties are established, well-capitalized financial institutions with credit ratings of “A” or better from major rating agencies. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the hedge, on a quarterly basis and as circumstances warrant. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The Company’s exposures are in liquid currencies, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The details of each designated hedge are documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows, and effectiveness is continually evaluated on a retrospective and prospective basis. The Company assesses the effectiveness of its foreign currency forward contracts, used to mitigate some of the risks related to forecasted revenues, based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income. Changes in the fair value due to the interest rate differential between the two currencies, and all changes in the fair value during periods in which the instrument was not designated as a hedge, were excluded from the measurement of effectiveness and resulted in a $2.0 million and $5.1 million gain during the three and nine months ended September 30, 2007, respectively. For all periods prior to September 29, 2006, the Company had no foreign currency derivatives that qualified as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”). As such, changes in the fair value of the Company’s foreign currency forward contracts prior to September 29, 2006, not utilized to offset foreign exchange rate fluctuations on settlement assets and obligations, were reflected in “Derivative gains/(losses), net.”

The Company uses short-term foreign currency forward contracts, generally with maturities of less than two weeks, to offset foreign exchange rate fluctuations on settlement assets and obligations between transaction initiation and settlement. In addition, forward contracts, typically with terms of three months at inception, are utilized to offset foreign exchange rate fluctuations on certain euro denominated cash positions. As such, changes in the fair value of such forward contracts are included in operating expenses consistent with foreign exchange rate fluctuations on the related settlement assets, obligations and cash positions.

The aggregate United States dollar equivalent notional amount of foreign currency forward contracts held by the Company with external third parties as of the balance sheet dates are as follows (in millions):

	September 30, 2007	December 31, 2006
Contracts not designated as hedges:
Euro	$293.5	$249.5
British pound	47.9	43.5
Other	14.6	51.1
Contracts designated as hedges:
Euro	$568.4	$333.9
British pound	106.6	73.2
Canadian dollar	96.6	—

As of September 30, 2007 and December 31, 2006, the carrying values and fair values of the Company’s foreign currency forward contracts with external third parties were net liabilities of $46.1 million and $12.2 million, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2006, the Company terminated these swaps in conjunction with the issuance of fixed rate notes due 2011 and 2036, by paying cash of $18.6 million to the counterparties. The difference in the actual issuance date and the probable issuance date as stated in the Company’s hedge designation documentation resulted in ineffectiveness of $0.6 million, which was immediately recognized in “Derivative gains/(losses), net” in the Company’s Consolidated Statements of Income. No amounts were excluded from the measurement of effectiveness. The remaining $18.0 million loss was included in “Accumulated other comprehensive loss” and is being reclassified to “Interest expense” over the life of the related notes.

In June 2007, the Company entered into an interest rate swap with a notional amount of $75.0 million to effectively change the characteristic of its interest rate payments on a portion of its notes due 2011 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage the mix of fixed and floating rates in the Company’s debt portfolio. The interest rate swap has a termination date of November 17, 2011, matching the maturity date of the hedged instrument. Additionally, the payment dates and coupon of the fixed portion of the swap match the contractual terms specified in the notes being hedged, and the rate on the floating portion of the swap resets every three months. Accordingly, the Company designated this derivative as a fair value hedge utilizing the short-cut method in SFAS No. 133, which permits an assumption of no ineffectiveness if these and other criteria are met. The carrying value and fair value of the hedge was a net asset of $1.6 million as of September 30, 2007. The offset to the change in fair value of the interest rate swap is reflected in the balance of the hedged instrument within the Company’s “Borrowings” in the Condensed Consolidated Balance Sheet and interest expense has been adjusted to include the effects of the accrued payments to be made and received under the swap.

The following table summarizes activity in “Accumulated other comprehensive loss” related to all derivatives designated as cash flow hedges (in millions):

Balance included in “Accumulated other comprehensive loss” at January 1, 2007	$(29.3)
Reclassification into earnings from “Accumulated other comprehensive loss”:
Revenue	14.5
Interest expense	1.1

Total reclassifications	15.6
Changes in fair value of derivatives, net of tax	(33.4)

Balance included in “Accumulated other comprehensive loss” at September 30, 2007	$(47.1)

On September 29, 2006, the Company entered into new derivative contracts in accordance with its revised foreign currency derivatives and hedging processes, which were designated and qualify as cash flow hedges under SFAS No. 133. Due to the short duration between execution of these contracts and the balance sheet date of September 30, 2006, changes in fair value of these derivative instruments were not significant.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2007	December 31, 2006
Short-term:
Commercial paper, weighted-average interest rate of 5.5%	$274.9	$324.6
Notes payable due January 2007	—	3.0

Long-term:
Floating rate notes, due 2008, interest at three month LIBOR plus 0.15% (5.7% and 5.5% at September 30, 2007 and December 31, 2006, respectively)	500.0	500.0
5.400% notes, net of discount, due 2011 (a)	1,000.7	999.0
5.930% notes, net of discount, due 2016	999.7	999.7
6.200% notes, net of discount, due 2036	497.3	497.2

Total borrowings	$3,272.6	$3,323.5

(a)	During the second quarter 2007, the Company entered into a $75.0 million interest rate swap related to these notes. For further information regarding the interest rate swap, refer to Note 9, “Derivative Financial Instruments.”

Exclusive of discounts and the fair value of the interest rate swap, maturities of borrowings as of September 30, 2007 are $275.0 million in 2007, $500.0 million in 2008, $1.0 billion in 2011 and $1.5 billion thereafter. There are no contractual maturities on borrowings during 2009 and 2010.

On September 28, 2007, the Company entered into an amended and restated credit agreement to extend the maturity of its five-year $1.5 billion revolving credit facility by one year to September 2012. No other material changes were made in the amended and restated credit agreement. As of September 30, 2007, the Company did not have any outstanding borrowings under this agreement.

The Company’s obligations with respect to its outstanding borrowings as described above, rank equally.

11. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying this interpretation resulted in a reduction of $0.6 million to the January 1, 2007 balance of retained earnings.

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to its international operations, which were restructured in 2003. The Company’s tax reserves reflect what it believes to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements. The total amount of unrecognized tax benefits as of January 1, 2007, after giving effect to FIN 48, was $166.0 million, excluding interest and penalties. A substantial portion of these unrecognized tax benefits related to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $156.2 million as of January 1, 2007.

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

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the first three quarters is substantially attributable to such recurring accruals. As of September 30, 2007, the total amount of unrecognized tax benefits is a liability of $228.0 million, and the accrued liability for associated interest and penalties is $20.4 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $216.5 million as of September 30, 2007.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local or non-United States income tax examinations for years before 2002. The Internal Revenue Service (“IRS”) is conducting audits of the United States federal consolidated income tax returns of First Data for the years 2002 through 2004, which returns include the taxable results of the Company and its subsidiaries. The Company currently contemplates that the IRS will complete its audit reports for these years during 2008. The Irish income tax returns of certain Company subsidiaries for the years 2003 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At September 30, 2007, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.1 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

All converted Stock-Based Awards, which had not vested prior to September 24, 2007, are subject to the terms and conditions applicable to the original First Data Stock-Based Awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of Kohlberg Kravis Roberts & Co.’s (“KKR”) acquisition of First Data on September 24, 2007, all of these remaining converted unvested Western Union Stock-Based Awards vested. In connection with this accelerated vesting, the Company incurred a non-cash pre-tax charge of $22.3 million during the three and nine months ending September 30, 2007. Approximately one-third of this charge was recorded within “Cost of services” and two-thirds was recorded within “Selling, general and administrative expense” in the Condensed Consolidated Statements of Income.

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the nine months ended September 30, 2007 is as follows (options and aggregate intrinsic value in millions). All awards have been adjusted to reflect the conversion ratio as of the date of the Spin-off, as all stock options prior to the Spin-off were options in First Data stock. Of the 65.8 million outstanding options to purchase common shares of the Company, over 60% are held by First Data employees.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2007
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1,	73.8	$17.84
Granted	0.5	21.64
Exercised	(7.1)	15.04
Cancelled / forfeited	(1.4)	20.84

Outstanding at September 30,	65.8	$18.12	6	$219.8

Western Union options exercisable at September 30,	61.3	$18.02	6	$212.3

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $49.1 million and $18.3 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units relating to Western Union and First Data employees for the nine months ended September 30, 2007 is listed below (awards/units in millions). All restricted stock awards and units have been adjusted to reflect the conversion ratio as of the date of the Spin-off, as all restricted stock awards and units prior to the Spin-off were in First Data stock:

	Nine Months Ended September 30, 2007
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	3.0	$19.80
Granted	—	21.78
Vested	(1.9)	19.94
Forfeited	(0.2)	19.71

Non-vested at September 30,	0.9	$19.34

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Condensed Consolidated Statements of Income resulting from stock options, restricted stock awards, restricted stock units and employee stock purchase plan (“ESPP”) rights for Western Union employees for the three and nine months ended September 30, 2007 and 2006 (in millions). Although Western Union has not adopted an employee stock purchase plan, the Company’s employees were allowed to participate in First Data’s ESPP prior to the Spin-off. A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense impact on income before income taxes	$(29.7)	$(11.0)	$(45.6)	$(23.1)
Income tax benefit from stock-based compensation expense	8.9	4.0	13.8	7.6

Net income	$(20.8)	(7.0)	$(31.8)	$(15.5)

Earnings per share:
Basic	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.02)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included in stock-based compensation expense above for the three and nine months ended September 30, 2006 is $0.7 million and $6.8 million, respectively, of allocated stock-based compensation related to employees of First Data who provided administrative services to the Company prior to the Spin-off.

The Company used the following assumptions when it used the Black-Scholes option pricing model to determine the value of First Data stock options and ESPP rights granted to Western Union employees before the Spin-off and the value of Western Union options granted to such employees after the Spin-off.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options granted (post-spin grants):
Weighted average risk-free interest rate	4.70%	4.64%	4.68%	4.64%
Weighted average dividend yield	0.18%	0.21%	0.18%	0.21%
Volatility	22.4%	26.5%	23.7%	26.5%
Expected term (in years)	5.8	7.0	6.1	7.0
Weighted average fair value	$6	$7	$7	$7

Stock options granted (pre-spin grants):
Weighted average risk-free interest rate	—	4.80%	—	4.62%
Weighted average dividend yield	—	0.55%	—	0.58%
Volatility	—	22.5%	—	23.5%
Expected term (in years)	—	5.0	—	5.0
Weighted average fair value (pre-spin)	—	$11	—	$12

ESPP:
Weighted average risk-free interest rate	—	5.03%	—	4.85%
Weighted average dividend yield	—	0.55%	—	0.56%
Volatility	—	22.9%	—	23.0%
Expected term (in years)	—	0.25	—	0.25
Weighted average fair value (pre-spin)	—	$9	—	$9

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

All businesses that have not been classified into consumer-to-consumer or consumer-to-business, primarily the Company’s money order and prepaid services businesses, and certain expenses incurred in connection with the Spin-off, are reported as “Other.” The Company previously operated internet auction payments, messaging and international prepaid cellular top-up businesses. These three businesses, representing aggregated revenues and operating profit in the nine months ended September 30, 2006 of $4.2 million and $0.1 million, respectively, were shut down or sold in 2005 and early 2006 and are included in “Other.” There was no revenue or operating profit related to these businesses for the three months ended September 30, 2006. Due to the immaterial nature of these businesses, they have not been presented separately as discontinued operations.

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

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Consumer-to-Consumer:
Transaction fees	$844.2	$783.6	$2,407.2	$2,253.0
Foreign exchange revenue	202.5	168.6	554.2	477.5
Other revenues	9.1	9.0	27.5	24.5

	1,055.8	961.2	2,988.9	2,755.0
Consumer-to-Business:
Transaction fees	166.4	146.8	495.6	444.5
Foreign exchange revenue	0.7	0.4	1.4	1.1
Other revenues	12.4	10.6	39.6	28.5

	179.5	157.8	536.6	474.1
Other:
Transaction fees	9.1	9.7	28.4	34.2
Commission and other revenues	12.8	11.7	37.2	33.7

	21.9	21.4	65.6	67.9

Total revenues	$1,257.2	$1,140.4	$3,591.1	$3,297.0

Operating income:
Consumer-to-Consumer	$274.1	$280.2	$774.8	$796.8
Consumer-to-Business	52.0	53.8	168.0	166.0
Other	4.0	3.1	14.6	13.4

Total operating income	$330.1	$337.1	$957.4	$976.2

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

•

Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies (all sometimes referred to as “billers”) through our network of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in selected markets, as demonstrated by the December 2006 acquisition of Servicio Electrónico de Pago S.A. and related entities (“SEPSA” or “Pago FácilSM “), most of the segment’s revenue for the nine months ended September 30, 2007 was generated in the United States.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% of consolidated revenue for all periods presented.

Significant Financial and Other Highlights

Significant financial and other highlights for the three and nine months ended September 30, 2007 include:

•	We generated $1,257.2 million and $3,591.1 million in total consolidated revenues, and $216.3 million and $614.0 million in consolidated net income, respectively.

•	We completed 43.1 million and 122.6 million consumer-to-consumer transactions worldwide, an increase of 15% and 14% over the comparable periods in the prior year, respectively.

•

We completed 101.4 million and 301.1 million consumer-to-business transactions, an increase of 71% and 67% over the comparable periods in the prior year, respectively. Excluding transactions attributable to Pago Fácil, consumer-to-business transactions increased 1% for the three and nine months ended September 30, 2007, compared to the corresponding periods in 2006.

Our spin-off from First Data was completed on September 29, 2006. As such, profit and cash flow comparisons with the prior year are and will continue to be meaningfully impacted by the fact that, up until September 29, 2006, we were a segment of First Data, while now we are a stand-alone public company. In particular, interest expense and corporate overhead costs have been and will continue to be higher in periods subsequent to the spin-off.

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

Basis of Presentation

The financial statements in this Quarterly Report for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of our company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to our company in connection with the spin-off. All significant intercompany accounts and transactions between our company’s segments have been eliminated. The historical condensed consolidated statements of income include expense allocations for certain corporate functions historically provided to Western Union by First Data, including treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on the relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. Pursuant to a transition services agreement we entered into with First Data prior to the spin-off, First Data provided Western Union with certain of these services at prices agreed upon by First Data and Western Union. The transition services agreement expired on September 29, 2007. The costs historically allocated to us by First Data for the services provided to us were lower than the costs we incurred or will incur following the spin-off. We also entered into a number of commercial services agreements with First Data in connection with the spin-off, many of which have terms longer than a year.

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

Results of Operations

The following discussion for both consolidated results of operations and segment results refers to the three and nine months ended September 30, 2007 compared to the same periods in 2006. Consolidated results of operations should be read in conjunction with segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between the Company’s segments have been eliminated.

Overview

The following table sets forth our results of operations for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
(in millions, except per share amounts)
Revenues:
Transaction fees	$1,019.7	$940.1	8%	$2,931.2	$2,731.7	7%
Foreign exchange revenue	203.2	169.0	20%	555.6	478.6	16%
Commission and other revenues	34.3	31.3	10%	104.3	86.7	20%

Total revenues	1,257.2	1,140.4	10%	3,591.1	3,297.0	9%
Expenses:
Cost of services	722.2	626.0	15%	2,055.7	1,779.4	16%
Selling, general and administrative	204.9	177.3	16%	578.0	541.4	7%

Total expenses	927.1	803.3	15%	2,633.7	2,320.8	13%

Operating income	330.1	337.1	(2)%	957.4	976.2	(2)%
Interest expense	(47.1)	(1.2)	*	(141.9)	(1.9)	*
Interest income	20.3	8.1	*	58.9	20.8	*
Interest income from First Data, net	—	12.2	*	—	35.7	*
Derivative gains/(losses), net	2.0	5.4	(63)%	5.1	(21.8)	*
Foreign exchange effect on notes receivable from First Data, net	—	14.2	*	—	10.1	*
Other income, net	1.6	4.1	(61)%	7.7	9.5	(19)%

Total other (expense)/income, net	(23.2)	42.8	*	(70.2)	52.4	*

Income before income taxes	306.9	379.9	(19)%	887.2	1,028.6	(14)%
Provision for income taxes	90.6	121.8	(26)%	273.2	331.8	(18)%

Net income	$216.3	$258.1	(16)%	$614.0	$696.8	(12)%

Earnings per share:
Basic	$0.29	$0.34	(15)%	$0.80	$0.91	(12)%
Diluted	$0.28	$0.34	(18)%	$0.79	$0.91	(13)%
Weighted-average diluted shares outstanding:
Basic	757.5	763.9		763.6	763.9
Diluted	767.4	764.0		776.6	763.9

*	Calculation not meaningful

The following provides highlights of revenue growth while a more detailed discussion is included in “Segment Discussion”:

Transaction fees and foreign exchange revenue

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenue growth of 10% for the three months ended September 30, 2007 was driven by revenue growth in our international business (as defined in “Segment Discussion”) due to increased money transfers at existing agent locations, and to a lesser extent, money transfers at new agent locations. Also contributing to the improvement in consolidated revenue growth rates for the three months ended compared to the nine months ended September 30, 2007 was the improvement in Mexico (transactions to and from Mexico) revenue due to the lower rate of decline in the three months ended September 30, 2007 compared to the previous six month period. Consolidated revenue growth of 9% during the nine months ended September 30, 2007 was also driven by increased revenue in our international business. International revenue represented 66% and 64% of our consolidated revenue for the three and nine months ended September 30, 2007, respectively, and 78% and 77% of our consumer-to-consumer revenue for the three and nine months ended September 30, 2007, respectively. Our international transactions that were originated outside of the United States continued to display strong transaction and revenue growth for the three and nine months ended September 30, 2007. In addition, Pago Fácil, which is primarily included in our consumer-to-business segment, contributed $17.9 million and $48.8 million of revenue for the three and nine months ended September 30, 2007, respectively. Excluding Pago Fácil, consolidated revenue growth was 9% and 7% during the three and nine months ended September 30, 2007, respectively.

The revenue growth experienced by our international business was offset by revenue declines in our domestic business (transactions between and within the United States and Canada), and to a lesser extent, the Mexico business. Revenue for the three and nine months ended September 30, 2007 for our United States to Mexico, United States outbound and domestic businesses continue to be adversely impacted by various factors in the United States, including the immigration debate, market softness, in part due to the slow down in the construction industry, and the impact of pricing actions taken in previous periods. Domestic and United States outbound transactions and revenues for money transfers initiated on our website and on the telephone in the United States declined as a result of additional controls implemented beginning in early 2007 by Western Union, card issuing banks and card associations in response to credit and debit card fraud.

For the three and nine months ended September 30, 2007, fluctuations in the exchange rate between the euro and the United States dollar resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange revenue (which represents over 80% of our consolidated revenue) of $16.5 million and $50.7 million, respectively, over the previous comparable periods; this benefit would not have occurred had there been a constant exchange rate. This benefit to revenue is net of the impact of foreign currency hedges.

Foreign exchange revenue increased for the three and nine months ended September 30, 2007 over the corresponding periods in 2006, due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. The overall increase in foreign exchange revenue relating to the increase in cross-currency transactions was partially offset by reduced foreign exchange spreads in selected markets.

Consistent with our strategic objective to build our brands, we intend to continue to implement strategic pricing reductions, including actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. The costs of such pricing decreases and foreign exchange actions have averaged approximately 3% of our annual consolidated revenue over the last three years. We anticipate that full year 2007 pricing decreases and foreign exchange actions will be approximately 3.3% of consolidated revenue.

Consumer-to-consumer segment revenue typically increases from the first quarter to the fourth quarter each year, and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related in part to holidays in various countries during the fourth quarter.

Commissions and other revenues

During the three and nine months ended September 30, 2007, commission and other revenues increased over the corresponding periods in 2006 from higher investment income on higher money transfer and payment services settlement asset balances and higher enrollment fees from increased participation in our recurring mortgage payment service program.

Operating expenses overview

The following provides highlights of our operating expenses:

At the time of the spin-off, First Data converted stock options, restricted stock awards, and restricted stock units (collectively, “stock-based awards”) of First Data stock held by Western Union and First Data employees. Both Western Union and First Data employees received converted Western Union stock-based awards. All converted stock-based awards, which had not vested prior to September 24, 2007, are subject to the terms and conditions applicable to the original First Data stock-based awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of Kohlberg Kravis Roberts & Co.’s (“KKR”) acquisition of First Data on September 24, 2007, all of these remaining converted unvested Western Union stock-based awards vested. In connection with this accelerated vesting, we incurred a non-cash pre-tax charge of $22.3 million during the three and nine months ending September 30, 2007. Approximately one-third of this charge was recorded within “cost of services” and two-thirds was recorded within “selling, general and administrative expenses” in the condensed consolidated statements of income.

Incremental public company expenses of $17.8 million and $42.3 million for the three and nine months ended September 30, 2007, respectively, are classified within operating expenses under the captions “cost of services” and “selling, general and administrative” in the condensed consolidated statements of income. Incremental public company expenses relate to staffing additions and related costs to replace First Data support, corporate governance, information technology, corporate branding and global public affairs, benefits and payroll administration, procurement, workforce reorganization, stock compensation, and other expenses related to being a stand-alone public company as well as recruiting and relocation expenses associated with hiring key management positions new to our company, other employee compensation expenses and temporary labor used to develop ongoing processes. These expenses are those in excess of amounts allocated to us by First Data prior to the spin-off or beyond amounts that we presume First Data would have allocated subsequent to the spin-off. We expect most of these expenses will continue to be incurred in future periods.

Cost of services

Cost of services as a percentage of revenue increased from 55% and 54% for the three and nine months ended September 30, 2006, respectively, to 57% for the three and nine months ended September 30, 2007. The majority of the increase in cost of services as a percentage of revenue in 2007 compared to the corresponding period in 2006 was attributable to the shift in our business mix reflecting stronger growth from our international business, which carries higher cost of services compared to our United States originated businesses. The Pago Fácil business, which carries a lower margin than our existing consumer-to-business services, also contributed to the increase in cost of services. The stock compensation charge related to the acquisition of First Data by KKR and incremental public company expenses were additional factors leading to the increase in cost of services.

Selling, general and administrative

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2007 primarily due to the stock compensation charge related to KKR’s acquisition of First Data, as described above, as well as costs associated with the inclusion of the Pago Fácil business. Incremental public company expenses also increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Consistent with our strategic objective to build the Western Union brand, marketing related expenditures, principally classified within “selling, general and administrative” expenses, increased during both the three and nine months ended September 30, 2007 compared to the corresponding periods in 2006. Marketing related expenditures were approximately 6.0% of consolidated revenue during the three and nine months ended September 30, 2007. Marketing related expenditures include advertising, events, loyalty programs and employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for pricing adjustments in order to best maximize the return on these investments. For further discussion regarding the impact of pricing decreases refer to the “Transaction fees and foreign exchange revenue” discussion within the consumer-to-consumer segment section.

Interest expense

Interest expense increased during the three and nine months ended September 30, 2007 compared to the same periods in 2006, due to interest expense on our outstanding borrowings that arose in connection with the spin-off on September 29, 2006. Interest expense will be significantly higher in 2007 since the related borrowings will be outstanding for the full year 2007 compared to only the last quarter of 2006.

Interest income

Interest income increased during the three and nine months ended September 30, 2007 compared to the corresponding periods in 2006 due to higher international cash balances resulting from the net cash received in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) on the spin-off date, and from cash generated through our international operations.

Interest income from First Data, net

Interest income from First Data, net consists of interest income earned on notes receivable from First Data, partially offset by interest expense incurred on notes payable to First Data. All notes receivable and payable were settled in connection with the spin-off on September 29, 2006, and accordingly, no such amounts were recognized during the three and nine months ended September 30, 2007.

Derivative gains/(losses), net

Our foreign currency forward contracts that did not qualify as hedges under applicable derivative accounting rules were held primarily in the euro and British pound and had maturities of one year or less. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and therefore the unrealized gains and losses on these contracts were reflected within this line item in the consolidated statements of income prior to that date. Since these instruments were not designated to qualify for hedge accounting treatment, there was resulting volatility in our net income for the periods presented prior to September 29, 2006. For example, during the three and nine months ended September 30, 2006, we had pre-tax derivative gains/(losses) of $5.4 million and $(21.8) million, respectively.

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

Foreign exchange effect on notes receivable from First Data, net

All euro denominated notes receivable with First Data, and related foreign currency swap agreements were settled in connection with the spin-off on September 29, 2006. Accordingly, no amounts related to the revaluation of such notes or related swaps were recorded during the three and nine months ended September 30, 2007, explaining the decrease from the three and nine months ended September 30, 2006. No such amounts will be recognized in future periods.

Other income, net

Changes in other income, net during the three and nine months ended September 30, 2007 compared to the same period in 2006 are primarily attributable to fluctuations in equity earnings from equity method investments.

Income taxes

Our effective tax rates on pretax income were 29.5% and 30.8% for the three and nine months ended September 30, 2007, respectively, and 32.1% and 32.3% for the three and nine months ended September 30, 2006, respectively. The decrease in the effective tax rate in the three and nine months ended September 30, 2007 compared to the previous corresponding quarters is primarily the result of a higher proportion of foreign derived profits compared to United States derived profits. Foreign derived profits are taxed at lower rates than in the United States.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations, which were restructured in 2003. Our reserves reflect what we believe to be reasonable assumptions as to the likely resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could also affect our effective tax rate in future periods.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our financial statements. The total amount of unrecognized tax benefits as of January 1, 2007, after giving effect to the adoption of FIN 48, was $178.3 million, including accrued interest and penalties. A substantial portion of these unrecognized tax benefits related to the 2003 restructuring of our international operations, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of September 30, 2007, the total amount of unrecognized tax benefits is a liability of $248.4 million, including accrued interest and penalties.

Earnings per share

During the three months ended September 30, 2007, basic and diluted earnings per share were $0.29 and $0.28, respectively, and during the nine months ended September 30, 2007, basic and diluted earnings per share were $0.80 and $0.79, respectively. All issued and outstanding shares of Western Union common stock, consisting of 100 shares, were held by First Data prior to September 29, 2006. Accordingly, for all periods presented prior to the spin-off date of September 29, 2006, basic and diluted earnings per share were computed using our basic shares outstanding as of the spin-off date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. As of September 30, 2007, there were 10.8 million outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise. Of the 65.8 million outstanding options to purchase shares of our common stock, over 60% are held by employees of First Data.

Diluted earnings per share decreased during the three and nine months ended September 30, 2007 compared to the same periods in the prior year due to decreased net income and the increase in diluted shares outstanding, because prior to the September 29, 2006 spin-off date, there were no potentially dilutive instruments outstanding. Accordingly, the potentially dilutive instruments arising on September 30, 2006, had minimal impact to the periods presented in 2006 due to the impact of weighting.

Segment Discussion

We manage our business around the consumers we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are:

•

Consumer-to-consumer—provides money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for both international transactions—that is, the transfer of funds from one country to another and intra-country transfers—that is, money transfers from one location to another in the same country. Consumer-to-consumer revenue as a percentage of total revenue for the three months ended September 30, 2007 and 2006 was 84% and for the nine months ended September 30, 2007 and 2006 was 83% and 84%, respectively.

•

Consumer-to-business—processes payments from consumers to billers through our networks of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in select markets, as demonstrated by our December 2006 acquisition of Pago Fácil, most of the segment’s 2007 revenue was generated in the United States. Consumer-to-business revenue as a percentage of total revenue for the three months ended September 30, 2007 and 2006 was 14%, compared to 15% and 14% for the nine months ended September 30, 2007 and 2006, respectively.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% of consolidated revenue for all periods presented.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$844.2	$783.6	8%	$2,407.2	$2,253.0	7%
Foreign exchange revenue	202.5	168.6	20%	554.2	477.5	16%
Other revenues	9.1	9.0	1%	27.5	24.5	12%

Total revenues	$1,055.8	$961.2	10%	$2,988.9	$2,755.0	8%

Operating income	$274.1	$280.2	(2)%	$774.8	$796.8	(3)%
Operating income margin	26%	29%		26%	29%
Key indicators:
Consumer-to-consumer transactions	43.1	37.6	15%	122.6	107.5	14%

International, domestic and Mexico revenue, as defined in the following table, represented 78%, 13% and 9%, respectively, of our consumer-to-consumer revenue during the three months ended September 30, 2007 and during the nine months ended September 30, 2007, represented 77%, 14% and 9%, respectively. The table below sets forth performance indicators for the consumer-to-consumer segment for the three and nine months ended September 30, 2007.

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Consumer-to-consumer transaction growth/(decline)
International (a)	20%	20%
Domestic (b)	(4)%	(5)%
Mexico (c)	7%	5%
Consumer-to-consumer revenue growth/(decline)
International (a)	16%	15%
Domestic (b)	(10)%	(10)%
Mexico (c)	(1)%	(5)%

(a)	Represents transactions between and within foreign countries (excluding Canada and Mexico), transactions originated in the United States or Canada and paid elsewhere, and transactions originated outside the United States or Canada and paid in the United States or Canada. Excludes all transactions between or within the United States and Canada and all transactions to and from Mexico as reflected in (b) and (c) below.

(b)	Represents all transactions between and within the United States and Canada.

(c)	Represents all transactions to and from Mexico.

Transaction fees and foreign exchange revenue

Consumer-to-consumer money transfer revenue growth in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was driven by our international business. Also contributing to the improvement in growth rates for the three months compared to the nine months ended September 30, 2007 was the improvement in Mexico revenue due to the lower rate of decline in the three months ended September 30, 2007 compared to the previous six month period. However, growth in consumer-to-consumer revenue continues to be impacted by declining domestic revenue in the three and nine months ended September 30, 2007. Also offsetting the consumer-to-consumer revenue growth during the nine months ended September 30, 2007 was a decline in Mexico revenue despite the increase in transaction growth, as further described below.

International revenue growth of 16% and 15% in the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods in 2006, resulted from increased volume of international money transfer transactions, which increased 20% in both the three and nine months ended September 30, 2007. Our international transactions that were originated outside of the United States continued to display strong transaction and revenue growth for the three and nine months ended September 30, 2007.

The key strategic inbound markets of India and China continued to grow, with India transaction growth rates of approximately 69% and 78% for the three and nine months ended September 30, 2007, respectively, and China transaction growth rates of approximately 28% and 25% for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2007, India and China combined represented approximately 5% of Western Union consolidated revenues.

Fluctuations in the exchange rate between the euro and the United States dollar have resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange revenue of $16.5 million and $50.7 million for the three and nine months ended September 30, 2007, respectively, over the corresponding periods in the prior year that would not have occurred had there been a constant exchange rate. This benefit to revenue is net of the impact of our foreign currency hedges.

The United States to Mexico, United States domestic and the United States outbound businesses were adversely impacted by various factors in the United States for the three and nine months ended September 30, 2007. These factors, which began in the second quarter 2006, include the immigration debate, and market softness, in part due to the slowdown in the construction industry. We responded to these factors by launching distribution, pricing, advertising, promotion and community outreach initiatives. As a result of these initiatives, and the fact that the three months ended September 30, 2007 represented the first full quarter where immigration issues were present in both comparable periods, we have seen, and expect to continue to see, improvement in United States originated transactions in the second half of 2007. However, we have not seen transaction and revenue growth rates return to levels prior to the second quarter of 2006 when we first experienced the impact of the immigration debate. We believe this is primarily due to the fact that there is still uncertainty surrounding immigration, and market softness in the United States, in part due to a slow down in the construction industry.

Although transactions decreased in the three and nine months ended September 30, 2007 over the three and nine months ended September 30, 2006, due primarily to the factors described above, and the decline in transactions initiated on our website and through the telephone, as described below, the decline in domestic transactions has begun to moderate during each sequential quarter in 2007. Domestic revenue declined at a higher rate than transactions, due in part to the impact of pricing actions and lower principal amounts sent.

Transactions and revenues for money transfers initiated on our website and through the telephone declined for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Transactions initiated in the United States have been, and we anticipate will continue to be, impacted by tightened controls implemented by Western Union, card issuing banks and card associations in response to credit and debit card fraud in the United States. These tightened controls, which were initiated in early 2007 by Western Union, card issuing banks and card associations have directly impacted our consumers’ ability to use their debit and credit cards to send money on our website and through the telephone, decreasing the volume of transactions. Card issuing banks and card associations have begun to allow more consumer transactions to be processed, in part in response to Western Union’s own increased scrutiny of these transactions. However, we anticipate transaction growth will continue to be impacted by these factors and consumer perceptions of their ability to transact on the website and through the telephone as a result of the additional controls that have been implemented.

Mexico revenue and transaction growth rates began to converge as there were no significant pricing reductions in the three months ended September 30, 2007. Mexico money transfer transactions grew for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Revenue in Mexico declined despite the increase in transaction growth for the three and nine months ended September 30, 2007 over the corresponding periods in 2006 driven by the factors described above.

Foreign exchange revenue increased for the three and nine months ended September 30, 2007 compared to the same periods in the prior year due to an increase in the higher growth international business resulting in increased cross-currency transactions, partially offset by reduced foreign exchange rate spreads in selected markets.

Consistent with our strategic objective to build the Western Union brand, we intend to continue to implement strategic pricing reductions, including actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such overall pricing decreases and foreign exchange actions have averaged approximately 3% of our annual consolidated revenue over the last three years. We anticipate that full year 2007 pricing decreases and foreign exchange actions will be approximately 3.3% of consolidated revenue.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth in all periods presented was the growth in transactions at existing agent locations, the increased number of agent locations and marketing campaigns promoting Western Union services. The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 320,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of September 30, 2007, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the last 12 months. In the developing regions of Asia and other areas where there are predominantly receive locations, more than 65% of locations experienced money transfer activity in the last 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

The consumer-to-consumer segment’s operating income decreased for the three and nine months ended September 30, 2007, compared to the corresponding periods in 2006. Operating income during the three months ended September 30, 2007 was adversely impacted by the stock compensation charge taken in connection with the change in control of First Data, of which 85% of this charge was allocated to the consumer-to-consumer segment. Operating income during the three and nine months ended September 30, 2007 was also impacted by a variety of other factors including the ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated businesses. However, we have been experiencing a convergence between international operating profit margins and profit margins of our United States originated businesses. In addition, we recognized incremental public company expenses which are incremental to both costs allocated by First Data prior to the spin-off and presumed overhead allocations from First Data had we remained part of First Data. Such incremental public company expenses include salaries, benefits, equipment, supplies and other costs incurred in connection with operating as a separate public company.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$166.4	$146.8	13%	$495.6	$444.5	11%
Other revenues	13.1	11.0	19%	41.0	29.6	39%

Total revenues	$179.5	$157.8	14%	$536.6	$474.1	13%

Operating income	$52.0	$53.8	(3)%	$168.0	$166.0	1%
Operating income margin	29%	34%		31%	35%
Key indicators:
Consumer-to-business transactions	101.4	59.4	71%	301.1	180.1	67%

Revenues

Transaction and revenue growth in the three and nine months ended September 30, 2007 compared to the same periods in 2006 resulted from the acquisition of Pago Fácil and growth in electronic bill payments.

In December 2006, we acquired the remaining 75% interest in Pago Fácil. Prior to the acquisition, we held a 25% interest in Pago Fácil. This acquisition contributed $17.9 million and $48.8 million in revenue for the three and nine months ended September 30, 2007, respectively, of which $16.9 million and $46.6 million related to our consumer-to-business segment in the three and nine months ended September 30, 2007, respectively. Transaction and revenue growth rates also benefited from the acquisition of Pago Fácil. Revenue growth for both the three and nine months ended September 30, 2007 compared to the same periods in 2006, excluding Pago Fácil, was 3%. Transaction growth, excluding Pago Fácil, increased 1% during the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. We expect that Pago Fácil will continue to benefit revenue and transaction growth rates throughout 2007.

For the three and nine months ended September 30, 2007, other consumer-to-business segment revenue increased compared to the corresponding period in 2006 due to higher investment income on settlement asset balances as well as higher enrollment fees from increased participation in our recurring mortgage payment service program.

Operating income

The consumer-to-business segment’s operating income decreased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due primarily to the impact of the accelerated stock compensation charge taken in connection with the change in control of First Data.

Operating income for the consumer-to-business segment increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the transaction growth in the segment’s electronic-based services businesses and the impact of the acquisition of Pago Fácil. Operating income for the period grew at a lower rate than revenues as the electronic-based services and Pago Fácil have lower operating margins compared to those in the segment’s cash-based services. In addition, operating income for the nine month period ended September 30, 2007 was also impacted by the stock compensation charge noted above and incremental public company expenses.

Other

The following table sets forth “Other” results for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
(dollars in millions)
Revenues	$21.9	$21.4	2%	$65.6	$67.9	(3)%
Operating income	$4.0	$3.1	29%	$14.6	$13.4	9%
Operating income margin	18%	14%		22%	20%

Revenues

Our money order and prepaid services businesses, including certain prepaid services acquired through our acquisition of Pago Fácil, accounted for 100% of other revenue during 2007, compared to 100% and 92% for the three and nine months ended September 30, 2006. These businesses are the only businesses classified in “Other.” We previously operated a messaging and an international prepaid cellular top-up business, which were shut down or disposed of in early 2006. The increase in revenues for the three months ended September 30, 2007 compared to the same period in 2006 is due to modest growth from our money order and prepaid services. The decrease in the nine month period ended September 30, 2007 compared to the same period in 2006 is due to the shut down and disposed of businesses since there was no revenue in 2007 associated with such businesses. Revenues from our money order and prepaid services businesses grew moderately during the nine months ended September 30, 2007, which partially offset these declines. We do not believe the announcement by First Data of its plan to exit its official check and money order business will have a significant impact on us, as First Data has indicated it will honor its money order processing contract with us through the initial contract term of 2011. We believe this provides us with adequate time to replace the services currently provided by First Data.

Operating income

For the three and nine months ended September 30, 2007, the increase in operating income was driven by our money order and prepaid services businesses, offset by incremental public company expenses. Aggregate operating income related to the shut down or disposed of businesses for the nine months ended September 30, 2006, including a gain on the sale of assets related to our internet auction payments business previously shut down, was $0.1 million. There were no operations related to these businesses in the three months ended September 30, 2006.

Capital Resources and Liquidity

At September 30, 2007, we have outstanding borrowings of $3,272.6 million. These outstanding borrowings consist of $274.9 million in commercial paper, $500.0 million in unsecured floating rate notes, and $2,497.7 million in unsecured fixed-rate notes with maturities ranging from 2011 to 2036. We also have a five-year $1.5 billion unsecured revolving credit facility that was recently extended by one year to September 2012. No other material changes were made in the amended and restated credit agreement. As of September 30, 2007, our revolving credit facility, which is primarily used as a back up to our commercial paper program, had no outstanding borrowings.

Historically, our primary source of liquidity was cash generated from our operating activities. We expect 2007 cash flows provided from operating activities to be more than $1.0 billion. Taking into account the estimated annual incremental public company expenses, projected debt service, projected dividends, projected capital expenditures and projected stock repurchases during 2007, we believe our cash flows generated from operating activities and unused financing facilities will provide us with an adequate source of liquidity to meet the needs of our business.

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

A portion of our settlement assets are held in investment securities consisting primarily of high-quality state and municipal debt instruments. We are required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state regulations. We do not hold financial instruments for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value, which is based primarily on market quotations. Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate its exposure by making high quality investments. At September 30, 2007, all of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities, totaling $154.1 million as of September 30, 2007, contained no investments in mortgage-backed securities or collateralized debt obligations.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair market value. At September 30, 2007 and December 31, 2006, we held $1,669.0 million and $1,421.7 million in cash and cash equivalents, respectively.

At September 30, 2007 and December 31, 2006, $1,301.1 million and $942.1 million, respectively, of our cash and cash equivalents were held by foreign entities. The increase in cash and cash equivalents held by entities outside the United States is due to earnings in our international business, offset by dividends paid by certain foreign subsidiaries to a United States based parent. We currently plan to invest the majority of these funds through these foreign entities. Repatriating these funds to the United States would, in many cases, result in the incurrence of significant tax obligations as certain of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States.

The following discussion highlights our cash flow activities during the nine months ended September 30, 2007 and 2006.

Cash Flows from Operating Activities

	Nine months ended September 30,		Increase/ (Decrease)
	2007	2006
(in millions)
Net income	$614.0	$696.8	$(82.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35.7	24.8	10.9
Amortization	56.5	50.4	6.1
Deferred income tax provision	2.2	19.5	(17.3)
Realized gain on derivative instruments	—	(4.1)	4.1
Stock compensation expense	45.6	16.3	29.3
Other non-cash items, net	21.5	18.6	2.9
Increase/(decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	28.7	(37.1)	65.8
Accounts payable and accrued liabilities	95.9	(6.4)	102.3
Other liabilities	(16.8)	(1.2)	(15.6)

Net cash provided by operating activities	$883.3	$777.6	$105.7

Cash provided by operating activities increased during the nine months ended September 30, 2007 compared to the corresponding period in the prior year despite decreased net income from period to period, as some of the decrease to net income is from increased non-cash charges which have not impacted cash flows. During the first nine months of 2007, net cash provided by operating activities was also positively impacted by higher accruals for income taxes and interest, as well as a greater decrease in agent and other receivable balances compared to the nine month period ending September 30, 2006.

Stock compensation expense during the nine months ended September 30, 2007 includes a pre-tax charge of $22.3 million in connection with the accelerated vesting of converted First Data stock-based awards which vested upon the completion of KKR’s acquisition of First Data on September 24, 2007.

Other non-cash items for the nine months ended September 30, 2007 include bad debt reserves and other non-cash items. The increase in depreciation and amortization expense in the nine months ended September 30, 2007 compared to the corresponding period in 2006 reflects the capital expenditures, as discussed below, as well as the transfer of certain fixed assets to Western Union by First Data in connection with the spin-off.

Cash Flows from Investing Activities

	Nine months ended September 30,		Increase/ (Decrease)
	2007	2006
(in millions)
Capitalization of contract costs	$(36.1)	$(106.7)	$70.6
Capitalization of purchased and developed software	(21.7)	(8.4)	(13.3)
Purchases of property and equipment	(64.5)	(42.5)	(22.0)
Notes receivable issued to agents	(5.9)	(140.0)	134.1
Repayments of notes receivable issued to agents	16.2	12.8	3.4
Cash received on maturity of foreign currency forwards	—	4.1	(4.1)

Net cash used in investing activities	$(112.0)	$(280.7)	$168.7

Capital expenditures

Total aggregate payments capitalized for purchases of property and equipment, purchased and developed software and contract costs were $122.3 million and $157.6 million for the nine months ended September 30, 2007 and 2006, respectively. Amounts capitalized for contract costs relate to initial payments for new and renewed agent contracts and vary depending on the terms of existing contracts as well as the timing of when contracts are signed or renewed. The increases in purchased and developed software costs and purchases of property and equipment represent investments in our information technology infrastructure and the renovation of certain facilities. We estimate that capital expenditures in 2007 will be less than $200.0 million.

During the nine months ended September 30, 2006, the property and equipment cash outflow was driven by the purchase of an office building. In the first quarter of 2006, we also executed certain large strategic agent contracts for which initial payments were made which drove the cash outflow for capitalized contract costs during the nine months ended September 30, 2006.

Notes receivable issued to agents and repayments of notes receivable issued to agents

From time to time, we make advances and loans to agents. In the first quarter 2006, we signed a six year agreement with one of our existing agents which included a four year loan of $140.0 million to the agent, of which $15.6 million and $12.8 million was repaid in the nine months ended September 30, 2007 and 2006, respectively. The terms of the loan agreement require that a percentage of commissions earned by the agent (52% in 2007, 61% in 2008 and 64% in 2009) be withheld as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. The loan receivable was recorded in “other assets” in our condensed consolidated balance sheet as of September 30, 2007. The remaining loan receivable balance relating to this agent as of September 30, 2007 and December 31, 2006, net of discount, was $78.2 million and $82.2 million, respectively.

Cash received on maturity of foreign currency forwards

Amounts received or paid on maturity of our foreign currency forward contracts that do not qualify as hedges in accordance with applicable accounting rules have been classified in the condensed consolidated statements of cash flows as investing activities. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and accordingly, all realized gains and losses on these contracts have been reflected in investing activities prior to that date. On September 29, 2006, we established our foreign currency forward positions to qualify for cash flow hedge accounting. We do not anticipate future amounts to be reflected in investing activities related to foreign currency forwards. “Cash received on maturity of foreign currency forwards” does not include amounts realized on forward contracts intended to mitigate exposures on settlement activities of our money transfer business or amounts realized on forward contracts intended to mitigate exposures on certain euro denominated cash positions, which along with the realized gains and losses on the related settlement assets, obligations and cash positions, are reflected in operating activities.

Cash Flows from Financing Activities

	Nine months ended September 30,		Increase/ (Decrease)
	2007	2006
(in millions)
Net repayments of commercial paper	$(49.7)	$—	$(49.7)
Net (repayments)/proceeds from net borrowings under credit facilities	(3.0)	100.0	(103.0)
Proceeds from issuance of debt	—	2,400.0	(2,400.0)
Proceeds from exercise of options	109.5	—	109.5
Purchase of treasury shares	(580.8)	—	(580.8)
Dividends to First Data	—	(2,953.9)	2,953.9
Advances from affiliates of First Data	—	160.2	(160.2)
Repayments of notes payable to First Data	—	(154.5)	154.5
Repayments of notes receivable from First Data	—	776.2	(776.2)
Additions to notes receivable from First Data	—	(7.5)	7.5

Net cash (used in)/provided by financing activities	$(524.0)	$320.5	$(844.5)

Net repayments of commercial paper

During November 2006, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. An initial borrowing under the commercial paper program of approximately $400 million was made in connection with the refinancing of a bridge loan executed to effect the spin-off from First Data. Net repayments of $164.6 million made during the first half of 2007 were offset by net borrowings during the three months ended September 30, 2007 resulting in net repayments of $49.7 for the nine months ended September 30, 2007.

Net (repayments)/ borrowings under credit facilities

During January 2007, we repaid $3.0 million in borrowings under a short-term fixed-rate promissory note outstanding as of December 31, 2006. Subsequent borrowings under similar notes were fully repaid before September 30, 2007.

In connection with the spin-off from First Data, we entered into a five-year unsecured revolving credit facility, which includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “revolving credit facility”). On September 29, 2006, we made an initial borrowing under the revolving credit facility in an aggregate principal amount of $100.0 million, which was fully repaid prior to December 31, 2006. This revolving credit facility was recently extended by one year to September 2012. No other material changes were made in the amended and restated credit agreement.

Proceeds from the issuance of debt

At the time of the spin-off, our subsidiary, First Financial Management Corporation (“FFMC”), entered into an unsecured bridge financing facility in an aggregate amount of $2.4 billion (the “Bridge Loan”) with a syndicate of lenders which was subsequently refinanced during the three months ended December 31, 2006.

In addition to the above borrowings, we also issued $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016 in connection with the spin-off for which we received no cash proceeds.

Proceeds from exercise of options

Represents cash proceeds received related to the exercise of 7.1 million stock options during the nine months ended September 30, 2007. Approximately 80% of the options exercised related to stock options held by First Data employees.

Purchase of treasury shares

In September 2006, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock on the open market through December 31, 2008. For the nine months ended September 30, 2007, 28.3 million shares were repurchased for $580.8 million at an average cost of $20.53 per share. As of September 30, 2007, $399.2 million remains available under the share repurchase program.

Dividends to First Data

In connection with the spin-off, we paid a dividend to First Data. The dividend was primarily comprised of $2.4 billion in the form of a promissory note that was repaid immediately following the spin-off, and a $100.0 million cash payment financed through borrowings under our revolving credit facility, as discussed above. Additional amounts paid to First Data were partially in consideration for an ownership interest held by a First Data subsidiary in one of our Company’s agents and the settlement of net intercompany receivable balances from First Data existing on the spin-off date.

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

Pension Plans

We have two frozen defined benefit plans that together were underfunded by $52.7 million as of September 30, 2007. In 2006 and for the nine months ended September 30, 2007, we did not make a contribution to these plans, and currently do not anticipate contributing to these plans in 2007 since, based on current asset return calculations and minimum funding requirements, no such contribution is required.

Commitments

We had $59.7 million in outstanding letters of credit and bank guarantees at September 30, 2007 with expiration dates through 2012, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are held primarily in connection with lease arrangements and agent settlement agreements. We expect to renew the letters of credit and bank guarantees prior to their expiration in most circumstances.

In addition, as of September 30, 2007, our total amount of unrecognized income tax benefits is a liability of $248.4 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS No. 159; however, we do not expect the impact to be significant to our consolidated financial position, results of operations and cash flows.

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

There have not been any material changes during the three months ended September 30, 2007, to the methodology applied by management for critical accounting policies previously disclosed. The methodology applied to management’s estimate for income tax contingencies changed during the nine months ended September 30, 2007 due to the adoption of a new accounting pronouncement as described in “Adoption of FIN 48.”

Risk Management

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in the agents’ local currencies. We typically require the agent to obtain local currency to pay recipients. Thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. To mitigate this risk further, short-term foreign currency forward contracts, generally with maturities of less than two weeks, are utilized to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also utilize foreign currency forward contracts, typically with terms of three months at inception, to offset foreign exchange rate fluctuations on certain euro denominated cash positions. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency helping to further provide protection against currency fluctuations. Our policy is not to speculate in foreign currencies and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

Prior to September 29, 2006, we did not have any derivative instruments that were designated as hedges under the provisions of SFAS No. 133. As a result, changes in the fair market value of our outstanding derivative instruments, which are impacted primarily by fluctuations in the euro, have been recognized in “derivative gains/(losses), net” in the condensed consolidated statement of income for all derivatives entered into prior to September 29, 2006. Since these instruments were not designated to qualify for hedge accounting treatment, there was resulting volatility in our net income for the periods presented prior to September 29, 2006. For example, during the nine months ended September 30, 2006, we had pre-tax derivative losses of $21.8 million. On a go-forward basis, we anticipate significantly less volatility in our condensed consolidated statements of income.

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

In addition, substantially all of our investment securities are highly rated, fixed rate municipal bonds, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption. As interest rates rise, the fair market value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities. We have classified these investments as available-for-sale within settlement assets in the condensed consolidated balance sheets, and accordingly, recorded these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ deficiency on our condensed consolidated balance sheets.

As of September 30, 2007, $500.0 million of our total $3,272.6 million in debt carries a floating interest rate which is based on the three month LIBOR plus 15 basis points and is reset quarterly. Additionally, as of September 30, 2007, $274.9 million of our borrowings represented commercial paper with a weighted-average interest rate of approximately 5.5% and a weighted-average initial term of 11 days, and therefore, similar to our floating rate debt, is sensitive to changes in interest rates. We revised certain guidelines in February 2007 and have begun, through the use of derivatives designated as hedges, to increase the percent of floating rate debt, subject to market conditions. For example, during June 2007, the Company entered into an interest rate swap with a notional amount of $75.0 million to manage the mix of fixed and floating rates in the Company’s debt portfolio. Interest expense incurred in connection with these borrowings and related hedges will increase and decrease with changes in the underlying short-term interest rates. Our weighted-average interest rate on our borrowings, including our hedges, outstanding at September 30, 2007 was approximately 5.7%.

A hypothetical uniform 100 basis point increase in interest rates would result in a decrease to pre-tax income of approximately $9 million annually based on our borrowings on September 30, 2007 that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on September 30, 2007 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of approximately $16 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Denver, Colorado

November 6, 2007

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors, described in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the third quarter:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs **	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 – July 31, 2007	1,277,174	$20.54	1,257,690	$673.7
August 1 – August 31, 2007	9,360,432	$19.36	9,359,700	$492.5
September 1 – September 30, 2007	4,909,108	$19.79	4,712,500	$399.2

Total	15,546,714	$19.59	15,329,890

*	These amounts represent both shares authorized by the Board of Directors for repurchase on the open market under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	In September 2006, our Board of Directors authorized and publicly announced the plan to repurchase up to $1.0 billion of our common stock through December 31, 2008.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2007	By	/s/ Scott T. Scheirman
Scott T. Scheirman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2007	By	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement, dated as of September 28, 2007, among The Western Union Company, the banks named therein, as lenders, Citibank N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citigroup Global Markets Inc. and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 3, 2007 and incorporated herein by reference thereto).

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code