Form 10-K
period 2007-12-31
Western Union CO
filed 2008-02-26
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15.9 billion based on the closing sale price of $20.83 of the common stock as reported on the New York Stock Exchange.

As of February 15, 2008, 749,644,229 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2008 annual meeting of stockholders are incorporated into Part III.

THE WESTERN UNION COMPANY

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors.” The statements are only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate;

•	changes in immigration laws, patterns and other factors related to immigrants;

•	technological changes, particularly with respect to e-commerce;

•	our ability to attract and retain qualified key employees and to successfully manage our workforce;

•	changes in foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers;

•	adverse movements and volatility in debt and equity capital markets;

•	political conditions and related actions by the United States and abroad which may adversely affect our businesses and economic conditions as a whole;

•	continued growth in the money transfer market and other markets in which we operate at rates approximating recent levels;

•	implementation of agent contracts according to schedule;

•	our ability to maintain our agent network and biller relationships under terms consistent with those currently in place;

•	interruptions of United States government relations with countries in which we have or are implementing material agent contracts;

•	deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally;

•	successfully managing credit and fraud risks presented by our agents and consumers;

•	liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments;

•	changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof;

•	Our ability to favorably resolve tax matters with the Internal Revenue Service and other tax jurisdictions;

•	changes in industry standards affecting our business;

•	changes in accounting standards, rules and interpretations;

•

competing effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other nonbank money transfer services providers, including telecommunications providers, card associations and card-based payments providers;

•	our ability to grow our core businesses;

•	our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products;

•	our ability to protect our brands and our other intellectual property rights;

•	successfully managing the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection;

•	any material breach of security of or interruptions in any of our systems;

•	mergers, acquisitions and integration of acquired businesses and technologies into our company and the realization of anticipated synergies from these acquisitions;

•	adverse consequences from our spin-off from First Data Corporation, including resolution of certain ongoing matters;

•	decisions to downsize, sell or close units or otherwise change the business mix;

•	catastrophic events; and

•	management’s ability to identify and manage these and other risks.

ITEM 1.	BUSINESS

Overview

The Western Union Company (“Western Union” or the “Company”) is a leader in global money transfer, providing people with fast, reliable and convenient ways to send money around the world, pay bills and purchase money orders. The Western Union® brand is globally recognized. Our services are available through a network of over 335,000 agent locations in more than 200 countries and territories. Each location in our agent network is capable of providing one or more of our services. As of December 31, 2007, approximately 75% of our locations had experienced money transfer activity in the prior 12 months. Our consumer-to-consumer money transfer service enables people to send money around the world in minutes. Our consumer-to-business service provides consumers with flexible and convenient options for making one-time or recurring payments.

In 2007, we generated $4.9 billion in total consolidated revenues and $857.3 million in consolidated net income. Total revenue generated during 2007 consisted of $3,989.8 million of transaction fees, $771.3 million related to foreign exchange revenue derived from the difference between the exchange rate set by Western Union to the consumer and the rate at which we or our agents are able to acquire currency, and $139.1 million related to commission and other revenues. We handled 167.7 million consumer-to-consumer money transfers in 2007, an increase of 14% over 2006. Our 404.5 million consumer-to-business transactions in 2007, including those from our acquired business in Argentina, Servicio Electrónico de Pago S.A. and related entities (“SEPSA” or “Pago Fácil”), represented a 62% increase over 2006.

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

History and Development

The Western Union Company was incorporated in Delaware as a wholly-owned subsidiary of First Data Corporation, or “First Data,” on February 17, 2006 in anticipation of the spin-off described in “The Separation of Western Union from First Data”.

The Western Union Company has roots back to 1851. Western Union stock was first traded on the New York Stock Exchange in 1865. In 1884, the original Western Union was one of the 11 companies included on the first Dow Jones average listing. Western Union has a long history of providing innovative services, including creating the universal stock ticker and launching the first United States commercial communications satellite service. Western Union introduced our consumer-to-consumer money transfer service in 1871. Western Union began offering consumer-to-business payment services in 1989 when we introduced Western Union Quick Collect® or “Quick Collect,” providing consumers in the United States with the ability to conveniently pay bills in cash through our agent network.

Over the past decade, we have become a leader in the development of a global remittance market. Today, we offer money transfer services under the Western Union®, Orlandi Valuta®, and VigoSM brands in over 200 countries and territories, and various bill payment services primarily in the United States under several brands like Speedpay®, Equity Accelerator®, Just in Time EFT®, Western Union Quick Collect, Western Union Convenience Pay®, and in Argentina under our Pago FácilSM brand.

The Western Union Business

Our revenue is principally generated by money transfer and payment transactions. We derive our revenue primarily from two sources. Most of our revenue comes from fees that consumers pay when they send money. In certain consumer money transfer transactions involving different send and payment currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency.

In our consumer-to-consumer segment we provide our third-party agents with our multi-currency, real-time money transfer processing systems used to originate and pay money transfers. Our agents provide the physical infrastructure and staff required to complete the transfers. We generally pay our agents a commission based on a percentage of revenue. The commission is shared between the agent that initiated the transaction, the “send agent,” and the agent that paid the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent’s primary business (e.g., postal services, banking, check cashing, travel and retail businesses), making the economics of being a Western Union agent attractive to our agents. Western Union’s global reach and loyal consumer base allow us to attract agents we believe to be of high quality.

In our consumer-to-business segment we process electronic and cash payments to a variety of organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and governmental agencies, which we sometimes refer to as “billers.” We process electronic payments using the consumer’s credit card, debit card or bank account. We process cash payments much as we process consumer-to-consumer transactions. Our consumers use our Quick Collect service to send guaranteed funds, from over 50,000 Western Union agent locations primarily across the United States, using cash and, in certain locations, a debit card. We believe our billers benefit from their relationship with Western Union as their relationship with us provides them with real time or near real time posting of their customer payments, reduced expenses that the biller would have otherwise incurred for cash and check handling, and in certain circumstances another source of income.

Geographic Presence

Over 80% of our agent locations are outside the United States. Our consumer-to-consumer services are available in almost every country or territory. We have offices in more than 45 countries. In the United States, Costa Rica, Russia, Mexico, Argentina and Philippines, our offices include customer service centers, where our employees answer operational questions from agents and consumers. Our office in Englewood, Colorado serves as our corporate headquarters, and our office in Dublin, Ireland serves as our international headquarters. Other offices, including regional management offices in Miami, Vienna, Buenos Aires and Hong Kong, provide sales, marketing, data processing and other services. Our employees and members of senior management reflect the global nature of our business; natives of many different countries, they speak many languages.

Western Union agents include large networks such as post offices, banks and retailers. We have agreements with postal organizations in Argentina, Australia, China, France, Germany, India, New Zealand, Russia, Spain and elsewhere. Our services are offered through banks such as Agricultural Bank of China, BNP Paribas, Credit Lyonnais, Millennium BCP and the State Bank of India. National and international retailers in the network include Kroger and Publix in the United States and Elektra and Travelex internationally. Many of our agents have multiple locations. Our agents know the markets they serve. They work with our management to develop business plans for their markets, and many of our agents contribute financial resources to assist with marketing the business.

Financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 15 to the Company’s Consolidated Financial Statements in Item 8.

Our Strengths

We believe our strengths enable us to continue being the provider of choice for millions of consumers when they need to send or receive money and pay bills. Our strengths include our:

Strong relationships with high quality agents and businesses. We interact with millions of consumers around the world, primarily through our global agent network. Our agents facilitate the global distribution and convenience associated with our Western Union brand, which in turn helps create demand for our services and helps us to recruit and retain agents. Our agents tend to be established organizations that provide other consumer products and services. Many are open outside of traditional banking hours, for example on nights and weekends, making it easier for consumers to use our services. Although our agent contracts are generally for 5 year terms, our top 40 agents globally have been with us an average of approximately 13 years, and in 2007, these agents were involved in transactions that generated more than 50% of our consumer-to-consumer revenue. We occasionally acquire equity interests in, and enter into alliances with, certain of our agents to better align our long-term interests. For example, in October 2007, we completed an agreement to acquire a 25% ownership interest in GraceKennedy Money Services Caribbean SRL (“GraceKennedy”), an agent in Jamaica. Additionally, we entered into another agreement to convert our non-participating interest in a joint venture with our Singapore agent, Hersing Corporation Ltd., into a fully participating 49% interest. We also hold a majority interest in an alliance with our agent in France, and we hold minority interests in agents that have a presence in Ireland, the United Kingdom, Spain, Greece, and Italy, among others.

We have relationships with more than 6,000 businesses and other billers, approximately 1,800 of which relate to Pago Fácil, which was acquired in December 2006. These relationships are a core component of our consumer-to-business payment services. In 2007, our top 20 billers represented approximately 40% of our consumer-to-business revenue. On average, we have provided our bill payment services to our top 20 billers for more than 10 years.

Global distribution network. The Western Union, Orlandi Valuta and Vigo agent networks are the foundation of our international presence. We have more than 335,000 agent locations worldwide offering at least one of our consumer-to-consumer money transfer services, with the vast majority offering Western Union branded service. Our global footprint results from more than a decade of building relationships with agents worldwide.

Success in the consumer-to-consumer money transfer business depends in large part on providing quality service at convenient send and receive locations. Our global network, extending to over 200 countries and territories, provides that convenience. Over the last five years, we have emphasized the development of our receive network around the world to align the supply of agent locations in the markets that primarily send transactions with those that pay them. Today, we believe we are well-positioned to meet consumer demand in key receive markets, such as China, India, Mexico and the Philippines.

To complement the convenience offered by our network’s global physical locations, in certain countries we have made our services available through other channels, such as our internet service, westernunion.com (which allows consumers to send funds through our website), our telephone money transfer service, and our direct-to-bank money transfer service (which allows consumers to send money directly to a bank account). These services represent approximately 3% of our consolidated revenues. For financial information regarding our foreign and United States operations, see Item 7 of Part II and our historical financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Established brands. Our Western Union brand is built on a foundation of more than 150 years of history and consumer-focused service. The Western Union brand represents speed, reliability, trust, value and convenience. The international expansion of our agent network over the past decade has taken the Western Union brand nearly everywhere consumers send and receive money. As people move and travel around the world, they are able to find a well recognized service to send funds to others.

We also offer money transfer services under the Orlandi Valuta and Vigo brands. Over the past three years, Western Union branded transactions have grown the fastest of the three consumer money transfer brands.

Through our Western Union Quick Collect, Western Union Convenience Pay, Pago Fácil, Speedpay, Just in Time EFT and Equity Accelerator brands, we offer cash-based and electronic consumer-to-business payment services.

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2007, we invested approximately $295 million to market, advertise and promote our services, and many of our agents have contributed significant financial resources to assist with marketing the business.

Consumer relationships. One of our strengths has been our focus on our consumers and offering them fast, reliable money transfer and payment services. Our global loyalty card program is available in a growing number of countries. We launched our Western Union Gold Card, the principal vehicle of the program, in the United States in 2002. As of December 31, 2007, the loyalty program was available in 65 countries and had approximately 9.5 million active cards. The Gold Card offers consumers faster service at the point-of-sale, service fee reductions on future Western Union branded transactions and other benefits such as a rechargeable prepaid phone card embedded within the loyalty card. On average, a Gold Card consumer initiates more transactions and has a higher rate of retention than a non-carded consumer. In the United States, approximately 50% of Western Union branded consumer-to-consumer transactions are initiated using a Gold Card. We have also seen increases in usage in Europe and Asia where we began offering the Gold Card in 2004. The global loyalty program is one component of our consumer relationship management, or “CRM,” program designed to support and enhance long-term relationships with our consumers. Consumer databases supplement these efforts by providing insight on consumer preferences so that we can selectively target consumer communications and marketing.

Operational excellence. An important part of operational excellence is reliable technology. Our systems enable us to provide worldwide, multi-currency and real-time money transfer processing with a high degree of reliability. We provide many of our largest agents and billers dynamic computer host-to-host interfaces that enable them to offer money transfer and payment services within their own computer environment. We also provide settlement and reconciliation software to our agents and billers with reporting and analysis tools to help them monitor many aspects of their money transfer business, including transactions, profitability and cash flow. Behind the scenes, our settlement systems facilitate the periodic settlement of accounts between our company and our agents and billers. Our systems and processes enable our agents to pay money transfers in more than 120 currencies worldwide. Many of our agents can pay in multiple currencies at a single location.

Flexibility is another important component of operational excellence. We continue to work to implement consumer focused enhancements to our services, like telephone and internet services, and money transfers paid directly to a bank account or to a stored-value card.

Global compliance programs. We have developed and continue to enhance global compliance programs to monitor and address various aspects of the legal and regulatory requirements of our business, including the monitoring of money laundering and terrorist financing risks. At present, we have approximately 300 employees in a number of our offices around the world fully dedicated to these efforts and we spent over $40 million on these efforts during 2007.

Attractive financial profile. Our revenue and net cash flow have provided us with opportunities to invest in our core business growth, new services and new markets. In 2007, we generated $4.9 billion in revenues, had an operating profit margin of 27% and generated over $1.1 billion in net cash provided by operating activities.

Experienced management team. Our management has significant experience in money transfers and payment services. During 2007, we further strengthened the team with the addition of two executives. Many of our business leaders at the senior management level and below were involved in Western Union’s global expansion and creating and implementing our long-term strategy. Collectively, members of our executive team have an average of eight years with us or First Data.

Our Strategy

We believe that our strengths position us well to continue to pursue global markets and remain focused on our consumers and agents, and their needs. To do so, we developed a number of strategies, including:

Expand and diversify global distribution. We are focused on selectively expanding our agent network and relationships with billers. Examples of this strategy and our recent success in implementing it include:

•	Expanding our network in key receive markets, such as China and India. Combined, China and India represented about 5% of our total revenue in 2007, up from 4% in 2006.

•

Adding or enhancing services allowing consumers in many countries to send and receive money transfers within the same country. In 2007, we grew our non-domestic intra-country money transfer transactions by over 30%, which generated in excess of $80 million in revenues.

•	Launching our internet service internationally. As of December 31, 2007, we were providing service in 11 countries outside of the United States.

We intend to continue to identify and create opportunities to generate new revenue from our existing distribution channels. For example, during 2008 we plan to expand our service offerings under our Vigo brand to new countries in Europe.

Our strategy is to align the number of send and receive agent locations in our markets to correspond to the send and receive demands of our consumers in each market. We have focused on building receive networks in countries with large inbound remittance markets, particularly in Latin America, Africa and eastern Europe, as well as key countries in Asia like China and India. This increased presence in receive markets provides consumers from these countries confidence that money they send home will be delivered to a convenient location they are familiar with. In the United States, western Europe and other predominantly send markets, we add agent locations in markets that tend to attract immigrants.

We offer bill payment services primarily in the United States. We intend to pursue continued global expansion of consumer-to-business payments services through our existing agent network and through acquisitions and alliances. Examples of this strategy include our recent initiative to provide certain advertising payments on behalf of Google through our Quick Cash® service, and our acquisition in December 2006 of the remaining 75% interest in Pago Fácil, an Argentina-based provider of consumer-to-business payments and prepaid mobile phone top-up services to a variety of organizations including utilities and government agencies.

Build our brands and enhance the consumer experience. We remain focused on our brands and make sizable investments to build our brands and enhance our consumers’ experience. In the years ended December 31, 2007, 2006 and 2005, we spent approximately 6.0%, 6.5% and 6.9%, respectively, of our revenue on marketing, including advertising, events, loyalty programs, and employees dedicated to marketing activities. Building our brands and enhancing the consumer experience are strategies that are grounded in our global CRM programs, which emphasize building a lifetime relationship with our consumers and their families. The Western Union Gold Card is a key part of this strategy. The Gold Card program helps build loyalty by offering consumer recognition, added convenience at the point-of-sale and rewards for transactions. As we continue to introduce the Gold Card in additional countries, we expect to combine the benefits of increased usage with enhanced consumer relationships.

In each of the past three years, we have reduced consumer fees and foreign exchange spreads in selected corridors or markets in response to consumer demand and in order to maximize market opportunities and strengthen our overall competitive position. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes. In most instances the impact of each pricing decrease and any offsetting increase in volume is shared with our agents through commissions.

Develop consumer choice and convenience. We focus our product development strategy on providing money transfer services that meet consumers’ needs for convenience, choice and value, including:

•	Walk-in money transfer service—our traditional cash money transfer service from one person to another through our worldwide agent network. Most of our revenue is generated through this service;

•	Westernunion.com—our internet service;

•	Telephone Money Transfer—a service that allows consumers to speak with Western Union operators in a number of languages by phone to send funds;

•	Money Transfer by Phone—a service that allows consumers to speak with Western Union operators in a number of languages by phone from agent locations to send or receive funds;

•	Direct to Bank—a service that allows consumers to send funds directly to a bank account;

•	Account to Cash—a service that allows consumers to debit their bank accounts and send the money through Western Union for payment at any agent location;

•	Cash to Card—a service that provides consumers an option to direct funds to a stored-value card; and

•	Home delivery of remittances—a service that allows funds to be delivered to the recipient rather than picked up at an agent location.

In the United States, we offer consumers the ability to send payments to billers through a variety of channels, including walk-in locations, telephone and the internet. In order to pay their bills through these channels, consumers can use various means of payment—cash, checks, payments using a bank account through the automated clearing house (“ACH”), credit cards, or debit cards. We intend to increase our consumer payments business in the United States by pursuing existing and emerging electronic payments services and technologies. Equally important, we plan to expand this business outside the United States, as demonstrated by our acquisition of Pago Fácil in Argentina.

Develop technologies and new service offerings. Western Union is exploring new ways to bring additional services to our consumers around the world. For example, our Western Union International Bank has the ability to establish branches and offer money transfer and other financial services directly to consumers in each of the 27 member states of the European Union and the three additional states of the European Economic Area. We continue to explore new services—either offered by our company directly or through third parties.

Developing new technologies through innovation is a key focus area. We have, or will have, a number of pilots in the market and although they are not contributing meaningfully to revenue currently, we will continue to learn from and evaluate the viability of each pilot test to ensure we are investing appropriately to drive future growth, including attracting new customers to Western Union. Our current pilot programs and new service offerings we are exploring include:

•

Mobile Money Transfer—will allow the consumer to send cash using a mobile phone, which we intend to pilot during 2008. This long-term opportunity will provide consumers with the ability to transfer money via mobile phones and will allow the consumer to send or pay out funds at select Western Union agent locations.

•

Western Union Global Business Payments—a web-based service that will provide small-to-medium sized businesses a variety of different payment options. The pilot service is a fast and reliable way to make foreign currency payments from the United States to over 100 countries.

•

Micro-lending—this involves advancing small value unsecured loans to consumers. The market for loans of this size is often consumers with no formal credit history who may be underserved by most financial institutions. These consumers are often regular users of our remittance services. We have partnered with PrimeCredit Limited, a wholly owned subsidiary of Standard Chartered Bank PLC, to begin offering micro loans on a test basis in Hong Kong. Western Union will not underwrite the loans, and accordingly, will not take any credit risk on the loans.

•

Enhanced online bill payments—we have entered into a partnership with a provider of online banking and bill payment solutions to financial institutions. This partnership gives participating banks’ online customers the option to make bill payments which post to their account within the same day.

Our Segments

We manage our business around the consumers we serve and the type of services we offer. Each segment addresses a different combination of consumer needs, distribution networks and services.

•	Consumer-to-consumer—money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems.

•

Consumer-to-business—the processing of payments from consumers to billers through our networks of third-party agents and various electronic channels. The segment’s revenue was primarily generated in the United States for all periods presented.

Our other businesses not included in these segments include Western Union branded money orders available through a network of third-party agents primarily in the United States and Canada, and prepaid services. Prepaid services include a Western Union branded prepaid MasterCard® card sold through select agents in the United States and the internet, a Western Union branded prepaid Visa® card sold on the internet, and top-up services for third parties that allow consumers to pay in advance for mobile phone and other services.

Also included in “other” are recruiting and relocation expenses associated with hiring senior management positions new to our company, and consulting costs used to develop ongoing processes in connection with completing the spin-off; and expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer and micro-lending services.

The table below presents the components of our consolidated revenue:

	Years Ended December 31,
	2007	2006	2005
International (a)	65%	62%	59%
Domestic (b)	11%	14%	16%
Mexico (c)	7%	8%	7%

Total consumer-to-consumer	83%	84%	82%
Consumer-to-business	15%	14%	15%
Other	2%	2%	3%

	100%	100%	100%

(a)	Represents transactions between and within foreign countries (excluding Canada and Mexico), transactions originated in the United States or Canada and paid elsewhere, and transactions originated outside the Untied States or Canada and paid in the United States or Canada. Excludes all transactions between or within the United States and Canada and all transactions to and from Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the United States and Canada.
(c)	Represents all transactions to and from Mexico.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 83% of our total consolidated revenues for 2007. We offer consumers a variety of ways to send money. Although most remittances are sent in cash at one of our more than 335,000 agent locations worldwide, in some countries we offer the ability to send money over the internet or the telephone, using a credit or debit card. Some agent locations accept debit cards to initiate a transaction. We also offer consumers several options to receive a money transfer. While the vast majority of transfers are paid in cash at agent locations, in some places we offer payments directly to the receiver’s bank account or on a stored-value card.

Operations

Our revenue is derived primarily from transaction fees charged to consumers to transfer money, and in certain money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by Western Union to the consumer and the rate at which we or our agents are able to acquire currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and address of the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. This sending agent enters the transaction information into our data processing system and the funds are made available for payment, usually within minutes. The recipient enters any agent location in the designated receiving area or country, presents identification and is paid the transferred amount. Recipients do not pay a fee (although in limited circumstances, a tax may be imposed on the payment of the remittance). We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the locations to and from which the funds are sent and are to be transferred.

Over 85% of our consumer-to-consumer transactions involve at least one non-United States location. No individual country outside the United States accounted for more than 10% of the segment’s revenue for the years ended December 31, 2007, 2006 and 2005. Certain of our agents facilitate a large number of transactions; however, no individual agent accounted for greater than 10% of the segment’s revenue during these periods.

Seasonality

Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

Services

We offer money transfer services worldwide. In 2007, over 90% of our consumer-to-consumer transactions were traditional cash money transfers involving our walk-in agent locations around the world. In order to enhance the convenience of our services, we offer a number of options for sending and receiving funds; however, historically, demand for in-person, cash money transfers has been the strongest. The different ways consumers can send or receive money include the following:

Walk-in money transfer service. The majority of our remittances constitute transactions in which cash is collected by the agent and payment (usually cash) is available for pick-up at another agent location in the designated receive country, usually within minutes.

We continue to develop new services that enhance consumer convenience and choice and are customized to meet the needs of consumers in the regions where these services are offered. In the United States, consumers can use a debit card to send transactions from many agent locations. In some United States outbound corridors and in select international corridors, we provide a “Direct to Bank” service, enabling a consumer to send a transaction from an agent location directly to a bank account in another country. In certain countries, we offer payout options through a debit or stored-value card, or through a money order. In certain countries, our agents offer a bank deposit service, in which the paying agent provides the receiver the option to direct funds to a bank account or to a stored-value card. Also, under our Vigo brand, we offer Direct to Bank service in certain receive countries.

Our “Next Day” delivery option is a money transfer that is available for payment the morning after the money transfer is sent. This option is available in certain markets for domestic service within the United States, and in select United States outbound and international corridors, including Mexico. The Next Day Delivery service gives our consumers a lower-priced option for money transfers that do not need to be received within minutes, while still offering the convenience, reliability and ease-of-use that our consumers expect.

Our “Money Transfer by Phone” service is available in select agent locations in the United States. In a Money Transfer by Phone transaction, the consumer is able to use a telephone in the agent location to speak to a Company representative in one of several languages. Typically the sender provides the information necessary to complete the transaction to the Company operator on the phone and is given a transaction number, which the sender takes to the agent’s in-store representative to send the funds.

Online money transfer service. Our internet website, westernunion.com, allows consumers to send funds on-line, using a credit or debit card, for pay-out at most Western Union-branded agent locations around the world. Transaction capability at westernunion.com was launched in the United States in 2000. As of December 31, 2007, we are now providing service in 11 countries outside the United States.

Telephone money transfer service. Our Telephone Money Transfer service allows Western Union consumers to send funds by telephone without visiting an agent location. Consumers call a toll-free number in the United States, Canada, Ireland or the United Kingdom and use a debit card or credit card to initiate a transaction. The money transfer is then available for pay-out at an agent location.

Cash to card. Our service that provides consumers an option to direct funds to a stored-value card in certain locations.

Home delivery. Our home delivery service, available in certain locations, allows funds to be delivered to the recipient rather than picked up at an agent location.

Distribution and Marketing Channels

We offer our consumer-to-consumer service through our global network of third-party agents and the other initiation and payment methods discussed above. Western Union provides central operating functions such as transaction processing, marketing support and customer relationship management to our agents.

Some of our Western Union agents outside the United States manage subagents, which we refer to as superagents. We have approximately 700 superagents located throughout the world. Although our subagents are under contract with these superagents (and not with Western Union directly), the subagent locations have access to the same technology and services that our other agent locations do.

Our international agents are able to customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value payout options and Direct to Bank service. Our marketing relies on feedback from our agents and consumers, and in many of our markets, our agents invest in their own marketing activities.

In February 2005, Western Union International Bank began operations. We chartered the bank in order to adapt to the challenges presented by the growing trend among the member states of the European Union to regulate the money transfer business, and to give us a regulatory platform for new products and services. Western Union International Bank holds a full credit institution license, allowing it to offer a range of financial services throughout the 27 member states of the European Union and the three additional states of the European Economic Area. Today, the bank offers retail service in approximately 35 locations in three countries.

Industry Trends

We participate in a large and growing market for money transfer. Growth in the money transfer business tends to correlate to immigration and related employment rates worldwide. Therefore, an indicator for future growth is the size of the international migrant population, which to a certain extent follows economic opportunity worldwide. According to The World Bank, the number of worldwide immigrants is nearly 200 million or approximately 3% of the world’s population. The top three remittance markets in the world, the countries of India, China and Mexico, each receive $25 billion or more annually according to The World Bank. We anticipate that demand for money transfer services will continue to grow as people continue to migrate from their country of origin.

In 2007, consumers transferred $64 billion in consumer-to-consumer transactions through our company in both cross-border and intra-country transactions, of which $57 billion related to cross-border transactions. Funds transferred through our agent network have increased at a compound annual growth rate of 23% from 2005 to 2007, with cross-border money transfers increasing at a compound annual growth rate of 27% during the same period.

Another significant trend impacting the money transfer industry is the increase in regulation in recent years. Regulation in the United States and elsewhere focuses, in part, on anti-money laundering and anti-terrorist activities. Regulations require money transfer providers, banks and other financial institutions, to develop systems to monitor and report appropriately on certain transactions.

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

•

Informal networks—Informal networks enable people to transfer funds without formal mechanisms, such as receipts, and, often, without compliance with government reporting requirements. However, we believe that such networks comprise a significant share of the market.

•	Electronic commerce—Online money transfer services allowing consumers the ability to send and receive money electronically using the internet.

•

Alternative channels—Alternative channels, including mail and commercial courier services, money transfers using mobile phones, and card-based options, such as ATM cards and stored-value cards, allow consumers to send or receive money.

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

Consumer-to-Business Segment

We provide a portfolio of electronic and cash payment options that provide consumers with fast and convenient ways to make one-time or recurring payments to billers. Revenues from this segment represented 15% of our revenue in 2007.

Operations

Our revenue in this segment is derived primarily from transaction fees paid by the consumer or the biller. These fees are typically less than the fees charged in our consumer-to-consumer segment. In order to make an electronic payment, the consumer or biller initiates a transaction over the telephone or the internet which we process using the consumer’s credit card, debit card or ACH. In order to make a cash payment, the consumer goes to an agent location and makes the payment to the agent.

In addition, we generate revenue from upfront enrollment fees received for our Equity Accelerator service, and we earn investment income on funds received from services sold in advance of settlement with payment recipients. The segment’s revenue was primarily generated in the United States for all periods presented. No individual biller accounted for greater than 10% of this segment’s revenue during all periods presented.

Services

Our consumer-to-business services strive to give consumers choices as to the payment channel and method of payment, and include the following:

Electronic payments. Consumers use our Speedpay service principally in the United States to make payments to a variety of billers using credit cards, debit cards and ACH. Payments are initiated over the telephone or the internet.

Our Equity Accelerator service is provided in the mortgage service industry, enabling consumers to make mortgage payments by ACH. It is marketed as a convenient way for homeowners to schedule additional recurring principal payments on their mortgages. Consumers who enroll in this service make mortgage payments based on a customized payment program, which results in interest savings and a lower mortgage balance.

Cash payments. Consumers use our Quick Collect service to send guaranteed funds to businesses and government agencies from over 50,000 Western Union agent locations primarily across the United States and Canada, using cash and, in certain locations, a debit card. This service is also offered in other select international locations, and is referred to as Quick PaySM in those locations. We also offer Quick Cash, a cash disbursement service used by businesses and government agencies to send money to employees or individuals with whom they have accounts or other business relationships.

Consumers use our Convenience Pay service to send payments by cash or check from a smaller number of Convenience Pay agent locations primarily to utilities and telecommunication providers.

In addition, Pago Fácil provides a walk-in bill payment service in Argentina under the Pago Fácil brand.

Distribution and Marketing Channels

Our electronic payment services are available primarily through the telephone and the internet, while our cash-based services are available through our agent networks. Billers market our services to consumers in a number of ways, and we market our services directly to consumers using a variety of means, including advertising materials and promotional activities at our agent locations. Consumers can also participate in the Western Union Gold Card program when using our Quick Collect service to make cash payments to billers.

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

The consumer-to-business payment industry outside the United States is at varying stages of development. In some countries, walk-in cash payments at a biller’s office or through a third party network are widely used, while in other countries electronic payment options, particularly through direct debit, are widely accepted payment options.

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

The most significant competitive factors in this segment relate to brand recognition, convenience, speed, variety of payment methods and price.

For additional details regarding our consumer-to-business segment, see Item 7 of Part II and our historical financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Other

Our remaining business units are grouped in the “Other” category, which includes money orders and prepaid services.

We market Western Union branded money orders, issued by a third-party, to consumers at non-bank retail locations primarily in the United States and Canada. Money order revenue is generated through a combination of commissions collected from our third-party issuer and per item fees for money orders sold. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to our third party issuer promptly following the sale date. The third-party issuer holds those funds to meet regulatory requirements and to pay money orders presented for payments. We do not hold the settlement assets related to our money order business. Agents generally receive no commissions from us on money order sales, but rather earn revenue by charging a fee to the consumer for the purchase of the money order.

We also offer prepaid services consisting of:

•	a Western Union branded prepaid MasterCard card and Visa card; and

•	third-party top-up services in the United States and Argentina.

The Western Union branded prepaid MasterCard is sold through select agents in the United States and on the internet, and our Western Union branded prepaid Visa card is also sold on the internet. Our “top-up” services allow consumers to pre-pay for mobile phone or other services, and otherwise store value with service providers that can be accessed by the consumer in the future.

Also included in “other” are recruiting and relocation expenses associated with hiring senior management positions new to our company, and consulting costs used to develop ongoing processes in connection with completing the spin-off; and expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer and micro-lending services.

Intellectual Property

The Western Union brand, consisting of trademark registrations in many countries, is material to our company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our growth. The Vigo, Orlandi Valuta, Speedpay, Paymap®, Equity Accelerator, Just in Time EFT, Western Union Quick Collect, Quick Pay, Quick Cash, Convenience Pay and Pago Fácil (registered in Argentina) trademarks and service marks are also important to our company.

We also own patents and patent applications covering aspects of our processes and services. We have been, are and in the future may be, subject to claims and suits alleging that our technology or business methods infringe patents owned by others, both in and out of the United States. Unfavorable resolution of these claims could require us to change how we deliver services, result in significant financial consequences, or both, which could adversely affect our business, financial position and results of operations.

Risk Management

Our company has a substantial credit risk management department that evaluates and monitors our credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our online services and electronic consumer-to-business channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. Our credit risk management team performs a credit investigation before each agent signing and conducts periodic analyses. As a result, our company’s losses associated with bad debts have been less than 1% of our annual revenue in each of the last three fiscal years.

A key component of the Western Union business model is our ability to manage risk associated with conducting financial transactions worldwide. We settle accounts with the majority of our agents in United States dollars or euros. We utilize currency exchange contracts, primarily forward contracts, to mitigate the risks associated with currency fluctuations. Limited foreign currency risk arises with respect to the agent settlement process. The foreign currency exchange risk is limited because the majority of money transfer transactions are paid within 24 hours after they are initiated and agent settlements occur in a few days in most instances.

International Investment

We have accumulated approximately $1.2 billion of foreign earnings at December 31, 2007, for which no provision has been made for United States federal and state income taxes, as we expect to reinvest these earnings outside the United States indefinitely. We believe the investment of these earnings over a number of years will assist us in executing our international strategies, including expanding and diversifying global distribution and exploring new service offerings, as follows:

•	providing us with the ability to acquire companies outside the United States that complement our existing businesses worldwide;

•

providing us with the ability to strategically invest in joint ventures and increase our ownership interest in certain of our agents, such as the conversion of our non-participating interest in a joint venture with our Singapore agent, Hersing Corporation Ltd., into a fully participating 49% interest and our recent 25% equity investment in GraceKennedy;

•

providing the necessary capital to support our international bank, which has the ability to establish branches and offer money transfer and other financial services directly to consumers in each of the 27 member states of the European Union and the three additional states of the European Economic Area;

•	developing new or enhancing existing software to support the expansion of our international agent network;

•	expanding our international operating sites; and

•	funding our operating cash requirements outside the United States.

The timing of these investments will be based on specific opportunities.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and other countries. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer licensing regulations, escheat laws and laws covering consumer privacy, data protection and information security. Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing and other illicit activity. Failure to comply with any of these requirements—by either Western Union or its agents (who are third parties, over whom Western Union has limited legal and practical control)—could result in the suspension or revocation of a license or registration required to provide money transfer services, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines. We continue to implement policies and programs and adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices. These programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, and support and guidance to our agent network on regulatory compliance.

Money Transfer and Payment Instrument Licensing and Regulation

In the United States, most states license money transfer services providers. Many states exercise authority over the operations of our money transfer services and, as part of this authority, regularly examine us. Many states require us to invest the proceeds of money transfers in high-quality, investment grade securities, and our use of such investments is restricted to satisfy outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate its exposure by making high-quality investments in compliance with these regulations. Substantially all of our investment securities, most of which relate to state licensing requirements in the United States, have credit ratings of “AA-” or better from a major credit rating agency as of December 31, 2007.

These licensing laws also cover matters such as government approval of controlling shareholders and senior management of our licensed entities, regulatory approval of agent locations, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain certain net worth levels. Many states also require money transmitters and their agents to comply with federal and/or state anti-money laundering laws and regulations.

Our money transfer and money order services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”) and similar state laws and regulations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders, to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. Many states impose similar and, in some cases more stringent, requirements. These requirements also apply to our agents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents inside and outside the United States.

The third-party issuer of the Western Union branded money orders is subject to similar licensing and regulatory requirements. Western Union provides services in support of that third-party’s compliance efforts.

Economic and trade sanctions programs administered by the United States Department of the Treasury Office of Foreign Assets Control (“OFAC”) prohibit or restrict transactions to or from (or dealings with) certain countries, their governments, and in certain circumstances, their nationals, as well as with specifically-designated individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. We provide very limited consumer-to-consumer services to individuals in Cuba, Syria and Sudan pursuant to and as authorized by advisory opinions of, or licenses granted by, OFAC.

Outside of the United States, our money transfer business is subject to some form of regulation in all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer, and agreements on the rates of exchange between currencies. They may also include laws and regulations intended to help detect and prevent money laundering or terrorist financing. In most countries, our agents are required to obtain licenses or permits to offer money transfer services.

We have developed and continue to enhance global compliance programs to monitor and address various aspects of these legal and regulatory requirements. Our money transfer network operates through third-party agents in most countries, and our legal and practical ability to control those agents’ compliance activities is limited. To assist in managing and monitoring money laundering and terrorist financing risks, we have developed and continue to enhance an anti-money laundering compliance program comprised of policies, procedures, systems and internal controls. At present, we have approximately 300 employees in a number of our offices around the world fully dedicated to these efforts and we spent over $40 million on these efforts during 2007.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us or our agents, including regulations that:

•	prohibit transactions in, to or from certain countries, governments and individuals and entities;

•	impose additional identification, reporting or recordkeeping requirements;

•	limit the entities capable of providing money transfer services or imposing additional licensing or registration requirements;

•	impose minimum capital or other financial requirements;

•	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•	require additional disclosures to consumers; or

•	limit the number or principal amount of money transfers which may be sent to or from the jurisdiction.

One example of such new rules is the Payment Services Directive (“PSD”) which was adopted in the European Union (“EU”) in November 2007. We expect that the PSD will influence changes in the cross border payment services market in the EU. Under the PSD, the licensing and other legal requirements for offering these services within EU countries will be harmonized. Currently, the laws regarding licensing and the provision of these services differ significantly among these countries. The PSD will also impose new rules on payment service providers like Western Union and certain of its EU-based agents and on banks and non-bank payments services providers which may offer these services. The PSD will be effective on November 1, 2009. The potential impact of the PSD on our business and the competitive and regulatory environment in which we operate is difficult to predict.

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

Privacy and Information Security Regulations

The collection, transfer, use and storage of personal information is required to provide our services. These activities are subject to data privacy laws and regulations in the United States, and foreign countries. In the United States, data privacy laws such as the federal Gramm-Leach-Bliley Act, California SB1/ SB1386 and various state laws apply directly to a broad range of financial institutions including money transmitters like Western Union, and indirectly to companies that provide services to those institutions. The state laws require us to provide notification to affected individuals, state officers and consumer reporting agencies in the event of a security breach of computer databases or physical documents that contain non public personal information. These regulations and laws also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines.

The collection, transfer, use and storage of personal information required to provide our services is subject to data privacy laws outside of the United States, such as the European Union’s 95/46 EC Directive of the European Parliament (the “Data Protection Directive”), Canada’s Personal Information Protection and Electronic

Documents Act, Japan’s Personal Information Protection Act, individual European national laws and data privacy laws of other providence’s or countries. In some cases, the laws of a country may be more restrictive than the Gramm-Leach-Bliley Act or the Data Protection Directive and may impose additional duties on companies. Each of these laws may restrict the collection, transfer, processing, storage, use and disclosure of sensitive personal information, may require notice to individuals of privacy practices and may give individuals certain rights to prevent the use or disclosure of sensitive personal information. These regulations and laws also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines.

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to United States federal and state, as well as certain foreign government agencies, when required by law. In recent years, these agencies have increased their requests for such information from Western Union and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing. During the same period, there has also been increased public attention regarding the corporate use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals—the prevention of money laundering and terrorist financing and the protection of consumer privacy—may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

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

Since Western Union International Bank does not operate any banking offices in the United States and does not conduct business in the United States except as may be incidental to its activities outside the United States, our company’s affiliation with Western Union International Bank does not cause it to be subject to the provisions of the Bank Holding Company Act.

Other

Some of our services are subject to card association rules and regulations. For example, an independent standards-setting organization working with credit card companies has developed regulations concerning payment card account security through the transaction process, called the Payment Card Industry (PCI) Data Security Standard. All merchants and service providers that store, process and transmit payment card data are required to comply with the regulations as a condition to accepting credit cards. We are subject to annual audits to ensure compliance with PCI regulations worldwide and are subject to fines if we are found to be non-compliant.

Stored-value services offered by Western Union prepaid services are subject to federal and state laws and regulations related to consumer protection, licensing, escheat and money laundering. These laws are evolving, unclear and sometimes inconsistent, and the extent to which these laws apply to Western Union or its consumers is in a state of change. We are unable to determine the impact that the clarification of these laws and their future interpretations may have on these services.

The Separation of Western Union from First Data

Until September 29, 2006, the Company was a wholly owned subsidiary of First Data. The spin-off by First Data of its money transfer and consumer payments businesses became effective on September 29, 2006 through a distribution of 100% of the common stock of The Western Union Company to the holders of record of First Data’s common stock (the “Distribution”). We have received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the First Data stockholders, First Data and Western Union. Refer to Item 1A of Part I for additional details on tax risks associated with the spin-off from First Data.

The financial information in this Annual Report on Form 10-K for the periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of the Company and our majority-owned subsidiaries. The financial information for the periods presented prior to the Distribution is presented on a combined basis and represent those entities that were ultimately transferred to the Company as part of the Spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. However, the financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented. The results of operations and cash flows for the years ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any other future period as a result of the circumstances described above.

We entered into various agreements with First Data prior to the spin-off which will have potential impacts on our business in future periods, including:

•

Separation and Distribution Agreement—This agreement defines our ongoing relationship with First Data following the spin-off, and provides for cross-indemnities, principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data.

•

Tax Allocation Agreement—We entered into a tax allocation agreement with First Data setting forth the rights and obligations of First Data and us with respect to: (i) taxes imposed on our respective businesses both prior to and after the spin-off, (ii) taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences, as set forth in the private letter ruling, in connection with the spin-off (and certain related transactions) and if such transactions do not qualify for tax-free treatment under the Internal Revenue Code. For a more complete discussion on the Tax Allocation Agreement refer to Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10K.

•

Money Order Agreement—Integrated Payment Systems Inc., or “IPS,” a subsidiary of First Data, has agreed to issue Western Union® branded money orders for us. We do not believe First Data’s announcement of its plan to exit its official check and money order business will have a significant impact on us, as First Data has a money order processing contract with us through 2011. We believe we have adequate time to replace the services currently provided by First Data.

Employees and Labor

As of December 31, 2007, our businesses employed approximately 6,100 employees. Western Union has two four-year labor contracts (both expiring August 6, 2008) with the Communications Workers of America, AFL-CIO representing approximately 845 employees located primarily in Texas and Missouri. Our United States based employees are not otherwise represented by any labor organization.

Available Information

The Western Union Company is a Delaware corporation and its principal executive offices are located at 12500 East Belford Avenue, Englewood, CO, 80112, telephone (866) 405-5012. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Financial Information” portion of the Company’s web site, www.westernunion.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission or the “SEC.” The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Executive Officers of the Registrant

As of February 26, 2008 our executives are listed below:

Name	Age	Position
Christina A. Gold	60	President, Chief Executive Officer and Director
Liz Alicea-Velez	51	Executive Vice President, Latin America/Caribbean
David Barnes	46	Executive Vice President, United States/Canada and Strategic Development
Guy A. Battista	59	Executive Vice President and President of Western Union Financial Services, Inc.
Royal Cole	46	Executive Vice President and General Manager, Western Union Payment Services
Hikmet Ersek	47	Executive Vice President and Managing Director, Europe/Middle East/Africa/South Asia
Gail Galuppo	44	Executive Vice President and Chief Marketing Officer
Robin Heller	42	Executive Vice President, Operations and IT
Ian Marsh	54	Executive Vice President and Managing Director, Asia Pacific
Anne McCarthy	48	Executive Vice President of Corporate Affairs
Scott Scheirman	45	Executive Vice President and Chief Financial Officer
David Schlapbach	49	Executive Vice President, General Counsel and Secretary
Grover Wray	47	Executive Vice President of Human Resources

Christina A. Gold is our President, Chief Executive Officer and one of our directors. Prior to taking these positions in September 2006, she was a Senior Executive Vice President of First Data and President of Western Union since May 2002. From October 1999 to May 2002, she was Chairman, President and Chief Executive Officer of Excel Communications, Inc. Ms. Gold served as President and Chief Executive Officer of The Beaconsfield Group from March 1998 to October 1999. In 1970, she joined Avon Products, Inc., serving as President of Avon Canada from 1989 to 1993, President of Avon North America from 1993 to 1997 and Executive Vice President of Global Development from 1997 to 1998. Ms. Gold is a Director of ITT Corporation and New York Life Insurance Company.

Liz Alicea-Velez is our Executive Vice President, Latin America/Caribbean. Prior to taking this position in February 2007, she served as Senior Vice President and General Manager of Western Union’s Latin America/Caribbean region, President of Orlandi Valuta and President of Vigo Remittance Corporation from February 2006 to February 2007. From September 2002 to February 2006, Ms. Alicea-Velez served as Senior Vice President and General Manager of Western Union’s Domestic Money Transfer and Retail Money Order

businesses, and as President of Orlandi Valuta. Prior to that time, she served as Area Vice President of Western Union’s Latin America/Caribbean region from January 1999 to September 2002. Ms. Alicea-Velez joined First Data in 1992.

David Barnes is our Executive Vice President, United States/Canada and Strategic Development. Mr. Barnes was co-Principal Financial Officer of our company from August 2006 to February 2007. Prior to joining Western Union in 2006, Mr. Barnes was Chief Financial Officer of Radio Shack Corporation starting in April 2005. From 2002 to 2005, he was Chief Financial Officer of Coors U.S. In March 1999, Mr. Barnes joined Adolph Coors Company as Vice President and Treasurer of Adolph Coors and Vice President of Finance and Treasurer of Coors Brewing Company.

Guy A. Battista is our Executive Vice President and President of Western Union Financial Services, Inc. Prior to taking this position in September 2006, he was an Executive Vice President and Chief Information Officer of First Data since March 2001. Mr. Battista joined First Data in 1990.

Royal Cole is our Executive Vice President and General Manager, Western Union Payment Services, and leads our United States Agent Network Management group. Prior to taking this position in September 2006, Mr. Cole had responsibility for Western Union’s Payment Services including Retail Money Orders and Prepaid Services since December 2005. From December 2001 to December 2005, he was Senior Vice President and General Manager of Agent Network Management for Western Union. Prior to that time, Mr. Cole was Senior Vice President and General Manager of ValueLink from November 1999 to November 2001. Prior to joining Western Union in 1991, Mr. Cole held sales and sales management positions with the Pepsi-Cola Company.

Hikmet Ersek is our Executive Vice President and Managing Director, Europe/Middle East/Africa/South Asia. Prior to taking this position in September 2006, Mr. Ersek held various positions with Western Union. From March 2004 to September 2006, he was Senior Vice President, Europe/Middle East/Africa/South Asia and from October 2002 to March 2004 he was Senior Vice President, Europe/Middle East/Africa. Prior to that time, Mr. Ersek was Regional Vice President, Central and Eastern Europe from July 2001 to October 2002. Prior to joining Western Union in September 1999, Mr. Ersek was with GE Capital specializing in European payment systems and consumer finance.

Gail Galuppo is our Executive Vice President and Chief Marketing Officer. Prior to joining Western Union in September 2007, Ms. Galuppo was the Chief Marketing and Customer Officer of Standard Chartered Bank from August 2006, and the Global Head of Credit Cards of Standard Chartered Bank from September 2005 to August 2006. From April 2001 to August 2005, Ms. Galuppo led brand management, promotional retail marketing and product category strategy for Sears, Roebuck and Company, most recently serving as its Vice President, Brand and Category Strategy.

Robin Heller is our Executive Vice President, Operations and IT. Prior to taking this position in September 2006, she was Senior Vice President, Global Operations for First Data since November 2004. From July 2003 to November 2004, Ms. Heller served in a similar capacity with Western Union. Prior to that time, she was Senior Vice President, Sales, Marketing and Operations for Western Union Commercial Services from July 2002 until June 2003 and Senior Vice President, Operations and Client Management for IPS, a First Data subsidiary, from July 2000 until June 2002. Ms. Heller joined First Data in 1988.

Ian Marsh is our Executive Vice President and Managing Director, Asia Pacific. Prior to taking this position in September 2006, he served in a similar capacity in Western Union since March 2004. Prior to joining Western Union in 2004, Mr. Marsh was President, Reader’s Digest Europe from May 2001 to February 2003 and had a 30-year career with American Express, most recently serving as President and Chief Executive Officer, Japan. Mr. Marsh is a director of Hypercom Corporation.

Anne McCarthy is our Executive Vice President of Corporate Affairs. Prior to joining Western Union in March 2007, Ms. McCarthy was the Senior Vice President of Global Communications of SAP A.G. starting in August 2003. She served as Vice President of Communications for the DuPont Company from April 2002 until July 2003.

Scott Scheirman is our Executive Vice President and Chief Financial Officer of our company. Prior to taking this position in September 2006, Mr. Scheirman held a variety of positions with First Data, most recently serving as the Senior Vice President and Chief Financial Officer for Western Union since 1999. Prior to joining First Data, Mr. Scheirman was with Ernst & Young LLP. Mr. Scheirman serves as the Chairman of the Western Union Foundation. Mr. Scheirman joined First Data in 1992.

David Schlapbach is our Executive Vice President, General Counsel and Secretary. Prior to taking these positions in September 2006, Mr. Schlapbach held a variety of positions at First Data since joining it in 1996, including Deputy General Counsel—International, with responsibility for First Data’s legal matters outside the United States. In this capacity, he worked in First Data’s Paris office for four years, returning in 2004 to become General Counsel for Western Union. Prior to joining First Data, Mr. Schlapbach was an attorney at the law firm of Blackwell Sanders Peper Martin LLP in St. Louis, Missouri.

Grover Wray is our Executive Vice President of Human Resources. Prior to taking this position in September 2006, he joined Western Union as Senior Vice President, Human Resources in October 2005. Prior to joining Western Union, from January 2004 to September 2005, Mr. Wray was Vice President, Leadership and Professional Development and Staffing, for Janus Capital Group. Previously, Mr. Wray served as Chief Human Resource Officer, North America for Heidrick & Struggles from 2003 to 2004. From 1988 to 2003, he held increasingly responsible senior management roles at Arthur Andersen LLP, culminating in the role of Managing Partner of Human Resources in North America.

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

Risks Relating to Our Business and Industry

If we are unable to maintain our agent or biller networks under terms consistent with those currently in place, or if our agents or subagents fail to comply with Western Union business and technology standards and contract requirements or applicable laws and regulations, our business, financial position and results of operations would be adversely affected.

Most of our consumer-to-consumer revenue is derived through our agent network. In addition, our international agents may have subagent relationships for which we have no direct relationship. Transaction volumes at existing agent and subagent locations often increase over time and new agents and subagents provide us with additional revenue. If agents decide to leave our network, if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

In some cases, we rely on our agents’ information systems and processes to obtain transaction data. If an agent or sub-agent loses information, if there is a significant disruption to the information systems of an agent or sub-agent, or if an agent or sub-agent does not maintain the appropriate controls over their systems, we may experience reputational harm which could result in losses to the Company.

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

Our agents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. A material change in the regulatory requirements necessary to offer money transfer services in a jurisdiction important to our business could mean increased costs and/or operational demands on our agents, which could result in the attrition of agents and subagents, a decrease in the number of locations at which money transfer services are offered and other negative consequences. The regulatory status of our agents could affect their ability to offer our services. For example, our agents in the United States are considered Money Service Businesses, or “MSBs,” under the Bank Secrecy Act. An increasing number of financial institutions view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. As a result, several financial institutions have terminated their banking relationships with some of our agents and with us. If a significant number of agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services.

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

We have relationships with more than 6,000 businesses and other billers, including approximately 1,800 biller relationships relating to Pago Fácil, which was acquired in December 2006. These relationships are a core component of our consumer-to-business payment services, and we derive a substantial portion of our consumer-to-business revenue through these biller relationships. If we are unable to sign new billers or maintain our biller relationships under terms consistent with those currently in place, our revenue and profit growth rates may be adversely affected.

Our business is subject to a wide range of laws and regulations, especially laws designed to prevent money laundering and terrorist financing. Failure by us, our agents or subagents to comply with those laws and regulations could have an adverse effect on our business, financial position and results of operations.

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

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to United States federal and state, as well as certain foreign, government agencies, when required by law. In recent years, these agencies have increased their requests for such information from us and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing. During the same period, there has also been increased public attention regarding the corporate use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals—the prevention of money laundering and terrorist financing and the protection of consumer privacy—may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.

Changes in the regulatory environment may also impact the manner in which we may operate our business or may change the competitive landscape. One example of such a change is the Payment Services Directive (“PSD”) which was adopted in the European Union (“EU”) in November 2007. We expect that the PSD will influence changes in the cross border payment services market in the EU. Under the PSD, the licensing and other legal requirements for offering these services within EU countries will be harmonized. Currently, the laws regarding licensing and the provision of these services differ significantly among these countries. The PSD will also impose new rules on payment service providers like Western Union and certain of its EU-based agents and on banks and non-bank payments services providers which may offer these services. The PSD will be effective on November 1, 2009. Such changes could result in increased costs to comply with these new rules, or in the event we are unable to comply, could have an adverse impact on our business, financial position and results of operations.

In addition, our fees may be reduced because of regulatory initiatives or proceedings that are either industry wide or specifically targeted at our company. For example, initiatives both in the United States and at G-8 summit meetings have focused on lowering international remittance costs. These initiatives may have an adverse impact on our business, financial position and results of operations.

Interruptions in international migration patterns could adversely affect our business, financial position and results of operations.

The money transfer business relies in part on migration patterns, which bring workers into countries with greater economic opportunities than their native countries. A significant portion of money transfers is initiated by immigrants. Changes in immigration laws, such as those currently being considered in the United States, economic development patterns that discourage international migration and political or other events (such as war, terrorism or health emergencies) that would make it more difficult for workers to migrate or work abroad could adversely affect our remittance volume or growth rate and could each have an adverse effect on our business, financial position and results of operations. For example, for the years ended December 31, 2007 and 2006 the United States to Mexico, United States domestic and the United States outbound businesses were adversely impacted by the immigration debate in the United States. We responded by adding distribution, reducing prices, and executing advertising, promotion and community outreach initiatives, however, we have not seen transaction and revenue growth rates return to levels prior to 2006. In addition, weaknesses in the United States economy, including weaknesses in the construction industry, are also impacting United States based businesses.

A deterioration in economic conditions could adversely affect our results of operations.

As noted above, our money transfer business relies in part on migration patterns. These migration patterns are affected by, among other things, the availability of job opportunities and overall economic conditions. Reduced job opportunities or an overall slowdown in the economy in the United States or other countries could adversely affect our results of operations. For example, for the years ended December 31, 2007 and 2006, our United States to Mexico and United States outbound and domestic businesses were adversely impacted by general market softness, in part due to a slow down in the construction industry in the United States. If general market softness in the United States economy deteriorates further, or if weaknesses in those parts of national economies important to immigrant workers occur in other countries, our results of operations could be adversely impacted.

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

A number of factors could adversely affect consumers’ confidence in our business, or in traditional money transfer providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•	changes or proposed changes in laws or regulations that have the effect of making it more difficult for consumers to transfer money using traditional money transfer providers;

•

actions by federal, state or foreign regulators, including those that threaten the reliability of our money transfer services, such as the attempts by the Arizona Attorney General in 2006 to seize money transfer funds from states other than Arizona to Sonora, Mexico;

•	any significant interruption in our systems, including by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses; and

•	any breach of our security policies or applicable legal requirements resulting in a compromise of consumer data.

Many of our consumers are immigrants. Consumer advocacy groups or governmental agencies could consider the immigrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If governments implement new laws or regulations that limit our right to set fees, or if consumer advocacy groups are able to generate widespread support for positions that are detrimental to our business, our business, and results of operations could be adversely affected.

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

Money transfers to, from or within or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Additionally, economic or political instability or natural disasters may make money transfers to, from or within a particular country difficult, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to make payments to or receive payments from international agents or our ability to recoup funds that have been advanced to international agents and could adversely affect our business, financial position and results of operations. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we are experiencing high transaction and revenue growth rates, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

As noted above, many of our agents outside the United States are post offices, which are usually owned and operated by national governments. These governments may decide to change the terms under which they allow post offices to offer remittances and other financial services. For example, governments may decide to separate financial service operations from postal operations, or mandate the creation or privatization of a “post bank.” These changes could have an adverse effect on our ability to distribute, offer or price our services in countries that are material to our business.

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

Recently, card associations have become more active in promoting stored-value cards and other services that compete with our money transfer and consumer payments businesses. These associations, as well as debit networks, can be effective competitors because of the ubiquity of their brands, their large number of financial institution issuers and their extensive merchant networks. In addition, we offer consumers the ability to use debit cards in connection with certain of our services. The card associations and debit networks set the interchange fee, that we as a merchant must pay for accepting their cards. Their association and network rules also categorize transactions or cause us to categorize transactions in a manner that can affect the cost of the transaction to us or the consumer. Changes to interchange fees could increase our costs to accept cards in payment for services, while changes in how our services are categorized could make the use of cards to pay for our services less attractive to the consumer.

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

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations which were restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material affect on our effective tax rate, financial position, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

Acquisitions and integration of new businesses create risks and may affect operating results.

We occasionally acquire businesses both inside and outside the United States. The acquisition and integration of businesses involve a number of risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). In addition, complying with regulatory requirements, including anti-money laundering requirements, is another risk associated with acquiring companies, especially companies which have not previously been subject to such regulations. International acquisitions often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	integrating systems that may not have been designed or maintained to the same standards as those in the United States;

•	complying with foreign and domestic regulatory requirements;

•	fluctuations in currency exchange rates;

•	enforcement of intellectual property rights in some foreign countries;

•	difficulty entering new markets due to, among other things, customer acceptance and business knowledge of these new markets; and

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

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

As of December 31, 2007, we had $1,639.5 million of goodwill comprising approximately 28% of our total assets. An impairment review of goodwill is conducted at least once a year and more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. If we are unsuccessful in integrating the businesses we have acquired or acquire in the future, or if these acquired businesses experience declines in operating income or cash flows, adverse changes in the business climate, or if we are unable to successfully execute our strategy for these businesses, we may be required to write down the goodwill on our balance sheet associated with these acquisitions, which could have a material impact on our financial position and results of operations in future periods.

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

Western Union has been the subject of class-action litigation in the United States, alleging that its foreign exchange rate disclosures failed to adequately inform consumers about the revenue that Western Union and its agents derive from international remittances. These suits were all settled in or before 2004, without an admission of liability, and we have made changes in our advertising and consumer forms. It is possible that because of changes in law or future litigation or regulatory action, we could be required to modify our disclosures or our practices further. These modifications could be costly to implement, restrict our ability to advertise or promote our services and/or limit the amount of our foreign exchange income.

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

Over the past several years, we have entered into a number of consent agreements with federal and state authorities, including FinCEN, the New York State Banking Department, the California Department of Financial Institutions and the Arizona Department of Financial Institutions, relating to the Bank Secrecy Act and anti-money laundering requirements and related consumer identification matters. These agreements required us to pay civil penalties and to take certain measures to enhance our compliance with recordkeeping, reporting, training and agent oversight requirements under applicable state and federal law. The consent agreements with the New York State Banking Department and the California Department of Financial Institutions were lifted during 2007; however, the financial services industry and businesses like ours continue to be under significant federal and state regulatory scrutiny with respect to the Bank Secrecy Act and anti-money laundering compliance matters. It is possible that as a result of periodic examinations or otherwise, we could be subject to deficiency findings, fines, criminal penalties, enforcement actions or similar consent agreements in the future that could adversely affect our business, financial position and results of operations.

Our ability to remain competitive depends in part on our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential patent infringement claims.

The Western Union brand, consisting of trademark registrations in various countries, is material to our company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our business. Similar to the Western Union trademark, the Vigo, Orlandi Valuta, Speedpay, Paymap, Equity Accelerator, Just in Time EFT, Pago Fácil (registered in Argentina), Western Union Quick Collect, Quick Pay, Quick Cash, Convenience Pay trademarks and service marks are also important to our company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

We have been, are and in the future may be, subject to claims alleging that our technology or business methods infringe patents owned by others, both in and outside the United States. Unfavorable resolution of these claims could require us to change how we deliver a service, result in significant financial consequences, or both, which could adversely affect our business, financial position and results of operations.

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

Any disruptions caused by our work force could adversely affect our operations and financial performance.

Western Union has two four-year labor contracts (both expiring August 6, 2008) with the Communications Workers of America, AFL-CIO (“CWA”) representing approximately 845 employees as of December 31, 2007. Approximately 825 of these employees are covered by one of these labor contracts and are located in Texas and Missouri. These employees staff certain of our call center facilities or work in our settlement and operational accounting functions.

On February 25, 2008, the Company decided to pursue decision bargaining negotiations with the CWA regarding the possible closure of the Company’s facilities in Bridgeton, Missouri, St. Charles, Missouri and Dallas, Texas. The Company intends to communicate this decision to the CWA as soon as possible in order to commence negotiations. The Company expects to be engaged in decision bargaining with the CWA for the next 60 days. The decision bargaining process could result in a new collective bargaining agreement with the CWA. The decision bargaining process could also result in a decision by the Company to proceed to implement the closure of these facilities. In that event, the Company would proceed to announce the closure and would be available to engage in effects bargaining with the CWA, and we would expect the closure and relocation of operations to be completed in the second half of 2008. An inability to reach a timely agreement with the CWA or a decision to close, and the closure, of any or all of these facilities may result in nonrecurring costs and expenses, disputes with the union, potential disruptions to our operations and negative publicity which could impact our relationship with agents, each of which could adversely affect our financial results.

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

The vast majority of our global funds transfer business is conducted through third-party agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks are comprised of agents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order, complete the money transfer or payment services on behalf of the consumer.

From time to time, we have made, and may in the future make, short term advances and longer term loans to our agents. These advances and loans generally are secured by settlement funds payable by us to these agents. However, the failure of these borrowing agents to repay these advances and loans constitutes a credit risk to us.

We offer consumers the ability to transfer money utilizing their credit or debit card through various distribution channels such as the internet or telephone. Because they are not face-to-face transactions, these transactions involve a greater risk of fraud. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools may not always be successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions on our distribution channels and may elect to block transactions by their cardholders on those channels with or without notice. For example, during 2007, we received notification from several issuing banks that credit or debit cards issued by them were blocked from transacting on westernunion.com. Although these banks subsequently have allowed our consumers to use their cards again on our website, there is no certainty that these banks will not issue a similar restriction in the future, and as a result, we may continue to be impacted by notifications such as these in the future.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2007, we had approximately $3.3 billion in consolidated indebtedness, and we may also incur additional substantial indebtedness in the future.

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

There would be adverse tax consequences associated with using certain earnings generated outside the United States to pay the interest and principal on our indebtedness. Accordingly, this portion of our cash flow will be unavailable under normal circumstances to service our debt obligations.

Market disruptions and other factors outside our control may make it more expensive or difficult to refinance our existing indebtedness as it becomes due. Our primary source of liquidity is cash flow from our operations; however, we do finance a portion of our operations through short-term borrowings in the commercial paper markets. Increases in interest rates and the tightening of the credit markets may adversely affect our ability to access the commercial paper markets in the future.

Our business, financial position and results of operations could be harmed by adverse rating actions by credit rating agencies.

Currently, each of the major credit rating agencies has given our outstanding indebtedness an investment grade rating. If our current rating is significantly downgraded, or if ratings agencies indicate that a significant downgrade may occur, our business, financial position and results of operations could be adversely affected and perceptions of our financial strength could be damaged. This could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices. In addition, a significant downgrade or an indication that a significant downgrade may occur also could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, a significant downgrade could increase our costs of borrowing money, adversely affecting our business, financial position and results of operations.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial position and results of operations.

As noted above, we have substantial indebtedness as of December 31, 2007. Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could be subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Any of these requirements could adversely affect our business, financial position and results of operations.

Material changes in the market value of the securities we hold may adversely affect our results of operations and financial condition.

As of December 31, 2007, we held $193.8 million in investment securities, substantially all of which are highly rated state and municipal debt instruments. We regularly monitor our credit risk and attempt to mitigate our exposure by making high quality investments. At December 31, 2007, substantially all investment securities had credit ratings of

“AA-” or better from a major credit rating agency. Despite those ratings, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The master trust which holds the assets of our pension plans has assets totaling approximately $400 million as of September 30, 2007, our most recent measurement date. The fair value of these assets held in the master trust are compared to the plans’ projected benefit obligation to determine the pension funding liability of $27.6 million recorded within “other liabilities” in our consolidated balance sheet as of December 31, 2007. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements.

We receive services from third-party vendors that would be difficult to replace if those vendors ceased providing such services which could cause temporary disruption to our business.

Some services relating to our business, such as software application support, the development, hosting and maintenance of our operating systems, money order issuance, check clearing, and processing of returned checks are outsourced to third party vendors, who would be difficult to replace quickly. If our third party vendors were unwilling or unable to provide us with these services in the future, our business and operations could be adversely affected.

Risks Relating to the Spin-Off

If the spin-off does not qualify as a tax-free transaction, First Data and its stockholders could be subject to material amounts of taxes and, in certain circumstances, our company could be required to indemnify First Data for material taxes pursuant to indemnification obligations under the tax allocation agreement.

First Data received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the spin-off (including certain related transactions) qualifies as tax-free to First Data, us and First Data stockholders for U.S. federal income tax purposes under sections 355, 368 and related provisions of the Internal Revenue Code, assuming, among other things, the accuracy of the representations made by First Data with respect to certain matters on which the Internal Revenue Service did not rule. If the factual assumptions or representations made in the private letter ruling request, including those described above, were untrue or incomplete, then First Data will not be able to rely on the ruling.

The spin-off was conditioned upon First Data’s receipt of an opinion of Sidley Austin LLP, counsel to First Data, to the effect that, with respect to requirements on which the Internal Revenue Service did not rule, those requirements would be satisfied. The opinion was based on, among other things, certain assumptions and representations as to factual matters made by First Data and us which, if untrue or incomplete, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

If, notwithstanding receipt of the private letter ruling and opinion of counsel, the spin-off were determined to be a taxable transaction, each holder of First Data common stock who received shares of our common stock in connection with the spin-off would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of our common stock received. First Data would recognize taxable gain equal to the excess of the fair market value of the consideration received by First Data in the contribution over First Data’s tax basis in the assets contributed to us in the contribution. If First Data were unable to pay any taxes for which it is responsible under the tax allocation agreement, the IRS might seek to collect such taxes from Western Union.

With respect to taxes and other liabilities that result from a final determination that is inconsistent with the anticipated tax consequences of the spin-off, as set forth in the private letter ruling and relevant tax opinion, under the terms of the tax allocation agreement we entered into with First Data prior to the spin-off we will be liable to First Data for any such taxes or liabilities attributable solely to actions taken by or with respect to us, one of our affiliates, or any person that, after the spin-off, is an affiliate thereof. In addition, we will be liable for 50% of any such taxes or liabilities (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such taxes or liabilities. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement. If we are required to indemnify First Data for taxes incurred as a result of the spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial position and results of operations.

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

The process for determining whether a change in control prohibited under the foregoing rules has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If a direct or indirect acquisition of First Data stock or our stock resulted in a change in control prohibited under those rules, First Data (but not its stockholders) would recognize taxable gain. Under the tax allocation agreement, we will be liable to First Data (i) for any such taxes or liabilities attributable solely to actions taken by or with respect to us, one of our affiliates, or any person that, after the spin-off, is an affiliate thereof. In addition, we will be liable for 50% of any such taxes or liabilities (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such taxes or liabilities. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement. If we are required to indemnify First Data for taxes incurred as a result of a prohibited change in control under the rules noted above, it likely would have a material adverse effect on our business, financial position and results of operations. As a result, we may be unable to engage in strategic or capital raising transactions that our stockholders might consider favorable, or to structure potential transactions in the manner most favorable to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Properties and Facilities

As of December 31, 2007, we owned or leased 228 domestic and international properties. Our owned and leased facilities are used for operational, sales and administrative purposes and are all currently being utilized.

	Leased Facilities	Owned Facilities
United States facilities	37	3
International facilities	188	—

Our owned facilities include our corporate headquarters located in Englewood, Colorado. We believe that our facilities are suitable and adequate for our current business; however, we periodically review our facility requirements and may acquire new facilities to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

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

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 4,542 stockholders of record as of February 15, 2008. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock Market Price		Dividends Declared per Share
	High	Low
2007
First Quarter	$23.55	$20.94	$—
Second Quarter	23.26	20.45	—
Third Quarter	21.49	18.36	—
Fourth Quarter	24.72	18.43	$0.04

2006
Fourth Quarter (commencing on October 2, 2006)	$24.12	$18.58	$0.01

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2007:

	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs **	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 – 31	122,485	$22.10	100,000	$397.4
November 1 – 30	4,025,000	$22.37	4,025,000	$307.4
December 1 – 31	2,300,083	$23.39	2,300,000	$1,253.6

Total	6,447,568	$22.73	6,425,000

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.
**	In September 2006, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock through December 31, 2008. On December 4, 2007, our Board of Directors authorized the purchase of up to an additional $1.0 billion of our common stock through December 31, 2009.

Refer to Note 14 of the company’s consolidated financial statements for information related to our equity compensation plans.

Dividend Policy

On December 4, 2007, our Board of Directors declared a cash dividend of $0.04 per share payable on December 28, 2007 to shareholders of record on December 14, 2007. The declaration and amount of future dividends will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, regulatory constraints, industry practice and any other factors that our Board of Directors believes are relevant. As a holding company with no material liquid assets other than the capital stock of our subsidiaries, our ability to pay dividends in future periods will be dependent on our receiving dividends from our operating subsidiaries. Many of our operating subsidiaries are highly regulated and may be subject to restrictions on their ability to pay dividends to us.

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

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(in millions, except per share data)	2007	2006	2005	2004	2003
Statements of Income Data:
Revenues	$4,900.2	$4,470.2	$3,987.9	$3,547.6	$3,151.6
Operating expenses (a)	3,578.2	3,158.8	2,718.7	2,435.5	2,148.6
Operating income	1,322.0	1,311.4	1,269.2	1,112.1	1,003.0
Interest income (b)	79.4	40.1	7.6	1.8	0.7
Interest expense (c)	(189.0)	(53.4)	(1.7)	(1.7)	(1.3)
Other income/(expense), net, excluding interest income and interest expense (d)	10.0	37.0	69.0	(13.6)	(39.8)
Income before income taxes (a) (b) (c) (d)	1,222.4	1,335.1	1,344.1	1,098.6	962.6
Net income (a) (b) (c) (d)	857.3	914.0	927.4	751.6	633.7
Depreciation and amortization	123.9	103.5	79.5	79.2	78.4
Cash Flow Data:
Net cash provided by operating activities	1,103.5	1,108.9	1,002.8	930.2	792.8
Capital expenditures (e)	(192.1)	(202.3)	(65.0)	(49.5)	(99.8)
Shares repurchased (f)	(726.8)	(19.9)	—	—	—
Dividends to First Data	—	2,953.9	417.2	659.8	324.2
Earnings Per Share Data:
Basic (a) (b) (c) (d) (g)	$1.13	$1.20	$1.21	$0.98	$0.83
Diluted (a) (b) (c) (d) (g)	$1.11	$1.19	$1.21	$0.98	$0.83
Cash dividends to public stockholders per common share	$0.04	$0.01	—	—	—
Key Indicators (unaudited):
Consumer-to-consumer transactions (h)	167.73	147.08	118.52	96.66	81.04
Consumer-to-business transactions (i)	404.55	249.38	215.11	192.57	179.39

	As of December 31,
	2007	2006	2005	2004	2003
					(unaudited)
Balance Sheet Data:
Settlement assets	$1,319.2	$1,284.2	$914.4	$702.5	$583.9
Total assets	5,784.2	5,321.1	4,591.7	3,315.8	3,027.4
Settlement obligations	1,319.2	1,282.5	912.0	696.6	573.6
Total borrowings	3,338.0	3,323.5	—	—	—
Total liabilities	5,733.5	5,635.9	1,779.9	1,381.3	1,198.5
Total stockholders’ equity/(deficiency)/Net Investment in The Western Union Company	50.7	(314.8)	2,811.8	1,934.5	1,828.9

(a)	We adopted SFAS No. 123R, “Share-Based Payment,” or “SFAS No. 123R,” following the modified prospective method effective January 1, 2006. SFAS No. 123R requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. Stock-based compensation expense, including stock compensation expense allocated by First Data prior to the spin-off on September 29, 2006 and the impact of adopting SFAS No. 123R, was $50.2 million and $30.1 million for the years ended December 31, 2007 and 2006. Our stock-based compensation expense in 2007 included a non-recurring charge of $22.3 million related to the vesting of the remaining converted unvested Western Union stock-based awards upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of Kohlberg Kravis Roberts & Co.’s (“KKR”).
(b)	Interest income is attributed primarily to international cash balances and loans made to several agents. On the spin-off date, the Company received cash in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) which significantly increased our international cash balances.
(c)	Interest expense primarily relates to debt incurred in connection with the spin-off from First Data. Interest expense was significantly higher in 2007 since the related borrowings were outstanding for the full year 2007 compared to three months during 2006.
(d)	Amounts were primarily recognized prior to the spin-off and include derivative gains and losses, net interest income due from First Data, and the net foreign exchange effect on notes receivable from First Data and related foreign currency swaps with First Data. Prior to the spin-off, we did not have any forward contracts that qualified as hedges, and therefore, the gains and losses on these contracts were reflected in income prior to that date. On September 29, 2006, we entered into foreign currency forward positions to qualify for cash flow hedge accounting. As a result, we anticipate future amounts reflected in the caption “Derivative gains/(losses), net” will be minimal. During the years ended December 31, 2007, 2006, 2005, 2004 and 2003, the pre-tax derivative gain/(loss) was $8.3 million, $(21.2) million, $45.8 million, $(30.2) million and $(37.9) million, respectively. Notes receivable from First Data affiliates and related foreign currency swap agreements were settled in cash in connection with the spin-off. During the years ended December 31, 2006, 2005 and 2004, the interest income, net recognized from First Data, including the impact of foreign exchange translation of the underlying notes, was $45.8 million, $18.4 million and $16.6 million, respectively. There were no amounts recognized during 2003.
(e)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.
(f)	In September 2006, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of our common stock through December 31, 2008. In December 2007, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s common stock through December 31, 2009. As of December 31, 2007 and 2006, we reacquired 35.6 million and 0.9 million shares pursuant to these plans, respectively, and through shares withheld to cover tax withholding obligations on restricted stock awards and units that have vested.
(g)	For all periods prior to September 29, 2006 (the date of our spin-off from First Data), basic and diluted earnings per share were computed utilizing the basic shares outstanding at September 29, 2006.
(h)	Consumer-to-consumer transactions include consumer-to-consumer money transfer services worldwide. Amounts include Vigo Remittance Corp. transactions since the acquisition date of October 21, 2005.
(i)	Consumer-to-business transactions include Quick Collect, Western Union Convenience Pay, Speedpay, Equity Accelerator, Just in Time EFT and Pago Fácil transactions processed by us. Amounts include Pago Fácil transactions since its acquisition in December 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies (all sometimes referred to as “billers”) through our network of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in selected markets, as demonstrated by our December 2006 acquisition of Servicio Electronico de Pago S.A. and related entities (“SEPSA” or “Pago Fácil”) in Argentina, the segment’s revenue was primarily generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and represented 3% or less of consolidated revenue during the three years ended December 31, 2007, 2006 and 2005, and include Western Union branded money orders available through a network of third-party agents primarily in the United States and Canada, and prepaid services. Prepaid services include a Western Union branded prepaid MasterCard® card sold through select agents in the United States and the internet, a Western Union branded prepaid Visa® card sold on the internet, and top-up services for third parties that allow consumers to pay in advance for mobile phone and other services.

Also included in “other” are recruiting and relocation expenses associated with hiring senior management positions new to our company, and consulting costs used to develop ongoing processes in connection with completing the spin-off; and expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer and micro-lending services.

The consumer-to-consumer money transfer service is available through an extensive network of agent locations that offer Western Union services around the world. Some of our agent locations only pay out and do not send money. In addition to our agent locations, we are expanding the ability of consumers to send money through other channels, such as our internet site, westernunion.com, and the telephone. Consumer-to-consumer money transfer service is available through the Western Union® , Orlandi Valuta® and VigoSM brands. The consumer-to-business service allows consumers to transfer money to a biller. This service is available at many of our Western Union agent locations, primarily in the United States, and through the internet or by telephone.

Factors that we believe are important to our long-term success include international growth by expanding and diversifying our global distribution network, building our brands and enhancing the consumer experience, expanding the channels by which consumers can send or receive money, and diversifying our consumer-to-consumer and consumer-to-business service offerings through new technologies and new services. Significant factors affecting our financial position and results of operations include:

•

Transaction volume is the primary generator of revenue in our businesses. Transaction volume in our consumer-to-consumer segment is affected by, among other things, the size of the international migrant population and individual needs to transfer funds in emergency situations. We believe that the demand for money transfer services will be strong as people continue to migrate to other countries for economic and other reasons. As noted elsewhere in this Annual Report on Form 10-K, a reduction in the size of the migrant population, interruptions in migration patterns or reduced employment opportunities including those resulting from any changes in immigration laws, economic development patterns or political events, could adversely affect our transaction volume. For discussion on how these factors have impacted us in recent periods, refer to the consumer-to-consumer segment discussion below.

•

Revenue is also impacted by changes in the fees we charge consumers, the amount of money sent, and by the foreign exchange spreads we set. We intend to continue to implement strategic pricing reductions, including actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Decreases in our fees or foreign exchange spreads generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time.

•

We continue to face robust competition in both our consumer-to-consumer and consumer-to-business segments from a variety of money transfer and consumer payment providers. We believe the most significant competitive factors in the consumer-to-consumer segment relate to brand recognition, distribution network, consumer experience and price and in the consumer-to-business segment relate to brand recognition, convenience, speed, variety of payment methods and price.

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

Significant Financial and Other Highlights

Significant financial and other highlights for the year ended December 31, 2007 include:

•

We generated $4,900.2 million in total consolidated revenues and $1,322.0 million in consolidated operating income, resulting in year-over-year growth of 10% and 1% in total consolidated revenues and operating income, respectively. Our operating income margin was 27% during the year ended December 31, 2007 compared to 29% during the year ended December 31, 2006. Operating income and operating income margin were impacted by the shift in business mix reflecting stronger growth in the international business, which carries a lower margin than the United States originated businesses, the $22.3 million accelerated non-cash stock compensation charge taken in connection with the change in control of First Data as further described in “Results of Operations,” and $59.1 million of incremental independent public company expenses compared to $25.1 million in 2006.

•

Consolidated net income during 2007 was $857.3 million, representing a decrease of 6% from 2006. Basic and diluted earnings per share during 2007 were $1.13 and $1.11, respectively, compared to basic and diluted earnings per share in 2006 of $1.20 and $1.19, respectively. In addition to the factors described above which have negatively impacted operating income during 2007, net income also decreased in 2007 due to higher interest expense in connection with higher outstanding borrowings payable to third parties.

•	We completed 167.7 million consumer-to-consumer transactions worldwide, representing an increase of 14% over 2006, due primarily to transactions generated outside of the United States.

•

We completed 404.5 million consumer-to-business transactions, an increase of 62% over 2006. Excluding transactions attributable to Pago Fácil, which was acquired in December 2006, consumer-to-business transactions increased 1% in 2007 compared to 2006.

•

Consolidated cash flow provided by operating activities was $1,103.5 million. Cash provided by operating activities remained consistent during the year ended December 31, 2007 compared to the year ended December 31, 2006, despite decreased net income, as some of the decrease to net income was from increased non-cash charges which have not impacted cash flows.

The Separation of Western Union from First Data

On January 26, 2006, the First Data Corporation (“First Data”) Board of Directors announced its intention to pursue the distribution of 100% of its money transfer and consumer payments businesses related assets, through a tax-free distribution to First Data shareholders. Effective on September 29, 2006, First Data completed the separation and the distribution of these businesses (the “Distribution”). Prior to the Distribution, our company had been a segment of First Data.

In connection with the spin-off, we reported a $4.1 billion dividend to First Data in our consolidated statements of stockholders’ equity/(deficiency)/net investment in The Western Union Company, consisting of a promissory note from our subsidiary, First Financial Management Corporation, or “FFMC,” in an aggregate principal amount of $2.4 billion, the issuance of $1.0 billion in Western Union notes and a cash payment to First Data of $100.0 million. The remaining dividend was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in one of our agents which had already been reflected as part of our company, settlement of net intercompany receivables (exclusive of certain intercompany notes as described in the following paragraph), and transfers of certain liabilities, net of assets.

We also settled as part of the spin-off, certain intercompany notes receivable and payable with First Data along with related interest and currency swap agreements associated with these notes. The net settlement of the principal and related swaps resulted in a net cash inflow to our cash flows from financing activities of $724.0 million. The net settlement of interest on these notes receivable and payable of $40.7 million was reflected in cash flows from operating activities in our consolidated statement of cash flows.

Basis of Presentation

The financial statements in this Annual Report on Form 10-K for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of our company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to our company in connection with the spin-off. All significant intercompany accounts and transactions between our company’s segments have been eliminated. The historical consolidated statements of income include expense allocations for certain corporate functions historically provided to Western Union by First Data, including treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western

Union based on the relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. Pursuant to a transition services agreement we entered into with First Data prior to the spin-off, First Data provided Western Union with certain of these services at prices agreed upon by First Data and Western Union. The transition services agreement expired on September 29, 2007. The costs historically allocated to us by First Data for the services provided to us were lower than the costs we have incurred and will continue to incur following the spin-off.

Certain expenses related to being a stand-alone company, reflected in the consolidated statements of income, are higher than the historical amounts prior to the spin-off. The financial information presented in this Annual Report on Form 10-K prior to the spin-off date of September 29, 2006 does not reflect what our consolidated financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows.

Adoption of FIN 48

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, we recognize the tax benefits from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN 48, we recognized an increase in our liability for unrecognized tax benefits plus associated accrued interest and penalties of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Refer to “Note 8—Income Taxes” in our historical consolidated financial statements for a more detailed discussion of the adoption of FIN 48.

Adoption of FAS 123R

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), following the modified prospective method effective January 1, 2006. SFAS No. 123R requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair market values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. Stock-based compensation expense, including stock compensation expense allocated by First Data prior to the spin-off on September 29, 2006 and the impact of adopting SFAS No. 123R, was $50.2 million and $30.1 million during the years ended December 31, 2007 and 2006, respectively. Stock compensation expense during the year ended December 31, 2007 included a $22.3 million accelerated non-cash stock compensation charge taken in connection with the change in control of First Data.

In December 2005, First Data accelerated vesting of all outstanding unvested stock options granted to its officers and employees under its 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce stock—based compensation expense that otherwise likely would have been recorded in future periods following First Data’s adoption of SFAS No. 123R. We recognized compensation expense of $1.8 million during the fourth quarter of 2005 related to this accelerated vesting.

Refer to Note 14—“Stock Compensation Plans” in our historical consolidated financial statements for a more detailed discussion of First Data’s and our stock-based compensation plans and the adoption of SFAS No. 123R.

Components of Revenue and Expenses

The following briefly describes the components of revenue and expenses as presented in the consolidated statements of income. Descriptions of our revenue recognition policies are included in Note 2—“Summary of Significant Accounting Policies” in our consolidated financial statements.

Transaction fees—Transaction fees are charged to consumers for sending money transfers and consumer-to-business payments. Consumer-to-consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent. Transaction fees represented 81% of Western Union’s total consolidated revenues for the year ended December 31, 2007, and are most reflective of our performance.

Foreign exchange revenue—In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency. Foreign exchange revenue growth has historically been driven principally by growth in international cross-currency transactions. Foreign exchange revenue represented approximately 16% of Western Union’s total consolidated revenues for the year ended December 31, 2007.

Commission and other revenues—Commission and other revenues represented approximately 3% of our total consolidated revenue for the year ended December 31, 2007. Commission and other revenues consist of commissions we receive in connection with the sale of money orders, enrollment fees received when consumers enroll in our Equity Accelerator® program (a recurring mortgage payment service program), revenue recorded for reimbursable costs incurred to operate payment services programs and investment income primarily derived from interest generated on money transfer and payment services settlement assets as well as realized net gains and losses from such assets.

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

Selling, general and administrative—Selling, general and administrative, or “SG&A,” primarily consists of salaries, wages and related expenses paid to sales and administrative personnel, as well as certain advertising and promotional costs and other selling and administrative expenses. Prior to September 29, 2006, the date of the spin-off, SG&A also included allocations of general corporate overhead costs from First Data.

Interest expense—Interest expense represents interest incurred in connection with outstanding borrowings payable to third parties.

Interest income—Interest income consists of interest earned on cash balances not required to satisfy settlement obligations and in connection with loans made to several agents.

Interest income from First Data, net—Interest income from First Data, net consists of interest income earned on notes receivable from First Data, net of interest expense incurred on notes payable to First Data. All notes receivable and payable were settled in connection with the spin-off on September 29, 2006.

Derivative gains/(losses), net—Derivative gains and losses include realized and unrealized gains and losses associated with certain foreign currency forward contracts that did not qualify as hedges under derivative accounting rules prior to September 29, 2006, and the portion of the change in fair value that is considered ineffective or is excluded from the measure of effectiveness related to contracts designated as accounting hedges entered into on or after September 29, 2006. Derivative gains and losses do not include fluctuations in foreign currency forward contracts intended to mitigate exposures on settlement activities of our money transfer business or on certain foreign currency denominated cash positions. Gains and losses associated with those foreign currency forward contracts are included in operating expenses, consistent with exchange rate fluctuations on the related settlement assets, obligations and cash positions.

Foreign exchange effect on notes receivable from First Data, net—Certain of the notes receivable from First Data in our consolidated balance sheets prior to September 29, 2006, the spin-off date, were repayable in euros, and certain of those euro denominated notes also had foreign currency swap agreements associated with them. These notes receivable were translated based on current exchange rates between the euro and the United States dollar, and changes in fair value of the related foreign currency swap agreements were recorded based on current market valuations. The effect of translation adjustments and recording the foreign currency swaps to market is reflected in our consolidated statements of income as foreign exchange effect on notes receivable from First Data. All notes receivable and payable with First Data were settled in connection with the spin-off on September 29, 2006.

Other income, net—Other income, net is comprised primarily of equity earnings from equity investments and other income and expenses.

Results of Operations

The following discussion of our results of operations refers to the year ended December 31, 2007 compared to the same period in 2006 and the year ended December 31, 2006 compared to the same period in 2005. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the consolidated statements of income. All significant intercompany accounts and transactions between our company’s segments have been eliminated.

The following table sets forth our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,			% Change
(in millions, except per share amounts)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues:
Transaction fees	$3,989.8	$3,696.6	$3,354.8	8%	10%
Foreign exchange revenue	771.3	653.9	531.0	18%	23%
Commission and other revenues	139.1	119.7	102.1	16%	17%

Total revenues	4,900.2	4,470.2	3,987.9	10%	12%

Expenses:
Cost of services	2,808.4	2,430.5	2,118.9	16%	15%
Selling, general and administrative	769.8	728.3	599.8	6%	21%

Total expenses	3,578.2	3,158.8	2,718.7	13%	16%

Operating income	1,322.0	1,311.4	1,269.2	1%	3%
Other (expense)/income:
Interest income	79.4	40.1	7.6	98%	*
Interest expense	(189.0)	(53.4)	(1.7)	254%	*
Derivative gains/(losses), net	8.3	(21.2)	45.8	*	*
Foreign exchange effect on notes receivable from First Data, net	—	10.1	(5.9)	*	*
Interest income from First Data, net	—	35.7	24.3	*	47%
Other income, net	1.7	12.4	4.8	(86)%	158%

Total other (expense)/income, net	(99.6)	23.7	74.9	*	(68)%

Income before income taxes	1,222.4	1,335.1	1,344.1	(8)%	(1)%
Provision for income taxes	365.1	421.1	416.7	(13)%	1%

Net income	$857.3	$914.0	$927.4	(6)%	(1)%

Earnings per share:
Basic	$1.13	$1.20	$1.21	(6)%	(1)%
Diluted	$1.11	$1.19	$1.21	(7)%	(2)%
Weighted-average diluted shares outstanding:
Basic	760.2	764.5	763.9
Diluted	772.9	768.6	763.9

*	Calculation not meaningful

Revenues overview

The following provides highlights of revenue growth while a more detailed discussion is included in “—Segment Discussion”:

Transaction fees and foreign exchange revenue

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenue growth of 10% and 12%

during the years ended December 31, 2007 and 2006, respectively, was driven by revenue growth in our international business (as defined in “Segment Discussion”) due to increased money transfers at existing agent locations, and to a lesser extent, money transfers at new agent locations. International revenue represented 65%, 62% and 59% of our consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Our international consumer-to-consumer transactions that were originated outside of the United States continued to display strong transaction and revenue growth for all periods presented.

Pago Fácil, which was acquired in December 2006 and is primarily included in our consumer-to-business segment, contributed $67.7 million and $3.6 million of revenue for the years ended December 31, 2007 and 2006, respectively. Our acquisition of Vigo in October 2005 contributed $140.5 million and $24.2 million in total revenue during the years ended December 31, 2006 and 2005, respectively. Excluding the impact of the acquisitions of Pago Fácil and Vigo, consolidated revenue growth for the years ended December 31, 2007 and 2006 compared to the previous corresponding years was 8% and 9%, respectively.

In addition, fluctuations in the exchange rate between the euro and the United States dollar have resulted in the following benefit or reduction to consumer-to-consumer transaction fee and foreign exchange revenue (which represents over 80% of our consolidated revenue) over the previous year, net of foreign currency hedges, that would not have occurred had there been a constant exchange rate:

Year ended December 31, (in millions)	Benefit / (Reduction)
2007	$78.8
2006	$11.5
2005	$(1.4)

Overall, consolidated revenue increased due to the strong transaction growth in our international business, and due to the impact of the acquisitions and the euro noted above. The revenue growth experienced by our international business was offset by revenue declines in our domestic business (transactions between and within the United States and Canada), and to a lesser extent, the Mexico business during the years ended December 31, 2007 and 2006 compared to the corresponding previous periods. Revenue for the years ended December 31, 2007 and 2006 for our United States to Mexico, United States outbound and domestic businesses were adversely impacted by various factors which began in the second quarter of 2006 in the United States, including the immigration debate and subsequent general market softness, in part due to the slow down in the construction industry. Domestic and United States outbound transactions and revenues for money transfers were also impacted by a decline in transactions initiated on our website and on the telephone in the United States during the year ended December 31, 2007. These declines resulted primarily from additional controls implemented beginning in early 2007 by Western Union, card associations and issuing banks in response to credit and debit card fraud.

Foreign exchange revenue increased for the years ended December 31, 2007 and 2006 over the corresponding previous periods, due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. The overall increase in foreign exchange revenue during these periods relating to the increase in cross-currency transactions was partially offset by reduced foreign exchange spreads in selected markets. The acquisition of Vigo also contributed to foreign exchange revenue growth in 2006.

We have and intend to continue to implement strategic pricing reductions to reduce fees and foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. The costs of such pricing decreases and foreign exchange actions have averaged approximately 3% of our annual consolidated revenue over the last three years.

Commission and other revenues

During the year ended December 31, 2007, commission and other revenues increased over the previous corresponding period primarily as a result of interest income from higher money transfer and payment services settlement asset balances and higher enrollment fees from increased participation in our recurring mortgage payment service program. Commission and other revenue increased during the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result of higher investment income on money orders pending settlement and higher enrollment fees from increased participation in our recurring mortgage payment service program.

Operating expenses overview

Incremental independent public company expenses of $59.1 million and $25.1 million in 2007 and 2006, respectively, are classified within operating expenses under the captions “cost of services” and “selling, general and administrative” in the consolidated statements of income. Incremental public company expenses relate to staffing additions and related costs to replace First Data support, corporate governance, information technology, corporate branding and global affairs, benefits and payroll administration, procurement, workforce reorganization, stock compensation, and other expenses related to being a stand-alone public company as well as recruiting and relocation expenses associated with hiring key management positions new to our company, other employee compensation expenses and temporary labor used to develop ongoing processes. These expenses are those in excess of amounts allocated to us by First Data prior to September 29, 2006 or beyond amounts we presume First Data would have allocated subsequently thereto. We expect most of these expenses will continue to be incurred in future periods.

At the time of the spin-off, First Data converted stock options, restricted stock awards and restricted stock units (collectively, “stock-based awards”) of First Data stock held by Western Union and First Data employees. Both Western Union and First Data employees received converted Western Union stock-based awards. All converted stock-based awards, which had not vested prior to September 24, 2007, are subject to the terms and conditions applicable to the original First Data stock-based awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of Kohlberg Kravis Roberts & Co (“KKR”), all of these remaining converted unvested Western Union stock-based awards vested. In connection with this accelerated vesting, we incurred a non-cash pre-tax charge of $22.3 million during the third quarter of 2007. Approximately one-third of this charge was recorded within “cost of services” and two-thirds was recorded within “selling, general and administrative expenses” in the consolidated statements of income.

Cost of services

Cost of services is primarily comprised of agent commissions and also includes expenses for personnel, software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services was 57%, 54%, and 53% of consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Overall, agent renewals in 2007 resulted in commission rates materially consistent with previous agreements.

The majority of the increase in cost of services as a percentage of revenue in 2007 compared to the corresponding period in 2006 was attributable to the shift in our business mix reflecting stronger growth from our international business, which carries higher cost of services compared to our United States originated businesses. The Pago Fácil business, which carries a lower margin than our existing consumer-to-business services, also contributed to the increase in cost of services. The stock compensation charge resulting from the acquisition of First Data by an affiliate of KKR and incremental public company expenses were additional factors leading to the increase in cost of services in 2007, and caused cost of services to increase at a higher rate between 2007 and 2006 compared to the increase in 2006 compared to 2005.

The majority of the increase in cost of services for the year ended December 31, 2006 compared to 2005 was attributable to the shift in our business mix reflecting stronger growth from our international business, as described above. Another factor impacting cost of services as a percent of revenue was the October 2005 acquisition of Vigo, which has higher cost of services compared to Western Union branded money transfers. Higher stock compensation costs in connection with the adoption of SFAS No. 123R, and higher employee incentive compensation expense also contributed to the increase in cost of services as a percent of revenue.

Selling, general and administrative

Selling, general and administrative expenses increased for the year ended December 31, 2007 compared to the corresponding period in the prior year primarily due to incremental public company expenses and the stock compensation charge related to KKR’s acquisition of First Data, as described above. In addition, costs associated with the inclusion of the Pago Fácil business contributed to the increase in 2007 from 2006.

Selling, general and administrative expenses increased for the year ended December 31, 2006 compared to the corresponding period in the prior year due primarily to Vigo, incremental public company expenses, as discussed above, higher stock compensation expense from the adoption of SFAS No. 123R and higher employee incentive compensation expenses in 2006 compared to 2005.

Marketing related expenditures, principally classified within “selling, general and administrative” expenses, increased during the years ended December 31, 2007 and 2006 compared to the corresponding periods in the prior years. However, marketing related expenditures as a percent of consolidated revenue were approximately 6.0%, 6.5% and 6.9% during the years ended December 31, 2007, 2006 and 2005, respectively. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for pricing adjustments and other initiatives in order to best maximize the return on these investments. For further discussion regarding the impact of pricing decreases refer to the “Transaction fees and foreign exchange revenue” discussion within the consumer-to-consumer segment section.

Interest income

Interest income increased during the years ended December 31, 2007 and 2006 compared to corresponding periods in the prior years due to higher international cash balances resulting from the net cash received in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) on the spin-off date, and from cash generated through our international operations. Also contributing to higher interest income in 2007 and 2006 was interest income recorded in connection with a $140.0 million loan made to one of our agents in the first quarter of 2006.

Interest expense

Interest expense increased to $189.0 million for the year ended December 31, 2007 compared to $53.4 million during 2006, due to interest expense on our outstanding borrowings that arose in connection with the spin-off on September 29, 2006. Interest expense was significantly higher in 2007 since the related borrowings were outstanding for the full year 2007 compared to three months during 2006.

Derivative gains/(losses), net

Our foreign currency forward contracts that did not qualify as hedges under applicable derivative accounting rules were held primarily in the euro and British pound and had maturities of one year or less. Prior to September 29, 2006, we did not have any forward contracts that qualified as hedges, and therefore the unrealized gains and losses on these contracts were reflected within this line item in the consolidated statements of income prior to that date. Since these instruments did not qualify for hedge accounting treatment, there was resulting volatility in our net income for the periods presented prior to September 29, 2006. For example, during the years ended December 31, 2006 and 2005, we had pre-tax derivative (losses)/gains of $(21.2) million and $45.8 million, respectively.

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

Foreign exchange effect on notes receivable from First Data, net

All euro denominated notes receivable with First Data, and related foreign currency swap agreements were settled in connection with the spin-off on September 29, 2006. Accordingly, no amounts related to the revaluation of such notes or related swaps were recorded during the year ended December 31, 2007, explaining the decrease from the year ended December 31, 2006. No such amounts will be recognized in future periods.

Prior to the spin-off, the revaluation to fair market value of these euro denominated notes receivable from First Data and the related foreign currency swap arrangements benefited income before income taxes for the year ended December 31, 2006 by $10.1 million compared to a reduction to income before income taxes for the year ended December 31, 2005 of $5.9 million. Such fluctuations corresponded to changes in the value of the euro.

Interest income from First Data, net

Interest income from First Data, net consists of interest income earned on notes receivable from First Data, partially offset by interest incurred on notes payable to First Data. All notes receivable and payable were settled in connection with the spin-off on September 29, 2006, and accordingly, no such amounts were recognized during the year ended December 31, 2007.

Interest income from First Data, net increased for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to increased average net borrowings by First Data from Western Union affiliates.

Other income, net

Changes in other income, net during the years ended December 31, 2007 and 2006 compared to the previous corresponding years were primarily attributable to fluctuations in equity earnings from equity method investments.

Income taxes

Our effective tax rates on pretax income were 29.9%, 31.5% and 31.0% for the years ended December 31, 2007, 2006 and 2005, respectively. The effective tax rate over the three periods remained relatively constant. The decrease in the effective tax rate for the year ended December 31, 2007 compared to the prior year is primarily the result of a higher proportion of foreign derived profits compared to United States derived profits (our foreign derived profits are taxed at lower rates than our United States derived profits) and the favorable resolution of certain income tax matters.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of December 31, 2007, the total amount of unrecognized tax benefits is a liability of $276.2 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods.

Earnings per share

During the years ended December 31, 2007, 2006 and 2005, basic earnings per share were $1.13, $1.20 and $1.21, respectively, and diluted earnings per share were $1.11, $1.19 and $1.21, respectively. All issued and outstanding shares of Western Union common stock until the spin-off on September 29, 2006, consisting of 100 shares, were held by First Data. Accordingly, for all periods presented prior to the spin-off date of September 29, 2006, basic and diluted earnings per share were computed using our basic shares outstanding as of the spin-off date.

Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2007 and 2006, there were 10.4 million and 4.9 million, respectively, outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise. Of the 59.4 million outstanding options to purchase shares of our common stock as of December 31, 2007, approximately 58% are held by employees of First Data.

Diluted earnings per share decreased during the year ended December 31, 2007 and 2006 compared to the previous periods due to the decrease in net income as a result of the previously described factors and the increase in diluted shares outstanding, because, as described above, prior to the September 29, 2006 spin-off date, there were no potentially dilutive instruments outstanding. Accordingly, the potentially dilutive shares arising in connection with the spin-off had no impact to 2005 and minimal impact to 2006 due to the impact of weighting. In 2007, the dilutive shares outstanding were outstanding for a full year.

Segment Discussion

We manage our business around the consumers we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are:

•

Consumer-to-consumer—money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for both international cross-border transfers—that is, the transfer of funds from one country to another—and intra-country transfers—that is, money transfers from one location to another in the same country.

•

Consumer-to-business—the processing of payments from consumers to billers through our networks of third-party agents and various electronic channels. The segment’s revenue was primarily generated in the United States for all periods presented.

Businesses not considered part of the segments described above are categorized as “Other.” In 2007 and 2006, “Other” also included recruiting and relocation expenses associated with hiring senior management positions new to our company, and consulting costs used to develop ongoing processes in connection with completing the spin-off; and expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer and micro-lending services.

The business segment measurements provided to, and evaluated by, our chief operating decision maker are computed in accordance with the following principles:

•	The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments’ revenue.

•	All items not included in operating income are excluded.

The following table sets forth the different components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
Consumer-to-consumer	83%	84%	82%
Consumer-to-business	15%	14%	15%
Other	2%	2%	3%

Total	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,			% Change
(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues:
Transaction fees	$3,286.6	$3,059.0	$2,724.0	7%	12%
Foreign exchange revenue	769.3	652.4	529.6	18%	23%
Other revenues	37.2	33.5	25.6	11%	31%

Total revenues	$4,093.1	$3,744.9	$3,279.2	9%	14%

Operating income	$1,078.3	$1,069.7	$1,047.9	1%	2%
Operating margin	26%	29%	32%
Key indicators:
Consumer-to-consumer transactions	167.7	147.1	118.5	14%	24%

During the year ended December 31, 2007 international, domestic and Mexico revenue represented approximately 65%, 11% and 7% of total consolidated revenue, respectively (or approximately 78%, 13% and 9% of our consumer-to-consumer revenue, respectively). The table below sets forth performance indicators for the consumer-to-consumer segment for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2006 (excluding Vigo)	2005	2005 (excluding Vigo)
Consumer-to-consumer transaction growth/(decline):
International (a)	20%	29%	24%	27%	26%
Domestic (b)	(4)%	(1)%	(2)%	5%	5%
Mexico (c)	4%	35%	6%	28%	21%
Consumer-to-consumer revenue growth/(decline):
International (a)	15%	17%	15%	16%	15%
Domestic (b)	(10)%	(3)%	(3)%	4%	4%
Mexico (c)	(4)%	29%	7%	33%	27%

(a)	Represents transactions between and within foreign countries (excluding Canada and Mexico), transactions originated in the United States or Canada and paid elsewhere, and transactions originated outside the United States or Canada and paid in the United States or Canada. Excludes all transactions between or within the United States and Canada and all transactions to and from Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the United States and Canada.
(c)	Represents all transactions to and from Mexico.

Revenues

2007 compared to 2006

The primary driver of consumer-to-consumer revenue growth are transaction fees and foreign exchange revenue. Consumer-to-consumer money transfer revenue growth of 9% for the year ended December 31, 2007 over the same period in 2006 was driven by our international business. However, the growth experienced by our international business has been partially offset by revenue declines in our domestic and Mexico businesses in 2007.

International revenue growth of 15% for the year ended December 31, 2007 compared to the corresponding period in 2006, resulted from a 20% increase in volume of international money transfer transactions. Our international transactions that were originated outside of the United States also continued to display strong transaction and revenue growth for the year ended December 31, 2007.

The key strategic inbound markets of India and China continued to grow, with revenue growth of 44% and 37%, respectively, on transaction growth of approximately 75% and 25%, respectively, and these two markets combined represented approximately 5% of Western Union consolidated revenues for the year ended December 31, 2007.

Fluctuations in the exchange rate between the euro and the United States dollar have resulted in benefits of $78.8 million and $11.5 million in 2007 and 2006, respectively, over the previous year. These benefits to consumer-to-consumer revenue would not have occurred had there been a constant exchange rate, and was net of the impact of our foreign currency hedges.

The United States to Mexico, United States domestic and the United States outbound businesses were adversely impacted by various factors in the United States for the year ended December 31, 2007. These factors, which began in the second quarter 2006 and are discussed in more detail below, include the immigration debate, and market softness, in part due to the slowdown in the construction industry. We responded to these factors by launching distribution, pricing, advertising, promotion and community outreach initiatives. We have not seen transaction and revenue growth rates return to levels prior to 2006. We believe this is due primarily to market softness in the United States, in part due to a slow down in the construction industry.

Although domestic transactions decreased for the year ended December 31, 2007 over the corresponding period in 2006, due primarily to the factors described above and the decline in transactions initiated on our website and through the telephone, as described below, the decline in domestic transactions began to moderate during each sequential quarter in 2007. Domestic revenue declined at a higher rate than transactions, due in part to the impact of price decreases and lower principal amounts sent.

Transactions and revenues for money transfers initiated on our website and through the telephone declined for the year ended December 31, 2007 compared to the same period in 2006. Transactions initiated in the United States have been, and we anticipate will continue to be, impacted by tightened controls implemented beginning in early 2007 by Western Union, card issuing banks and card associations in response to credit and debit card fraud in the United States. These tightened controls have directly impacted our consumers’ ability to use their debit and credit cards to send money on our website and through the telephone, decreasing the volume of transactions.

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

While Mexico transactions grew for the year ended December 31, 2007 compared to the year ended December 31, 2006, revenue declined due to price reductions taken in early 2007. However, Mexico revenue and transaction growth rates began to converge during each sequential quarter in 2007 as there were no significant pricing reductions after the early part of 2007.

Foreign exchange revenue increased for the year ended December 31, 2007 compared to the same period in the prior year due to an increase in the international business resulting in increased cross-currency transactions, partially offset by reduced foreign exchange rate spreads in selected markets.

We have and intend to continue to implement strategic pricing reductions, including actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such overall pricing decreases and foreign exchange actions have averaged approximately 3% of our annual consolidated revenue over the last three years, a trend that is expected to continue.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth in all periods presented was the growth in transactions at existing agent locations, the increased number of agent locations and marketing campaigns promoting Western Union services. The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 335,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of December 31, 2007, more than 85% of agent locations in the United States, Canada and western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the last 12 months. In the developing regions of Asia and other areas where there are predominantly receive locations, more than 65% of locations experienced money transfer activity in the last 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

2006 compared to 2005

Consumer-to-consumer money transfer revenue growth for the year ended December 31, 2006 over the same period in 2005 was driven by international revenue growth and the acquisition of Vigo, which was completed in October 2005. Vigo contributed $140.5 million and $24.2 million in total revenue for the years ended December 31, 2006 and 2005, respectively. This revenue growth was offset by declines in our domestic businesses and a slow down in revenue growth in our Mexico business, both of which began in the second quarter of 2006.

International revenue growth in the year ended December 31, 2006 compared to the same period in 2005 resulted from growth in money transfer transactions and the acquisition of Vigo. International money transfer transaction growth in the year ended December 31, 2006 compared to the prior year period was driven most significantly by growth in the United States and European outbound businesses. The international transaction growth rate excluding Vigo for the year ended December 31, 2006 of 24% and was directionally consistent with the 26% growth rate for the comparable period in 2005. Although international intra-country transaction growth remained strong in 2006, the overall international transaction growth rate during 2006 was impacted by high transaction growth rates experienced in the intra-country business in the second half of 2005, particularly in the Philippines.

The key inbound markets of India and China continued to grow, with transactions in India more than doubling and China transaction growth rates exceeding 35% for the year ended December 31, 2006. For the year ended December 31, 2006, India and China combined represented approximately 4% of Western Union consolidated revenues.

Fluctuations in the exchange rate between the euro and the United States dollar have resulted in a benefit or (reduction) to consumer-to-consumer transaction fee and foreign exchange revenue of $11.5 million and $(1.4) million in 2006 and 2005, respectively, over the previous corresponding year. This benefit or reduction to consumer-to-consumer revenue would not have occurred had there been a constant exchange rate, and was net of the impact of our foreign currency hedges.

The relationship between international transaction growth and revenue growth was relatively consistent during the year ended December 31, 2006 compared to the corresponding period in 2005. Transactions related to Vigo, which have lower revenue per transaction compared to the Western Union branded business, benefited transactions more than revenue. Offsetting this impact was the benefit to revenue from the euro described above, which did not have a corresponding benefit to transactions compared to 2005.

Revenue for the year ended December 31, 2006 for our United States to Mexico, United States outbound and domestic businesses was adversely impacted by various factors in the United States, including the immigration debate, which raised concerns with certain consumers in the United States and decreased the frequency of money transfers from the United States to Mexico and other countries. These concerns, together with general market softness, in part due to the slow down in the construction industry, led some competitors to lower fees and reduce foreign exchange spreads in certain markets.

In 2006, Western Union was also impacted by the actions of the Office of Attorney General in the State of Arizona which also may have added to the uncertainty with some of our consumers. The Arizona Attorney General seized money transfers initiated in Arizona during certain periods in 2006, and, in September 2006, sought to seize money transfers originated in other states and intended for payment in certain areas of Mexico. Western Union obtained an injunction preventing such seizures, and the Arizona Attorney General has appealed that injunction. Furthermore, the Arizona Attorney General sought personal information about a large number of Western Union customers outside of Arizona, which efforts Western Union has resisted in court. We believe that these events and the publicity they created led some consumers to avoid Western Union’s services in late 2006 and early 2007. Western Union remains in litigation with the Arizona Attorney General on these matters. We believe that our legal position is sound, and the publicity surrounding these matters has largely abated.

Domestic transaction growth rates in the year ended December 31, 2006 over the same period in 2005 declined compared to increases observed for the year 2005 due in part to the uncertainty created by the immigration debate described above, and broader market softness experienced within the United States domestic business in 2006.

Growth in Mexico money transfer transactions for the year ended December 31, 2006 compared to the same period in 2005 was driven by the acquisition of Vigo and growth in Western Union branded transactions. The decline in revenue growth rates was primarily due to the uncertainty created by the immigration debate in the United States as described above.

Foreign exchange revenue increased for the year ended December 31, 2006 due to the acquisition of Vigo and an increase in the higher growth international business resulting in increased cross-currency transactions.

Operating income

The consumer-to-consumer segment’s operating income increased by 1% for the year ended December 31, 2007 compared to the corresponding period in 2006. This increase was primarily driven by increased revenue in our international business. Operating income during the year ended December 31, 2007 was impacted by the ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated businesses. However, we have been experiencing a convergence between international operating profit margins and profit margins of our United States originated businesses. Operating income during the year ended December 31, 2007 was adversely impacted by incremental public company expenses which are incremental to both costs allocated by First Data prior to the spin-off and presumed overhead allocations from First Data had we remained part of First Data. Such incremental public company expenses include salaries, benefits, equipment, supplies and other costs incurred in connection with operating as a separate public company. In addition, we recognized an accelerated non-cash stock compensation charge of $22.3 million taken in connection with the change in control of First Data, of which 85% was allocated to the consumer-to-consumer segment.

The consumer-to-consumer segment’s operating income increased for the year ended December 31, 2006 compared to the same period in 2005 due to an increase in revenue and by lower escheatment accruals resulting from charges incurred in 2005 that did not recur in 2006. These benefits to operating income during the year ended December 31, 2006 were partially offset by the ongoing shift in our business mix reflecting stronger growth in our international business, and incremental public company expenses as discussed above. In addition, we incurred higher employee incentive compensation expenses, including those incurred in connection with the adoption of SFAS No. 123R.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,			% Change
(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues:
Transaction fees	$665.5	$593.7	$565.0	12%	5%
Other revenues	54.4	42.5	35.2	28%	21%

Total revenues	$719.9	$636.2	$600.2	13%	6%

Operating income	$223.7	$223.3	$220.4	—	1%
Operating margin	31%	35%	37%
Key indicators:
Consumer-to-business transactions	404.5	249.4	215.1	62%	16%

Revenues

2007 compared to 2006

Transaction growth of 62% and revenue growth of 13% in the year ended December 31, 2007 compared to the same period in 2006 primarily resulted from the acquisition of Pago Fácil and growth in electronic bill payments, partially offset by slight declines in United States cash-based bill payments due to the continued shift in the United States to electronic-based bill payments.

In December 2006, we acquired the remaining 75% interest in Pago Fácil. Prior to the acquisition, we held a 25% interest in Pago Fácil. This acquisition contributed $67.7 million and $3.6 million in revenue for the years ended December 31, 2007 and 2006, respectively, of which $64.4 million and $3.6 million related to our consumer-to-business segment in the years ended December 31, 2007 and 2006, respectively. Revenue growth for the year ended December 31, 2007 compared to the same period in 2006, excluding Pago Fácil, was 4%. Transaction growth, excluding Pago Fácil, was 1% during the year ended December 31, 2007, compared to the same period in 2006.

For the year ended December 31, 2007, other consumer-to-business segment revenue increased compared to the corresponding period in 2006 due to higher investment income on settlement asset balances as well as higher enrollment fees from increased participation in our recurring mortgage payment service program.

2006 compared to 2005

Transaction and revenue growth in the year ended December 31, 2006 compared to the same period in 2005 also resulted from strong transaction growth in electronic bill payments, and to a lesser extent, the acquisition of Pago Fácil described above. The growth rates in 2006 compared to 2005 also benefited from cash bill payments experiencing a slight revenue growth for the year ended December 31, 2006 versus a decline in 2005 as our Western Union Convenience Pay® or “Convenience Pay” business benefited from the addition of a large new biller client in the third quarter of 2005 which had a positive impact to transaction and revenue growth rates for the year ended December 31, 2006 compared to the same period in 2005.

Other consumer-to-business segment revenue increased for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to higher enrollment fees from increased participation in our recurring mortgage payment service program, and higher investment income on settlement asset balances.

Operating income

Operating income for the consumer-to-business segment was unchanged for the year ended December 31, 2007 compared to the same period in 2006 because of the impact of Pago Fácil and revenue growth in the segment’s electronic-based services businesses, and was offset by incremental public company expenses and the accelerated stock compensation charge taken in connection with the change in control of First Data. Operating income for the period grew at a lower rate than revenues as Pago Fácil and the electronic-based services have lower operating margins compared to those in the segment’s other services, as well as the incremental public company expenses and accelerated stock compensation charge noted above.

For the year ended December 31, 2006, operating income increased at a slower rate than revenue growth over the same period in 2005. The shift in the United States to electronic-based products, as discussed above, negatively impacted operating income. Also negatively impacting operating income were incremental public company expenses, stock compensation expenses incurred in connection with the adoption of SFAS No. 123R, and higher employee incentive compensation expenses in 2006 than in 2005.

Other

The following table sets forth other results for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,			% Change
(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues	$87.2	$89.1	$108.5	(2)%	(18)%
Operating income	$20.0	$18.4	$0.9	9%	*
Operating income margin	23%	21%	1%

*	Calculation not meaningful

Revenues

Our money order and prepaid services businesses, including prepaid services acquired through our acquisition of Pago Fácil, accounted for 100%, 94% and 70% of “Other” revenue in 2007, 2006 and 2005, respectively. We previously operated internet auction payments, messaging and international prepaid cellular top-up businesses, which were shut down or disposed of in 2005 and early 2006. Revenue remained relatively constant for the year ended December 31, 2007, due to moderate growth in our money order and prepaid services businesses, offset by the loss of revenue from our shut-down or disposed of businesses, which generated revenue for a portion of 2006, while none of those businesses generated revenue in 2007. The decline in revenue for these shut down businesses also contributed to the decrease in the year ended December 31, 2006 compared to 2005 as these businesses contributed to the entire year in 2005, but only a portion of the year in 2006.

First Data, through its subsidiary Integrated Payment Systems, issues our Western Union branded money orders. We do not believe First Data’s announcement of its plan to exit its official check and money order business will have a significant impact on us, as First Data has a money order processing contract with us through 2011. We believe we have adequate time to replace the services currently provided by First Data.

Operating Income

For the year ended December 31, 2007, the increase in operating income was driven by modest growth from our prepaid services. For the year ended December 31, 2006, the increase in operating income was driven by the money order business and the elimination of operating losses of the businesses shut down or disposed of primarily in 2006, partially offset by recruiting and relocation expenses associated with hiring senior management positions new to our company and consulting costs used to develop ongoing processes, all in connection with the spin-off from First Data. Aggregate operating income related to the shut-down or disposed of businesses, including a gain on the sale of assets related to our internet auction payments business, for the year ended December 31, 2006 was $0.1 million. The aggregate operating loss associated with such businesses in the year ended December 31, 2005 was $(16.2) million.

Further financial information relating to each of our segments’ external revenue, operating profit measures and total assets is set forth in Note 15 to our consolidated financial statements.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, driven primarily from net income, and also impacted by fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings, timing of income tax payments, and collections on receivables, among other items. The majority of our interest payments are due in the second and fourth quarter which results in a decrease in the amount of cash provided by operating activities in those quarters, and a corresponding increase to the first and third quarter.

Our future cash flows generated from operating activities could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting the migrant population, and changes in income tax laws or the status of income tax audits.

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash flows generated to the parent company for general corporate use, except for (a) cash balances related to foreign earnings which have been taxed at a more favorable income tax rate than the combined United States federal and state income tax rates because we expect to reinvest these earnings outside of the United States indefinitely; (b) assets located in countries outside of the United States containing legal or regulatory restrictions from being transferred outside of those countries; and (c) cash and investment balances that are maintained by regulated subsidiaries to secure certain money transfer obligations initiated in the United States in accordance with applicable state regulations in the United States. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

As of December 31, 2007, we have cash and cash equivalents of $1,793.1 million. We also have a $1.5 billion revolving credit facility available to meet additional short-term liquidity needs that might arise, and available to support borrowings under our commercial paper program.

Taking into account our projected share repurchases, dividends, capital expenditures, and debt service during 2008, we believe our cash flows generated from operating activities and available financing sources will provide us with an adequate source of liquidity to meet the needs of our business.

Cash and Investment Securities

Our foreign entities held $1,121.7 million and $942.1 million of our cash and cash equivalents on hand at December 31, 2007 and 2006, respectively. We currently plan to invest the majority of these funds through these foreign entities. Repatriating these funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use these funds in expanding our international operations and acquiring businesses overseas.

We expect to receive and hold funds from money transfers and certain other payment services before we settle with payment recipients. These funds, referred to as “settlement assets” on our consolidated balance sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as “cash and cash equivalents” within “settlement assets,” to fund settlement obligations.

A portion of our settlement assets are held in investment securities, substantially all of which are highly rated state and municipal debt instruments, totaling $193.8 million and $154.2 million as of December 31, 2007 and 2006, respectively. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold financial instruments for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value, which is based primarily on market quotations.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments. As of December 31, 2007, substantially all of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. The credit quality of the majority of our investment portfolio was “AAA”. Our investment securities are also actively managed with respect to concentration. As of December 31, 2007, no individual security represented more than 10% of our investment securities portfolio.

The third-party issuer of Western Union branded money orders holds the settlement assets generated from the sale of Western Union money orders, and maintains the responsibility for investing those funds. Based on the terms of the contract with the issuer, we are provided with a fixed rate of return on the funds awaiting settlement.

Cash Flows from Operating Activities

During the years ended December 31, 2007 and 2006, cash provided by operating activities was $1,103.5 million and $1,108.9 million, respectively. Cash flows provided by operating activities was consistent between 2007 and 2006, despite decreased net income. The decrease in net income was, in part, due to increased non-cash charges which did not decrease cash flows. Cash flows from operating activities also benefited from favorable working capital fluctuations in 2007.

Cash provided by operating activities increased to $1,108.9 million during the year ended December 31, 2006 compared to $1,002.8 million for the year ended December 31, 2005 driven by consumer-to-consumer transaction growth, despite a slight decrease in net income. Net income for the year ended December 31, 2006 was negatively impacted by higher non-cash charges that did not impact cash flows relating to stock compensation in connection with the adoption of SFAS No. 123R in 2006, higher amortization expense related to higher intangible asset balances in connection with the acquisition of Vigo, and also higher amortization expense as a result of certain large strategic agent contracts being executed earlier in the year for which initial payments were made. The increase in cash flow provided by operating activities also benefited from the delay in the payment of accrued income taxes from 2006 to 2007 discussed above, while income taxes relating to all four quarters in 2005 were paid to First Data during 2005.

Financing Resources

As of December 31, 2007 and 2006, we have the following outstanding borrowings (in millions):

	2007	2006
Due in less than one year:
Commercial paper	$338.2	$324.6
Note payable, due January 2007	—	3.0
Floating rate notes, due 2008	500.0	—

Due in greater than one year:
Floating rate notes, due 2008	—	500.0
5.400% notes, net of discount, due 2011 (a)	1,002.8	999.0
5.930% notes, net of discount, due 2016	999.7	999.7
6.200% notes, net of discount, due 2036	497.3	497.2

Total borrowings	$3,338.0	$3,323.5

(a)	Includes the fair market value of $3.6 million relating to an interest rate swap with a notional amount of $75.0 million.

Commercial Paper

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. Our commercial paper borrowings at December 31, 2007 and 2006 had a weighted-average interest rate of approximately 5.5% and 5.4% and a weighted-average initial term of 36 days and 17 days, respectively.

Revolving Credit Facility

Our revolving credit facility expires in 2012 and includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using LIBOR plus an interest rate margin (19 basis points as of December 31, 2007 and 2006). A facility fee is payable quarterly on the total facility, regardless of usage (6 basis points as of December 31, 2007 and 2006). The facility fee percentage is determined based on our credit rating assigned by Standard & Poor’s Ratings Services (“S&P”) and/or Moody’s Investor Services, Inc. (“Moody’s”). In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee based upon such ratings is payable to the lenders on the aggregate outstanding borrowings (5 basis points as of December 31, 2007 and 2006).

As of December 31, 2007, we had no outstanding borrowings and had approximately $1.2 billion available for borrowings under our Revolving Credit Facility. Our revolving credit facility is used to provide general liquidity for the Company and to support our commercial paper program, which we believe enhances our short term credit rating. If the amount available to borrow under the revolving credit facility decreased, or if the revolving credit facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted. Amounts available to borrow under this facility are limited by outstanding commercial paper borrowings.

Notes

On September 29, 2006, we issued $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016 (the “2016 Notes”). Interest on the 2016 Notes is payable semiannually on April 1 and October 1 each year. We may redeem the 2016 Notes at any time prior to maturity at the applicable treasury rate plus 20 basis points.

On November 17, 2006, we issued $2 billion aggregate principal amount of unsecured fixed and floating rate notes, comprised of $500 million aggregate principal amount of our Floating Rate Notes due 2008 (the “Floating Rate Notes”), $1 billion aggregate principal amount notes due 2011 (the “2011 Notes”) and $500 million aggregate principal amount of notes due 2036 (the “2036 Notes”).

In June 2007, we entered into an interest rate swap with a notional amount of $75.0 million to effectively change the characteristic of our interest rate payments on a portion of our 2011 Notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage the mix of fixed and floating rates in our debt portfolio. The rate on the floating portion of the swap resets every three months based on the three month LIBOR.

Interest with respect to the 2011 Notes and 2036 Notes is payable semiannually in arrears on May 17 and November 17 each year. Interest with respect to the Floating Rate Notes is payable quarterly in arrears on February 17, May 17, August 17, and November 17 each year at a per annum rate equal to the three month LIBOR plus 15 basis points, reset quarterly (5.06% and 5.52% at December 31, 2007 and 2006, respectively). We may redeem the 2011 Notes and the 2036 Notes at any time prior to maturity at the applicable treasury rate plus 15 basis points and 25 basis points, respectively. We may redeem the Floating Rate Notes at any time on or after May 17, 2007, at a redemption price equal to 100% of the principal amount of the Floating Rate Notes to be redeemed plus accrued interest on the date of redemption.

Debt Service Requirements

Our 2008 debt service requirements will include payments on existing borrowings and any future borrowings under our commercial paper program, the payment due on the maturity of our $500 million Floating Rate Notes in 2008 and interest payments. We have the ability to use existing financing sources, such as our

Revolving Credit Facility and commercial paper program, to meet debt obligations as they arise. Currently we intend to refinance our Floating Rate Notes in 2008 with new financing sources, depending on market conditions. Additionally, we may convert a portion of our commercial paper program into longer term borrowings in 2008. Based on market conditions at the time such re-financings occur, we may not be able to obtain new financings under similar conditions as historically reported.

As discussed in “Cash and Investment Securities” above, a significant portion of our cash and cash equivalents on hand at December 31, 2007 is held by foreign entities, some of which has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We currently plan to invest such funds through these foreign entities. However, if we change our plans or are required to change our plans in order to use these cash and cash equivalents for debt service, we would incur significant tax obligations.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity and overall business risks.

Our Revolving Credit Facility contains a facility fee and a utilization fee, determined based on our credit rating assigned by S&P and/or Moody’s, as further described above. We do not have any other terms within our debt agreements or other contracts that are tied to changes in our credit ratings. The table below summarizes our credit ratings as of December 31, 2007:

December 31, 2007
	S&P	Moody’s	Fitch
Short-term rating	A-2	P-2	F2
Senior unsecured	A-	A3	A-
Ratings outlook	Stable	Stable	Stable

These ratings are not a recommendation to buy, sell or hold any of our securities. Our credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. A significant downgrade or an indication that a significant downgrade may occur could result in the following:

•	Our access to the commercial paper market may be limited, and if we were downgraded below investment grade, our access to the commercial paper market would likely be eliminated;

•	Our borrowing costs on certain existing borrowings would increase;

•	We may be required to pay a higher interest rate in future financings;

•	Our potential pool of investors and funding sources may decrease;

•	Regulators may impose additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends; and

•	Our agent relationships may be adversely impacted, particularly those agents that are financial institutions or post offices.

The indenture governing our notes and the Revolving Credit Facility all contain covenants which, among other things, limit or restrict our ability to grant certain types of security interests, enter into sale and leaseback transactions or incur certain subsidiary level indebtedness. In addition, the Revolving Credit Facility requires us to maintain a consolidated interest coverage ratio of greater than 2:1 (ratio of consolidated EBITDA, as defined in the agreement, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 8:1 as of December 31, 2007. As of December 31, 2007, we are in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow, and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Capital Expenditures

Total aggregate amount capitalized for contract costs, purchases of property and equipment, and purchased and developed software was $192.1 million in 2007. Amounts capitalized for new and renewed agent contracts were $80.9 million during the year. Such contract costs will vary depending on the terms of existing contracts as well as the timing of when new contracts are signed or renewed. Other capital expenditures during 2007 included purchased and developed software costs and purchases of property and equipment representing investments in our information technology infrastructure and the renovation of certain facilities.

Acquisition of businesses, net of cash acquired

In December 2006, we acquired Pago Fácil for a total purchase price of $69.8 million, less cash acquired of $3.0 million. During 2005, First Data acquired 100% of Vigo, which was later transferred to us as part of the spin-off, for a total purchase price of $369.2 million, net of cash acquired of $20.1 million resulting in a net cash outflow of $349.1 million.

We expect that we will continue to pursue opportunities to acquire companies, particularly outside of the United States, that complement our existing businesses worldwide.

Return Value to Shareholders through Share Repurchases and Dividends

We have two programs which allow us to repurchase shares. In September 2006, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock through December 31, 2008. In December, 2007, our Board of Directors authorized the purchase of up to an additional $1.0 billion of our common stock through December 31, 2009. As of December 31, 2007, 35.6 million shares have been repurchased for $746.7 million at an average cost of $20.98 per share. As of December 31, 2007, $1.25 billion remains available under these two programs.

During the fourth quarter of 2007, our Board of Directors declared an annual cash dividend of $0.04 per common share, representing $30.0 million, which was paid in December 2007. During the fourth quarter of 2006, our Board of Directors declared a cash dividend of $0.01 per common share, representing $7.7 million, which was paid in December 2006.

Equity investments in and loans to certain key agents

In October 2007, we entered into agreements totaling $18.3 million to convert our non-participating interest in a joint venture with our Singapore agent, Hersing Corporation Ltd., into a fully participating 49% equity interest and extended the agent relationship at more favorable commission rates to Western Union. As a result, we will now earn a pro-rata share of profits and will have enhanced voting rights. We also have the right to add additional agent relationships in Singapore under this agreement. Also in October 2007, we completed an agreement to acquire a 25% ownership interest in GraceKennedy Money Services Caribbean SRL (“GraceKennedy”), an agent in Jamaica (which also acts as our agent in several other Caribbean countries), and to extend the term of the agent relationship for $29.0 million. The aggregate consideration paid resulted in $20.2 million of identifiable intangible assets, which are being amortized over seven to 10 years.

From time to time, we also make advances and loans to agents. Most significantly, in the first quarter 2006, we signed a six year agreement with one of our existing agents which included a four year loan of $140.0 million to the agent, of which $30.0 million and $20.0 million was repaid in the years ended December 31, 2007 and 2006, respectively. The terms of the loan agreement require that a percentage of commissions earned by the agent (61% in 2008 and 64% in 2009) be withheld as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. The remaining loan receivable balance relating to this agent as of December 31, 2007 and 2006, net of discount, was $67.5 million and $82.2 million, respectively.

As opportunities arise, we expect we will continue to strategically invest in agents to further strengthen our business.

Our ability to continue to grow the business, make acquisitions, and return capital to shareholders, primarily through share repurchases will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify the appropriate acquisitions that will align with our long-term strategy.

Prior to Spin-Off from First Data

Prior to the spin-off, excess cash generated from our domestic operations that was not required to meet certain regulatory requirements was periodically advanced to First Data and was reflected as a receivable from First Data. In addition, we periodically paid dividends to First Data.

First Data and its subsidiaries provided a number of services on behalf of our business, including shared services, which were reimbursed periodically. Also, when we were a segment of First Data, we benefited from First Data’s financing resources.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements disclosed in Note 10 to our consolidated financial statements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit plans that together were underfunded by $27.6 million as of December 31, 2007. During the period from 2005 to 2007, we did not make a contribution to these plans, and based on current asset return calculations and minimum funding requirements, no such contribution is required in 2008.

The measurement date for our pension plans is September 30. Thus, during the third quarter of each year, management reviews and, if necessary, adjusts the assumptions associated with its pension plans. During 2008, in connection with the adoption of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), the measurement dates for our pension plans will be changed to December 31.

The calculation of the funded status and net periodic benefit income is dependent upon two primary assumptions: 1) expected long-term return on plan assets; and 2) discount rate. Our expected long-term return on plan assets was 7.50% for 2007 and 2006. If actual asset returns exceed the expected return on plan assets by 100 basis points, the plans’ funded status would improve by $4 million. The discount rate assumption for the company’s benefit obligation was 6.02% and 5.61% for 2007 and 2006, respectively. A 100 basis point change in the discount rate would change the funded status by $33 million. Due to the frozen status of our plans, a 100 basis point change in these assumptions would not be significant to the net periodic benefit income or expense of our plans.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Borrowings, including interest (a)	$4,986.3	$1,010.4	$286.1	$1,230.2	$2,459.6
Purchase obligations (b)	126.1	50.2	42.9	33.0	—
Foreign currency forward contracts (c)	37.2	28.8	8.4	—	—
Operating leases	85.1	22.7	26.8	16.1	19.5
Unrecognized tax benefits (d)	276.2	—	—	—	—
Capitalized contract costs (e)	14.3	14.1	0.2	—	—
Estimated pension funding (f)	27.6	—	15.0	12.6	—

	$5,552.8	$1,126.2	$379.4	$1,291.9	$2,479.1

(a)	We have estimated our interest payments based on i) projected LIBOR rates in calculating interest on commercial paper borrowings and Floating Rate Notes, ii) projected commercial paper borrowings outstanding throughout 2008, and the assumption that no such amounts will be outstanding on or after December 31, 2008, and iii) the assumption that no debt issuances or renewals will occur upon the maturity dates of our fixed and floating rate notes. Our floating rate notes mature in November 2008 and we plan to refinance these notes in 2008 with new financing sources.
(b)	Many of our contracts contain clauses that allow us to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if we do not provide written notification of our intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults of our contractual obligations or incurred significant penalties for termination of our contractual obligations.
(c)	Represents the liability position of our foreign currency forward contracts as of December 31, 2007, which will fluctuate based on market conditions.
(d)	The timing of cash payments on unrecognized tax benefits, including accrued interest and penalties, is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.
(e)	Represents accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2007.
(f)	We have estimated our pension plan funding requirements using assumptions that are consistent with pension legislation enacted during 2006. The actual minimum required amounts each year will vary based on the actual discount rate and asset returns when the funding requirement is calculated.

Other Commercial Commitments

We had $62.0 million in outstanding letters of credit and bank guarantees at December 31, 2007, with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are held primarily in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to their expiration in most circumstances.

Critical Accounting Policies

Management’s discussion and analysis of results of operations and financial condition is based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. Actual results may or may not differ from these estimates. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the notes to consolidated financial statements, included in, Financial Statements and Supplementary Data.

Our critical accounting policies, described below, are very important to the portrayal of our financial position and our results of operations and applying them requires our management to make difficult, subjective and complex judgments. We believe that the understanding of these key accounting policies and estimates are essential in achieving more insight into our operating results and financial condition.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Stock-Based Compensation

We have stock-based compensation plans, which include stock options, restricted stock awards and units, unrestricted stock awards, and other equity-based awards granted to employees and other key individuals who perform services for the Company. See Note 2, Summary of Significant Accounting Policies, and Note 14, Stock Compensation Plans, to the notes to consolidated financial statements for a complete discussion of our stock-based compensation programs.

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

Based on the limited amount of trading history of our common stock as a stand-alone public company, we utilized a peer group to estimate the volatility assumption when calculating the fair value of stock options granted in late 2006 and 2007.

In addition, our expected option terms are based in part on stock option exercise activity when we were part of First Data.

Our volatility and expected option term assumptions could be significantly different going forward than what we have estimated for historical grants which could impact our stock-based compensation expense in future periods.

A 10% change in our stock-based compensation expense for the year ended December 31, 2007, would have affected pre-tax income by approximately $5 million.

Income Taxes

Income taxes

Income taxes, as reported in our consolidated financial statements, represent the net amount of income taxes we expect to pay to various taxing jurisdictions in connection with our operations. We provide for income taxes based on amounts that we believe we will ultimately owe after applying the analyses and judgments required under the provisions of SFAS No. 109 and FIN 48.

With respect to earnings in certain foreign jurisdictions, we have provided for income taxes on such earnings at a more favorable income tax rate than the combined United States federal and state income tax rates because we expect to reinvest these earnings outside of the United States indefinitely.

At December 31, 2007, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.2 billion, which are expected to be reinvested outside the United States indefinitely.

If we were to repatriate those earnings in the form of dividends or otherwise to the United States, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries which could result in a material impact to our financial position, results of operations and cash flows in the period such repatriation occurred.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Income tax contingencies

Under the provisions of FIN 48, we recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

We have established contingency reserves for material, known tax exposures, a substantial portion of which relate to potential tax audit adjustments with respect to our international operations, which were restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States.

The Internal Revenue Service (“IRS”) is conducting audits of the United States federal consolidated income tax returns of First Data for the years 2002 through 2004, which include our taxable results for those years. We currently contemplate that the IRS will complete the examination phase of its audit for these years during 2008.

Our tax contingency reserves for our uncertain tax positions as of December 31, 2007 were $276.2 million including interest and penalties. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, particularly with respect to our 2003 restructuring of our international operations, we may be exposed to material increases or decreases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

Tax Allocation agreement with
First Data

Pursuant to a tax allocation agreement signed in connection with our spin-off from First Data, we and First Data each are liable for taxes imposed on our respective businesses both prior to and after the spin-off.

We are in the process of resolving certain tax matters with First Data relating to periods prior to the spin-off.

Under the tax allocation agreement, with respect to taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences of the spin-off (as set forth in the private letter ruling and relevant tax opinion), we may be liable to First Data for all or a portion of any such taxes or liabilities.

Although we believe that we have appropriately apportioned such taxes between First Data and us through 2007, subsequent adjustments may occur.

If we are required to indemnify First Data for taxes incurred as a result of the spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial position, results of operations and cash flows.

Derivative Financial Instruments

We utilize derivative instruments to mitigate foreign currency and interest rate risk. We recognize all derivative instruments in other assets and other liabilities in our consolidated balance sheets at their fair value. Certain of our derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as hedges in accordance with SFAS No. 133.

Cash Flow hedges—Cash flow hedges consist of foreign currency hedging of forecasted sales and hedges of anticipated fixed rate debt issuances. Derivative value changes that are captured in accumulated other comprehensive loss are reclassified to earnings in the same period or periods the hedged item affects earnings, to the

The accounting guidance related to derivative accounting is complex and contains strict documentation requirements.

The details of each designated hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows or fair value of the hedged item, and effectiveness is evaluated quarterly on a retrospective and prospective basis.

While we expect that our derivative instruments that currently qualify for hedge accounting will continue to meet the conditions for hedge accounting, if hedges do not qualify for hedge accounting, the changes in the fair value of the derivatives used as hedges would be reflected in earnings which could have a significant impact on our reported earnings.

As of December 31, 2007, the cumulative amount of unrealized losses classified within accumulated other comprehensive loss that would be reflected in earnings if our hedges were disqualified from hedge accounting, net of income taxes, was $43.7 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portion of the change in fair value that is either considered ineffective or is excluded from the measure of effectiveness is recognized immediately in the income statement.

Fair Value hedges—Fair value hedges consist of hedges of fixed rate debt, through interest rate swaps. The changes in fair value of these hedges, along with offsetting changes in fair value of the related debt instrument are recorded in interest expense.

If the hedge is no longer deemed effective, we discontinue applying hedge accounting to that relationship prospectively.

Capitalized Costs

We capitalize certain initial payments for new and renewed agent contracts.

These capitalized costs are classified in our consolidated balance sheets as “other intangible assets”. We evaluate such other intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets are compared with their carrying amounts to determine if a write-down to fair value (normally measured by the present value technique) is required.

The capitalization of initial payments for new and renewed contracts is subject to strict accounting policy criteria and requires management judgment as to the appropriate time to initiate capitalization. Our accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated future cash flows from the contract or the termination fees we would receive in the event of early termination of the contract.

Disruptions to an agent relationship, significant declines in cash flows or transaction volumes associated with an agent contract, or other issues significantly impacting an agent’s business could require us to evaluate the recoverability of our capitalized initial payments for new and renewed agent contracts prior to the annual assessment.

These types of events and the resulting analyses could result in impairment charges in the future which could significantly impact our reported earnings in the periods such charges occur. We did not record any impairment charges related to other intangible assets during the years ended December 31, 2007, 2006 or 2005.

The net carrying value of our capitalized contract costs at December 31, 2007 was $193.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Goodwill Impairment Testing

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of each reporting unit to its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine the implied fair value of a reporting unit’s goodwill, by comparing the reporting unit’s fair value to the allocated fair values of all assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. If the implied fair value of goodwill exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds its implied fair value, an impairment is recognized in an amount equal to that excess.

We also have subsidiaries within our consolidated group with stand-alone reporting requirements. Goodwill testing with respect to these subsidiaries is tested for impairment at the subsidiary level using that subsidiary’s reporting units, which differ from our consolidated reporting units. Accordingly, if a goodwill impairment loss were recognized at the subsidiary level, a resulting impairment loss would be recorded at the consolidated level only to the extent that the consolidated reporting unit, where the subsidiary resides, experienced an impairment loss.

We calculate the fair value of each reporting unit through discounted cash flow analyses which require us to make estimates and assumptions including, among other items, revenue growth rates, operating margins, and capital expenditures based on our budgets and business plans which take into account expected, regulatory, marketplace and other economic factors.

There are also judgments around the determination of our reporting units. Reporting units are defined as an operating segment or one level below an operating segment, referred to as a component.

We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business, significant declines in market capitalization or other triggering events. In addition, as our business or the way we manage our business changes, our reporting units may also change. These types of events and the resulting analyses could result in goodwill impairment charges in the future which could materially impact our reported earnings in the periods such charges occur. The carrying value of goodwill as of December 31, 2007 was $1,639.5 million which represented approximately 28% of our consolidated assets.

During 2005, we recognized an impairment charge of $8.7 million relating to our 51% ownership interest in EPOSS Limited (“EPOSS”) due to a change in strategic direction. This impairment was recognized at both the subsidiary reporting unit and consolidated reporting unit level as EPOSS was its own reporting unit for stand-alone and consolidated financial reporting. We have not recorded any other goodwill impairments during the three years ended December 31, 2007.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 on January 1, 2008. We believe the impact of adoption will not be significant to our consolidated financial position, results of operations and cash flows as we have, in most cases, historically reported assets and liabilities required to be reported at fair value using the methods prescribed by SFAS No. 157.

On September 29, 2006, the FASB issued SFAS No. 158. The remaining provisions that we will adopt under SFAS No. 158 require a plan’s funded status to be measured at the employer’s fiscal year end. We will change our measurement date from September 30 to December 31 during 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008. We believe the impact of adoption will not be significant as we will not elect to measure any financial instruments or other items at fair value that are not currently required to be measured at fair value.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 and may not be early adopted. We are currently evaluating the potential impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The statement establishes accounting and reporting standards for a noncontrolling interest in a subsidiary. The adoption of the requirements of SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and may not be early adopted. We are currently evaluating the potential impact of the adoption of SFAS No. 160. However, we do not expect the impact to be significant on our financial position, results of operations and cash flows, as our current non-controlling interests are immaterial.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in the agent’s local currency. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. To mitigate this risk further, we enter into short-term foreign currency forward contracts, generally with maturities from a few days up to three weeks, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also utilize foreign currency forward contracts, typically with terms of less than one year at inception, to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency, helping to provide protection against currency fluctuations. Our policy is not to speculate in foreign currencies and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, British pound and Canadian dollar. In February 2007, we revised certain guidelines related to our longer-term foreign currency forward contracts, which we designate as hedges, to allow us to use contracts with maturities of up to 36 months at inception to mitigate some of the risk related to forecasted revenues, with a targeted weighted-average maturity of approximately one year at any point in time. Prior to revising our guidelines with respect to such longer-term foreign currency forward contracts, maturities at inception were generally one year or less. We expect that the extension of the maturity of certain of our hedges will provide additional predictability of future cash flows from our international operations and allow us to better manage and mitigate risks associated with changes in foreign currency exchange rates.

Prior to September 29, 2006, we did not have any derivative instruments that were designated as hedges under the provisions of SFAS No. 133. As a result, changes in the fair market value of our outstanding derivative instruments, which are impacted primarily by fluctuations in the euro, have been recognized in “derivative gains/(losses), net” in the consolidated statement of income for all derivatives entered into prior to September 29, 2006. Since these instruments were not designated to qualify for hedge accounting treatment, there was resulting volatility in our net income for the periods presented prior to September 29, 2006. For example, during the years ended December 31, 2006 and 2005, we had pre-tax derivative (losses)/gains of $(21.2) million and $45.8 million, respectively.

A hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would result in a decrease/increase to pretax annual income of approximately $28 million based on the Company’s forecast of unhedged 2008 exposure to foreign currency at December 31, 2007. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, the unhedged exposure is static, and that the Company would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at December 31, 2007 of $1.7 billion. Most of this amount is sensitive to changes in interest rates, and is included in our consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” Such assets classified as “cash and cash equivalents” are highly liquid investments with maturities of three months or less at the date of purchase and are readily convertible to cash. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our portfolio consists of highly rated, fixed rate municipal bonds, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the consolidated balance sheets. As interest rates rise, the fair market value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities. We have classified these investments as available-for-sale within settlement assets in the consolidated balance sheets, and accordingly, recorded these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ equity on our consolidated balance sheets.

As of December 31, 2007, $838.2 million of our total $3,338.0 million in debt carries a floating interest rate or matures in such a short period that the financing is effectively a floating rate position. Of this floating rate debt, $500.0 million bears interest based on the three month LIBOR plus 15 basis points and is reset quarterly, and $338.2 million represents commercial paper with a weighted-average interest rate of approximately 5.5% and a weighted-average initial term of 36 days.

The Company reviews its overall exposure to floating and fixed rates by evaluating our net asset position in each, also considering duration of the individual positions. The Company actively manages this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and optimize returns. Portfolio exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We revised certain guidelines in February 2007 and have begun, through the use of interest rate swaps designated as hedges, to increase the percent of floating rate debt, subject to market conditions. For example, during June 2007, we entered into an interest rate swap with a notional amount of $75.0 million to manage the mix of fixed and floating rates in our debt portfolio. Our weighted-average interest rate on our borrowings, including our hedges, outstanding at December 31, 2007 was approximately 5.63%.

A hypothetical uniform 100 basis point increase in interest rates would result in a decrease to pretax income of approximately $9.1 million annually based on borrowings on December 31, 2007 that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on December 31, 2007 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of approximately $16.7 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Credit Risk

The Company’s interest earning assets include money market fund investments, which are classified in “cash and cash equivalents,” and investment securities, substantially all of which are highly-rated state and municipal debt instruments, which are classified in “settlement assets” and accounted for as available-for-sale securities. Credit risk is significantly mitigated in the money market funds by both the short duration of the funds, as well as the diversification provided by the fund format. Substantially all of our investment securities are rated “AA-” or better from a major credit rating agency. The Company is actively monitoring these positions in light of recent credit market events in the United States and abroad. Given the nature of the Company’s portfolio, we do not expect significant impacts to our portfolio. During the year ended December 31, 2007, we did not incur any impairment charges on our interest earning assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE WESTERN UNION COMPANY

Index To Consolidated Financial Statements

Management’s Reports on the Financial Statements and Internal Control Over Financial Reporting	74

Reports of Independent Registered Public Accounting Firm	75

Consolidated Statements of Income for each of the three years in the period ended December 31, 2007	77

Consolidated Balance Sheets as of December 31, 2007 and 2006	78

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	79

Consolidated Statements of Stockholders’ Equity/(Deficiency)/Net Investment in The Western Union Company for each of the three years in the period ended December 31, 2007	80

Notes to Consolidated Financial Statements	81

Schedule I—Condensed Financial Information of the Registrant (Parent Company Only)	122

All other financial statement schedules for The Western Union Company have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective consolidated financial statements or notes thereto.

Management’s Report on the Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Western Union’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Western Union’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that Western Union’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of Western Union’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Western Union Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency)/net investment in The Western Union Company for each of the three years in the period ended December 31, 2007 of The Western Union Company and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency)/net investment in The Western Union Company for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Western Union Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2008

THE WESTERN UNION COMPANY

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Transaction fees	$3,989.8	$3,696.6	$3,354.8
Foreign exchange revenue	771.3	653.9	531.0
Commission and other revenues	139.1	119.7	102.1

Total revenues	4,900.2	4,470.2	3,987.9

Expenses:
Cost of services	2,808.4	2,430.5	2,118.9
Selling, general and administrative	769.8	728.3	599.8

Total expenses *	3,578.2	3,158.8	2,718.7

Operating income	1,322.0	1,311.4	1,269.2

Other (expense)/income:
Interest income	79.4	40.1	7.6
Interest expense	(189.0)	(53.4)	(1.7)
Derivative gains/(losses), net	8.3	(21.2)	45.8
Foreign exchange effect on notes receivable from First Data, net	—	10.1	(5.9)
Interest income from First Data, net	—	35.7	24.3
Other income, net	1.7	12.4	4.8

Total other (expense)/income, net	(99.6)	23.7	74.9

Income before income taxes	1,222.4	1,335.1	1,344.1
Provision for income taxes	365.1	421.1	416.7

Net income	$857.3	$914.0	$927.4

Earnings per share:
Basic	$1.13	$1.20	$1.21
Diluted	$1.11	$1.19	$1.21

Weighted-average shares outstanding:
Basic	760.2	764.5	763.9
Diluted	772.9	768.6	763.9

*	As further described in Note 4, total expenses include amounts paid to related parties of $256.6 million, $364.6 million, and $344.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$1,793.1	$1,421.7
Settlement assets	1,319.2	1,284.2
Property and equipment, net of accumulated depreciation of $251.5 and $213.1, respectively	200.3	176.1
Goodwill	1,639.5	1,648.0
Other intangible assets, net of accumulated amortization of $236.8 and $211.4, respectively	334.1	287.7
Other assets	498.0	503.4

Total assets	$5,784.2	$5,321.1

Liabilities and Stockholders’ Equity/(Deficiency)

Liabilities:
Accounts payable and accrued liabilities	$350.1	$312.4
Settlement obligations	1,319.2	1,282.5
Income taxes payable	279.7	242.4
Deferred tax liability, net	263.6	274.8
Borrowings	3,338.0	3,323.5
Other liabilities	182.9	200.3

Total liabilities	5,733.5	5,635.9

Commitments and contingencies (Note 5)

Stockholders’ Equity/(Deficiency):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized and 749.8 and 772.0 shares issued at December 31, 2007 and 2006, respectively	7.5	7.7
Capital deficiency	(341.1)	(437.1)
Retained earnings	453.1	208.0
Accumulated other comprehensive loss	(68.8)	(73.5)
Less: Treasury stock at cost, 0.9 shares at December 31, 2006	—	(19.9)

Total Stockholders’ Equity/(Deficiency)	50.7	(314.8)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$5,784.2	$5,321.1

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$857.3	$914.0	$927.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.1	34.8	32.0
Amortization	74.8	68.7	47.5
Deferred income tax provision	4.2	12.9	24.9
Realized (gain)/loss on derivative instruments	—	(4.1)	0.5
Stock compensation expense	50.2	23.3	—
Other non-cash items, net	14.6	24.3	25.8
Increase/(decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	16.2	(60.7)	(8.8)
Accounts payable and accrued liabilities	43.4	59.8	(26.1)
Income tax payable	15.3	63.4	8.2
Other liabilities	(21.6)	(27.5)	(28.6)

Net cash provided by operating activities	1,103.5	1,108.9	1,002.8

Cash flows from investing activities
Capitalization of contract costs	(80.9)	(124.1)	(22.5)
Capitalization of purchased and developed software	(27.7)	(14.4)	(7.7)
Purchases of property and equipment	(83.5)	(63.8)	(34.8)
Notes receivable issued to agents	(6.1)	(140.0)	(8.4)
Repayments of notes receivable issued to agents	32.0	20.0	—
Acquisition of businesses, net of cash acquired and contingent purchase consideration paid	—	(66.5)	(349.1)
Cash received/(paid) on maturity of foreign currency forwards	—	4.1	(0.5)
Purchase of equity method investments	(35.8)	—	(5.4)

Net cash used in investing activities	(202.0)	(384.7)	(428.4)

Cash flows from financing activities
Net proceeds from commercial paper	13.6	324.6	—
Net (repayments of)/proceeds from net borrowings under credit facilities	(3.0)	3.0	—
Proceeds from exercise of options	216.1	80.8	—
Cash dividends to public stockholders	(30.0)	(7.7)	—
Common stock repurchased	(726.8)	(19.9)	—
Advances from/(to) affiliates of First Data	—	160.2	(153.2)
Capital contributed by First Data in connection with acquisitions	—	—	369.2
Notes payable issued to First Data	—	—	400.1
Repayments of notes payable to First Data	—	(154.5)	(246.5)
Additions to notes receivable from First Data	—	(7.5)	(504.7)
Proceeds from repayments of notes receivable from First Data	—	776.2	18.4
Dividends to First Data	—	(2,953.9)	(417.2)
Proceeds from issuance of debt	—	4,386.0	—
Principal payments on borrowings	—	(2,400.0)	—

Net cash (used in)/provided by financing activities	(530.1)	187.3	(533.9)

Net change in cash and cash equivalents	371.4	911.5	40.5
Cash and cash equivalents at beginning of year	1,421.7	510.2	469.7

Cash and cash equivalents at end of year	$1,793.1	$1,421.7	$510.2

Supplemental cash flow information
Interest paid (prior to the September 29, 2006 spin-off, amounts were paid primarily to First Data)	$185.8	$26.4	$3.5
Income taxes paid (prior to the September 29, 2006 spin-off, amounts were paid primarily to First Data)	340.9	271.6	391.8
Notes issued in conjunction with dividend to First Data, net of debt issue costs and discount	—	995.1	—
Net liabilities transferred from First Data in connection with the September 29, 2006 spin-off	—	148.2	—

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Stockholders’ Equity/(Deficiency) / Net Investment in

The Western Union Company

(in millions)

	Common Stock		Treasury Stock		Net Investment in The Western Union Company	Capital Deficiency	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity/ (Deficiency)/Net Investment in The Western Union Company	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	$—	$—	$—	$—	$1,994.5	$—	$—	$(60.0)	$1,934.5
Net income	—	—	—	—	927.4	—	—	—	927.4	$927.4
Dividends to First Data	—	—	—	—	(417.2)	—	—	—	(417.2)
Capital contributed by First Data	—	—	—	—	369.2	—	—	—	369.2
Unrealized losses on investment securities, net of tax	—	—	—	—	—	—	—	(2.2)	(2.2)	(2.2)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(4.8)	(4.8)	(4.8)
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	4.9	4.9	4.9

Comprehensive income										$925.3

Balance, December 31, 2005	—	—	—	—	2,873.9	—	—	(62.1)	2,811.8
Net income	—	—	—	—	698.3	—	215.7	—	914.0	$914.0
Dividends to First Data	—	—	—	—	(4,097.2)	—	—	—	(4,097.2)
Conversion of net investment in The Western Union Company into capital	765.3	7.7	—	—	525.0	(532.7)	—	—	—
Stock-based compensation	1.3	—	—	—	—	14.2	—	—	14.2
Common stock dividends	—	—	—	—	—	—	(7.7)	—	(7.7)
Purchase of treasury shares	—	—	(0.9)	(19.9)	—	—	—	—	(19.9)
Shares issued under stock-based compensation plans	5.4	—	—	—	—	80.8	—	—	80.8
Tax benefits from employee stock option plans	—	—	—	—	—	0.6	—	—	0.6
Unrealized losses on investment securities, net of tax	—	—	—	—	—	—	—	(0.4)	(0.4)	(0.4)
Unrealized losses on hedging activities, net of tax	—	—	—	—	—	—	—	(29.3)	(29.3)	(29.3)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	7.5	7.5	7.5
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	10.8	10.8	10.8

Comprehensive income										$902.6

Balance, December 31, 2006	772.0	7.7	(0.9)	(19.9)	—	(437.1)	208.0	(73.5)	(314.8)
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(0.6)	—	(0.6)

Revised balance at January 1, 2007	772.0	7.7	(0.9)	(19.9)	—	(437.1)	207.4	(73.5)	(315.4)
Net income	—	—	—	—	—	—	857.3	—	857.3	$857.3
Stock-based compensation	—	—	—	—	—	50.2	—	—	50.2
Common stock dividends	—	—	—	—	—	—	(30.0)	—	(30.0)
Purchase of treasury shares	—	—	(32.4)	(677.5)	—	—	(0.9)	—	(678.4)
Repurchase and retirement of common shares	(2.3)	—	—	—	—	—	(53.8)	—	(53.8)
Cancellation of treasury stock	(22.7)	(0.2)	22.7	462.0	—	—	(461.8)	—	—
Shares issued under stock-based compensation plans	2.8	—	10.6	235.4	—	41.5	(65.1)	—	211.8
Tax benefits from employee stock option plans	—	—	—	—	—	4.3	—	—	4.3
Unrealized losses on investment securities, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)	(1.5)
Unrealized losses on hedging activities, net of tax	—	—	—	—	—	—	—	(14.4)	(14.4)	(14.4)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	5.3	5.3	5.3
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	15.3	15.3	15.3

Comprehensive income										$862.0

Balance, December 31, 2007	749.8	$7.5	—	$—	$—	$(341.1)	$453.1	$(68.8)	$50.7

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation of the Entity and Basis of Presentation

The Western Union Company (“Western Union” or the “Company”) is a leader in global money transfer, providing people with fast, reliable and convenient ways to send money around the world and to pay bills. The Western Union® brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

•

Consumer-to-consumer—money transfer services between consumers, primarily through a global network of third-party agents using the Company’s multi-currency, real-time money transfer processing systems. This service is available for both international transfers—that is, the transfer of funds from one country to another and intra-country transfers—that is, money transfers from one location to another in the same country.

•

Consumer-to-business—the processing of payments from consumers to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies, referred to as “billers,” through Western Union’s network of third-party agents and various electronic channels. The segment’s revenue was primarily generated in the United States during all periods presented.

All businesses that have not been classified into the consumer-to-consumer or consumer-to-business segments are reported as “Other” and include the Company’s money order and prepaid services businesses. The Company’s money order business markets Western Union branded money orders issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at non-bank retail locations primarily in the United States and Canada. Western Union also markets a Western Union branded prepaid MasterCard® card, a Western Union branded prepaid Visa® card, and provides top-up services for third parties that allow consumers to pay in advance for mobile phone and other services. Also included in “Other” are certain expenses incurred by Western Union to effect its spin-off from First Data, as described below, and expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer and micro-lending services.

The primary entities providing the services described above are Western Union Financial Services, Inc. and its subsidiaries (“WUFSI”), Vigo Remittance Corp. (“Vigo”), Orlandi Valuta, E Commerce Group, Paymap, Inc. and Servicio Electrónico de Pago S.A. and its subsidiaries (“SEPSA” or “Pago Fácil”). There are additional legal entities included in the consolidated financial statements of The Western Union Company, including First Financial Management Corporation (“FFMC”), WUFSI’s immediate parent company.

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations. In addition, there are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of December 31, 2007, the amount of net assets subject to these limitations totaled approximately $200 million.

As of December 31, 2007, Western Union has two four-year labor contracts (both expiring August 6, 2008) with the Communications Workers of America, AFL-CIO representing approximately 845 employees located primarily in Texas and Missouri. The Company’s United States-based employees are not otherwise represented by any labor organization.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Spin-off, the Company reported a $4.1 billion dividend to First Data in the accompanying consolidated statements of stockholders’ equity/(deficiency)/net investment in The Western Union Company, consisting of a promissory note from FFMC in an aggregate principal amount of $2.4 billion, the issuance of $1.0 billion in Western Union notes, and a cash payment to First Data of $100.0 million. The remaining dividend was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in a Western Union agent which had already been reflected as part of the Company, settlement of net intercompany receivables (exclusive of certain intercompany notes as described in the following paragraph), and transfers of certain liabilities, net of assets. Since the amount of the dividend exceeded the historical cost of the Company’s net assets at the time of the Spin-off, a capital deficiency resulted.

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

As part of the Spin-off, the Company also executed several non-cash transactions, including the issuance of $1.0 billion in notes to First Data in partial consideration for the contribution by First Data to the Company of its money transfer and consumer payments businesses (Note 13). The Company did not receive any proceeds from the subsequent private offering of the notes. In addition, First Data transferred to the Company its headquarters in Englewood, Colorado and certain other fixed assets with a net book value of $66.5 million, the Company transferred to First Data certain investments with a net book value of $20.9 million, and reclassified certain tax and employee-related obligations from intercompany liabilities totaling $193.8 million. First Data also distributed 765.3 million shares of Western Union’s common stock to holders of First Data common stock.

Basis of Presentation

The financial statements in this Annual Report on Form 10-K for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to the Company as part of the Spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. The historical Consolidated Statements of Income include expense allocations for certain corporate functions historically provided to Western Union by First Data, including treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on the relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item of

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost to be allocated. However, the financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented.

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

Principles of Consolidation

Western Union consolidates financial results when it will absorb a majority of an entity’s expected losses or residual returns or when it has the ability to exert control over the entity. Control is normally established when ownership interests exceed 50% in an entity. However, when Western Union does not have the ability to exercise control over a majority-owned entity as a result of other investors having contractual rights over the management and operations of the entity, it accounts for the entity under the equity method. As of December 31, 2007 and 2006, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated. Western Union utilizes the equity method of accounting when it is able to exercise significant influence over the entity’s operations, which generally occurs when Western Union has an ownership interest of between 20% and 50% in an entity.

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

As of December 31, 2007 and 2006, there were 10.4 million and 4.9 million, respectively, outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. Prior to the September 29, 2006 spin-off date, there were no potentially dilutive instruments outstanding. The treasury stock method assumes proceeds from the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise. Of the 59.4 million outstanding options to purchase shares of common stock of the Company, approximately 58% are held by employees of First Data.

The following table provides the calculation of diluted weighted-average shares outstanding, and only considers the potential dilution for stock options, restricted stock awards and restricted stock units for the period subsequent to the spin-off date of September 29, 2006 (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Basic weighted-average shares	760.2	764.5	763.9
Common stock equivalents	12.7	4.1	—

Diluted weighted-average shares outstanding	772.9	768.6	763.9

Fair Value of Financial Instruments

Carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement assets (other than investment securities), settlement obligations, borrowings under the commercial paper program, revolving credit facility and other short-term notes payable, approximate fair value due to their short maturities. Investment securities, included in settlement assets, are carried at fair market value and are considered available for sale (Note 6). Fixed and floating rate notes are carried at their discounted notional amounts, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 13. The fair market values of fixed and floating rate notes are also disclosed in Note 13 and are based on market quotations. For discussion of foreign currency forward contracts and interest rate swaps, refer to “Derivative Financial Instruments” within this Note 2.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with maturities of three months or less at the date of purchase (that are readily convertible to cash), are considered to be cash equivalents and are stated at cost, which approximates market value.

Western Union maintains cash and cash equivalent balances with various financial institutions, including a substantial portion in money market funds which all have ratings of “AAA” from a major credit rating agency. Western Union limits the concentration of its cash and cash equivalents with any one institution; however, such balances often exceed United States federal deposit insurance limits. Western Union periodically evaluates the credit worthiness of these institutions to minimize risk.

Allowance for Doubtful Accounts

Western Union records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $13.8 million and $14.8 million at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007, 2006 and 2005, the provision for doubtful accounts reflected in the Consolidated Statements of Income was $23.5 million, $24.4 million and $16.1 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements. Any difference in the aggregate amount of settlement assets and obligations is due to cumulative unrealized net investment gains.

Settlement assets are comprised of cash and cash equivalents, receivables from selling agents and investment securities. Cash received by Western Union agents generally becomes available to Western Union within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. Receivables from selling agents represent funds collected by such agents, but in transit to Western Union. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. In addition, Western Union performs ongoing credit evaluations of its agents’ financial condition and credit worthiness. See Note 6 for information concerning the Company’s investment securities.

Settlement obligations consist of money transfer and payment service payables and payables to agents. Money transfer payables represent amounts to be paid to transferees when they request their funds. Most agents typically settle with transferees first and then obtain reimbursement from Western Union. Due to the agent funding and settlement process, payables to agents represent amounts due to agents for money transfers that have been settled with transferees. Payment service payables represent amounts to be paid to utility companies, collection agencies, auto finance companies, mortgage servicers, financial service providers, government entities and others.

Settlement assets and obligations are comprised of the following (in millions):

	December 31,
	2007	2006
Settlement assets:
Cash and cash equivalents	$203.5	$348.8
Receivables from selling agents	921.9	781.2
Investment securities	193.8	154.2

	$1,319.2	$1,284.2

Settlement obligations:
Money transfer and payment service payables	$870.8	$714.5
Payables to agents	448.4	568.0

	$1,319.2	$1,282.5

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consists of the following (in millions):

	December 31,
	2007	2006
Equipment	$289.1	$245.8
Leasehold improvements	37.4	32.4
Furniture and fixtures	29.0	23.9
Land and improvements	16.9	12.9
Buildings	70.6	71.5
Projects in process	8.8	2.7

	451.8	389.2
Less accumulated depreciation	(251.5)	(213.1)

Property and equipment, net	$200.3	$176.1

Amounts charged to expense for depreciation of property and equipment were $49.1 million, $34.8 million and $32.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Customer Set Up Costs

The Company capitalizes direct incremental costs not to exceed related deferred revenues associated with the enrollment of customers in the Equity Accelerator program, a service that allows consumers to complete automated clearing house (“ACH”) transactions to make recurring mortgage payments. Deferred customer set up costs, included in “Other assets” in the Consolidated Balance Sheets, are amortized to “Cost of services” in the Consolidated Statements of Income over the length of the customer’s expected participation in the program, generally five to seven years. Actual customer attrition data is assessed at least annually and the amortization period is adjusted prospectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company’s annual goodwill impairment test did not identify any goodwill impairment in 2007 or 2006; however, Western Union recorded a goodwill impairment charge of $8.7 million in 2005 due to a change in strategic direction relating to one of its majority owned prepaid businesses (Note 3). The majority of goodwill on Western Union’s Consolidated Balance Sheets arose in connection with FFMC’s acquisition of WUFSI in November 1994. FFMC was acquired by First Data in October 1995.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts) and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in “Cost of services” in the Consolidated Statements of Income is amortization expense of approximately $74.8 million, $68.7 million and $47.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company capitalizes initial payments for new and renewed agent contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides the components of other intangible assets (in millions):

	December 31, 2007			December 31, 2006
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization
Capitalized contract costs	6.6	$274.0	$193.1	$242.3	$155.6
Acquired contracts	9.2	74.1	42.8	74.1	49.7
Acquired trademarks	24.7	44.7	41.0	40.7	38.8
Developed software	3.3	74.6	15.2	66.0	12.6
Purchased or acquired software	3.2	74.9	32.5	50.4	18.8
Other intangibles	6.8	28.6	9.5	25.6	12.2

Total other intangibles	7.5	$570.9	$334.1	$499.1	$287.7

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2007 is expected to be $84.5 million in 2008, $57.7 million in 2009, $50.9 million in 2010, $39.7 million in 2011, $25.2 million in 2012 and $76.1 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. Western Union did not record any impairment related to other intangible assets during the years ended December 31, 2007, 2006 and 2005.

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

The Company also offers several consumer-to-business payment services, including payments from consumers to billers. Revenues for these services are primarily derived from transaction fees, which are recorded as revenue when payments are sent to the intended recipients.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company sells money orders issued by IPS under the Western Union brand and manages the agent network through which such money orders are sold. Western Union recognizes monthly commissions from IPS based on a fixed investment yield on the average investable balance resulting from the sale of money orders. Western Union also recognizes transaction fees collected from the Company’s agents at the time a money order is issued to the consumer.

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

Cost of Services

Cost of services consists of costs directly associated with providing services to consumers, and is primarily comprised of commissions paid to agents, which are recognized at the time of sale. Most agents outside the U.S. also receive additional commissions based on a portion of the foreign exchange revenue associated with money transfer transactions. Other costs included in costs of services include personnel, software, equipment, telecommunications, bank fees, depreciation and amortization, and other operating expenses incurred in connection with providing money transfers and other payment services.

Advertising Costs

Advertising costs are charged to operating expenses as incurred or at the time the advertising first takes place. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $264.2 million, $261.4 million and $243.3 million, respectively.

Income Taxes

For periods subsequent to the Spin-off, Western Union files its own U.S. federal and state income tax returns. Western Union files its own separate tax returns in foreign jurisdictions for periods prior to and subsequent to the Spin-off, and foreign taxes are paid in each respective jurisdiction locally.

Prior to the Spin-off, Western Union’s taxable income was included in the consolidated U.S. federal income tax return of First Data and also in a number of state income tax returns filed with First Data on a combined or unitary basis. Western Union’s provision for income taxes was computed as if it were a separate tax-paying entity for periods prior to the Spin-off, and federal and state income taxes payable were remitted to First Data prior to the Spin-off.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, the Company recognizes the tax benefits from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits plus associated accrued interest and penalties of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of Western Union’s businesses except certain investments and subsidiaries located primarily in Ireland and Argentina. Foreign currency denominated assets and liabilities for those entities for which the local currency is the functional currency are translated into United States dollars based on exchange rates prevailing at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the United States dollar are included as a component of “Accumulated other comprehensive loss.” Foreign currency translation gains and losses on assets and liabilities of foreign operations in which the United States dollar is the functional currency are recognized in operations.

Derivative Financial Instruments

Western Union utilizes derivative instruments to mitigate foreign currency and interest rate risk. The Company recognizes all derivative instruments in the “Other assets” and “Other liabilities” captions in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows other than those previously designated as cash flow hedges that were determined to not qualify for hedge accounting as described in Note 12.

•

Cash Flow hedges—Changes in the fair value of derivatives that are designated and qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”) are recorded in “Accumulated other comprehensive loss.” Cash flow hedges consist of foreign currency hedging of forecasted sales, as well as, from time to time, hedges of anticipated fixed rate debt issuances. Derivative fair value changes that are captured in Accumulated other comprehensive loss are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portion of the change in fair value that is either considered ineffective or is excluded from the measure of effectiveness is recognized immediately in “Derivative gains/(losses), net.”

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Fair Value hedges—Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt in accordance with SFAS No. 133 are recorded in interest expense. The offsetting change in value attributable to changes in the benchmark interest rate of the related debt instrument is also recorded in interest expense consistent with the related derivative’s change.

•

Undesignated—Derivative contracts entered into to reduce the variability related to (a) settlement assets and obligations, generally with terms of a few days up to three weeks, and (b) certain foreign currency denominated cash positions, generally with maturities of less than one year, are not designated as hedges for accounting purposes and, as such, changes in their fair value are included in operating expenses consistent with foreign exchange rate fluctuations on the related settlement assets and obligations or cash positions.

The Company also had certain other foreign currency swap arrangements with First Data, prior to September 29, 2006, to mitigate the foreign exchange impact on certain euro denominated notes receivable with First Data. These foreign currency swaps did not qualify for hedge accounting and, accordingly, the fair value changes of these agreements were reported in the accompanying Consolidated Statements of Income as “Foreign exchange effect on notes receivable from First Data, net.” The fair value of these swaps were settled in cash along with the related notes receivable in connection with the Spin-off.

The fair value of the Company’s derivative financial instruments is derived from standardized models that use market based inputs (e.g., forward prices for foreign currency).

Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method. SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been adjusted. Prior to the adoption of SFAS No. 123R, the Company followed Accounting Principles Board (“APB”) Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. Refer to Note 14 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS No. 123R.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The Company believes the impact of adoption will not be significant to the Company’s consolidated financial position, results of operations and cash flows as it has, in most cases, historically reported assets and liabilities required to be reported at fair value using the methods prescribed by SFAS No. 157.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The remaining provisions that the Company will adopt under SFAS No. 158 require a plan’s funded status to be measured at the employer’s fiscal year end. The Company will change its measurement date from September 30 to December 31 during 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The Company believes the impact of adoption will not be significant as the Company will not elect to measure any financial instruments or other items at fair value that are not currently required to be measured at fair value.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 and may not be early adopted. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The statement establishes accounting and reporting standards for a noncontrolling interest in a subsidiary. The adoption of the requirements of SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and may not be early adopted. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160. However, we do not expect the impact to be significant on the financial position, results of operations and cash flows, as the Company’s current non-controlling interests are immaterial.

3. Acquisitions and Disposals

In October 2007, the Company entered into agreements totaling $18.3 million to convert its non-participating interest in an agent in Singapore to a fully participating 49% equity interest and to extend the agent relationship at more favorable commission rates to Western Union. As a result, the Company will now earn a pro-rata share of profits and will have enhanced voting rights. The Company also has the right to add additional agent relationships in Singapore. In addition, in October 2007, the Company completed an agreement to acquire a 25% ownership interest in an agent in Jamaica and to extend the term of the agent relationship for $29.0 million.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate consideration paid resulted in $20.2 million of identifiable intangible assets, which are being amortized over seven to 10 years. Western Union’s investments in these agents are accounted for under the equity method of accounting.

In December 2006, the Company acquired SEPSA, which operates under the brand name Pago FácilSM, for a total purchase price of $69.8 million, less cash acquired of $3.0 million. Pago Fácil provides consumer-to-business payments and prepaid mobile phone top-up services in Argentina. Previously, the Company held a 25% interest in Pago Fácil, which was treated as an equity method investment. As a result of acquiring the additional 75% ownership, the Company’s entire investment in and results of operations of Pago Fácil have been included in the consolidated financial statements since the acquisition date. The purchase price allocation resulted in $28.1 million of identifiable intangible assets, a significant portion of which were attributable to the Pago Fácil service mark and acquired agent and biller relationships. The identifiable intangible assets were calculated based on the additional 75% ownership interest acquired, and are being amortized over two to 25 years. After adjusting the additional acquired net assets to fair value, goodwill of $44.5 million was recorded, substantially all of which is eligible for amortization for tax purposes across various jurisdictions.

In October 2005, First Data acquired 100% of GMT Group, Inc. (“GMT”), the owner of Vigo, a provider of consumer-to-consumer money transfer services to various countries, for approximately $369.2 million, including cash acquired of $20.1 million. GMT was contributed to Western Union in connection with the Spin-off. The results of Vigo’s operations have been included in the consolidated financial statements since the acquisition date. The purchase price allocation resulted in $83.6 million of identifiable intangible assets, which are being amortized over 3.5 to 11 years, except for acquired trademarks aggregating $28.6 million, which are being amortized over 25 years. Goodwill of $284.4 million was recorded in connection with the acquisition of GMT, none of which is deductible for tax purposes.

In the fourth quarter of 2005, Western Union recorded a goodwill impairment charge of $8.7 million due to a change in strategic direction related to its 51% ownership interest in EPOSS Limited (“EPOSS”). In the second quarter 2006, the Company sold its majority interest in EPOSS. The fair value of net assets on disposition approximated the net book value subsequent to the recognition of the goodwill impairment charge noted above.

The pro forma impact of all acquisitions on net income in 2007, 2006 and 2005 was immaterial.

The following table presents changes to goodwill for the years ended December 31, 2007 and 2006 (in millions):

	Consumer-to- Consumer	Consumer-to- Business	Other	Total
January 1, 2006 balance	$1,390.7	$195.1	$32.2	$1,618.0
Acquisitions	—	48.0	—	48.0
Purchase price adjustments	1.3	—	—	1.3
Disposals	—	—	(19.3)	(19.3)

December 31, 2006 balance	$1,392.0	$243.1	$12.9	$1,648.0
Purchase price adjustments	(3.0)	(5.9)	1.7	(7.2)
Currency translation	—	(1.3)	—	(1.3)

December 31, 2007 balance	$1,389.0	$235.9	$14.6	$1,639.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Charges for functions historically provided to Western Union by First Data are primarily attributable to First Data’s performance of many shared services that the Company utilized prior to the Spin-off. First Data continued to provide certain of these services subsequent to the Spin-off through a transition services agreement until September 29, 2007. In addition, prior to the Spin-off, the Company participated in certain First Data insurance, benefit and incentive plans, and it received services directly related to the operations of its businesses such as call center services, credit card processing, printing and mailing. The Consolidated Statements of Income reflect charges incurred prior to the spin-off from First Data and its affiliates for these services of $152.4 million and $166.3 million for the years ended December 31, 2006 and 2005, respectively. Included in these charges are amounts recognized for stock-based compensation expense, as well as net periodic benefit income associated with the Company’s pension plans.

Included in “Interest income from First Data, net” in the Consolidated Statements of Income for the years ended December 31, 2006 and 2005 was interest income of $37.4 million and $28.8 million, respectively, earned on notes receivable from First Data subsidiaries and interest expense of $1.7 million and $4.5 million, respectively, incurred on notes payable to First Data which were settled in connection with the Spin-off. Certain of the notes receivable were euro denominated, and as such, the Company had related foreign currency swap agreements to mitigate the foreign exchange impact to the Company on such notes. Included in “Foreign exchange effect on notes receivable from First Data, net” in the Consolidated Statements of Income during the years ended December 31, 2006 and 2005 are foreign exchange gains/(losses) of $10.1 million and $(5.9) million, respectively, from the revaluation of these euro denominated notes receivable and related foreign currency swap agreements.

During the period from January 1, 2006 through September 29, 2006 and the year ended December 31, 2005, the Company recognized commission revenues from a First Data subsidiary in connection with its money order business of $23.6 million and $29.6 million, respectively. Subsequent to the Spin-off, the Company continues to recognize commission revenue from this First Data subsidiary.

Other Related Party Transactions

The Company has ownership interests in certain of its agents, all of which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the years ended December 31, 2007, 2006 and 2005 totaled $256.6 million, $212.2 million and $177.7 million, respectively. For those agents where an ownership interest was acquired during the year, only amounts paid subsequent to the investment date have been reflected as a related party transaction.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Commitments and Contingencies

In the normal course of business, Western Union is subject to claims and litigation. Management of Western Union believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on Western Union’s financial position, results of operations or cash flows. Western Union accrues for loss contingencies as they become probable and estimable.

On August 21, 2006, the Interregional Inspectorate No. 50 of the Federal Tax Service of the Russian Federation for the City of Moscow (“Tax Inspectorate”) issued a tax audit report to OOO Western Union MT East (“Western Union MT East”), an indirect wholly-owned subsidiary of the Company, asserting claims for the underpayment of Russian Value Added Taxes (“VAT”) related to the money transfer activities of Western Union MT East in Russia during 2003 and 2004. On October 24, 2006, the Tax Inspectorate issued its final decision for tax assessment and tax demand notices to Western Union MT East for approximately $20 million, including a 20% penalty and applicable interest to date. The assessment was challenged at successive levels within the Russian courts, and all such courts have ruled in favor of Western Union MT East, holding that the services provided in Russia by Western Union MT East qualify as banking services which are not subject to VAT. The Tax Inspectorate requested a hearing by the Presidium of the Supreme Arbitrazh Court of the Russian Federation, the highest court in Russia, which request was denied on December 26, 2007, and, accordingly no further appeals are available to the Tax Inspectorate with respect to this matter. However, the Tax Inspectorate has the ability to assert the same position in subsequent tax years since decisions of Russian courts are not viewed as binding precedents by the Russian tax authorities. As of December 31, 2007, the Company has not accrued any potential loss or associated penalties and interest for this matter.

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

The Company has $62.0 million in outstanding letters of credit and bank guarantees at December 31, 2007 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit prior to expiration in most circumstances.

Pursuant to the separation and distribution agreement with First Data in connection with the Spin-off (see Note 1), First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company’s business with the Company and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the Spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the Spin-off (see Note 8).

6. Investment Securities

Investment securities, classified within “Settlement assets” in the Consolidated Balance Sheets, consist primarily of high-quality state and municipal debt instruments. All of the Company’s investment securities were marketable securities during all periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with applicable state regulations. Western Union does not hold financial instruments for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value, which are based on market quotations. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments. At December 31, 2007, substantially all investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. There were no significant realized gains or losses transferred out of “Accumulated other comprehensive loss” during the periods presented. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2007, 2006 and 2005 were $177.7 million, $62.6 million and $49.0 million, respectively.

Gains and losses on investments are calculated using the specific-identification method and are recognized during the period the investment is sold or when an investment experiences an other-than-temporary decline in value below cost or amortized cost. When an investment is deemed to have an other-than-temporary decline in value it is reduced to its fair value, which becomes the new cost basis of the investment. Western Union considers both qualitative and quantitative indicators when judging whether a decline in value of an investment is other-than-temporary in nature, including, but not limited to, the length of time the investment has been in an unrealized loss position, the significance of the unrealized loss relative to the carrying amount of the investment and our intent and ability to hold the investment until a forecasted recovery.

The components of investment securities, all of which are classified as available-for-sale, are as follows (in millions):

December 31, 2007	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
State and municipal obligations	$187.3	$188.0	$0.7	$—	$0.7
Preferred stock of a government sponsored enterprise	6.9	5.8	—	(1.1)	(1.1)

	$194.2	$193.8	$0.7	$(1.1)	$(0.4)

December 31, 2006	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
State and municipal obligations	$145.5	$146.4	$1.0	$(0.1)	$0.9
Preferred stock of a government sponsored enterprise	6.9	7.8	0.9	—	0.9

	$152.4	$154.2	$1.9	$(0.1)	$1.8

No individual investment balance included within investment securities represents greater than 10% of total investment securities as of December 31, 2007 and 2006.

The following summarizes contractual maturities of state and municipal obligations as of December 31, 2007 (in millions):

	Amortized Cost	Fair Value
Due within 1 year	$32.8	$33.0
Due after 1 year through 5 years	35.1	35.6
Due after 5 years through 10 years	—	—
Due after 10 years	119.4	119.4

	$187.3	$188.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred stock with a fair value of $5.8 million as of December 31, 2007 is not included above because the securities do not have fixed maturities. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation back to the issuer prior to its contractual maturity.

Aggregate unrealized losses on the Company’s investment securities as of December 31, 2007 and 2006 were $1.1 million and $0.1 million, respectively. The unrealized losses on such investments as of December 31, 2007 were deemed to be temporary as the duration of the loss has been short, and the Company has the intent and ability to hold these securities until a recovery.

7. Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2007	2006
Other assets:
Equity method investments	$211.3	$165.1
Amounts advanced to agents, net of discounts	93.1	112.4
Deferred customer set up costs	41.9	45.5
Prepaid commissions	22.5	37.8
Accounts receivable, net	22.5	24.3
Prepaid expenses	19.8	16.6
Debt issue costs	13.5	14.6
Derivative financial instruments	8.1	0.6
Other	65.3	86.5

Total other assets	$498.0	$503.4

Other liabilities:
Deferred revenue	$74.2	$83.3
Derivative financial instruments	37.2	12.8
Pension obligations	27.6	52.9
Other	43.9	51.3

Total other liabilities	$182.9	$200.3

Amounts advanced to agents

From time to time, the Company makes advances and loans to agents. In 2006, the Company signed a six year agreement with one of its existing agents which included a four year loan of $140.0 million to the agent. The terms of the loan agreement require that a percentage of commissions earned by the agent (61% in 2008 and 64% in 2009) be withheld by us as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. The Company imputes interest on this below-market rate note receivable, and has recorded the note net of a discount of $22.5 million and $37.8 million as of December 31, 2007 and 2006, respectively. The remaining loan receivable balance relating to this agent as of December 31, 2007 and 2006, net of discount, was $67.5 million and $82.2 million, respectively. Other advances and loans outstanding as of December 31, 2007 and 2006 were $25.6 million and $30.2 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

The components of pretax income, generally based on the jurisdiction of the legal entity, are as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Components of pretax income:
Domestic	$529.3	$707.1	$801.9
Foreign	693.1	628.0	542.2

	$1,222.4	$1,335.1	$1,344.1

The provision for income taxes is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Federal	$287.7	$331.1	$338.0
State and local	26.3	34.5	29.1
Foreign	51.1	55.5	49.6

	$365.1	$421.1	$416.7

Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company’s foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pretax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

The Company’s effective tax rates differ from statutory rates as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	1.7%	2.0%	2.0%
Foreign rate differential	(7.7)%	(6.3)%	(5.8)%
Federal tax credits	—%	(0.3)%	(0.4)%
Other	0.9%	1.1%	0.2%

Effective tax rate	29.9%	31.5%	31.0%

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Western Union’s provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$284.9	$314.0	$326.4
State and local	25.5	33.1	26.0
Foreign	50.5	61.1	39.4

Total current taxes	360.9	408.2	391.8

Deferred:
Federal	2.8	17.1	11.6
State and local	0.8	1.4	3.1
Foreign	0.6	(5.6)	10.2

Total deferred taxes	4.2	12.9	24.9

	$365.1	$421.1	$416.7

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of Western Union’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2007	2006
Deferred tax assets related to:
Reserves and accrued expenses	$40.2	$24.0
Pension obligations	11.8	21.6
Deferred revenue	4.4	6.2
Other	14.3	8.3

Total deferred tax assets	70.7	60.1

Deferred tax liabilities related to:
Property, equipment and intangibles	321.8	325.2
Other	12.5	9.7

Total deferred tax liabilities	334.3	334.9

Net deferred tax liability	$263.6	$274.8

Uncertain Tax Positions

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to its international operations, which were restructured in 2003. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying this interpretation resulted in a reduction of $0.6 million to the January 1, 2007 balance of retained earnings.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and are reflected in “Income taxes payable” in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

Total
Balance at January 1, 2007	$166.0
Increases—positions taken in current period (a)	78.0
Increases—positions taken in prior periods (b)	12.8
Decreases—settlements with taxing authorities	(0.7)
Decreases—lapse of applicable statute of limitations	(4.7)

Balance at December 31, 2007	$251.4

(a)	Includes recurring accruals for issues which initially arose in previous periods.
(b)	Changes to positions taken in prior periods relate to changes in estimates used to calculate prior period unrecognized tax benefits.

A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $243.2 million and $156.2 million as of December 31, 2007 and January 1, 2007, respectively.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense and records the associated liability in “Income taxes payable” in its Consolidated Balance Sheets. During the years ended December 31, 2007, 2006 and 2005, the Company recognized $13.5 million, $5.6 million and $1.9 million, respectively, in interest and penalties. The Company had $24.8 million and $12.3 million for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

Except for increases for recurring accruals on existing uncertain tax positions, the Company has identified no other uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns which include the Company are eligible to be examined for the years 2002 and forward. The Internal Revenue Service (“IRS”) currently is conducting audits of the United States federal consolidated income tax returns of First Data for the years 2002 through 2004, which returns include the taxable results of the Company and its subsidiaries. The Company currently contemplates that the IRS will complete the examination phase of its audits for these years during 2008. The Irish income tax returns of certain subsidiaries for the years 2003 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.2 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

Tax Allocation Agreement with First Data

The Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the Company, subsequent adjustments may occur that may impact the Company’s financial position or results of operations.

Also under the tax allocation agreement, with respect to taxes and other liabilities that result from a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion), (“Restructuring Taxes”), the Company will be liable to First Data for any such Restructuring Taxes attributable solely to actions taken by or with respect to the Company. In addition, the Company will also be liable for 50% of any Restructuring Taxes (i) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (ii) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such Restructuring Taxes. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on the Company’s business, financial position and results of operations. First Data generally will be liable for all Restructuring Taxes, other than those described above.

9. Employee Benefit Plans

Defined Contribution Plans

The Company’s Board of Directors approved The Western Union Company Incentive Savings Plan (“401(k)”) as of September 29, 2006, covering eligible non-union employees on the United States payroll of Western Union after the spin-off date. Employees that make voluntary contributions to this plan receive up to a 4% Western Union matching contribution. All matching contributions are immediately 100% vested.

The Company also has a 401(k) plan covering its union employees. Western Union contributes 4% of eligible employee compensation. Union employees who make voluntary contributions receive up to a 1.5% Western Union matching contribution in addition to a $650 per employee lump-sum contribution per year.

The Company also administers 15 defined contribution plans in various countries globally on behalf of approximately 500 employee participants as of December 31, 2007. Such plans have vesting and employer contribution provisions that vary by country.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and additional discretionary Company contributions. In addition, First Data provided non-qualified deferred compensation plans for certain highly compensated employees. These plans provided tax-deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by IRS or plan limits.

The aggregate amount charged to expense in connection with all of the above plans was $11.6 million, $10.8 million and $9.7 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Defined Benefit Plans

The Company has two frozen defined benefit pension plans. No contributions were made by First Data or Western Union during the years ended December 31, 2007, 2006 and 2005. As part of the Distribution, Western Union is responsible for any remaining underfunded pension obligations. Western Union is not required to contribute to the plans in 2008. A September 30 measurement date is used for the Company’s plans. Thus, during the third quarter of each year, management reviews and if necessary, adjusts the assumptions associated with its pension plans. During 2008, in connection with the adoption of SFAS No. 158, the measurement dates for the Company’s pension plans will be changed to December 31.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which requires the Company to recognize the funded status of its pension plans in its Consolidated Balance Sheets as of December 31, 2006 with a corresponding adjustment to “Accumulated other comprehensive loss,” net of tax. Due to the frozen status of the Company’s pension plans, the Company’s funded status of its pension plans was already reflected in its Consolidated Balance Sheets, and therefore, no such adjustment was required to “Other liabilities,” “Deferred tax liability, net” or “Accumulated other comprehensive loss” on adoption of SFAS No. 158.

The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets for the plan years ended September 30, 2007 and 2006, and a statement of the funded status of the plans as of September 30, 2007 and 2006 (in millions):

	September 30,
	2007	2006
Change in benefit obligation
Projected benefit obligation at October 1,	$459.0	$494.1
Interest costs	24.6	24.8
Actuarial gain	(12.5)	(13.5)
Benefits paid	(45.1)	(46.4)

Projected benefit obligation at September 30,	426.0	459.0

Change in plan assets
Fair value of plan assets at October 1,	406.1	424.3
Actual return on plan assets	37.4	28.2
Benefits paid	(45.1)	(46.4)

Fair value of plan assets at September 30,	398.4	406.1

Funded status of the plan	(27.6)	(52.9)
Unrecognized amounts, principally unrecognized actuarial loss	73.1	98.1

Total recognized	$45.5	$45.2

Accumulated benefit obligation	426.0	459.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Differences in expected returns on plan assets estimated at the beginning of the year versus actual returns, and assumptions used to estimate the beginning of year projected benefit obligation versus the end of year obligation (principally discount rate and mortality assumptions) are, on a combined basis, considered actuarial gains and losses. Such actuarial gains and losses are recognized as a component of “Comprehensive income” over the average remaining life expectancy of the plan participants. Included in “Accumulated other comprehensive loss” at December 31, 2007 is $2.7 million ($1.7 million, net of tax) of unrecognized actuarial losses that are expected to be recognized in net periodic pension cost during the year ended December 31, 2008.

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	2007	2006
Accrued benefit liability	$(27.6)	$(52.9)
Accumulated other comprehensive loss	73.1	98.1

Net amount recognized	$45.5	$45.2

The following table provides the components of net periodic benefit income for the plans (in millions):

	December 31,
	2007	2006	2005
Interest cost	$24.6	$24.8	$25.6
Expected return on plan assets	(28.4)	(29.9)	(33.8)
Amortization of unrecognized actuarial loss	3.6	4.2	2.7

Net periodic benefit income	$(0.2)	$(0.9)	$(5.5)

The pension liability included in other comprehensive income/(loss), net of tax, decreased $15.3 million, $10.8 million and $4.9 million in 2007, 2006 and 2005, respectively.

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2007	2006
Discount rate	6.02%	5.61%

The weighted-average rate assumptions used in the measurement of the Company’s net cost (income) are as follows:

	2007	2006	2005
Discount rate	5.62%	5.24%	5.19%
Expected long-term return on plan assets	7.50%	7.50%	7.75%

SFAS No. 87 requires the sponsor of a defined benefit plan to measure the plan’s obligations and annual expense using assumptions that reflect best estimates and are consistent to the extent that each assumption reflects expectations of future economic conditions. As the bulk of the pension benefits will not be paid for many years, the computation of pension expenses and benefits is based on assumptions about future interest rates and expected rates of return on plan assets. In general, pension obligations are most sensitive to the discount rate

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumption, and it is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the plans to the rates from a AA spot rate yield curve. The curve is derived from AA bonds of varying maturities.

Western Union employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established using a building block approach with proper consideration of diversification and re-balancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Pension plan asset allocation at September 30, 2007 and 2006, and target allocations based on investment policies, are as follows:

	Percentage of Plan Assets at Measurement Date
Asset Category	2007	2006
Equity securities	41%	40%
Debt securities	58%	58%
Other	1%	2%

	100%	100%

Target Allocation
Equity securities	30-50%
Debt securities	55-65%
Other	0-10%

Certain members of the Company’s Board of Directors and management are affiliated with companies whose securities are held in Western Union’s pension trust, which is managed by independent asset managers. In addition, the pension trust holds securities in companies that provide services for the Company’s pension plans. Therefore, these affiliated companies are considered related parties. The following table details plan assets invested in these related party securities as of September 30, 2007 and 2006:

	2007
Plan Corporate Bond Holdings	Principal (in millions)	Fair Market Value (in millions)	% of Total Plan Assets
Allstate Corporation corporate bond	$0.8	$0.8	0.20%
Hasbro Inc. corporate bond	$0.2	$0.2	0.05%
Mellon FDG corporate bond	$0.3	$0.3	0.08%
New York Life Insurance Company corporate bond	$0.4	$0.4	0.10%

	2006
Plan Common Stock Holdings	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets
Altria Group, Inc. common stock	11.4	$0.9	0.21%
First Data Corporation common stock *	14.9	$0.3	0.08%
The Western Union Company common stock	14.9	$0.3	0.07%
Bank of New York Company Inc. common stock	23.6	$0.8	0.20%

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Corporate Bond Holdings	Principal (in millions)	Fair Market Value (in millions)	% of Total Plan Assets
Allstate Corporation corporate bond	$0.5	$0.6	0.14%
Kraft Foods corporate bond	$0.6	$0.7	0.16%
New York Life Insurance Company corporate bond	$0.8	$0.8	0.19%

*	Western Union was a segment of First Data prior to the Spin-off, as discussed in Note 1.

The maturities of debt securities at September 30, 2007 range from less than one year to 80 years with a weighted-average maturity of 14 years.

The assets of the Company’s defined benefit plans are managed in a third party master trust. The investment policy and allocation of the assets in the master trust are overseen by the Company’s Investment Council. Western Union employs a total return investment approach whereby a mix of equities and fixed income investments are used in an effort to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as securities deemed to be growth, value, and small and large capitalizations. Other assets, primarily private equity, are used judiciously in an effort to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The estimated future benefit payments are expected to be $44.3 million in 2008, $43.1 million in 2009, $41.9 million in 2010, $40.7 million in 2011, $39.5 million in 2012 and $175.9 million in 2013 through 2017.

Western Union administers a post-retirement health care plan to union employees that was in effect when First Data acquired FFMC. Generally, retired employees bear the entire cost of the premiums. Western Union also offers a short-term disability plan for union employees. The Company’s obligations pursuant to these plans are immaterial.

10. Operating Lease Commitments

Western Union leases certain real properties for use as customer service centers and administrative and sales offices. Western Union also leases data communications terminals, computers and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases was $31.6 million, $29.2 million and $28.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the minimum aggregate rental commitments under all noncancelable operating leases, net of sublease income commitments aggregating $8.0 million through 2012, are as follows (in millions):

Year Ending December 31,
2008	$22.7
2009	15.4
2010	11.4
2011	8.6
2012	7.5
Thereafter	19.5

Total future minimum lease payments	$85.1

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stockholders’ Equity

Accumulated other comprehensive loss

The income tax effects allocated to and the cumulative balance of each component of accumulated other comprehensive loss are as follows (in millions):

December 31, 2007	Beginning Balance	Pretax Gain (Loss)	Tax Benefit (Expense)	Net of Tax Amount	Ending Balance
Unrealized gains (losses) on investment securities	$1.2	$(2.3)	$0.8	$(1.5)	$(0.3)
Unrealized gains (losses) on hedging activities	(29.3)	(24.6)	10.2	(14.4)	(43.7)
Foreign currency translation adjustment	18.0	8.1	(2.8)	5.3	23.3
Minimum pension liability	(63.4)	24.5	(9.2)	15.3	(48.1)

	$(73.5)	$5.7	$(1.0)	$4.7	$(68.8)

December 31, 2006	Beginning Balance	Pretax Gain (Loss)	Tax Benefit (Expense)	Net of Tax Amount	Ending Balance
Unrealized gains (losses) on investment securities	$1.6	$(0.7)	$0.3	$(0.4)	$1.2
Unrealized gains (losses) on hedging activities	—	(31.0)	1.7	(29.3)	(29.3)
Foreign currency translation adjustment	10.5	11.7	(4.2)	7.5	18.0
Minimum pension liability	(74.2)	12.7	(1.9)	10.8	(63.4)

	$(62.1)	$(7.3)	$(4.1)	$(11.4)	$(73.5)

December 31, 2005	Beginning Balance	Pretax Gain (Loss)	Tax Benefit (Expense)	Net of Tax Amount	Ending Balance
Unrealized gains (losses) on investment securities	$3.8	$(3.4)	$1.2	$(2.2)	$1.6
Foreign currency translation adjustment	15.3	(7.2)	2.4	(4.8)	10.5
Minimum pension liability	(79.1)	7.6	(2.7)	4.9	(74.2)

	$(60.0)	$(3.0)	$0.9	$(2.1)	$(62.1)

Cash Dividends Paid

During the fourth quarter of 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per common share, representing $30.0 million which was paid on December 28, 2007 to shareholders of record on December 14, 2007.

During the fourth quarter of 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per common share, representing $7.7 million which was paid in December 2006.

Share Repurchases

During December 2007, the Company’s Board of Directors adopted resolutions to retire all of its existing treasury stock, thereby restoring the status of the Company’s common stock held in treasury as “authorized but unissued”. The resulting impact to the Company’s Consolidated Balance Sheet was a decrease in “Treasury stock” of $462.0 million, “Common stock” of $0.2 million and “Retained earnings” of $461.8 million. There is no change to the Company’s overall equity position as a result of this retirement. All shares repurchased by the Company subsequent to this resolution will also be retired at the time such shares are reacquired.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the Company’s Board of Directors authorized the purchase of up to $1.0 billion of the Company’s common stock through December 31, 2008. In December, 2007, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s common stock through December 31, 2009.

During the years ended December 31, 2007 and 2006, 34.7 million and 0.9 million shares, respectively, have been repurchased for $726.8 million and $19.9 million, respectively. As of December 31, 2007, $1.25 billion remains available for purchases under the Company’s two authorized share repurchase programs.

12. Derivative Financial Instruments

The Company is exposed to foreign currency risk resulting from fluctuations in exchange rates, primarily the euro, British pound and Canadian dollar related to forecasted revenues and also on settlement assets and obligations denominated in these and other currencies. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company’s policy is to minimize its exposures related to adverse changes in foreign currency exchange rates and interest rates, while prohibiting speculative derivative activities. The Company uses longer-term foreign currency forward contracts, generally with maturities of three years or less, to mitigate some of the risk related to changes in the exchange rate between forecasted revenues denominated in other currencies and the United States dollar. Short-term foreign currency forward contracts, generally with maturities from a few days up to three weeks, are utilized to offset foreign exchange rate fluctuations on settlement assets and settlement obligations between transaction initiation and settlement. Forward starting interest rate swaps were utilized in 2006 to reduce the risk of interest rate fluctuations on forecasted debt issuances. Interest rate swaps are also used to swap a portion of certain fixed rate debt instruments to a floating rate.

The Company does not believe its derivative financial instruments expose it to more than a nominal amount of credit risk as the counterparties are established, well-capitalized financial institutions with credit ratings of “A” or better from major rating agencies. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the hedge, on a quarterly basis and as circumstances warrant. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The Company’s foreign currency exposures are in liquid currencies, consequently there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

The details of each designated hedging relationship are formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows, and effectiveness is evaluated quarterly on a retrospective and prospective basis.

Foreign Currency Hedging

The Company assesses the effectiveness of its foreign currency forward contracts, used to mitigate some of the risks related to forecasted revenues, based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective are recognized immediately in “Derivative gains/(losses), net” within the Company’s Consolidated Statements of Income. Differences between changes in the forward rates and spot rates, along with all changes in the fair value during periods in which the instrument was not designated as a hedge, were excluded from the measure of

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effectiveness. Prior to September 29, 2006, the Company did not have derivatives that qualified for hedge accounting in accordance with SFAS No. 133. As such, the effect of the changes in the fair value of these hedges prior to September 29, 2006 is included in “Derivative gains/ (losses), net”. On September 29, 2006 and during the fourth quarter of 2006, the Company entered into new derivative contracts in accordance with its revised foreign currency derivatives and hedging processes, which were designated and qualify as cash flow hedges under SFAS No. 133.

As mentioned above, the Company also uses short duration foreign currency forward contracts, generally with maturities from a few days up to three weeks, to offset foreign exchange rate fluctuations on settlement assets and obligations between initiation and settlement. In addition, forward contracts, typically with maturities of less than one year, are utilized to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. None of these contracts are designated as hedges pursuant to SFAS No. 133.

The aggregate United States dollar equivalent notional amount of foreign currency forward contracts held by the Company with external third parties as of the balance sheet dates are as follows (in millions):

	December 31,
	2007	2006
Contracts not designated as hedges:
Euro	$358.9	$249.5
British pound	56.4	43.5
Other	46.4	51.1

Contracts designated as hedges:
Euro	585.3	333.9
British pound	99.2	73.2
Canadian dollar	97.5	—

Interest Rate Hedging

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

In November 2006, the Company terminated these swaps in conjunction with the issuance of the 2011 and 2036 Notes described in Note 13, by paying cash of approximately $18.6 million to the counterparties. The difference in the actual issuance date and the probable issuance date as stated in the Company’s hedge designation documentation resulted in ineffectiveness of $0.6 million, which was immediately recognized in “Derivative gains/(losses), net” in the Consolidated Statements of Income. No amounts were excluded from the measure of effectiveness. The remaining $18.0 million loss on the hedges was included in “Accumulated other comprehensive loss” and will be reclassified to “Interest expense” over the life of the related notes.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2007, the Company entered into an interest rate swap with a notional amount of $75.0 million to effectively change the interest rate payments on a portion of its notes due 2011 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage the mix of fixed and floating rates in the Company’s debt portfolio. The interest rate swap has a termination date of November 17, 2011, matching the maturity date of the hedged instrument. Additionally, the payment dates and coupon of the fixed portion of the swap match the contractual terms specified in the notes being hedged, and the rate on the floating portion of the swap resets every three months. Accordingly, the Company designated this derivative as a fair value hedge utilizing the short-cut method in SFAS No. 133, which permits an assumption of no ineffectiveness if these and other criteria are met. The fair value of the hedge was a net asset of $3.6 million as of December 31, 2007. The offset to the change in fair value of the interest rate swap is reflected in the balance of the hedged instrument within the Company’s “Borrowings” in the Consolidated Balance Sheets and interest expense has been adjusted to include the effects of payments made and received under the swap.

Summary Impact of Derivatives

The following table summarizes activity in “Accumulated other comprehensive loss” related to all derivatives designated as cash flow hedges (in millions):

	2007	2006	2005
Balance included in “Accumulated other comprehensive loss” at January 1,	$(29.3)	$—	$—
Total reclassification into earnings from “Accumulated other comprehensive loss”	26.9	(1.5)	—
Changes in fair value of derivatives, net of tax	(41.3)	(27.8)	—

Balance included in “Accumulated other comprehensive loss” at December 31,	$(43.7)	$(29.3)	$—

“Accumulated other comprehensive loss” of $29.3 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2007. Approximately $1.7 million of losses on the forecasted debt issuance hedges are expected to be recognized in interest expense during the next 12 months as of December 31, 2007. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

The following table summarizes changes in the fair value of derivatives held during the respective years (in millions):

	2007	2006	2005
Interest rate fair value hedges—effective portion (a)	$3.6	$—	$—
Interest rate cash flow hedges—effective portion (b)	—	(18.0)	—
Foreign currency cash flow hedges—effective portion (c)	(55.9)	(11.4)	—
Portion excluded from effectiveness assessment and ineffectiveness (d)	8.3	0.9	—
Foreign currency undesignated (e)	(21.1)	(41.9)	71.2

Total increase/(decrease) in fair value	$(65.1)	(70.4)	$71.2

(a)	Changes in the fair value of interest rate swaps designated as fair value hedges are offset by recognized changes in the fair value of the hedged borrowings.
(b)	The effective portion of changes in fair value of interest rate swaps designated as cash flow hedges are recorded in other comprehensive income or loss. This amount recognized in other comprehensive income or loss is subsequently amortized to interest expense over the life of the debt being hedged.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	The change in spot value of foreign currency forward contracts designated as cash flow hedges is recognized in other comprehensive income or loss. Amounts classified within “Accumulated other comprehensive loss” are reclassified to revenue in the period that the hedged item effects earnings.
(d)	The portion of change in fair value of a derivative excluded from effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates, along with all changes in fair value during periods in which the instrument was not designated as a hedge. The ineffectiveness recognized in forecasted debt hedges is attributable to the timing of the debt issuance changing from original expectation. These changes were recognized in “Derivative gains/ (losses), net.”
(e)	Changes in the fair value of undesignated foreign currency forward contracts are recognized in “Cost of services.” Prior to September 29, 2006, the Company did not have derivatives that qualified for hedge accounting in accordance with SFAS No. 133. As such, the effect of the changes in the fair value of these derivatives prior to September 29, 2006 is included in “Derivative gains/(losses), net.”

The following table summarizes the fair value of derivatives held at December 31, 2007 and their expected maturities (in millions):

	Total	2008	2009	2010	2011
Foreign currency hedges—cash flow	$(33.1)	$(25.8)	$(7.3)	$—	$—
Foreign currency hedges—undesignated	0.4	0.4	—	—	—
Interest rate hedges	3.6	0.6	1.4	1.0	0.6

Total	$(29.1)	$(24.8)	$(5.9)	$1.0	$0.6

13. Borrowings

The Company’s outstanding borrowings at December 31, 2007 and 2006 consist of the following (in millions):

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in less than one year:
Commercial paper	$338.2	$338.2	$324.6	$324.6
Note payable due January 2007	—	—	3.0	3.0
Floating rate notes, due 2008	500.0	495.2	—	—

Due in greater than one year:
Floating rate notes, due 2008	—	—	500.0	499.8
5.400% notes, net of discount, due 2011 (a)	1,002.8	1,012.0	999.0	986.3
5.930% notes, net of discount, due 2016	999.7	1,001.2	999.7	992.2
6.200% notes, net of discount, due 2036	497.3	473.1	497.2	471.4

Total borrowings	$3,338.0	$3,319.7	$3,323.5	$3,277.3

(a)	During the second quarter 2007, the Company entered into a $75.0 million interest rate swap related to these notes. For further information regarding the interest rate swap, refer to Note 12, “Derivative Financial Instruments.”

Exclusive of discounts and the fair value of the interest rate swap, maturities of borrowings as of December 31, 2007 are $838.2 million in 2008, $1.0 billion in 2011 and $1.5 billion thereafter. There are no contractual maturities on borrowings during 2009 and 2010.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

On November 3, 2006, the Company established a commercial paper program pursuant to which the Company may issue unsecured commercial paper notes (the “Commercial Paper Notes”) in an amount not to exceed $1.5 billion outstanding at any time. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. The Company’s commercial paper borrowings at December 31, 2007 and 2006 had weighted-average interest rates of approximately 5.5% and 5.4%, respectively, and a weighted-average initial terms of 36 days and 17 days, respectively.

Revolving Credit Facility

On September 27, 2006, the Company entered into a five-year unsecured revolving credit facility, which includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The Revolving Credit Facility contains certain covenants that, among other things, limit or restrict the ability of the Company and other significant subsidiaries to grant certain types of security interests, incur debt or enter into sale and leaseback transactions. The Company is also required to maintain compliance with a consolidated interest coverage ratio covenant.

On September 28, 2007, the Company entered into an amended and restated credit agreement, the primary purpose of which was to extend the maturity by one year from its original five-year $1.5 billion facility entered into in 2006. No other material changes were made in the amended and restated facility. As of December 31, 2007, the Company had no outstanding borrowings and had approximately $1.2 billion available for borrowings under this agreement.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using LIBOR plus an interest rate margin (19 basis points as of December 31, 2007 and 2006). A facility fee is also payable quarterly on the total facility, regardless of usage (6 basis points as of December 31, 2007 and 2006). The facility fee percentage is determined based on our credit rating assigned by Standard & Poor’s Ratings Services (“S&P”) and/or Moody’s Investor Services, Inc. (“Moody’s”). In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee based upon such ratings is payable to the lenders on the aggregate outstanding borrowings (5 basis points as of December 31, 2007 and 2006).

Notes

On September 29, 2006, the Company issued to First Data $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016 (the “2016 Notes”) in partial consideration for the contribution by First Data to the Company of its money transfer and consumer payments businesses in connection with the Spin-off.

Interest on the 2016 Notes is payable semiannually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.930%. The indenture governing the 2016 Notes contains covenants that, among other things, limit or restrict the ability of the Company and other significant subsidiaries to grant certain types of security interests, incur debt (in the case of significant subsidiaries) or enter into sale and leaseback transactions. The Company may redeem the 2016 Notes at any time prior to maturity at the applicable treasury rate plus 20 basis points.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest with respect to the 2011 Notes and 2036 Notes is payable semiannually on May 17 and November 17 each year based on fixed per annum interest rates of 5.400% and 6.200%, respectively. Interest with respect to the Floating Rate Notes is payable quarterly in arrears on February 17, May 17, August 17, and November 17 each year at a per annum rate equal to the three month LIBOR plus 15 basis points, reset quarterly (5.06% and 5.52% at December 31, 2007 and 2006, respectively). The indenture governing the 2011 Notes, 2036 Notes and Floating Rate Notes contains covenants that, among other things, limit or restrict the ability of the Company and other significant subsidiaries to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2011 Notes and the 2036 Notes at any time prior to maturity at the applicable treasury rate plus 15 basis points and 25 basis points, respectively. The Company may redeem the Floating Rate Notes at any time on or after May 17, 2007 at a redemption price equal to 100% of the principal amount of the Floating Rate Notes to be redeemed plus accrued interest thereon to the date of redemption.

The 2011 Notes, 2016 Notes, 2036 Notes and the Floating Rate Notes were all originally issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company exchanged all such notes for identical notes registered with the Securities and Exchange Commission pursuant to the terms of the original issuance.

14. Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan

The Western Union Company 2006 Long-Term Incentive Plan (“2006 LTIP”) provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards, and other equity-based awards, to employees and other key individuals who perform services for the Company. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP. As of December 31, 2007, the Company has issued 80.2 million options and 3.1 million restricted stock awards and units (of which 73.1 million options and 1.9 million restricted stock awards and units were issued in connection with the spin-off from First Data as further described below) to certain employees of the Company under the 2006 LTIP.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2006, the Company awarded a founders’ grant of either restricted stock awards or units to certain employees who are not otherwise eligible to receive stock-based awards under the 2006 LTIP. These awards vest in two equal annual increments on the first and second anniversary of the grant date. The fair value of the awards granted was measured based on the when-issued closing price of the Company’s common stock of $19.13 on the grant date and is being recognized ratably over the vesting period. Included in the 3.1 million restricted stock awards and units issued under the 2006 LTIP described in the preceding paragraph, were 0.3 million restricted stock awards or units issued in connection with the founders’ grant.

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan

The Western Union Company 2006 non-employee director equity compensation plan (“2006 Director Plan”) provides for the granting of equity-based awards to non-employee directors of the Company. Options granted under the 2006 Director Plan are issued at prices equal to the fair market value of Western Union common stock at the grant date, have 10-year terms, and vest immediately. Since options and stock units under this plan vest immediately, compensation expense is recognized on the date of grant based on the fair market value of the awards when granted. Awards under the plan may be settled immediately unless the participant elects to defer the receipt of the common shares under applicable plan rules. A maximum of 1.5 million shares of common stock may be awarded under the 2006 Director Plan. As of December 31, 2007, the Company has issued 0.2 million options and 0.1 million unrestricted stock units to non-employee directors of the Company.

First Data Stock Options and Employee Stock Purchase Plan Rights

Prior to the Spin-off, Western Union participated in the First Data plans that provided for the granting of stock options to employees and other key individuals who performed services for the Company. Options granted under the First Data plans were issued with exercise prices equivalent to the fair market value of First Data common stock on the dates of grant, substantially all had 10-year terms and became exercisable in four equal annual increments beginning 12 months after the dates of grant. The requisite service period for stock options was the same as the vesting period, with the exception of retirement eligible employees who have shorter requisite service periods ending when the employees become retirement eligible. Compensation expense related to stock options was recognized over the requisite service period, except as discussed further under “Stock-Based Compensation” below for certain options granted prior to the adoption of SFAS No. 123R.

During the first quarter of 2006, First Data issued restricted stock awards or restricted stock units to certain employees which were contingent upon the achievement of certain performance criterion which were met on the date of Distribution. The awards had provisions to vest at a rate of 33% per year on the anniversary date of the grant. The fair value of the awards granted in February 2006 was measured based on the fair market value of the shares on the date of grant.

Prior to the Spin-off, employees of the Company were able to participate in a First Data instituted employee stock purchase plan (“ESPP”). Amounts accumulated through payroll deductions elected by eligible employees were used to make quarterly purchases of First Data common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Consolidated Statements of Income for the year ended December 31, 2006 in accordance with the provisions of SFAS No. 123R. Western Union has not adopted an employee stock purchase plan.

First Data received all cash proceeds related to the exercise of stock options and ESPP shares sold by Western Union employees during all periods prior to the Spin-off.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of Spin-Off to Stock–Based Awards Granted Under First Data Plans

At the time of the Spin-off, First Data converted stock options, restricted stock awards and restricted stock units (collectively, “Stock-Based Awards”) on First Data stock held by Western Union and First Data employees. For Western Union employees, outstanding First Data Stock-Based Awards were converted to new Western Union Stock-Based Awards at a conversion ratio of 2.1955 Western Union Stock-Based Awards for every First Data Stock-Based Award held prior to the Spin-off. The conversion was based on the pre-distribution First Data closing price with due bills of $42.00 relative to the Western Union when-issued closing price of $19.13 on September 29, 2006. For First Data employees, each First Data Stock-Based Award held prior to the Spin-off was converted into one replacement First Data Stock-Based Award and one Western Union Stock-Based Award. The new Western Union and First Data Stock-Based Awards maintained their pre-conversion aggregate intrinsic values, and, in the case of stock options, their ratio of the exercise price per share to their fair market value per share.

All converted Stock-Based Awards, which had not vested prior to September 24, 2007, were subject to the terms and conditions applicable to the original First Data Stock-Based Awards, including change of control provisions which required full vesting upon a change of control of First Data. Accordingly, upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of Kohlberg Kravis Roberts & Co.’s (“KKR”), all of these remaining converted unvested Western Union Stock-Based Awards vested. In connection with this accelerated vesting, the Company incurred a non-cash pre-tax charge of $22.3 million during year ended December 31, 2007 for such awards held by Western Union employees. Approximately one-third of this charge was recorded within “Cost of services” and two-thirds was recorded within “Selling, general and administrative expense” in the Consolidated Statements of Income. As a result of this accelerated vesting, there is no remaining unamortized compensation expense associated with such converted Stock-Based Awards.

The conversion of each stock option held by Western Union employees on the date of the Spin-off constituted a modification of those stock option awards under the provisions of SFAS No. 123R resulting in additional stock based compensation charges of $1.5 million and $1.9 million during the years ended December 31, 2007 and 2006, respectively.

After the Spin-off, the Company receives all cash proceeds related to the exercise of all Western Union stock options, and recognizes all stock compensation expense and retains the resulting tax benefits relating to Western Union awards held by Western Union employees. First Data recognizes all stock-based compensation expense and retains all associated tax benefits for Western Union Stock-Based Awards held by First Data employees.

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the year ended December 31, 2007 is as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2007
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	73.8	$17.84
Granted	0.7	21.77
Exercised	(13.6)	15.62
Cancelled / forfeited	(1.5)	21.05

Outstanding at December 31,	59.4	$18.32	5.9	$377.1

Western Union options exercisable at December 31,	54.7	$18.21	5.6	$354.7

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company received $211.8 million and $80.8 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2007 and 2006, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares. The Company maintains a share repurchase program (Note 11).

The Company’s calculated pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods was approximately $10.6 million as of December 31, 2007. The Company realized total tax benefits during the years ended December 31, 2007 and 2006 from stock option exercises of $10.7 million and $1.9 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $91.0 million, $42.1 million and $6.9 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units relating to Western Union and First Data employees for the year ended December 31, 2007 is listed below (awards/units in millions):

	Year Ended December 31, 2007
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	3.0	$19.80
Granted	0.1	21.86
Vested	(1.9)	19.94
Forfeited	(0.2)	19.70

Non-vested at December 31, 2007	1.0	$19.39

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock awards, restricted stock units and ESPP rights for Western Union employees for the year ended December 31, 2007 and 2006 (in millions, except per share data). Although Western Union has not adopted an employee stock purchase plan, the Company’s employees were allowed to participate in First Data’s ESPP prior to the Spin-off. A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

	Year Ended December 31,
	2007	2006
Stock-based compensation expense impact on income before income taxes	$(50.2)	$(30.1)
Income tax benefit from stock-based compensation expense	15.1	9.7

Net income impact	$(35.1)	$(20.4)

Earnings per share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed previously, the Company incurred a pre-tax charge of $22.3 million during the year ended December 31, 2007 upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of KKR. Also included in stock-based compensation expense above for the year ended December 31, 2006 is $6.8 million of allocated stock-based compensation related to employees of First Data providing administrative services to the Company prior to the Spin-off. There was no stock-based compensation capitalized during the years ended December 31, 2007 and 2006.

As of December 31, 2007, there was $28.4 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.9 years, and there was $10.6 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of 1.7 years.

Pro Forma SFAS No. 123 Stock-Based Compensation Information

For periods prior to the adoption of SFAS No. 123R, pro forma information regarding the Company’s net income is required by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as if the Company had accounted for its employee stock options in First Data stock under the fair value method prescribed by SFAS No. 123. The Company’s pro forma information for the year ended December 31, 2005, which reflects compensation expense equal to the fair value of the options, restricted stock awards and ESPP rights for Western Union employees recognized over their vesting periods, is as follows (in millions):

Year Ended December 31, 2005
Reported net income	$927.4
Restricted stock expense and effect of accelerated vesting included in reported net income, net of tax	1.9
SFAS No. 123 expense, net of tax	(37.7)

Pro forma net income	$891.6

Reported earnings per share—basic	$1.21
Reported earnings per share—diluted	$1.21
Pro forma earnings per share—basic	$1.17
Pro forma earnings per share—diluted	$1.17

In December 2005, First Data accelerated vesting of all outstanding unvested stock options granted by First Data to its officers and employees under First Data’s 2002 Long-Term Incentive Plan. The Company recognized compensation expense of $1.8 million during the fourth quarter of 2005 resulting from accelerated vesting.

Certain of the Company’s employee stock-based compensation awards have terms that provide for vesting to continue after retirement. Prior to the adoption of SFAS No. 123R, the Company accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS No. 123 pro forma disclosures. Upon adoption of SFAS No. 123R, compensation cost is being recognized over a shorter period that ends with retirement eligibility. The impact of applying SFAS No. 123R requirements for accelerated expense recognition would have impacted pro forma SFAS No. 123 compensation expense, net of tax, by a benefit of $1.7 million for the year ended December 31, 2005.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of First Data stock options and ESPP rights granted to Western Union employees before the Spin-off and the value of Western Union options granted to such employees after the Spin-off.

	Year Ended December 31,
	2007	2006	2005
Stock options granted (post-spin grants):
Weighted-average risk-free interest rate	4.53%	4.64%	—
Weighted-average dividend yield	0.18%	0.21%	—
Volatility	23.8%	26.4%	—
Expected term (in years)	6.2	6.6	—
Weighted-average fair value	$7	$7	—

Stock options granted (pre-spin grants):
Weighted-average risk-free interest rate	—	4.62%	4.14%
Weighted-average dividend yield	—	0.58%	0.58%
Volatility	—	23.5%	32.7%
Expected term (in years)	—	5	6
Weighted-average fair value (pre-spin)	—	$12	$15

ESPP:
Weighted-average risk-free interest rate	—	4.85%	3.12%
Weighted-average dividend yield	—	0.56%	0.58%
Volatility	—	23.0%	19.1%
Expected term (in years)	—	0.25	0.25
Weighted-average fair value (pre-spin)	—	$9	$8

For periods presented prior to the spin-off date of September 29, 2006, all stock-based compensation awards were made by First Data, and used First Data assumptions for volatility, dividend yield and term. Western Union assumptions, which are described in the paragraphs below, were utilized for grants made by Western Union on September 29, 2006 and subsequent thereto.

Expected volatility—Western Union’s expected weighted-average volatility of 23.8% was determined based on the calculated historical peer group volatility for companies in similar industries, stage of life cycle and market capitalization since there is not sufficient historical volatility data for Western Union common stock. Expected volatility for the Company’s 2007 grants, which varies by group based on the expected option term, was 26.9% for the Board of Directors and executives and 22.8% for non-executive employees. Beginning in 2006, First Data used the implied volatility method for estimating expected volatility for all stock options granted and ESPP rights. First Data calculated its implied volatility on a daily basis using a Black-Scholes option pricing model, incorporating the market prices of a variety of traded options, the market price of First Data stock, the exercise price and remaining term of the traded options, the expected dividends and the risk-free rate.

Expected dividend yield—The Company’s expected annual dividend yield is calculated based on Western Union’s average stock price on each respective grant date and an assumed annual dividend is $0.04 per common share. First Data’s dividend yield was the calculation of the annualized First Data dividend amount of $0.24 divided by a rolling 12 month average First Data stock price as of the most recent grant date for which First Data granted options to Western Union employees.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. Segments

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

•

The consumer-to-business reporting segment provides payments from consumers to billers through a network of third-party agents and other various electronic channels, including the telephone and the internet. The segment’s revenue was primarily generated in the United States for all periods presented.

The consumer-to-consumer reporting segment is viewed as one global network where a money transfer can be sent from one location to another, anywhere in the world. The segment is managed as four regions, primarily to coordinate agent network management and marketing activities. The Company’s CODM makes decisions regarding resource allocation and monitors performance based on specific corridors within and across these regions, but also reviews total revenue and operating profit of each region. Each region and corridor offer the same services distributed by the same agent network, have the same types of customers, are subject to similar regulatory requirements, are processed on the same system, and have similar economic characteristics, allowing

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the geographic regions to be aggregated into one reporting segment. Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries in the fourth quarter.

All businesses that have not been classified into consumer-to-consumer or consumer-to-business, primarily the Company’s money order and prepaid services businesses, and certain expenses incurred in connection with the Spin-off are reported as “Other.” The Company previously operated internet auction payments, messaging and international prepaid cellular top-up businesses. These three businesses represented aggregated revenues in 2006 and 2005 of $4.1 million and $28.9 million, respectively. Aggregate operating income related to the shut down or disposed of businesses, including a gain on the sale of assets related to our internet auction payments business, for the year ended December 31, 2006 was $0.1 million. The aggregate operating loss associated with such businesses in the year ended December 31, 2005 was $(16.2) million. Due to the immaterial nature of these three businesses, they have not been presented separately as discontinued operations.

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

•

Expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer and micro-lending services, and non-recurring costs incurred to effect the Spin-off are not allocated to the segments.

•	All items not included in operating income are excluded.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s reportable segment results for the years ended December 31, 2007, 2006 and 2005, respectively (in millions):

	Years Ended December 31,
	2007	2006	2005
Revenues:
Consumer-to-Consumer:
Transaction fees	$3,286.6	$3,059.0	$2,724.0
Foreign exchange revenue	769.3	652.4	529.6
Other revenues	37.2	33.5	25.6

	4,093.1	3,744.9	3,279.2
Consumer-to-Business:
Transaction fees	665.5	593.7	565.0
Foreign exchange revenue	2.0	1.5	1.4
Other revenues	52.4	41.0	33.8

	719.9	636.2	600.2
Other:
Transaction fees	37.7	43.9	65.8
Commission and other revenues	49.5	45.2	42.7

	87.2	89.1	108.5

Total revenues	$4,900.2	$4,470.2	$3,987.9

Operating income:
Consumer-to-Consumer	$1,078.3	$1,069.7	$1,047.9
Consumer-to-Business	223.7	223.3	220.4
Other	20.0	18.4	0.9

Total operating income	$1,322.0	$1,311.4	$1,269.2

Assets:
Consumer-to-Consumer	$4,734.7	$4,456.0	$3,759.3
Consumer-to-Business	885.6	740.2	587.0
Other	163.9	124.9	245.4

Total assets	$5,784.2	$5,321.1	$4,591.7

Depreciation and amortization:
Consumer-to-Consumer	$98.5	$80.6	$54.0
Consumer-to-Business	21.8	18.1	19.8
Other	3.6	4.8	5.7

Total depreciation and amortization	$123.9	$103.5	$79.5

Capital expenditures:
Consumer-to-Consumer	$155.7	$174.8	$48.3
Consumer-to-Business	28.1	21.1	12.7
Other	8.3	6.4	4.0

Total capital expenditures	$192.1	$202.3	$65.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning principal geographic areas was as follows (in millions):

	Years Ended December 31,
	2007	2006	2005
Revenue:
United States	$1,825.3	$1,889.3	$1,842.7
International	3,074.9	2,580.9	2,145.2

Total	$4,900.2	$4,470.2	$3,987.9

Long-lived assets:
United States	$172.3	$157.3	$70.5
International	28.0	18.8	11.9

Total	$200.3	$176.1	$82.4

The geographic split of revenue above has been determined based upon the country where a money transfer is initiated and the country where a money transfer is paid with revenue being split 50% between the two countries. Long-lived assets, consisting of “Property and equipment, net,” are presented based upon the location of the assets.

A majority of Western Union’s consumer-to-consumer transactions involve at least one non-United States location. Based on the method used to attribute revenue between countries described in the paragraph above, no individual country outside the United States accounted for more than 10% of segment revenue for the years ended December 31, 2007, 2006 and 2005. In addition, no individual agent or biller accounted for greater than 10% of consumer-to-consumer or consumer-to-business segment revenue, respectively, during these periods.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2007 and 2006 are as follows (in millions):

2007 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2007
Revenues	$1,131.0	$1,202.9	$1,257.2	$1,309.1	$4,900.2
Expenses	826.4	880.2	927.1	944.5	3,578.2
Other (expense)/income, net	(22.5)	(24.5)	(23.2)	(29.4)	(99.6)

Income before income taxes	282.1	298.2	306.9	335.2	1,222.4
Income tax expense	88.9	93.7	90.6	91.9	365.1

Net income	$193.2	$204.5	$216.3	$243.3	$857.3

Earnings per share:
Basic earnings per share	$0.25	$0.27	$0.29	$0.32	$1.13
Diluted earnings per share	$0.25	$0.26	$0.28	$0.32	$1.11

Weighted-average shares outstanding:
Basic	768.2	764.8	757.5	749.5	760.2
Diluted	783.3	779.0	767.4	761.7	772.9

2006 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2006
Revenues	$1,043.0	$1,113.6	$1,140.4	$1,173.2	$4,470.2
Expenses	730.3	787.2	803.3	838.0	3,158.8
Other income/(expense), net	12.2	(2.6)	42.8	(28.7)	23.7

Income before income taxes	324.9	323.8	379.9	306.5	1,335.1
Income tax expense	105.1	104.9	121.8	89.3	421.1

Net income	$219.8	$218.9	$258.1	$217.2	$914.0

Earnings per share:
Basic earnings per share	$0.29	$0.29	$0.34	$0.28	$1.20
Diluted earnings per share	$0.29	$0.29	$0.34	$0.28	$1.19

Weighted-average shares outstanding:
Basic	763.9	763.9	763.9	766.2	764.5
Diluted	763.9	763.9	764.0	782.3	768.6

THE WESTERN UNION COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2007 and 2006 and statements of income and cash flows for each of the three years in the period ended December 31, 2007.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$36.1	$9.7
Property and equipment, net of accumulated depreciation of $14.1 and $6.8, respectively	66.6	64.9
Other assets	51.8	42.2
Investment in subsidiaries	3,564.9	3,104.2

Total assets	$3,719.4	$3,221.0

Liabilities and Stockholders’ Equity/(Deficiency)

Liabilities:
Accounts payable and accrued liabilities	72.8	124.0
Payable to subsidiaries, net	254.9	85.5
Borrowings	3,338.0	3,323.5
Other liabilities	3.0	2.8

Total liabilities	3,668.7	3,535.8

Stockholders’ Equity/(Deficiency):
Preferred stock, $1.00 par value; 10 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 2,000 shares authorized and 749.8 and 772.0 shares issued at December 31, 2007 and 2006, respectively	7.5	7.7
Capital deficiency	(341.1)	(437.1)
Retained earnings	453.1	208.0
Accumulated other comprehensive loss	(68.8)	(73.5)

Less: Treasury stock at cost, 0.9 shares at December 31, 2006	—	(19.9)

Total Stockholders’ Equity/(Deficiency)	50.7	(314.8)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$3,719.4	$3,221.0

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$—	$—	$—
Expenses	—	—	—

Operating income	—	—	—
Interest income	1.1	1.9	—
Interest expense	(188.7)	(34.7)	—
Derivative losses, net	—	(0.6)	—

Loss before equity in earnings of affiliates and income taxes	(187.6)	(33.4)	—
Equity in earnings of affiliates, net of tax	972.3	934.9	927.4
Income tax benefit	72.6	12.5	—

Net income	$857.3	$914.0	$927.4

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOW

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net cash provided by operating activities	$772.2	$2,914.2	$417.2

Cash flows from investing activities
Purchases of property and equipment	(2.0)	(0.6)	—
Capital contributed to subsidiary	(379.9)	(2,400.0)	—
Acquisition of businesses, net of cash acquired and contingent purchase consideration paid	—	—	(369.2)

Net cash used in investing activities	(381.9)	(2,400.6)	(369.2)

Cash flows from financing activities
Capital contributed by First Data in connection with acquisitions	—	—	369.2
Advances from subsidiaries	166.2	83.2	—
Proceeds from issuance of debt	—	1,986.0	—
Net proceeds from issuance of commercial paper	13.6	324.6	—
Net (repayments of)/proceeds from net borrowings under credit facilities	(3.0)	3.0	—
Proceeds from exercise of stock options	216.1	80.8	—
Cash dividends to public stockholders	(30.0)	(7.7)	—
Common stock repurchased	(726.8)	(19.9)	—
Dividends to First Data	—	(2,953.9)	(417.2)

Net cash used in financing activities	(363.9)	(503.9)	(48.0)

Net change in cash and cash equivalents	26.4	9.7	—
Cash and cash equivalents at beginning of year	9.7	—	—

Cash and cash equivalents at end of year	$36.1	$9.7	$—

See Notes to Condensed Financial Statements.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The Western Union Company (“the Parent”) is a holding company that conducts substantially all of its business operations through its subsidiaries. Under a parent company only presentation, the Parent’s investments in its consolidated subsidiaries are presented under the equity method of accounting, and the condensed financial statements do not present the financial statements of the Parent and its subsidiaries on a consolidated basis. The assets and liabilities for the periods prior to September 29, 2006 are presented as if they have been assets and liabilities of the Parent even though such assets and liabilities presented were 100% owned by First Data Corporation (“First Data”). Therefore, the financial statements for the periods presented prior to September 29, 2006 do not include all of the actual expenses that would have been incurred had the Parent been a stand-alone entity during the periods presented and do not reflect the Parent’s results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. These financial statements should be read in conjunction with The Western Union Company’s consolidated financial statements.

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $200 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located, or because they constitute undistributed earnings of affiliates of the Parent accounted for under the equity method of accounting. As of December 31, 2007, the Parent is in a stockholders’ equity position of $50.7 million, and as such, the $200 million of restricted net assets of the Parent’s subsidiaries currently exceeds 25% of the consolidated net assets of the Parent and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant”.

3. Related Party Transactions

During the year ended December 31, 2006 and in connection with the spin-off from First Data on September 29, 2006, the Parent paid a dividend to First Data as consideration for the contribution by First Data of its money transfer and consumer payments businesses (see Note 1 to The Western Union Company Consolidated Financial Statements). During the year ended December 31, 2005, the Parent paid dividends to First Data from profits generated through dividend distributions of the Parent’s subsidiaries.

Excess cash generated from operations of the Parent’s subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is reflected as “Payable to subsidiaries, net” in the Condensed Balance Sheet as of December 31, 2007. The Parent’s subsidiaries periodically distribute excess cash balances to the Parent in the form of a dividend.

The Parent files a consolidated U.S. federal income tax return, and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent’s provision for income taxes has been computed as if it were a separate tax-paying entity.

4. Commitments and contingencies

The Parent provides guarantees of the performance on property leases to its subsidiaries for properties located in various facilities in the United States and Mexico.

The Company provides a parental guarantee to one of its subsidiaries for letters of credit to certain agents. These letters of credit are amended quarterly. As of December 31, 2007, $28.8 million of letters of credit were outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposals Submitted for Shareholder Vote—Proposal 1—Election of Directors,” “Board of Directors Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2008 annual meeting of stockholders.

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

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2008 annual meeting of stockholders; provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” of our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 2 —Ratification of Selection of Auditors” of our definitive proxy statement for the 2008 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The	following documents are filed as part of this report:

1.	Financial Statements (See Index to Consolidated Financial Statements on page 72 of this Annual Report on Form 10-K);

2.	Financial Statement Schedules

(See Index to Consolidated Financial Statements on page 72 of this Annual Report on Form 10-K);

3.	The exhibits listed in the “Exhibit Index” attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WESTERN UNION COMPANY (Registrant)

February 26, 2008	By:	/s/ CHRISTINA A. GOLD
Christina A. Gold, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ CHRISTINA A. GOLD Christina A. Gold	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/s/ SCOTT T. SCHEIRMAN Scott T. Scheirman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2008

/s/ AMINTORE T.X. SCHENKEL Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2008

/s/ JACK M. GREENBERG Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 26, 2008

/s/ DINYAR S. DEVITRE Dinyar S. Devitre	Director	February 26, 2008

/s/ BETSY D. HOLDEN Betsy D. Holden	Director	February 26, 2008

/s/ ALAN J. LACY Alan J. Lacy	Director	February 26, 2008

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	February 26, 2008

/s/ ROBERTO G. MENDOZA Roberto G. Mendoza	Director	February 26, 2008

/s/ MICHAEL A. MILES, JR. Michael A. Miles, Jr.	Director	February 26, 2008

/s/ DENNIS STEVENSON Dennis Stevenson	Director	February 26, 2008

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

3.1	Amended and Restated Certificate of Incorporation of The Western Union Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration no. 333-137665) and incorporated herein by reference thereto).

3.2	The Western Union Company By-laws, as amended December 4, 2007 (filed as Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed on December 7, 2007 and incorporated herein by reference thereto).

4.1	Indenture, dated as of September 29, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.2	Form of 5.930% Note due 2016 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.3	Form of 5.930% Note due 2016 (filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.4	Supplemental Indenture, dated as of September 29, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.5	Second Supplemental Indenture, dated as of November 17, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.6	Third Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee.

4.7	Indenture, dated as of November 17, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.8	Form of 5.400% Note due 2011 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.9	Form of 6.200% Note due 2036 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.10	Form of Floating Rate Note due 2008 (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.11	Form of 5.400% Note due 2011 (filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.12	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.13	Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee.

10.1	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

Exhibit Number	Description

10.2	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.4	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.5	Retail Money Order Issuance and Management Agreement, dated as of August 14, 2006, between Integrated Payment Systems Inc. and Western Union Financial Services Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.6	Amended and Restated Credit Agreement, dated as of September 28, 2007, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, as syndication agent, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc. and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 3, 2007 and incorporated herein by reference thereto).

10.7	Form of Director Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.8	Letter Agreement, dated July 12, 2006, between The Western Union Company and David G. Barnes (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.9	The Western Union Company 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference thereto).*

10.10	The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (file no. 333-137665) and incorporated herein by reference thereto).*

10.11	The Western Union Company Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.12	The Western Union Company Severance/Change in Control Policy (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.13	The Western Union Company Senior Executive Annual Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference thereto).*

10.14	The Western Union Company Supplemental Incentive Savings Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (file no. 333-137665) and incorporated herein by reference thereto).*

10.15	The Western Union Company Grandfathered Supplemental Incentive Savings Plan (filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

Exhibit Number	Description

10.16	Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.17	Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.18	Form of Restricted Stock Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.19	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.20	Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.21	Form of Nonqualified Stock Option Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.22	Form of Restricted Stock Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.23	Employment Agreement, dated as of January 30, 2004, between Western Union Hong Kong Limited and Ian Marsh (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.24	Employment Agreement, dated as of April 29, 1999, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

12	Computation of Ratio of Earnings to Fixed Charges

14	The Western Union Company Code of Ethics for Senior Financial Officers (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K filed on February 27, 2007 and incorporated herein by reference thereto).

21	Subsidiaries of The Western Union Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report