Form 10-Q
period 2008-03-31
Western Union CO
filed 2008-05-02
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008, 739,972,794 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Transaction fees	$1,020.8	$930.1
Foreign exchange revenue	210.0	166.6
Commission and other revenues	35.1	34.3

Total revenues	1,265.9	1,131.0

Expenses:
Cost of services	758.6	645.6
Selling, general and administrative	198.0	180.8

Total expenses*	956.6	826.4

Operating income	309.3	304.6

Other income/(expense):
Interest income	17.7	19.5
Interest expense	(45.0)	(48.0)
Derivative gains, net	6.8	1.7
Other income, net	3.7	4.3

Total other expense, net	(16.8)	(22.5)

Income before income taxes	292.5	282.1
Provision for income taxes	85.4	88.9

Net income	$207.1	$193.2

Earnings per share:
Basic	$0.28	$0.25
Diluted	$0.27	$0.25
Weighted-average shares outstanding:
Basic	746.7	768.2
Diluted	756.8	783.3

*	As further described in Note 4, total expenses include amounts paid to related parties of $73.3 million and $54.0 million for the three months ended March 31, 2008 and 2007, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$1,895.4	$1,793.1
Settlement assets	1,382.4	1,319.2
Property and equipment, net of accumulated depreciation of $265.7 and $251.5, respectively	197.8	200.3
Goodwill	1,639.2	1,639.5
Other intangible assets, net of accumulated amortization of $236.0 and $236.8, respectively	327.8	334.1
Other assets	530.2	498.0

Total assets	$5,972.8	$5,784.2

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued liabilities	$387.5	$350.1
Settlement obligations	1,382.4	1,319.2
Income tax payable	337.6	279.7
Deferred tax liability, net	266.0	263.6
Borrowings	3,379.3	3,338.0
Other liabilities	212.6	182.9

Total liabilities	5,965.4	5,733.5

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 740.0 shares and 749.8 shares issued, respectively	7.4	7.5
Capital deficiency	(271.9)	(341.1)
Retained earnings	363.0	453.1
Accumulated other comprehensive loss	(91.1)	(68.8)

Total stockholders’ equity	7.4	50.7

Total liabilities and stockholders’ equity	$5,972.8	$5,784.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$207.1	$193.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.8	30.4
Stock compensation expense	7.7	8.8
Other non-cash items, net	4.2	3.7
Increase (decrease) in cash, resulting from changes in:
Other assets	(28.1)	27.9
Accounts payable and accrued liabilities	36.4	21.4
Income tax payable	58.1	8.2
Other liabilities	(0.2)	(6.5)

Net cash provided by operating activities	318.0	287.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of contract costs	(7.1)	(4.4)
Capitalization of purchased and developed software	(5.6)	(7.6)
Purchases of property and equipment	(10.8)	(25.9)
Notes receivable issued to agents	(0.3)	(5.6)
Repayments of notes receivable issued to agents	5.5	4.8

Net cash used in investing activities	(18.3)	(38.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of commercial paper	(11.3)	(42.7)
Proceeds from/(repayments of) net borrowings under credit facilities	49.8	(2.0)
Proceeds from exercise of options	61.5	48.2
Common stock repurchased	(297.4)	(112.6)

Net cash used in financing activities	(197.4)	(109.1)

Net change in cash and cash equivalents	102.3	139.3
Cash and cash equivalents at beginning of period	1,793.1	1,421.7

Cash and cash equivalents at end of period	$1,895.4	$1,561.0

Supplemental cash flow information:
Interest paid	10.3	11.4
Income taxes paid	24.6	80.1

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

All businesses that have not been classified into the consumer-to-consumer or consumer-to-business segments are reported as “Other” and include the Company’s money order and prepaid services businesses. The Company’s money order business markets Western Union branded money orders issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at non-bank retail locations primarily in the United States and Canada. Western Union also markets a Western Union branded prepaid MasterCard® card, a Western Union branded prepaid Visa® card, and provides top-up services for third parties that allow consumers to pay in advance for mobile phone and other services. Also included in “Other” are certain expenses incurred by Western Union to effect its spin-off from First Data on September 29, 2006 (“Spin-off”), and expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer and micro-lending services.

The primary entities providing the services described above are Western Union Financial Services, Inc. and its subsidiaries (“WUFSI”), Vigo Remittance Corp. (“Vigo”), Orlandi Valuta, E Commerce Group, Paymap, Inc. and Servicio Electrónico de Pago S.A. and its subsidiaries (“Pago FácilSM”).

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations. In addition, there are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of March 31, 2008, the amount of net assets subject to these limitations totaled approximately $200 million.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year in part due to seasonality of the business. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2008 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Restructuring and Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employer’s Accounting for Post-Employment Benefits” for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs arising under the Company’s defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are accounted for under the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The Company also evaluates impairment issues associated with restructuring activities under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of the Company’s IT infrastructure; other expenses related to relocation of various operations to existing Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees; and increased security costs at the facilities being closed. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. For more information on the Company’s restructuring and related expenses see Note 3, “Restructuring and Related Expenses.”

Fair Value Measurements

Effective January 1, 2008, the Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

•	Level 1: Quoted prices in active markets for identical assets or liabilities. Western Union has no material financial instruments that base fair value determinations on Level 1 inputs.

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Most of Western Union’s assets and liabilities fall within Level 2 and include state and municipal debt instruments, other foreign investment securities, preferred stock of a government sponsored enterprise, and derivative assets and liabilities. Western Union utilizes pricing services to value its Level 2 financial instruments. Pricing services use multiple prices as inputs into a distribution-curve-based algorithm to determine daily market values. Fair values are corroborated by comparing outputs from different pricing sources.

•

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the fair value is determined using discounted cash flow methodologies, or similar techniques, as well as items where the determination of fair value requires significant management judgment or estimation. The Company currently has no Level 3 assets or liabilities that are measured at fair value on a recurring basis.

For more information on the fair value of financial instruments see Note 11, “Fair Value Measurements.”

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows as previously reported.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 and may not be early adopted. The impact of the adoption of SFAS No. 141R will depend upon the nature and terms of business combinations, if any, that the Company consummates on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The statement establishes accounting and reporting standards for a noncontrolling interest in a subsidiary. The adoption of the requirements of SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and may not be early adopted. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160. However, the Company does not expect the impact to be significant on the financial position, results of operations and cash flows, as the Company’s current non-controlling interests are immaterial.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). This statement will require additional disclosures about how and why the Company uses derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS No. 133”), and how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. The Company is currently evaluating the impact of adopting SFAS No. 161.

2. Earnings Per Share

The calculation of basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested using the treasury stock method. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise.

As of March 31, 2008 and 2007, there were 8.2 million and 11.0 million, respectively, outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended March 31,
	2008	2007
Basic weighted-average shares	746.7	768.2
Common stock equivalents	10.1	15.1

Diluted weighted-average shares outstanding	756.8	783.3

3. Restructuring and Related Expenses

Facility Closures

On February 25, 2008, the Company decided to pursue decision bargaining negotiations with the Communication Workers of America (“CWA”) regarding the possible closure of the Company’s facilities in Missouri and Texas. On March 14, 2008, the Company announced its decision to close substantially all of its facilities in Missouri and Texas and enter into effects bargaining with the CWA regarding severance and other benefits for the approximately 650 affected CWA employees, responsible for performing certain call center and settlement and operational accounting functions. The Company is finalizing plans to transition these operations to existing Company facilities and third-party providers and expects to complete such transition in the second half of 2008. The decision will also result in the elimination of certain management positions in these same facilities.

In conjunction with the decision, the Company currently expects to incur approximately $60 million in total expenses, consisting of approximately $20 million in severance and employee related benefits for all CWA and affected management employees (subject to effects bargaining with the CWA), approximately $15 million in facility closure expenses and approximately $25 million in other expenses associated with the relocation of these operations to existing Company facilities and third-party providers, including costs related to hiring, training, relocation, travel and professional fees; and increased security costs at the facilities being closed. Also included in the facility closure expenses are approximately $10 million in non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. Included in the $17.3 million of expenses recorded in the three months ended March 31, 2008 were $16.7 million related to severance and employee related benefits and $0.6 million of accelerated depreciation charges and other charges. The Company expects all of these facility closure activities to occur and associated expenses to be incurred before the end of 2008.

Reorganizations

In January 2008, the Company decided to relocate certain accounting and compliance positions to the Company’s existing operating center in Costa Rica, and to eliminate positions as a result of reorganizing the

Company’s information technology and operations functions. The Company expects to incur approximately $7.4 million in total expenses related to these activities, of which $5.3 million had been incurred through March 31, 2008, including $5.2 million related to severance and employee related benefits and $0.1 million related to hiring, training and personnel relocation costs. The Company expects substantially all of these reorganization activities to occur and associated expenses to be incurred before the end of the second quarter 2008.

In February 2008, the Company outsourced certain positions related to its call center operations to a third-party provider. The Company incurred $1.6 million in total expenses related to this decision in the three months ended March 31, 2008, including $1.4 million related to severance and employee related benefits and $0.2 million related to legal and other related costs.

Activity

The following table summarizes the activity for the restructuring and related expenses discussed above and the related restructuring accruals (in millions):

	Severance and Employee Related	Asset Write- Offs and Incremental Depreciation	Lease Terminations	Other	Total
Facility Closures:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses	16.7	0.5	—	0.1	17.3
Non-cash charges (a):
Employee benefit plan costs	(2.5)	—	—	—	(2.5)
Asset write-offs	—	(0.5)	—	—	(0.5)

Balance, March 31, 2008	14.2	—	—	0.1	14.3

Cumulative expenses to date	16.7	0.5	—	0.1	17.3
Additional expenses expected to be incurred	3.3	9.5	5.0	24.9 (b)	42.7

Total expected expenses	$20.0	$10.0	$5.0	$25.0	$60.0

Reorganizations:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses	6.6	—	—	0.3	6.9
Cash payments	(1.1)	—	—	(0.2)	(1.3)

Balance, March 31, 2008	5.5	—	—	0.1	5.6

Cumulative expenses to date	6.6	—	—	0.3	6.9
Additional expenses expected to be incurred	0.4	—	—	1.7	2.1

Total expected expenses	$7.0	$—	$—	$2.0	$9.0

Total Plans:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses	23.3	0.5	—	0.4	24.2
Cash payments	(1.1)	—	—	(0.2)	(1.3)
Non-cash charges(a):
Employee benefit plan costs	(2.5)	—	—	—	(2.5)
Asset write-offs	—	(0.5)	—	—	(0.5)

Balance, March 31, 2008	19.7	—	—	0.2	19.9

Cumulative expenses to date	23.3	0.5	—	0.4	24.2
Additional expenses expected to be incurred	3.7	9.5	5.0	26.6	44.8

Total expected expenses	$27.0	$10.0	$5.0	$27.0	$69.0

(a)	Employee benefit plan costs relate to the termination of certain retirement eligible CWA plan participants in our defined benefit pension plans. Asset write-offs include write-offs of fixed assets and leasehold improvements and accelerated depreciation and amortization. These charges are directly related to the restructuring and related activities and are therefore included in “Expenses” within this table. However, they are recognized outside of the restructuring accrual.

(b)	Other expenses related to the relocation of various operations to existing Company facilities and third-party providers include hiring, training, relocation, travel and professional fees; and increased security costs at the facilities being closed. All such expenses will be recorded when the expense is incurred.

Restructuring and related expenses are reflected in the Condensed Consolidated Statements of Income as follows (in millions):

Three Months Ended March 31, 2008
Cost of services	$22.4
Selling, general and administrative	1.8

Total restructuring and related expenses, pre-tax	$24.2

Total restructuring and related expenses, net of tax	$15.1

The following table summarizes the restructuring and related expenses, including expenses recorded to date, along with the additional expenses expected to be incurred, by reportable segment (in millions). These expenses have not been allocated to the Company’s segments disclosed in Note 14. While these items are identifiable to the Company’s segments, these expenses have been excluded from the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation.

	Consumer-to- Consumer	Consumer-to- Business	Other	Total
Expenses incurred to date	$18.5	$4.5	$1.2	$24.2
Additional expenses expected to be incurred	35.7	7.6	1.5	44.8

Total expected expenses	$54.2	$12.1	$2.7	$69.0

4. Related Party Transactions

The Company has ownership interests in certain of its agents, all of which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the three months ended March 31, 2008 and 2007 totaled $73.3 million and $54.0 million, respectively. For those agents where an ownership interest was acquired during the year, only amounts paid subsequent to the investment date have been reflected as a related party transaction.

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

The Company has $65.7 million in outstanding letters of credit and bank guarantees at March 31, 2008 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit prior to expiration in most circumstances.

Pursuant to the separation and distribution agreement with First Data in connection with the Spin-off, First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company’s business with the Company and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the Spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the Spin-off.

6. Settlement Assets and Settlement Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements.

Settlement assets and obligations are comprised of the following (in millions):

	March 31, 2008	December 31, 2007
Settlement assets:
Cash and cash equivalents	$198.6	$203.5
Receivables from selling agents, net	930.8	921.9
Investment securities	253.0	193.8

	$1,382.4	$1,319.2

Settlement obligations:
Money transfer and payment services payables	$881.0	$870.8
Payables to agents	501.4	448.4

	$1,382.4	$1,319.2

Investment securities consist primarily of high-quality state and municipal debt instruments. All of the Company’s investment securities were marketable securities during the periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state regulations. Western Union does not hold financial instruments for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments. At March 31, 2008, substantially all investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. As of March 31, 2008 and December 31, 2007, gross unrealized gains were $1.0 million and $0.7 million, respectively, offset by gross unrealized losses of $1.6 million and $1.1 million, respectively.

7. Comprehensive Income

The components of other comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Net income	$207.1	$193.2
Unrealized loss on investment securities	(0.1)	—
Unrealized (loss)/gain on hedging activities	(29.4)	6.1
Pension liability adjustment	0.5	—
Foreign currency translation adjustment	6.7	(0.7)

Total other comprehensive income	$184.8	$198.6

8. Employee Benefit Plans

Defined Benefit Plans

On January 1, 2008, the Company adopted the remaining provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which required the Company to change its measurement date to December 31 effective January 1, 2008. The Company elected the alternative transition method, and accordingly, the Company prepared a 15-month projection of net periodic benefit income for the period from October 1, 2007 through December 31, 2008. The pro-rated portion of net periodic benefit income of $0.1 million for the period from October 1, 2007 through December 31, 2007 was reflected as an increase to “Retained earnings” on January 1, 2008.

The Company has two frozen defined benefit pension plans for which it has a recorded pension obligation of $29.1 million as of March 31, 2008, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. No contributions were made to these plans by Western Union in 2007 or during the three months ended March 31, 2008. Western Union does not currently anticipate contributing to the plans during the remainder of 2008.

The following table provides the components of net periodic benefit cost/(income) for the defined benefit pension plans (in millions):

	Three Months Ended March 31,
	2008	2007
Interest costs	$6.1	$6.1
Expected return on plan assets	(6.9)	(7.1)
Amortization of unrecognized actuarial loss	0.7	0.9
Employee termination costs	2.5	—

Net periodic benefit cost/(income)	$2.4	$(0.1)

The Company recorded $2.5 million of expense in the three months ended March 31, 2008 relating to the termination of certain retirement eligible CWA plan participants in connection with the restructuring activities disclosed in Note 3.

9. Derivative Financial Instruments

The Company is exposed to foreign currency risk resulting from fluctuations in exchange rates, primarily the euro, British pound and Canadian dollar, related to forecasted revenues and also on settlement assets and obligations and cash positions denominated in these and other currencies. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to minimize its exposures related to adverse changes in foreign currency exchange rates and interest rates and not to engage in speculative derivative activities. Foreign currency forward contracts and interest rate swaps of varying maturities are used in these risk management activities.

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

Foreign Currency Hedging

The Company uses longer-term foreign currency forward contracts, generally with maturities of three years or less, to mitigate some of the risk related to changes in the exchange rate between forecasted revenues denominated in other currencies and the United States dollar. The Company assesses the effectiveness of these foreign currency forward contracts based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains, net” within the Company’s Condensed Consolidated Statements of Income. Differences between changes in the forward rates and spot rates, along with all changes in the fair value during periods in which the instrument is not designated as a hedge, are excluded from the measure of effectiveness.

The Company uses short duration foreign currency forward contracts, generally with maturities from a few days up to three weeks, to offset foreign exchange rate fluctuations on settlement assets and obligations between transaction initiation and settlement. In addition, forward contracts, typically with maturities of less than one year, are utilized to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. None of these contracts are designated as hedges pursuant to SFAS No. 133.

The aggregate United States dollar equivalent notional amount of foreign currency forward contracts held by the Company with external third parties as of the balance sheet dates are as follows (in millions):

	March 31, 2008	December 31, 2007
Contracts not designated as hedges:
Euro	$357.9	$358.9
British pound	51.3	56.4
Other	46.2	46.4

Contracts designated as hedges:
Euro	632.1	585.3
British pound	97.2	99.2
Canadian dollar	95.6	97.5

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

In November 2006, the Company terminated these swaps in conjunction with the issuance of its fixed-rate notes due 2011 and its fixed-rate notes due 2036, by paying cash of approximately $18.6 million to the counterparties. The difference in the actual issuance date and the probable issuance date as stated in the Company’s hedge designation documentation resulted in ineffectiveness of $0.6 million, which was immediately recognized in “Derivative gains, net” in the Condensed Consolidated Statements of Income. The remaining $18.0 million loss on the hedges was included in “Accumulated other comprehensive loss” and is being reclassified to “Interest expense” over the life of the related notes.

In June 2007, the Company entered into an interest rate swap with a notional amount of $75.0 million to effectively change the interest rate payments on a portion of its notes due 2011 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage the mix of fixed and floating rates in the Company’s debt portfolio. The interest rate swap has a termination date of November 17, 2011, matching the maturity date of the hedged instrument. Additionally, the payment dates and coupon of the fixed portion of the swap match the contractual terms specified in the notes being hedged, and the rate on the floating portion of the swap resets every three months. Accordingly, the Company designated this derivative as a fair value hedge utilizing the short-cut method in SFAS No. 133, which permits an assumption of no ineffectiveness if these and other criteria are met. The fair value of the hedge was a net asset of $6.3 million as of March 31, 2008. The offset to the change in fair value of the interest rate swap is reflected in the balance of the hedged instrument within the Company’s “Borrowings” in the Condensed Consolidated Balance Sheets and interest expense has been adjusted to include the effects of payments made and received under the swap.

Summary Impact of Derivatives

The following table summarizes activity in “Accumulated other comprehensive loss” related to all derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31, 2008
Balance included in “Accumulated other comprehensive loss” at January 1,	$(43.7)
Total reclassification into earnings from “Accumulated other comprehensive loss”	9.9
Changes in fair value of derivatives, net of tax	(39.3)

Balance included in “Accumulated other comprehensive loss” at March 31,	$(73.1)

The following table summarizes increases/(decreases) in the fair value of derivatives held during the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008	2007
Interest rate fair value hedges—effective portion(a)	$2.7	$—
Foreign currency cash flow hedges—effective portion(b)	(44.1)	(4.2)
Portion excluded from effectiveness assessment and ineffectiveness(c)	6.8	1.7
Foreign currency undesignated(d)	(26.7)	(0.4)

Total decrease in fair value	$(61.3)	$(2.9)

(a)	Changes in the fair value of interest rate swaps designated as fair value hedges are offset by recognized changes in the fair value of the hedged borrowings.

(b)	The change in spot value of foreign currency forward contracts designated as cash flow hedges is recognized in other comprehensive income or loss. Amounts classified within “Accumulated other comprehensive loss” are reclassified to revenue in the period that the hedged item effects earnings.

(c)	The portion of change in fair value of a derivative excluded from effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates, along with all changes in fair value during periods in which the instrument was not designated as a hedge. These changes were recognized in “Derivative gains, net.”

(d)	Changes in the fair value of undesignated foreign currency forward contracts are recognized in “Cost of services.”

10. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2008	December 31, 2007
Due in less than one year:
Commercial paper	$326.9	$338.2
Other short-term borrowings(a)	49.8	—
Floating rate notes, due November 2008	500.0	500.0

Due in greater than one year:
5.400% notes, net of discount, due 2011(b)	1,005.5	1,002.8
5.930% notes, net of discount, due 2016	999.7	999.7
6.200% notes, net of discount, due 2036	497.4	497.3

Total borrowings	$3,379.3	$3,338.0

(a)	As of March 31, 2008, the Company had overnight borrowings under an uncommitted $50.0 million credit facility with an interest rate of 3.40%.

(b)	During the second quarter 2007, the Company entered into a $75.0 million interest rate swap related to these notes. For further information regarding the interest rate swap, refer to Note 9, “Derivative Financial Instruments.”

Exclusive of discounts and the fair value of the interest rate swap, maturities of borrowings as of March 31, 2008 are $876.7 million in 2008, $1.0 billion in 2011 and $1.5 billion thereafter. There are no contractual maturities on borrowings during 2009 and 2010.

The Company’s obligations with respect to its outstanding borrowings as described above, rank equally.

11. Fair Value Measurements

As discussed previously in Note 1, the Company adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how Western Union measures fair value, refer to Note 1, “Summary of Significant Accounting Policies.”

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of March 31, 2008 (in millions):

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets
State and municipal obligations	$—	$235.4	$—	$235.4
Other foreign investment securities	3.3	9.0	—	12.3
Preferred stock of a government sponsored enterprise	—	5.3	—	5.3
Derivative financial instruments	—	10.1	—	10.1

Total Assets	$3.3	$259.8	$—	$263.1

Liabilities
Derivative financial instruments	$—	$68.6	$—	$68.6

Total Liabilities	$—	$68.6	$—	$68.6

The Company has no assets or liabilities that have been measured at fair value on a nonrecurring basis since the adoption of SFAS No. 157.

12. Income Taxes

The Company’s effective tax rates on pretax income for the three months ended March 31, 2008 and 2007 was 29.2% and 31.5%, respectively. The effective tax rate decreased primarily as a result of a higher proportion of foreign derived profits compared to United States derived profits (the Company’s foreign derived profits are taxed at lower rates than the Company’s United States derived profits) and, within foreign derived profits, a higher proportion of such profits earned in lower tax jurisdictions.

Uncertain Tax Positions

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to its international operations, which were restructured in 2003. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements. The total amount of unrecognized tax benefits as of March 31, 2008 and December 31, 2007, was $270.4 million and $251.4 million, respectively, excluding interest and penalties. A substantial portion of these unrecognized tax benefits related to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $262.1 million and $243.2 million as of March 31, 2008 and December 31, 2007, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. During the three months ended March 31, 2008 and 2007, the Company recognized $3.9 million and $2.5 million, respectively, in interest and penalties. The Company had $28.8 million and $24.8 million for the payment of interest and penalties accrued at March 31, 2008 and December 31, 2007, respectively.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the three months ended March 31, 2008 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. The Internal Revenue Service (“IRS”) recently issued a report of the results of its examination of the United States federal consolidated income tax return of First Data for 2002, and the Company believes that the resolution of the adjustments that affect the Company proposed in the report will not result in a material change to the Company’s financial position. The Company currently contemplates that the IRS will complete the examination phase of its audits of the United States federal income tax returns for First Data for 2003 and 2004 by the end of 2008. The Irish income tax returns of certain subsidiaries for the years 2003 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At March 31, 2008, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.3 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

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

13. Stock Compensation Plans

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

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the three months ended March 31, 2008 is as follows (options and aggregate intrinsic value in millions):

	Three Months Ended March 31, 2008
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	59.4	$18.32
Granted	3.1	21.01
Exercised	(3.8)	15.94
Cancelled/forfeited	(0.5)	23.68

Outstanding at March 31,	58.2	18.57	6	$186.0

Western Union options exercisable at March 31,	50.9	18.35	6	$176.9

As of March 31, 2008 and 2007, approximately 53% and 62% of outstanding options to purchase the Company’s common stock were held by employees of First Data, respectively.

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 were $22.3 million and $18.8 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units relating to Western Union and First Data employees for the three months ended March 31, 2008 is listed below (awards/units in millions):

	Three Months Ended March 31, 2008
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	1.0	$19.39
Granted	0.3	21.00
Vested	—	19.13
Forfeited	—	19.67

Non-vested at March 31,	1.3	$19.82

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Condensed Consolidated Statements of Income resulting from stock options, restricted stock awards, and restricted stock units for Western Union employees for the three months ended March 31, 2008 and 2007 (in millions, except per share data). A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense impact on income before income taxes	$(7.7)	$(8.8)
Income tax benefit from stock-based compensation expense	2.2	2.9

Net income impact	$(5.5)	$(5.9)

Earnings per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The Company used the following assumptions when it used the Black-Scholes option pricing model to determine the value of Western Union options granted subsequent to the Spin-off.

	Three Months Ended March 31,
	2008	2007
Stock options granted:
Weighted-average risk-free interest rate	2.9%	4.7%
Weighted-average dividend yield	0.2%	0.2%
Volatility	31.2%	23.6%
Expected term (in years)	5.9	6.0
Weighted-average fair value	$7.30	$7.55

All assumptions used to calculate the fair market value of Western Union’s stock options granted during the three months ended March 31, 2008 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the Company’s expected volatility. Beginning in 2008, Western Union used a blend of implied volatility and peer group historical volatility. The Company’s peer group historical volatility was determined using companies in similar industries and/or market capitalization. The Company’s implied volatility was calculated using the market prices of traded options on Western Union’s common stock. Western Union’s expected weighted-average volatility in 2007 was determined based entirely on the calculated peer group historical volatility, as described above, since there was not sufficient trading history for Western Union’s common stock or traded options.

14. Segments

The Company classifies its businesses into two reportable segments: consumer-to-consumer and consumer-to-business. Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding where to allocate resources and in assessing performance.

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

All businesses that have not been classified into consumer-to-consumer or consumer-to-business are reported as “Other.” These businesses primarily include the Company’s money order and prepaid services businesses, as well as expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer and micro-lending services.

The Company incurred expenses of $24.2 million for restructuring and related activities, which have not been allocated to segments. While these items are identifiable to the Company’s segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 3.

Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

The following table presents the Company’s reportable segment results for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008	2007
Revenues:
Consumer-to-Consumer:
Transaction fees	$834.6	$751.2
Foreign exchange revenue	209.3	166.3
Other revenues	9.9	8.8

	1,053.8	926.3
Consumer-to-Business:
Transaction fees	176.6	168.8
Foreign exchange revenue	0.7	0.3
Other revenues	12.5	13.1

	189.8	182.2
Other:
Transaction fees	9.6	10.1
Commission and other revenues	12.7	12.4

	22.3	22.5

Total consolidated revenues	$1,265.9	$1,131.0

Operating income:
Consumer-to-Consumer	$273.3	$238.7
Consumer-to-Business	56.2	60.9
Other	4.0	5.0

Total segment operating income	$333.5	$304.6
Restructuring and related expenses	(24.2)	—

Total consolidated operating income	$309.3	$304.6

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under “Risk Factors” included within the Annual Report on Form 10-K for the year ended December 31, 2007. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate; changes in immigration laws, patterns and other factors related to immigrants; technological changes, particularly with respect to e-commerce; the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering and terrorist financing; our ability to attract and retain qualified key employees and to successfully manage our workforce; changes in foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers; adverse movements and volatility in debt and equity capital markets; political conditions and related actions by the United States and abroad which may adversely affect our businesses and economic conditions as a whole; failure to maintain sufficient amount or types of regulatory capital to meet the changing requirements of our various regulators worldwide; continued growth in the money transfer market and other markets in which we operate at rates approximating recent levels; implementation of agent contracts according to schedule; our ability to maintain our agent network and biller relationships under terms consistent with those currently in place; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally; successfully managing credit and fraud risks presented by our agents and consumers; adverse rating actions by credit rating agencies; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof; our ability to favorably resolve tax matters with the Internal Revenue Service and other tax jurisdictions; changes in industry standards affecting our business; changes in accounting standards, rules and interpretations; competing effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other nonbank money transfer services providers, including telecommunications providers, card associations and card-based payments providers; our ability to grow our core businesses; our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products; our ability to protect our brands and our other intellectual property rights; successfully managing the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; any material breach of security of or interruptions in any of our systems; mergers, acquisitions and integration of acquired businesses and technologies into our company and the realization of anticipated synergies from these acquisitions; adverse consequences from our spin-off from First Data Corporation (“First Data”), including resolution of certain ongoing matters; decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; decisions to change the business mix; cessation of various services provided to us by third-party vendors; catastrophic events; and management’s ability to identify and manage these and other risks.

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

•

Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies (all sometimes referred to as “billers”) through our network of third-party agents and various electronic channels. We continue to pursue international expansion of our offerings in selected markets, however the segment’s revenue was primarily generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and generated approximately 2% of our total revenue for the three months ended March 31, 2008 and 2007.

Significant Financial and Other Highlights

Significant financial and other highlights for the three months ended March 31, 2008 include:

•

We generated $1,265.9 million in total consolidated revenues and $309.3 million in consolidated operating income, resulting in growth of 12% and 2% in total consolidated revenues and operating income, respectively, over the comparable period in the prior year.

•

We incurred $24.2 million of restructuring and related expenses for the three months ended March 31, 2008, as described within “Operating expenses overview,” and estimate we will incur a total of $69 million of restructuring and related expenses in 2008.

•	Consolidated net income was $207.1 million, representing an increase of 7% over the comparable period in the prior year.

•	We completed 43.1 million consumer-to-consumer transactions worldwide, an increase of 14% over the comparable period in the prior year.

•

Our consumers transferred $17 billion in consumer-to-consumer transactions through our company in both cross-border and intra-country transactions during the three months ended March 31, 2008, of which $15 billion related to cross-border transactions.

•	We completed 103.5 million consumer-to-business transactions, an increase of 3% over the comparable period in the prior year.

•	Consolidated cash flow provided by operating activities was $318.0 million, an increase of 11% over the comparable period in the prior year.

Adoption of SFAS No. 157

Effective January 1, 2008, we determine the fair market values of our financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value

Measurements” (“SFAS No. 157”), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

•	Level 1: Quoted prices in active markets for identical assets or liabilities. Western Union has no material financial instruments that base fair value determinations on Level 1 inputs.

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Most of our assets and liabilities fall within Level 2 and include state and municipal debt instruments, other foreign investment securities, preferred stock of a government sponsored enterprise, and derivative assets and liabilities. We utilize pricing services to value our Level 2 financial instruments. Pricing services use multiple prices as inputs into a distribution-curve-based algorithm to determine daily market values. We corroborate the fair values obtained from pricing services by comparing outputs from different pricing sources.

•

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the fair value is determined using discounted cash flow methodologies, or similar techniques, as well as items where the determination of fair value requires significant management judgment or estimation. We currently have no Level 3 assets or liabilities measured at fair value on a recurring basis.

There have been no material changes to our valuation techniques during the three months ended March 31, 2008.

Results of Operations

The following discussion for both consolidated results of operations and segment results refers to the three months ended March 31, 2008 compared to the same period in 2007. Consolidated results of operations should be read in conjunction with segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between the Company’s segments have been eliminated.

The Company incurred expenses of $24.2 million for restructuring and related activities, which have not been allocated to segments. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

Overview

The following table sets forth our results of operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
(in millions, except per share amounts)
Revenues:
Transaction fees	$1,020.8	$930.1	$90.7	10%
Foreign exchange revenue	210.0	166.6	43.4	26%
Commission and other revenues	35.1	34.3	0.8	2%

Total revenues	1,265.9	1,131.0	134.9	12%

Expenses:
Cost of services	758.6	645.6	113.0	17%
Selling, general and administrative	198.0	180.8	17.2	10%

Total expenses	956.6	826.4	130.2	16%

Operating income	309.3	304.6	4.7	2%
Other income/(expense):
Interest income	17.7	19.5	(1.8)	(9)%
Interest expense	(45.0)	(48.0)	3.0	(6)%
Derivative gains, net	6.8	1.7	5.1	*
Other income, net	3.7	4.3	(0.6)	(14)%

Total other expense, net	(16.8)	(22.5)	5.7	(25)%

Income before income taxes	292.5	282.1	10.4	4%
Provision for income taxes	85.4	88.9	(3.5)	(4)%

Net income	$207.1	$193.2	$13.9	7%

Earnings per share:
Basic	$0.28	$0.25	$0.03	12%
Diluted	$0.27	$0.25	$0.02	8%

Weighted-average shares outstanding:
Basic	746.7	768.2
Diluted	756.8	783.3

*	Calculation not meaningful

The following provides highlights of revenue growth while a more detailed discussion is included in “Segment Discussion”:

Transaction fees and foreign exchange revenue

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenue growth of 12% during the three months ended March 31, 2008 was driven by revenue growth in our international business (as defined in “Segment Discussion”) due to increased money transfers at existing agent locations, and to a lesser extent, money transfers at new agent locations. International revenue represented 66% and 62% of our consolidated revenue for the three months ended March 31, 2008 and 2007, respectively. Our international consumer-to-consumer transactions that were originated outside of the United States experienced strong transaction and revenue growth for the periods presented.

In addition, fluctuations in the exchange rate between the euro and the United States dollar resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange revenue (which together represent over 80% of our consolidated revenue) of $32.9 million over the previous period, net of foreign currency hedges, that would not have occurred had there been a constant exchange rate.

Overall, consolidated revenue increased due to the strong transaction growth in our international business, and due to the impact of the euro noted above. The revenue growth experienced by our international business was offset by revenue declines in our domestic business (transactions between and within the United States and Canada) during the three months ended March 31, 2008 compared to the corresponding period in 2007. Revenue for the three months ended March 31, 2008 for our United States to Mexico, United States outbound and domestic businesses continues to be impacted by market softness and the overall decline in the United States economy, including declines in the construction industry. Domestic and United States outbound transactions and revenues for money transfers were also impacted by a decline in transactions initiated on our website and on the telephone in the United States during the three months ended March 31, 2008. These declines resulted primarily from additional controls implemented beginning in early 2007 by Western Union, card associations and issuing banks in response to credit and debit card fraud.

Foreign exchange revenue increased for the three months ended March 31, 2008 over the corresponding period in the prior year, due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. Foreign exchange revenue also benefited from the exchange rate between the euro and the United States dollar described above.

We have historically implemented and will likely implement strategic pricing reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such pricing decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% over the last three years.

Consumer-to-consumer segment revenue typically increases from the first quarter to the fourth quarter each year, and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related in part to holidays in various countries during the fourth quarter.

Commissions and other revenues

During the three months ended March 31, 2008, commission and other revenues was consistent with the corresponding period in 2007 and primarily includes commissions received on our retail money order business, enrollment fees from our mortgage payment service program and investment income on settlement asset balances.

Operating expenses overview

Restructuring and related expenses

Restructuring and related expenses of $22.4 million and $1.8 million are classified within “cost of services” and “selling, general and administrative,” respectively, in the condensed consolidated statement of income for the three months ended March 31, 2008. These restructuring and related expenses associated with facility closure and reorganization plans are summarized as follows:

Facility Closures

On February 25, 2008, we decided to pursue decision bargaining negotiations with the Communication Workers of America (“CWA”) regarding the possible closure of our facilities in Missouri and Texas. On March 14, 2008, we announced our decision to close substantially all of our facilities in Missouri and Texas and enter into effects bargaining with the CWA regarding severance and other benefits for the approximately 650 affected CWA employees, responsible for performing certain call center, settlement and operational accounting functions. The decision will also result in the elimination of certain management positions in these same facilities. We are finalizing plans to transition these operations to existing Company facilities and third-party providers and expect to complete such transition in the second half of 2008.

In conjunction with the decision, we currently expect to incur approximately $60 million in total expenses, consisting of approximately $20 million in severance and employee related benefits for all CWA and affected management employees (subject to effects bargaining with the CWA), approximately $15 million in facility closure expenses and approximately $25 million in other expenses associated with the relocation of these operations to existing Company facilities and third-party providers, including costs related to hiring, training, relocation, travel, and professional fees; and increased security costs at the facilities being closed. Also included in the facility closure expenses are approximately $10 million in non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. We expect all of these facility closure activities to occur and associated expenses to be incurred before the end of 2008.

Reorganizations

In January 2008, we decided to relocate certain accounting and compliance positions to the Company’s existing operating center in Costa Rica, and to eliminate positions as a result of reorganizing the Company’s information technology and operations functions. In conjunction with the decision, we expect to incur approximately $7.4 million in total expenses mainly consisting of severance and employee related benefits. We expect substantially all of these reorganization activities to occur and associated expenses to be incurred before the end of the second quarter 2008.

In February 2008, we also outsourced certain positions related to our call center operations to a third-party provider. In conjunction with the decision, we incurred $1.6 million in total expenses mainly consisting of severance and employee related benefits in the three months ended March 31, 2008.

The total expected expenses related to both the facility closures and the reorganizations of approximately $69 million are expected to be offset by operating expense savings of approximately $10 million in 2008 and over $30 million annually beginning in 2009, following completion of all of the transitions. The foregoing figures are estimates, and the expected expenses and savings relating to these restructuring and related activities will not be fully determined until we have finalized all transition and closure plans and such transitions and closures are completed. Of the $24.2 million of restructuring and related expenses incurred in the three months ended March 31, 2008, $23.3 million related to severance and employee related expenses, and $0.9 million related to accelerated depreciation and other charges.

Cost of services

Cost of services primarily consists of agent commissions and also includes expenses for personnel, software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services as a percentage of revenue was 60% and 57% for the three months ended March 31, 2008 and 2007, respectively.

The increase in cost of services as a percentage of revenue in 2008 compared to the corresponding period in 2007 was primarily attributable to the $22 million of costs incurred in connection with the restructuring and related expenses described above and due to a higher percentage of operating income in our consumer-to-business services generated from our United States electronic-based payments and payments related to Servicio Electrónico de Pago S.A. and related entities (“Pago FácilSM”), each of which have lower operating margins compared to United States cash-based payments. In addition, the shift in our business mix reflecting stronger growth from our international consumer-to-consumer business, which carries higher cost of services compared to our United States originated businesses, has contributed to the increase.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three months ended March 31, 2008 compared to the corresponding period in the previous year primarily due to higher employee compensation expenses in 2008 compared to 2007 and the $1.8 million of costs incurred in connection with restructuring and related expenses, offset by better leverage of our marketing expenses.

During the three months ended March 31, 2008, marketing related expenditures, principally classified within “selling, general and administrative” expenses, were slightly lower than 6% of revenue due to timing of marketing initiatives and better leveraging of our marketing expenditures, while for the quarter ended March 31, 2007 marketing related expenditures approximated 6% of revenue. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for pricing adjustments and other initiatives in order to best maximize the return on these investments. Such pricing decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% over the last three years. We anticipate that full year 2008 pricing decreases and foreign exchange actions will be approximately 3% of consolidated revenue. For further discussion regarding pricing decreases refer to the “Transaction fees and foreign exchange revenue” discussion within the consumer-to-consumer segment section.

Interest income

Interest income decreased during the three months ended March 31, 2008 compared to the corresponding period in the prior year due to lower short-term interest rates, partially offset by higher interest bearing cash balances.

Interest expense

Interest expense of $45.0 million for the three months ended March 31, 2008 decreased compared to the corresponding period in the prior year due to decreases in short-term interest rates.

Derivative gains, net

Derivative gains, net of $6.8 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively, relate primarily to the portion of the change in fair value of accounting hedges that is excluded from the measurement of effectiveness. This gain, which is primarily non-cash, is expected to reverse during 2008.

Other income, net

Other income, net remained consistent during the three months ended March 31, 2008 compared to the corresponding period in the prior year and is principally comprised of equity earnings from our equity method investments.

Income taxes

Our effective tax rates on pretax income were 29.2% and 31.5% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate decreased primarily as a result of a higher proportion of foreign derived profits compared to United States derived profits (our foreign derived profits are taxed at lower rates than our United States derived profits) and, within our foreign derived profits, a higher proportion of such profits earned in lower tax jurisdictions.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of March 31, 2008, the total amount of unrecognized tax benefits is a liability of $299.2 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods.

Earnings per share

During the three months ended March 31, 2008 and 2007, basic earnings per share were $0.28 and $0.25, respectively, and diluted earnings per share were $0.27 and $0.25, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. As of March 31, 2008 and 2007, there were 8.2 million and 11.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise. Of the 58.2 million outstanding options to purchase shares of our common stock as of March 31, 2008, approximately 53% are held by employees of First Data.

Diluted earnings per share increased during the three months ended March 31, 2008 compared to the same period in the prior year due to increased net income as a result of the previously described factors, and lower weighted-average diluted shares outstanding. The lower number of diluted shares outstanding was driven by stock repurchases exceeding stock option exercises in 2007 and the first quarter of 2008.

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

Businesses not considered part of the segments described above are categorized as “Other.” Also included in “Other” are expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer and micro-lending services.

The Company incurred expenses of $24.2 million for restructuring and related activities, which have not been allocated to segments. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

The following table sets forth the different components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Consumer-to-consumer	83%	82%
Consumer-to-business	15%	16%
Other	2%	2%

Total	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$834.6	$751.2	$83.4	11%
Foreign exchange revenue	209.3	166.3	43.0	26%
Other revenues	9.9	8.8	1.1	12%

Total revenues	$1,053.8	$926.3	$127.5	14%

Operating income	$273.3	$238.7	$34.6	15%
Operating income margin	26%	26%

Key indicators:
Consumer-to-consumer transactions	43.1	37.8	5.3	14%

During the three months ended March 31, 2008, international, domestic and Mexico revenue, as defined in the following table, represented approximately 66%, 10% and 7% of our consolidated revenue, respectively (or approximately 80%, 12% and 8% of our consumer-to-consumer revenue, respectively). The table below sets forth performance indicators for the consumer-to-consumer segment for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Consumer-to-consumer transaction growth/(decline):
International(a)	19%	21%
Domestic(b)	(3)%	(6)%
Mexico(c)	2%	2%

Consumer-to-consumer revenue growth/(decline):
International(a)	19%	15%
Domestic(b)	(8)%	(11)%
Mexico(c)	1%	(7)%

(a)	Represents transactions between and within foreign countries (excluding Canada and Mexico), transactions originated in the United States or Canada and paid elsewhere, and transactions originated outside the United States or Canada and paid in the United States or Canada. Excludes all transactions between or within the United States and Canada and all transactions to and from Mexico as reflected in (b) and (c) below.

(b)	Represents all transactions between and within the United States and Canada.

(c)	Represents all transactions to and from Mexico.

Transaction fees and foreign exchange revenue

The primary drivers of consumer-to-consumer revenue growth are transaction fees and foreign exchange revenue. Consumer-to-consumer money transfer revenue growth of 14% for the three months ended March 31, 2008 over the same period in 2007 was driven by our international business, where transactions and revenue both grew 19%. Our international business consisting of transactions that originated outside of the United States also continued to experience strong transaction and revenue growth for the three months ended March 31, 2008. However, the growth experienced by our international business has been partially offset by revenue declines in our domestic business in 2008.

The key strategic markets of India and China continued to grow, with revenue growth of 52% and 35%, respectively, on transaction growth of 65% and 22%, respectively, and these two markets combined represented approximately 6% and 5% of Western Union consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.

Fluctuations in the exchange rate between the euro and the United States dollar have resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange revenue of $32.9 million for the three months ended March 31, 2008 over the corresponding period in the prior year that would not have occurred had there been a constant exchange rate. This benefit to revenue is net of the impact of our foreign currency hedges.

The United States to Mexico, United States domestic and the United States outbound businesses continue to be impacted by market softness and the overall decline in the United States economy, including declines in the construction industry.

Domestic transactions decreased for the three months ended March 31, 2008 over the corresponding period in 2007 due primarily to the factors described above related to the United States, and consumer perceptions of their ability to transact on our website and through the telephone as a result of the tightened controls that were implemented in early 2007 by Western Union, card issuing banks and card associations in response to credit and debit card fraud in the United States. In addition, the decline in domestic transactions in the first quarter of 2008 was less than the decline in the first quarter 2007. Domestic revenue in the quarter declined at a higher rate than transactions, due in part to the impact of price decreases and lower principal amounts sent.

Mexico transactions grew slightly for the three months ended March 31, 2008 compared to the same period in 2007, and Mexico revenue and transaction growth rates continued to converge in the first quarter 2008 as there were no significant pricing reductions after the early part of 2007.

Foreign exchange revenue increased for the three months ended March 31, 2008 compared to the same period in the prior year due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. Foreign exchange revenue also benefited from the exchange rate between the euro and the United States dollar described above.

We have historically implemented and will likely implement strategic pricing reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Pricing decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such pricing decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% over the last three years, a trend that is expected to continue.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth in all periods presented was the growth in transactions at existing agent locations, the increased number of agent locations and marketing campaigns promoting Western Union services. The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 345,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of March 31, 2008, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the last 12 months. In the developing regions of Asia and other areas where there are predominantly receive locations, more than 65% of locations experienced money transfer activity in the last 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

The consumer-to-consumer segment’s operating income increased by 15% for the three months ended March 31, 2008 compared to the same period in 2007. This increase was primarily driven by increased revenue in our international business, the timing of marketing initiatives and by better leveraging our marketing expenditures. This increase was partially offset by revenue declines in our domestic business. Operating income during the three months ended March 31, 2008 was also impacted by the ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated businesses. However, we have been experiencing a convergence between international operating profit margins and profit margins of our United States originated businesses.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$176.6	$168.8	$7.8	5%
Other revenues	13.2	13.4	(0.2)	(1)%

Total revenues	$189.8	$182.2	$7.6	4%

Operating income	$56.2	$60.9	$(4.7)	(8)%
Operating income margin	30%	33%

Key indicators:
Consumer-to-business transactions	103.5	100.4	3.1	3%

Transaction fees

Revenue growth of 4% in the three months ended March 31, 2008 compared to the same period in 2007 was driven by growth in United States electronic-based bill payments and in the Pago Fácil business, offset by a decline in United States cash-based bill payment revenue.

Other consumer-to-business segment revenue remained consistent in the three months ended March 31, 2008 compared to the corresponding period in 2007 as higher enrollment fees from increased participation in our mortgage payment service program were offset by lower investment income on settlement asset balances due to lower interest rates.

Operating income

For the three months ended March 31, 2008, operating income decreased due to declines in United States cash-based payments compared to the three months ended March 31, 2007, partially offset by growth in United States electronic-based and Pago Fácil payments. Operating income margins also declined as United States electronic-based and Pago Fácil payments have lower operating margins than cash-based payments in the United States.

Other

The following table sets forth other results for the three months ended March 31, 2008 and 2007.

	Three Months ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
(dollars in millions)
Revenues.	$22.3	$22.5	$(0.2)	(1)%
Operating income	$4.0	$5.0	$(1.0)	(20)%
Operating income margin	18%	22%

Revenues

Revenue declined slightly for the three months ended March 31, 2008 over the same period in 2007 due to a decline in our money order revenues and our United States based prepaid services businesses. This decline was offset by moderate revenue growth in our Pago Fácil prepaid services business.

First Data, through its subsidiary Integrated Payment Systems (“IPS”), issues our Western Union branded money orders. We do not believe First Data’s announcement of its plan to exit its official check and money order business will have a significant impact on us, as IPS has a money order processing contract with us through 2011. We believe we have adequate time to replace the services currently provided by First Data.

Operating income

For the three months ended March 31, 2008, the decrease in operating income was driven by operating income declines related to our money order and United States based prepaid services businesses, and increased costs to develop mobile money transfer services. These declines to operating income were partially offset by costs related to the spin-off from First Data on September 29, 2006 incurred in the three months ended March 31, 2007 that did not recur in 2008.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, driven primarily from net income, and also impacted by fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings, timing of income tax payments, and collections on receivables, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters, and a corresponding increase in the first and third quarters.

Our future cash flows generated from operating activities could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting the migrant population, and changes in income tax laws or the status of income tax audits.

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets containing legal or regulatory restrictions. Such assets include those located in countries outside of the United States containing restrictions from being transferred outside of those countries, and cash and investment balances that are maintained by regulated subsidiaries to secure certain money transfer obligations initiated in the United States in accordance with applicable state regulations in the United States. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

Cash and Investment Securities

As of March 31, 2008, we have cash and cash equivalents of $1,895.4 million. Our foreign entities held $1,362.2 million of our cash and cash equivalents at March 31, 2008. We currently plan to invest the majority of these funds through these foreign entities. Repatriating these funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use these funds to expand and fund our international operations and to acquire businesses overseas.

We typically receive funds from money transfers and certain other payment services before we settle with payment recipients. These funds, referred to as “settlement assets” on our condensed consolidated balance sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as “cash and cash equivalents” within “settlement assets,” to fund settlement obligations.

A portion of our settlement assets are held in investment securities, substantially all of which are highly rated state and municipal debt instruments, totaling $253.0 million as of March 31, 2008. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold financial instruments for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value, based primarily on market quotations.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments. As of March 31, 2008, substantially all of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. The credit quality of the majority of our investment portfolio was “AAA.” Our investment securities are also actively managed with respect to concentration. As of March 31, 2008, no individual security represented more than 10% of our investment securities portfolio.

IPS, our third-party issuer of Western Union money orders, holds the settlement assets generated from the sale of money orders, and maintains the responsibility for investing those funds. Based on the terms of the contract with IPS, we are provided with a fixed rate of return on the funds awaiting settlement.

Cash Flows from Operating Activities

During the three months ended March 31, 2008 and 2007, cash provided by operating activities was $318.0 million and $287.1 million, respectively. Cash flows provided by operating activities increased for the three months ended March 31, 2008 compared to the same period in the prior year due to increased net income and favorable working capital fluctuations in 2008 primarily due to the timing of tax payments.

Financing Resources

At March 31, 2008, we have outstanding borrowings of $3,379.3 million. These outstanding borrowings consist of $326.9 million in commercial paper and $49.8 million in other short-term borrowings, $500.0 million in unsecured floating rate notes due November 2008, and $2.5 billion in unsecured fixed rate notes with maturities ranging from 2011 to 2036. We also have a $1.5 billion revolving credit facility available to meet additional short-term liquidity needs that might arise, and which is available to support borrowings under our commercial paper program.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. Our commercial paper borrowings may have maturities of up to 397 days from the date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. Our commercial paper borrowings at March 31, 2008 had a weighted-average interest rate of approximately 3.2% and a weighted-average initial term of 16 days.

Our unsecured floating rate notes of $500 million mature in November 2008. Currently, we intend to refinance these floating rate notes with new financing sources, depending on market conditions.

Cash Priorities

Capital Expenditures

The total aggregate amount capitalized for contract costs, purchases of property and equipment, and purchased and developed software was $23.5 million and $37.9 million for the three months ended March 31, 2008 and 2007, respectively. Amounts capitalized for new and renewed agent contracts were $7.1 million and $4.4 million during the three months ended March 31, 2008 and 2007, respectively. Such contract costs will vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included purchased and developed software costs and purchases of property and equipment representing investments in our information technology infrastructure and the renovation of certain facilities.

Return Value to Shareholders through Share Repurchases and Dividends

In September 2006, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock through December 31, 2008 (“2006 Authorization”). In December, 2007, our Board of Directors authorized the purchase of up to an additional $1.0 billion of our common stock through December 31, 2009 (“2007 Authorization”). During the three months ended March 31, 2008, 13.9 million shares have been repurchased for $297.2 million at an average cost of $21.41 per share.

As of March 31, 2008, 49.5 million shares have been repurchased for $1,043.6 million at an average cost of $21.10 per share. As of March 31, 2008, $956.4 million remains available under the 2007 Authorization, and all share repurchases under the 2006 Authorization have been made.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit plans that together were underfunded by $29.1 million as of March 31, 2008. In 2007 and for the three months ended March 31, 2008, we did not make a contribution to these plans, and based on current asset return calculations and minimum funding requirements, no such contribution is required in 2008.

Other Commercial Commitments

We had $65.7 million in outstanding letters of credit and bank guarantees at March 31, 2008 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are held primarily in connection with lease arrangements and certain agent settlement agreements. We expect to renew the letters of credit and bank guarantees prior to their expiration in most circumstances.

As of March 31, 2008, our total amount of unrecognized income tax benefits is a liability of $299.2 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 and may not be early adopted. The impact of the adoption of SFAS No. 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The statement establishes accounting and reporting standards for a noncontrolling interest in a subsidiary. The adoption of the requirements of SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and may not be early adopted. We are currently evaluating the potential impact of the adoption of SFAS No. 160. However, we do not expect the impact to be significant on the financial position, results of operations and cash flows, as our current non-controlling interests are immaterial.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). This statement will require additional disclosures about how and why the Company uses derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early adoption is encouraged, as are comparative disclosures for earlier periods. We are currently evaluating the impact of adopting SFAS No. 161.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2007 Annual Report on Form 10-K, for which there were no material changes, include:

•	Stock-based compensation

•	Income taxes

•	Derivative financial instruments

•	Capitalized costs

•	Goodwill impairment testing

In addition to the above Critical Accounting Policies, during the three months ended March 31, 2008 we incurred expenses in connection with restructuring and related expenses and expect to incur material amounts of such costs during the year ended December 31, 2008. Accordingly, we now consider our restructuring policy as a Critical Accounting Policy as follows:

Severance-related expenses are recorded once they are both probable and estimable in accordance with the provisions of SFAS No. 112, “Employer’s Accounting for Post-Employment Benefits” for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs arising under the Company’s defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are accounted for under the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” We also evaluate impairment issues associated with restructuring activities under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of our IT infrastructure; other expenses related to relocation of various operations to existing company facilities and third-party providers, including hiring, training, relocation, travel, and professional fees; and increased security costs at the facilities being closed. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. Such costs represent management’s best estimate, but require assumptions about the activities that may change over time, including attrition rates. Estimates are evaluated periodically to determine if an adjustment is required.

Risk Management

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates. A risk management program is in place to manage these risks.

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

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, British pound and Canadian dollar. We use contracts with maturities of up to 36 months at inception to mitigate some of the risk related to forecasted revenues, with a targeted weighted-average maturity of approximately one year at any point in time. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations and allows us to manage and mitigate risks associated with changes in foreign currency exchange rates.

A hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would result in a decrease/increase to pre-tax annual income of approximately $28 million based on the Company’s forecast of unhedged 2008 exposure to foreign currency at December 31, 2007. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that the Company would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets with a total value of $1.9 billion at March 31, 2008. Approximately $1.8 billion of these assets bear interest at floating rates, and are therefore sensitive to changes in interest rates. These assets are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” Such assets classified as “cash and cash equivalents” are highly liquid investments with maturities of three months or less at the date of purchase and are readily convertible to cash. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our portfolio consists of highly rated, fixed rate municipal bonds, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the condensed consolidated balance sheets. As interest rates rise, the fair market value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities. We have classified these investments as available-for-sale within settlement assets in the condensed consolidated balance sheets, and accordingly, recorded these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ equity on our condensed consolidated balance sheets.

As of March 31, 2008, $951.7 million of our total $3,379.3 million in debt carries a floating interest rate or matures in such a short period that the financing is effectively a floating rate position. Of this floating rate debt, $500.0 million bears interest based on the three month LIBOR plus 15 basis points and is reset quarterly, $326.9 million represents commercial paper with a weighted-average interest rate of approximately 3.2% and a weighted-average initial term of 16 days, $75.0 million is fixed-rate debt that has effectively been changed to LIBOR-based floating rate debt through an interest rate swap agreement, and $49.8 million represents overnight borrowings with an interest rate of 3.40%.

The Company reviews its overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering duration of the individual positions. The Company actively manages this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and optimize returns. Portfolio exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges, to increase the percent of floating rate debt, subject to market conditions. For example, during June 2007, we entered into an interest rate swap with a notional amount of $75.0 million to manage the mix of fixed and floating rates in our debt portfolio. Our weighted-average interest rate on our borrowings, including our hedges, outstanding at March 31, 2008 was approximately 5.10%.

A hypothetical uniform 100 basis point increase in interest rates would result in a decrease to pre-tax income of approximately $9.5 million annually based on borrowings on March 31, 2008 that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on March 31, 2008 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of approximately $18 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Credit Risk

The Company’s interest earning assets include money market fund investments, which are classified in “cash and cash equivalents,” and investment securities, substantially all of which are highly-rated state and municipal debt instruments, which are classified in “settlement assets” and accounted for as available-for-sale securities. Credit risk is significantly mitigated in the money market funds by both the short duration of the funds, as well as the diversification provided by the fund format. Substantially all of our investment securities are rated “AA-” or better from a major credit rating agency. We do not expect significant impacts to our portfolio resulting from recent credit market events in the United States and abroad given the nature of our portfolio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of the quarter presented. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter presented, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company as of March 31, 2008, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency)/net investment in The Western Union Company for the year then ended (not presented herein) and in our report dated February 22, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006, and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Denver, Colorado

May 1, 2008

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, Western Union is subject to claims and litigation. Western Union’s Management believes that such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a materially adverse effect on Western Union’s financial position, results of operations or cash flows. Western Union accrues for loss contingencies as they become probable and estimable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors, described in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the first quarter:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs **	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 – 31	—	$—	—	$1,253.6
February 1 – 29	7,300,004	21.56	7,300,000	$1,096.2
March 1 – 31	6,581,000	21.25	6,581,000	$956.4

Total	13,881,004	$21.41	13,881,000

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	In September 2006, our Board of Directors authorized the purchase of up to $1.0 billion of our common stock through December 31, 2008 (“2006 Authorization”). In December, 2007, our Board of Directors authorized the purchase of up to an additional $1.0 billion of our common stock through December 31, 2009 (“2007 Authorization”). As of March 31, 2008, 49.5 million shares have been repurchased for $1,043.6 million at an average cost of $21.10 per share. As of March 31, 2008, $956.4 million remains available under the 2007 Authorization, and all share repurchases under the 2006 Authorization have been made. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1 to facilitate the repurchase of our shares. A Rule 10b5-1 plan permits the Company to repurchase shares at times when we may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company
(Registrant)

Date: May 2, 2008	By	/s/ SCOTT T. SCHEIRMAN
Scott T. Scheirman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2008	By	/s/ AMINTORE T.X. SCHENKEL
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