Form 10-Q
period 2008-06-30
Western Union CO
filed 2008-08-05
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 729,134,917 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Transaction fees	$1,081.3	$981.4	$2,102.1	$1,911.5
Foreign exchange revenue	232.3	185.8	442.3	352.4
Commission and other revenues	33.5	35.7	68.6	70.0

Total revenues	1,347.1	1,202.9	2,613.0	2,333.9

Expenses:
Cost of services	799.4	687.9	1,558.0	1,333.5
Selling, general and administrative	211.5	192.3	409.5	373.1

Total expenses*	1,010.9	880.2	1,967.5	1,706.6

Operating income	336.2	322.7	645.5	627.3

Other income/(expense):
Interest income	12.7	19.1	30.4	38.6
Interest expense	(43.3)	(46.8)	(88.3)	(94.8)
Derivative (losses)/gains, net	(2.4)	1.4	4.4	3.1
Other income, net	4.8	1.8	8.5	6.1

Total other expense, net	(28.2)	(24.5)	(45.0)	(47.0)

Income before income taxes	308.0	298.2	600.5	580.3
Provision for income taxes	76.5	93.7	161.9	182.6

Net income	$231.5	$204.5	$438.6	$397.7

Earnings per share:
Basic	$0.31	$0.27	$0.59	$0.52
Diluted	$0.31	$0.26	$0.58	$0.51
Weighted-average shares outstanding:
Basic	736.5	764.8	741.6	766.5
Diluted	747.5	779.0	752.2	781.1

*	As further described in Note 4, total expenses include amounts paid to related parties of $79.7 million and $61.7 million for the three months ended June 30, 2008 and 2007, respectively, and $153.0 million and $115.7 million for the six months ended June 30, 2008 and 2007, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$1,874.6	$1,793.1
Settlement assets	1,442.4	1,319.2
Property and equipment, net of accumulated depreciation of $278.4 and $251.5, respectively	199.5	200.3
Goodwill	1,640.1	1,639.5
Other intangible assets, net of accumulated amortization of $245.9 and $236.8, respectively	349.8	334.1
Other assets	517.9	498.0

Total assets	$6,024.3	$5,784.2

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued liabilities	$407.5	$350.1
Settlement obligations	1,441.6	1,319.2
Income tax payable	310.8	279.7
Deferred tax liability, net	272.5	263.6
Borrowings	3,368.7	3,338.0
Other liabilities	197.7	182.9

Total liabilities	5,998.8	5,733.5

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 732.4 shares and 749.8 shares issued, respectively	7.3	7.5
Capital deficiency	(113.5)	(341.1)
Retained earnings	209.5	453.1
Accumulated other comprehensive loss	(77.8)	(68.8)

Total stockholders’ equity	25.5	50.7

Total liabilities and stockholders’ equity	$6,024.3	$5,784.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$438.6	$397.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.3	61.3
Stock compensation expense	13.5	15.9
Other non-cash items, net	12.0	17.4
Increase (decrease) in cash, resulting from changes in:
Other assets	(34.3)	24.6
Accounts payable and accrued liabilities	28.4	5.1
Income tax payable	37.4	(22.9)
Other liabilities	(4.6)	(12.0)

Net cash provided by operating activities	560.3	487.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of contract costs	(40.7)	(9.7)
Capitalization of purchased and developed software	(11.3)	(15.2)
Purchases of property and equipment	(28.5)	(43.8)
Notes receivable issued to agents	(1.0)	(5.6)
Repayments of notes receivable issued to agents	13.7	10.9

Net cash used in investing activities	(67.8)	(63.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds/(repayments) of commercial paper	30.8	(164.6)
Repayments of net borrowings under credit facilities	—	(3.0)
Proceeds from exercise of options	214.2	90.5
Common stock repurchased	(656.0)	(280.5)

Net cash used in financing activities	(411.0)	(357.6)

Net change in cash and cash equivalents	81.5	66.1
Cash and cash equivalents at beginning of period	1,793.1	1,421.7

Cash and cash equivalents at end of period	$1,874.6	$1,487.8

Supplemental cash flow information:
Interest paid	$87.9	$93.2
Income taxes paid	$117.6	$200.5
Amounts payable related to common stock repurchased	$26.7	$—

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

The Western Union business consists of the following segments:

•

Consumer-to-consumer—money transfer services between consumers, primarily through a global network of third-party agents using the Company’s multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

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

All businesses that have not been classified into the consumer-to-consumer or consumer-to-business segments are reported as “Other” and include the Company’s money order and prepaid services businesses. The Company’s money orders are issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at retail locations primarily in the United States and Canada, pursuant to a five year agreement that was executed on September 29, 2006 at the time of the Spin-off. See Note 6, “Settlement Assets and Settlement Obligations” for discussion regarding the agreement executed between the Company and IPS on July 18, 2008 whereby the Company will assume the responsibility for issuing money orders effective October 1, 2009. Western Union also markets a Western Union branded prepaid MasterCard® card, a Western Union branded prepaid Visa® card, and provides top-up services for third parties that allow consumers to pay in advance for mobile phone and other services. Also included in “Other” are expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services.

The primary entities providing the services described above are Western Union Financial Services, Inc. (“WUFSI”), Vigo Remittance Corp. (“Vigo”), Orlandi Valuta, E Commerce Group, Paymap, Inc. and Servicio Electrónico de Pago S.A. (“Pago FácilSM”).

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of June 30, 2008, the amount of net assets subject to these limitations totaled approximately $210 million.

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

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of June 30, 2008 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Consistent with industry practice, the accompanying Condensed Consolidated Balance Sheets are unclassified due to the short-term nature of Western Union’s settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long-term investment securities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Restructuring and Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employer’s Accounting for Post-Employment Benefits” for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs arising under the Company’s defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are accounted for under the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The Company also evaluates impairment issues associated with restructuring activities under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of the Company’s IT infrastructure; other expenses related to relocation of various operations to existing Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. For more information on the Company’s restructuring and related expenses see Note 3, “Restructuring and Related Expenses.”

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

•	Level 1: Quoted prices in active markets for identical assets or liabilities. Western Union’s financial instruments that base fair value determinations on Level 1 inputs are not material.

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

•

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation. The Company currently has no Level 3 assets or liabilities that are measured at fair value on a recurring basis.

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

Subsequent Event

In early August 2008, the Company completed an agreement to acquire 100% of the money transfer assets from the Company’s existing money transfer agent in Panama for approximately $18.0 million.

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

As of June 30, 2008 and 2007, there were 7.6 million and 10.2 million, respectively, outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted-average shares	736.5	764.8	741.6	766.5
Common stock equivalents	11.0	14.2	10.6	14.6

Diluted weighted-average shares outstanding	747.5	779.0	752.2	781.1

3. Restructuring and Related Expenses

Missouri and Texas Closures

On February 25, 2008, the Company decided to pursue decision bargaining negotiations with the Communication Workers of America (“CWA”) regarding the possible closure of the Company’s facilities in Missouri and Texas. On March 14, 2008, the Company announced its decision to close substantially all of its facilities in Missouri and Texas and enter into effects bargaining with the CWA regarding severance and other benefits for the approximately 650 affected CWA employees, responsible for performing certain call center, settlement and operational accounting functions. On May 29, 2008, the Company and the CWA entered into a Memorandum of Agreement which resolved the effects of the restructuring decisions on the affected CWA employees and concluded that the Company’s collective bargaining agreement with the CWA would not be renewed. The decision will also result in the elimination of certain management positions in these same facilities. The Company is transitioning these operations to existing Company facilities and third-party providers and expects to complete such transition in the second half of 2008.

In conjunction with the decision, the Company currently expects to incur approximately $60 million in total expenses, consisting of approximately $30 million in severance and employee related benefits for all CWA and certain affected management employees, approximately $15 million in facility closure expenses and approximately $15 million in other expenses associated with the relocation of these operations to existing Company facilities and third-party providers, including costs related to hiring, training, relocation, travel and professional fees. Included in the $15 million of facility closure expenses are approximately $7 million in non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. The Company expects all of these activities to occur and associated expenses to be incurred before the end of 2008.

Other Reorganizations

In January 2008, the Company decided to relocate certain accounting and compliance positions to the Company’s existing operating center in Costa Rica, and to eliminate positions as a result of reorganizing the Company’s information technology and operations functions. The Company expects to incur $7.4 million in total expenses related to these activities. The Company expects all of these activities to occur and associated expenses to be incurred before the end of 2008.

In February 2008, the Company outsourced certain positions related to its call center operations to a third-party provider. In conjunction with the decision, the Company incurred $2.0 million in total expenses in the six months ended June 30, 2008 mainly consisting of severance and employee related benefits. The Company does not expect additional expenses to be incurred related to these restructuring and related activities subsequent to June 30, 2008.

In the second quarter 2008, the Company decided to shut down its San Francisco office and relocate certain functions to existing Company facilities as well as outsourced service providers. The Company expects to incur approximately $9.6 million in total expenses related to these activities. The Company expects these reorganization activities will be substantially completed by December 31, 2008.

The following table summarizes total restructuring and related expenses incurred by quarter during the six months ended June 30, 2008 and additional expenses expected to be incurred (in millions):

	Missouri and Texas Closures	Other Reorganizations	Total
First quarter 2008	$17.3	$6.9	$24.2
Second quarter 2008	15.8	7.1	22.9

Expenses incurred to date	33.1	14.0	47.1
Additional expenses expected to be incurred	26.9	5.0	31.9

Total expected expenses	$60.0	$19.0	$79.0

Activity

The following table summarizes the activity for the restructuring and related expenses discussed above and the related restructuring accruals for the six months ended June 30, 2008 (in millions):

	Severance and Employee Related	Asset Write- Offs and Incremental Depreciation	Lease Terminations	Other (b)	Total
Missouri and Texas Closures:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses	22.1	3.0	—	8.0	33.1
Cash payments	(1.2)	—	—	(5.2)	(6.4)
Non-cash charges (a):
Employee benefit plan costs	(2.8)	—	—	—	(2.8)
Asset write-offs	—	(3.0)	—	—	(3.0)

Balance, June 30, 2008	18.1	—	—	2.8	20.9

Cumulative expenses to date	22.1	3.0	—	8.0	33.1
Additional expenses expected to be incurred	7.9	4.0	8.0	7.0	26.9

Total expected expenses	$30.0	$7.0	$8.0	$15.0	$60.0

Other Reorganizations:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses	12.5	0.1	—	1.4	14.0
Cash payments	(2.8)	—	—	(1.3)	(4.1)
Non-cash charges (a):
Asset write-offs	—	(0.1)	—	—	(0.1)

Balance, June 30, 2008	9.7	—	—	0.1	9.8

Cumulative expenses to date	12.5	0.1	—	1.4	14.0
Additional expenses expected to be incurred	0.5	0.2	—	4.3	5.0

Total expected expenses	$13.0	$0.3	$—	$5.7	$19.0

Total Plans:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses	34.6	3.1	—	9.4	47.1
Cash payments	(4.0)	—	—	(6.5)	(10.5)
Non-cash charges (a):
Employee benefit plan costs	(2.8)	—	—	—	(2.8)
Asset write-offs	—	(3.1)	—	—	(3.1)

Balance, June 30, 2008	27.8	—	—	2.9	30.7

Cumulative expenses to date	34.6	3.1	—	9.4	47.1
Additional expenses expected to be incurred	8.4	4.2	8.0	11.3	31.9

Total expected expenses	$43.0	$7.3	$8.0	$20.7	$79.0

(a)	Employee benefit plan costs relate to the termination of certain retirement eligible CWA and management plan participants in our defined benefit pension plans. Asset write-offs include write-offs of fixed assets and leasehold improvements and accelerated depreciation and amortization. These charges are directly related to the restructuring and related activities and are therefore included in “Expenses” within this table. However, they are recognized outside of the restructuring accrual.

(b)	Other expenses related to the relocation of various operations to existing Company facilities and third-party providers include hiring, training, relocation, travel and professional fees. All such expenses will be recorded when the expense is incurred.

Restructuring and related expenses are reflected in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Cost of services	$19.5	$41.9
Selling, general and administrative	3.4	5.2

Total restructuring and related expenses, pre-tax	$22.9	$47.1

Total restructuring and related expenses, net of tax	$12.7	$27.8

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

	Consumer-to- Consumer	Consumer-to- Business	Other	Total
First quarter 2008	$18.5	$4.5	$1.2	$24.2
Second quarter 2008	13.5	8.7	0.7	22.9

Expenses incurred to date	32.0	13.2	1.9	47.1
Additional expenses expected to be incurred	22.3	8.9	0.7	31.9

Total expected expenses	$54.3	$22.1	$2.6	$79.0

4. Related Party Transactions

The Company has ownership interests in certain of its agents, all of which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the three months ended June 30, 2008 and 2007 totaled $79.7 million and $61.7 million, respectively, and $153.0 million and $115.7 million for the six months ended June 30, 2008 and 2007, respectively. For those agents where an ownership interest was acquired during the year, only amounts paid subsequent to the investment date have been reflected as a related party transaction.

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

The Company has $66.1 million in outstanding letters of credit and bank guarantees at June 30, 2008 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit prior to expiration in most circumstances.

Pursuant to the separation and distribution agreement with First Data in connection with the spin-off from First Data on September 29, 2006 (“Spin-off”), First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company’s business with the Company and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the Spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the Spin-off.

6. Settlement Assets and Settlement Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements.

Settlement assets and obligations are comprised of the following (in millions):

	June 30, 2008	December 31, 2007
Settlement assets:
Cash and cash equivalents	$237.0	$203.5
Receivables from selling agents, net	974.2	921.9
Investment securities	231.2	193.8

	$1,442.4	$1,319.2

Settlement obligations:
Money transfer and payment services payables	$942.0	$870.8
Payables to agents	499.6	448.4

	$1,441.6	$1,319.2

Investment securities consist primarily of high-quality state and municipal debt instruments. Substantially all of the Company’s investment securities were marketable securities during the periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state regulations. Western Union does not hold financial instruments for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments. At June 30, 2008, the significant majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. As of June 30, 2008 and December 31, 2007, gross unrealized gains were $1.1 million and $0.7 million, respectively, offset by gross unrealized losses of $0.3 million and $1.1 million, respectively. During the second quarter 2008, analysis of the unrealized losses on the Company’s preferred stock investments indicated other-than-temporary impairments, resulting in an impairment charge of $1.7 million for the three and six months ended June 30, 2008.

On July 18, 2008, the Company entered into an agreement with IPS, a subsidiary of First Data, which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of the agreement, beginning on October 1, 2009, IPS will assign and transfer to the Company certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities. On the same date, the Company will assume IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders. Western Union will invest the cash received from IPS in high-quality, investment grade securities in accordance with applicable regulations, which are the same as those currently governing the investment of the Company’s United States originated money transfer principal. Revenue will be derived from both fees collected from consumers and earnings generated from the investment portfolio. Revenue generated from the management of the investment portfolio will be retained by the Company and will not be shared with its agents. IPS will continue to provide to the Company processing and clearing services necessary for payment of the money orders in exchange for the payment by the Company to IPS of a per-item processing fee and other administrative fees. The Company will no longer provide to IPS the services required under the original money order agreement or receive from IPS the fee for such services.

7. Comprehensive Income

The components of other comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$231.5	$204.5	$438.6	$397.7
Unrealized gain/(loss) on investment securities	0.9	(0.4)	0.8	(0.4)
Unrealized gain/(loss) on hedging activities	12.5	(0.8)	(16.9)	5.3
Pension liability adjustment	(0.5)	0.1	—	0.1
Foreign currency translation adjustment	0.4	1.6	7.1	0.9

Total other comprehensive income	$244.8	$205.0	$429.6	$403.6

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

The Company has two frozen defined benefit pension plans for which it has a recorded unfunded pension obligation of $29.8 million as of June 30, 2008, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. No contributions were made to these plans by Western Union in 2007 or during the six months ended June 30, 2008. Western Union is not required to contribute to the plans during the remainder of 2008.

The following table provides the components of net periodic benefit cost/(income) for the defined benefit pension plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest costs	$6.0	$6.2	$12.1	$12.3
Expected return on plan assets	(6.9)	(7.1)	(13.8)	(14.2)
Amortization of unrecognized actuarial loss	0.7	0.9	1.4	1.8
Employee termination costs	0.3	—	2.8	—

Net periodic benefit cost/(income)	$0.1	$—	$2.5	$(0.1)

The Company recorded $0.3 million and $2.8 million of expense in the three and six months ended June 30, 2008 relating to the termination of certain retirement eligible CWA and management plan participants in connection with the restructuring activities disclosed in Note 3.

9. Derivative Financial Instruments

The Company is exposed to foreign currency risk resulting from fluctuations in exchange rates, primarily the euro, British pound and Canadian dollar, related to forecasted revenues and also on settlement assets and obligations and cash positions denominated in these and other currencies. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior and subsequent to the issuance of debt. The Company uses derivatives to minimize its exposures related to adverse changes in foreign currency exchange rates and interest rates and not to engage in speculative derivative activities. Foreign currency forward contracts and interest rate swaps of varying maturities are used in these risk management activities.

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

Foreign Currency Hedging

The Company uses longer-term foreign currency forward contracts, generally with maturities of three years or less, to mitigate some of the risk related to changes in the exchange rate between forecasted revenues denominated in other currencies and the United States dollar. The Company assesses the effectiveness of these foreign currency forward contracts based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative (losses)/gains, net” within the Company’s Condensed Consolidated Statements of Income. Differences between changes in the forward rates and spot rates, along with all changes in the fair value during periods in which the instrument is not designated as a hedge, are excluded from the measure of effectiveness.

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

The aggregate United States dollar equivalent notional amount of foreign currency forward contracts held by the Company with external third parties as of the balance sheet dates are as follows (in millions):

	June 30, 2008	December 31, 2007
Contracts not designated as hedges:
Euro	$310.1	$358.9
British pound	52.6	56.4
Other	42.7	46.4

Contracts designated as hedges:
Euro	638.2	585.3
British pound	98.6	99.2
Canadian dollar	98.6	97.5

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

In November 2006, the Company terminated these swaps in conjunction with the issuance of its fixed-rate notes due 2011 and its fixed-rate notes due 2036, by paying cash of approximately $18.6 million to the counterparties. The difference in the actual issuance date and the probable issuance date as stated in the Company’s hedge designation documentation resulted in ineffectiveness of $0.6 million, which was immediately recognized in “Derivative (losses)/gains, net” in the Condensed Consolidated Statements of Income. The remaining $18.0 million loss on the hedges was included in “Accumulated other comprehensive loss” and is being reclassified to “Interest expense” over the life of the related notes.

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

Summary Impact of Derivatives

The following table summarizes activity in “Accumulated other comprehensive loss” related to all derivatives designated as cash flow hedges (in millions):

Six Months Ended June 30, 2008
Balance included in “Accumulated other comprehensive loss” at January 1,	$(43.7)
Total reclassification into earnings from “Accumulated other comprehensive loss,” net of tax	23.3
Changes in fair value of derivatives, net of tax	(40.2)

Balance included in “Accumulated other comprehensive loss” at June 30,	$(60.6)

The following table summarizes (decreases)/increases in the fair value of derivatives held during the six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest rate fair value hedges—effective portion (a)	$(3.0)	$(0.2)	$(0.3)	$(0.2)
Foreign currency cash flow hedges—effective portion (b)	(1.1)	(7.0)	(45.2)	(11.2)
Portion excluded from effectiveness assessment and ineffectiveness (c)	(2.4)	1.4	4.4	3.1
Foreign currency undesignated (d)	(0.3)	(4.1)	(27.0)	(4.5)

Total decrease in fair value	$(6.8)	$(9.9)	$(68.1)	$(12.8)

(a)	Changes in the fair value of interest rate swaps designated as fair value hedges are offset by recognized changes in the fair value of the hedged borrowings.

(b)	The change in spot value of foreign currency forward contracts designated as cash flow hedges is recognized in other comprehensive income or loss. Amounts classified within “Accumulated other comprehensive loss” are reclassified to revenue in the period that the hedged item effects earnings.

(c)	The portion of change in fair value of a derivative excluded from effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates, along with all changes in fair value during periods in which the instrument was not designated as a hedge. These changes were recognized in “Derivative (losses)/gains, net.”

(d)	Changes in the fair value of undesignated foreign currency forward contracts are recognized in “Cost of services.”

10. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2008	December 31, 2007
Due in less than one year:
Commercial paper	$368.9	$338.2
Floating rate notes, due November 2008	500.0	500.0

Due in greater than one year:
5.400% notes, net of discount, due 2011 (a)	1,002.7	1,002.8
5.930% notes, net of discount, due 2016	999.7	999.7
6.200% notes, net of discount, due 2036	497.4	497.3

Total borrowings	$3,368.7	$3,338.0

(a)	During the second quarter 2007, the Company entered into a $75.0 million interest rate swap related to these notes. The fair market value of this interest rate swap of $3.3 million and $3.6 million as of June 30, 2008 and December 31, 2007 corresponds to an associated increase to the carrying value of the 5.400% notes above. For further information regarding the interest rate swap, refer to Note 9, “Derivative Financial Instruments.”

Exclusive of discounts and the fair value of the interest rate swap, maturities of borrowings as of June 30, 2008 are $868.9 million in 2008, $1.0 billion in 2011 and $1.5 billion thereafter. There are no contractual maturities on borrowings during 2009 and 2010.

The Company’s obligations with respect to its outstanding borrowings as described above, rank equally.

11. Fair Value Measurements

As discussed previously in Note 1, the Company adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how Western Union measures fair value, refer to Note 1, “Business and Basis of Presentation.”

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of June 30, 2008 (in millions):

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
State and municipal debt instruments	$—	$214.0	$—	$214.0
Other foreign investment securities	3.4	8.8	—	12.2
Preferred stock of a government sponsored enterprise	—	5.0	—	5.0
Derivative financial instruments	—	5.7	—	5.7

Total assets	$3.4	$233.5	$—	$236.9

Liabilities
Derivative financial instruments	$—	$56.0	$—	$56.0

Total liabilities	$—	$56.0	$—	$56.0

12. Income Taxes

The Company’s effective tax rates on pretax income for the three months ended June 30, 2008 and 2007 were 24.8% and 31.4%, respectively, and 27.0% and 31.5% for the six months ended June 30, 2008 and 2007, respectively. The Company continues to benefit from a higher proportion of profits being foreign-derived and therefore taxed at lower rates than the United States statutory rate. In addition, the decreasing effective rate for both periods reflects the recent finalization and further implementation of foreign tax efficient strategies consistent with the Company’s overall tax planning.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements. The total amount of unrecognized tax benefits as of June 30, 2008 and December 31, 2007, was $296.7 million and $251.4 million, respectively, excluding interest and penalties. A substantial portion of these unrecognized tax benefits related to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $287.8 million and $243.2 million as of June 30, 2008 and December 31, 2007, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense and records the associated liability in “Income tax payable” in its Condensed Consolidated Balance Sheets. The Company recognized $2.7 million in interest and penalties during both the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and 2007, the Company recognized $6.5 million and $5.1 million, respectively, in interest and penalties. The Company has accrued $31.7 million and $24.8 million for the payment of interest and penalties at June 30, 2008 and December 31, 2007, respectively.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the six months ended June 30, 2008 is substantially attributable to such recurring accruals.

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

At June 30, 2008, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.4 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

Tax Allocation Agreement with First Data

The Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the

Company, subsequent adjustments may occur that may impact the Company’s financial position or results of operations.

Also under the tax allocation agreement, with respect to taxes and other liabilities that result from a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion) (“Restructuring Taxes”), the Company will be liable to First Data for any such Restructuring Taxes attributable solely to actions taken by or with respect to the Company. In addition, the Company will also be liable for 50% of any Restructuring Taxes (i) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (ii) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such Restructuring Taxes. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on the Company’s business, financial position and results of operations. First Data generally will be liable for all Restructuring Taxes, other than those described above.

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

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the six months ended June 30, 2008 is as follows (options and aggregate intrinsic value in millions):

	Six Months Ended June 30, 2008
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	59.4	$18.32
Granted	3.4	21.36
Exercised	(12.6)	16.43
Cancelled/forfeited	(0.9)	22.89

Outstanding at June 30,	49.3	$18.93	6	$305.9

Western Union options exercisable at June 30,	41.9	$18.69	6	$273.0

As of June 30, 2008, approximately 50% of outstanding options to purchase the Company’s common stock were held by employees of First Data compared to over 60% as of June 30, 2007.

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 were $86.5 million and $39.7 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units relating to Western Union and First Data employees for the six months ended June 30, 2008 is listed below (awards/units in millions):

	Six Months Ended June 30, 2008
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	1.0	$19.39
Granted	0.4	21.91
Vested	—	19.13
Forfeited	(0.1)	19.89

Non-vested at June 30,	1.3	$20.20

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Condensed Consolidated Statements of Income resulting from stock options, restricted stock awards, and restricted stock units for Western Union employees for the three and six months ended June 30, 2008 and 2007 (in millions, except per share data). A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation impact on income before income taxes	$(5.8)	$(7.1)	$(13.5)	$(15.9)
Income tax benefit from stock-based compensation expense	2.0	2.0	4.2	4.9

Net income impact	$(3.8)	$(5.1)	$(9.3)	$(11.0)

Earnings per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The Company used the following assumptions when it used the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options granted:
Weighted-average risk-free interest rate	3.6%	4.6%	3.0%	4.7%
Weighted-average dividend yield	0.2%	0.2%	0.2%	0.2%
Volatility	31.5%	24.5%	31.3%	23.9%
Expected term (in years)	6.7	6.4	6.0	6.2
Weighted-average fair value	$9.63	$7.31	$7.53	$7.46

All assumptions used to calculate the fair market value of Western Union’s stock options granted during the six months ended June 30, 2008 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the Company’s expected volatility. Beginning in 2008, Western Union used a blend of implied volatility and peer group historical volatility. The Company’s peer group historical volatility was determined using companies in similar industries and/or market capitalization. The Company’s implied volatility was calculated using the market prices of traded options on Western Union’s common stock. Western Union’s expected weighted-average volatility in 2007 was determined based entirely on the calculated peer group historical volatility, as described above, since there was not sufficient trading history for Western Union’s common stock or traded options.

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

All businesses that have not been classified into consumer-to-consumer or consumer-to-business are reported as “Other.” These businesses primarily include the Company’s money order and prepaid services businesses, as well as expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services.

During the three and six months ended June 30, 2008, the Company incurred expenses of $22.9 million and $47.1 million, respectively, for restructuring and related activities, which have not been allocated to segments. While these items are identifiable to the Company’s segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 3.

Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Consumer-to-Consumer:
Transaction fees	$905.0	$811.8	$1,739.6	$1,563.0
Foreign exchange revenue	231.5	185.4	440.8	351.7
Other revenues	8.9	9.6	18.8	18.4

	1,145.4	1,006.8	2,199.2	1,933.1
Consumer-to-Business:
Transaction fees	166.4	160.4	343.0	329.2
Foreign exchange revenue	0.8	0.4	1.5	0.7
Other revenues	12.2	14.1	24.7	27.2

	179.4	174.9	369.2	357.1
Other:
Transaction fees	9.9	9.2	19.5	19.3
Commission and other revenues	12.4	12.0	25.1	24.4

	22.3	21.2	44.6	43.7

Total consolidated revenues	$1,347.1	$1,202.9	$2,613.0	$2,333.9

Operating income:
Consumer-to-Consumer	$305.8	$262.0	$579.1	$500.7
Consumer-to-Business	49.7	55.1	105.9	116.0
Other	3.6	5.6	7.6	10.6

Total segment operating income	359.1	322.7	692.6	627.3
Restructuring and related expenses	(22.9)	—	(47.1)	—

Total consolidated operating income	$336.2	$322.7	$645.5	$627.3

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate; changes in immigration laws, patterns and other factors related to immigrants; technological changes, particularly with respect to e-commerce; the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering and terrorist financing; our ability to attract and retain qualified key employees and to successfully manage our workforce; changes in foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers; adverse movements and volatility in debt and equity capital markets; political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide; growth in the money transfer market and other markets in which we operate at rates materially lower than recent levels; failure to implement agent contracts according to schedule; our ability to maintain our agent network and biller relationships under terms consistent with those currently in place; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally; failure to successfully manage credit and fraud risks presented by our agents and consumers; adverse rating actions by credit rating agencies; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof; our ability to favorably resolve tax matters with the Internal Revenue Service and other tax jurisdictions; changes in industry standards affecting our business; changes in accounting standards, rules and interpretations; failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other nonbank money transfer services providers, including telecommunications providers, card associations and card-based payments providers; our ability to grow our core businesses; our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products; our ability to protect our brands and our other intellectual property rights; our ability to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; any material breach of security of or interruptions in any of our systems; mergers, acquisitions and integration of acquired businesses and technologies into our company and the realization of anticipated synergies from these acquisitions; adverse consequences from our spin-off from First Data Corporation (“First Data”), including resolution of certain ongoing matters; decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; decisions to change the business mix; cessation of various services provided to us by third-party vendors; catastrophic events; and management’s ability to identify and manage these and other risks.

Overview

We are a leading provider of money transfer services, operating in two business segments:

•

Consumer-to-consumer money transfer services, provided primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•

Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies (all sometimes referred to as “billers”) through our network of third-party agents and various electronic channels. We continue to pursue international expansion of our offerings in selected markets; however, the segment’s revenue was primarily generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue for all periods presented.

Significant Financial and Other Highlights

Significant financial and other highlights for the three and six months ended June 30, 2008 include:

•

We generated $1,347.1 million and $2,613.0 million, respectively, in total consolidated revenues, representing 12% growth over both the comparable periods in the prior year. We generated $336.2 million and $645.5 million, respectively, in consolidated operating income, representing 4% and 3% growth over the comparable periods in the prior year, respectively.

•

We incurred $22.9 million and $47.1 million of restructuring and related expenses, respectively, as described within “Operating expenses overview,” and estimate we will incur a total of $79 million of restructuring and related expenses in 2008.

•	Consolidated net income was $231.5 million and $438.6 million, respectively, representing an increase of 13% and 10% over the comparable periods in the prior year, respectively.

•	We completed 47.1 million and 90.2 million, respectively, consumer-to-consumer transactions worldwide, an increase of 13% over each of the comparable periods in the prior year.

•	Our consumers transferred $19 billion and $36 billion, respectively, in consumer-to-consumer transactions, of which $17 billion and $32 billion related to cross-border transactions, respectively.

•	We completed 101.5 million and 205.0 million consumer-to-business transactions, respectively, representing an increase of 2% and 3% over the comparable periods in the prior year, respectively.

•	Consolidated cash flow provided by operating activities was $560.3 million for the six months ended June 30, 2008, an increase of 15% over the comparable period in the prior year.

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

•	Level 1: Quoted prices in active markets for identical assets or liabilities. Western Union’s financial instruments that base fair value determinations on Level 1 inputs are not material.

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

There have been no material changes to our valuation techniques during the six months ended June 30, 2008.

Results of Operations

The following discussion for both consolidated results of operations and segment results refers to the three and six months ended June 30, 2008 compared to the same periods in 2007. Consolidated results of operations should be read in conjunction with segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between the company’s segments have been eliminated.

The company incurred expenses of $22.9 million and $47.1 million for the three and six months ended June 30, 2008, respectively, for restructuring and related activities, which have not been allocated to segments. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

Overview

The following table sets forth our results of operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
(in millions, except per share amounts)
Revenues:
Transaction fees	$1,081.3	$981.4	10%	$2,102.1	$1,911.5	10%
Foreign exchange revenue	232.3	185.8	25%	442.3	352.4	26%
Commission and other revenues	33.5	35.7	(6)%	68.6	70.0	(2)%

Total revenues	1,347.1	1,202.9	12%	2,613.0	2,333.9	12%
Expenses:
Cost of services	799.4	687.9	16%	1,558.0	1,333.5	17%
Selling, general and administrative	211.5	192.3	10%	409.5	373.1	10%

Total expenses	1,010.9	880.2	15%	1,967.5	1,706.6	15%

Operating income	336.2	322.7	4%	645.5	627.3	3%

Other income/(expense):
Interest income	12.7	19.1	(34)%	30.4	38.6	(21)%
Interest expense	(43.3)	(46.8)	(7)%	(88.3)	(94.8)	(7)%
Derivative (losses)/gains, net	(2.4)	1.4	*	4.4	3.1	42%
Other income, net	4.8	1.8	*	8.5	6.1	39%

Total other expense, net	(28.2)	(24.5)	15%	(45.0)	(47.0)	(4)%

Income before income taxes	308.0	298.2	3%	600.5	580.3	3%
Provision for income taxes	76.5	93.7	(18)%	161.9	182.6	(11)%

Net income	$231.5	$204.5	13%	$438.6	$397.7	10%

Earnings per share:
Basic	$0.31	$0.27	15%	$0.59	$0.52	13%
Diluted	$0.31	$0.26	19%	$0.58	$0.51	14%

Weighted-average shares outstanding:
Basic	736.5	764.8		741.6	766.5
Diluted	747.5	779.0		752.2	781.1

*	Calculation not meaningful

The following provides highlights of revenue growth while a more detailed discussion is included in “Segment Discussion”:

Transaction fees and foreign exchange revenue

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenue growth of 12% during both the three and six months ended June 30, 2008 was primarily driven by revenue growth internationally, particularly in the Europe, Middle East, Africa and South Asia (“EMEASA”) region, due to increased money transfers at existing agent locations, and to a lesser extent, money transfers at new agent locations and due to the impact of the euro discussed below. Our international consumer-to-consumer transactions that were originated outside of the United States also continued to experience strong revenue and transaction growth for the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2008, fluctuations in the exchange rate between the euro and the United States dollar resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange revenue (which together represent over 80% of our consolidated revenue) of $38 million and $71 million, respectively, over the previous comparable periods, net of foreign currency hedges, that would not have occurred had there been a constant exchange rate. For the three and six months ended June 30, 2008, the related benefit to operating income was $5 million and $9 million, respectively.

Our Asia Pacific (“APAC”) region also experienced strong transaction and revenue growth during the three and six months ended June 30, 2008 compared to the corresponding periods in 2007, including growth contributed by the strategic inbound markets of China and the Philippines. Within our Americas region (which includes North America, Latin America, the Caribbean, and South America), our United States to Mexico, United States outbound and transactions between and within the United States and Canada (“domestic”) businesses continued to be impacted by market softness and the overall decline in the United States economy, including declines in the construction industry. However, in the second quarter of 2008, the Americas region had positive revenue growth for the first time in seven quarters, and United States originated transactions initiated on our website were positive for the first time in five quarters.

Foreign exchange revenue increased for the three and six months ended June 30, 2008 over the corresponding periods in the prior year, due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. Foreign exchange revenue also benefited from the exchange rate between the euro and the United States dollar described above.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such fee decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% over the last three years. However, during the six months ended June 30, 2008, fee decreases and foreign exchange actions have occurred at a significantly lower rate than in previous years. For 2008, we expect that such fee decreases and foreign exchange actions will be approximately 2% of total Western Union revenue.

Consumer-to-consumer segment revenue typically increases from the first quarter to the fourth quarter each year, and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related in part to holidays in various countries during the fourth quarter.

Commissions and other revenues

During the three and six months ended June 30, 2008, commission and other revenues decreased over the comparable periods in the prior year primarily due to lower investment income on settlement asset balances, in part due to lower interest rates. The decrease in the six months ended June 30, 2008 was partially offset by higher enrollment fees in connection with our recurring mortgage payment service program. Also included in commission and other revenues are commissions received on our retail money order business.

Operating expenses overview

Restructuring and related expenses

For the three and six months ended June 30, 2008, restructuring and related expenses of $19.5 million and $41.9 million, respectively, are classified within “cost of services” and $3.4 million and $5.2 million, respectively, are classified within “selling, general and administrative” in the condensed consolidated statements of income. These restructuring and related expenses associated with the closure of our facilities in Missouri and Texas and other reorganization plans are summarized as follows:

Missouri and Texas Closures

On February 25, 2008, we decided to pursue decision bargaining negotiations with the Communication Workers of America (“CWA”) regarding the possible closure of our facilities in Missouri and Texas. On March 14, 2008, we announced our decision to close substantially all of our facilities in Missouri and Texas and enter into effects bargaining with the CWA regarding severance and other benefits for the approximately 650 affected CWA employees, responsible for performing certain call center, settlement and operational accounting functions. On May 29, 2008, we entered into a Memorandum of Agreement with the CWA which resolved the effects of the restructuring decisions on the affected CWA employees and concluded that our collective bargaining agreement with the CWA would not be renewed. The decision will also result in the elimination of certain management positions in these same facilities. We are transitioning these operations to our existing facilities and third-party providers and expect to complete such transition in the second half of 2008.

In conjunction with the decision, we currently expect to incur approximately $60 million in total expenses, consisting of approximately $30 million in severance and employee related benefits for all CWA and certain affected management employees, approximately $15 million in facility closure expenses and approximately $15 million in other expenses associated with the relocation of these operations to our existing facilities and third-party providers, including costs related to hiring, training, relocation, travel, and professional fees. Included in the $15 million of facility closure expenses are approximately $7 million in non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. We expect all of these activities to occur and associated expenses to be incurred before the end of 2008.

Other Reorganizations

In January 2008, we decided to relocate certain accounting and compliance positions to our existing operating center in Costa Rica, and to eliminate positions as a result of reorganizing our information technology and operations functions. We expect to incur $7.4 million in total expenses related to these activities, and all of these activities to occur and associated expenses to be incurred before the end of 2008.

In February 2008, we also outsourced certain positions related to our call center operations to a third-party provider. In conjunction with the decision, we incurred $2.0 million in total expenses in the six months ended June 30, 2008, mainly consisting of severance and employee related benefits. We do not expect additional expenses to be incurred related to these restructuring and related activities subsequent to June 30, 2008.

In the second quarter 2008, we decided to shut down our San Francisco office and relocate certain functions to existing company facilities as well as outsourced service providers. We expect to incur approximately $9.6 million in total expenses related to these activities, and we expect these reorganization activities to be substantially completed by December 31, 2008.

The total expected expenses related to both the Missouri and Texas closures and the other reorganizations of approximately $79 million are expected to be offset by operating expense savings of approximately $10 million in 2008 and over $35 million annually beginning in 2009, following completion of all transitions. The foregoing figures are estimates, and the expected expenses and savings relating to these restructuring and related activities will not be fully determined until we have finalized all transition and closure plans and such transitions and closures are completed. Of the $47.1 million of restructuring and related expenses incurred in the six months ended June 30, 2008, $34.6 million related to severance and employee related expenses, $3.1 million related to facility closure expenses, consisting of non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization, and $9.4 million related to other expenses associated with the relocation of these operations to our existing facilities and third-party providers, including costs related to hiring, training, relocation, travel, and professional fees.

Cost of services

Cost of services primarily consists of agent commissions and also includes expenses for personnel, software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services as a percentage of revenue increased from 57% for the three and six months ended June 30, 2007 to 59% and 60% for the three and six months ended June 30, 2008, respectively. The increase in cost of services as a percentage of revenue in 2008 compared to the corresponding periods in 2007 was primarily attributable to the restructuring and related expenses described above and due to a higher percentage of our consumer-to-business services generated from our United States electronic-based payments and payments related to Servicio Electrónico de Pago S.A. and related entities (“Pago FácilSM”), each of which have higher cost of services as a percentage of revenue compared to our United States cash-based payments. In addition, the shift in our business mix reflecting stronger growth from our international consumer-to-consumer business, which carries higher cost of services compared to our United States originated businesses, has contributed to the increase. Consumer-to-consumer agent renewals in 2007 and the first six months of 2008 resulted in overall commission rates materially consistent for the three and six months ended June 30, 2008 compared to the corresponding periods in 2007.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three and six months ended June 30, 2008 compared to the corresponding periods in the previous year primarily due to higher employee compensation expenses in 2008 compared to 2007 and the restructuring and related expenses incurred during the three and six months ended June 30, 2008. For the six months ended June 30, 2008, these increases were offset by the timing of marketing initiatives and better leverage of our marketing expenses.

During the three and six months ended June 30, 2008, marketing related expenditures, principally classified within “selling, general and administrative” expenses, were approximately 5.5% of revenue due to timing of marketing initiatives and better leveraging of our marketing expenditures. For the three and six months ended June 30, 2007, marketing related expenditures were approximately 6.5% of revenue. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments and other initiatives in order to best maximize the return on these investments. Such fee decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% over the last three years. We anticipate that full year 2008 fee decreases and foreign exchange actions will be approximately 2% of consolidated revenue. For further discussion regarding fee decreases and foreign exchange actions refer to the “Transaction fees and foreign exchange revenue” discussion within the consumer-to-consumer segment section.

Interest income

Interest income decreased during the three and six months ended June 30, 2008 compared to the corresponding periods in the prior year due to lower short-term interest rates, partially offset by higher average interest bearing cash balances.

Interest expense

Interest expense decreased during the three and six months ended June 30, 2008 compared to the same periods in the prior year due to decreases in short-term interest rates, partially offset by higher average borrowings.

Derivative (losses)/gains, net

Derivative (losses)/gains, net for the three and six months ended June 30, 2008 and 2007 relate primarily to the portion of the change in fair value of accounting hedges that is excluded from the measurement of effectiveness. The gain recognized for the six months ended June 30, 2008, which is primarily non-cash, is expected to substantially reverse by the end of 2008.

Other income, net

Other income, net increased during the three and six months ended June 30, 2008 compared to the corresponding periods primarily due to increased earnings on our equity method investments.

Income taxes

Our effective tax rates on pretax income were 24.8% and 27.0% for the three and six months ended June 30, 2008, respectively, and 31.4% and 31.5% for the three and six months ended June 30, 2007, respectively. We continue to benefit from a higher proportion of profits being foreign-derived and therefore taxed at lower rates than the United States statutory rate. In addition, the decreasing effective tax rate for both periods reflects the recent finalization and further implementation of foreign tax efficient strategies consistent with our overall tax planning.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of June 30, 2008, the total amount of unrecognized tax benefits is a liability of $328.4 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the periods in facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the periods. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods.

Earnings per share

During the three months ended June 30, 2008, basic and diluted earnings per share were both $0.31, and during the six months ended June 30, 2008, basic and diluted earnings per share were $0.59 and $0.58, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. As of June 30, 2008 and 2007, there were 7.6 million and 10.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise. Of the 49.3 million outstanding options to purchase shares of our common stock as of June 30, 2008, approximately 50% are held by employees of First Data.

Diluted earnings per share increased during the three and six months ended June 30, 2008 compared to the same periods in the prior year due to increased net income as a result of the previously described factors, and lower weighted-average diluted shares outstanding. The lower number of diluted shares outstanding was driven by stock repurchases exceeding stock option exercises in 2007 and the first six months of 2008.

Segment Discussion

We manage our business around the consumers we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and consumer-to-business. Businesses not considered part of these segments are categorized as “Other.” Also included in “Other” are expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services.

The company incurred expenses of $22.9 million and $47.1 million for restructuring and related activities during the three and six months ended June 30, 2008, respectively, which have not been allocated to segments. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Consumer-to-consumer (a)
EMEASA	44%	40%	43%	39%
Americas	34%	38%	34%	38%
APAC	7%	6%	7%	6%

Total Consumer-to-consumer	85%	84%	84%	83%
Consumer-to-business	13%	15%	14%	15%
Other	2%	1%	2%	2%

	100%	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid, with each transaction and the related revenue being split 50% between the two regions. For those money transfer transactions that are initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$905.0	$811.8	11%	$1,739.6	$1,563.0	11%
Foreign exchange revenue	231.5	185.4	25%	440.8	351.7	25%
Other revenues	8.9	9.6	(7)%	18.8	18.4	2%

Total revenues	$1,145.4	$1,006.8	14%	$2,199.2	$1,933.1	14%

Operating income	$305.8	$262.0	17%	$579.1	$500.7	16%
Operating income margin	27%	26%		26%	26%
Key indicators:
Consumer-to-consumer transactions	47.1	41.7	13%	90.2	79.5	13%

The table below sets forth transaction and revenue growth rates by region for the three and six months ended June 30, 2008.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Consumer-to-consumer transaction growth (a)
EMEASA	24%	25%
Americas	4%	4%
APAC	25%	24%
Consumer-to-consumer revenue growth (a)
EMEASA	23%	24%
Americas	1%	1%
APAC	30%	31%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid, with each transaction and the related revenue being split 50% between the two regions. For those money transfer transactions that are initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. India and China combined represented approximately 6% of consolidated Western Union revenues during the three and six months ended June 30, 2008, and approximately 5% during the three and six months ended June 30, 2007. Mexico represented approximately 7% of consolidated Western Union revenues during the three and six months ended June 30, 2008, and approximately 8% during the three and six months ended June 30, 2007.

Transaction fees and foreign exchange revenue

The primary drivers of consumer-to-consumer revenue growth are transaction fees and foreign exchange revenue. Consumer-to-consumer money transfer revenue growth of 14% for the three and six months ended June 30, 2008 over the same periods in 2007 was driven by revenue growth of 19% in our international business for both periods on transaction growth of 18% and 19%, respectively. As previously defined, our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer transactions that were originated outside of the United States also continued to experience strong revenue and transaction growth during the three and six months ended June 30, 2008.

Revenue growth in our EMEASA region was 23% and 24% on transaction growth of 24% and 25% for the three and six months ended June 30, 2008, respectively. The growth in our EMEASA region during the three and six months ended June 30, 2008, was primarily driven by transaction growth and the impact of the euro, as further described below. Also contributing to the growth in the EMEASA region was the key strategic inbound market of India which experienced transaction growth of 65% for both the three and six months ended June 30, 2008, and revenue growth of 54% and 53% for the three and six months ended June 30, 2008, respectively.

Fluctuations in the exchange rate between the euro and the United States dollar have resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange revenue of $38 million and $71 million for the three and six months ended June 30, 2008, respectively, over the corresponding periods in the prior year that would not have occurred had there been a constant exchange rate. This benefit to revenue, which primarily benefits our EMEASA business, is net of the impact of our foreign currency hedges. For the three and six months ended June 30, 2008, the related benefit to operating income was $5 million and $9 million, respectively.

Americas revenue and transactions grew 1% and 4% for both the three and six months ended June 30, 2008. Overall, the region’s revenue grew, however, our United States domestic and the United States outbound businesses declined and continue to be impacted by market softness and the overall decline in the United States economy, including declines in the construction industry, for the three and six months ended June 30, 2008.

Within the Americas region, revenue declines in our domestic business, which represents approximately 10% of consolidated revenue for the three and six months ended June 30, 2008, continued to occur due to the factors described above, although the declines moderated from the corresponding three and six month periods in 2007 as there were no significant pricing reductions after the early part of 2007. Domestic revenue declined 7% on transaction declines of 3% for both the three and six months ended June 30, 2008, due in part to the impact of lower principal amounts sent. In addition, United States telephone money transfers, and to a lesser extent, website money transfer transactions continue to be impacted. Although revenue from our website and the telephone in the United States declined for the three and six months ended June 30, 2008 over comparable periods in the prior year, these declines moderated.

In early July, the Arizona Court of Appeals overturned a trial court’s ruling in Western Union’s favor regarding the authority of the Arizona Attorney General to seize money transfers originated in states other than Arizona and intended for payment in Mexico. Western Union has asked the Arizona Supreme Court to consider the matter and is in ongoing discussions with the Arizona Attorney General’s office. The Arizona Attorney General has not attempted to resume the type of seizures that are at issue in this litigation. To date, Western Union has not experienced an impact to its Americas business as a result of this recent decision. However, the situation remains unresolved.

Revenue in our Mexico business, which represented 7% of consolidated revenue in the three and six months ended June 30, 2008, grew 3% and 2%, respectively, for the three and six months ended June 30, 2008 compared to the same periods in 2007. Mexico revenue growth exceeded transaction growth of 1% and 2% during the three and six months ended June 30, 2008 as there were no significant pricing reductions after the early part of 2007.

Revenue and transaction growth in the APAC region for the three and six months ended June 30, 2008, was driven by strong inbound growth to the region. The key strategic markets of the Philippines and China continued to grow with China revenue growing at 27% and 31% for the three and six months ended June 30, 2008, respectively. China transactions grew 18% and 20% for the three and six months ended June 30, 2008, respectively.

Foreign exchange revenue increased for the three and six months ended June 30, 2008 compared to the same periods in the prior year due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. Foreign exchange revenue also benefited from the exchange rate between the euro and the United States dollar described above.

We have historically implemented and will likely implement strategic future fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such fee decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% over the last three years. However, during the six months ended June 30, 2008, fee decreases and foreign exchange actions have occurred at a significantly lower rate than in previous years. For 2008, we expect that such fee decreases and foreign exchange actions will be approximately 2% of total Western Union revenue.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth in all periods presented was the growth in transactions at existing agent locations, the increased number of agent locations and marketing campaigns promoting Western Union services. The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 355,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of June 30, 2008, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the last 12 months. In the developing regions of Asia and other areas where there are predominantly receive locations, approximately 70% of locations experienced money transfer activity in the last 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-consumer operating income increased by 17% and 16% during the three and six months ended June 30, 2008 compared to the same periods in 2007, respectively. This increase, in addition to the increase in our operating income margins during the three months ended June 30, 2008 compared to the corresponding period in 2007, was primarily driven by increased revenue and related profits in our businesses outside of the United States, the timing of marketing initiatives and by better leveraging our marketing expenditures. This increase was partially offset by revenue declines in our United States businesses and the ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated business. However, we have been experiencing a convergence between international operating profit margins and profit margins of our United States originated businesses.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$166.4	$160.4	4%	$343.0	$329.2	4%
Other revenues	13.0	14.5	(10)%	26.2	27.9	(6)%

Total revenues	$179.4	$174.9	3%	$369.2	$357.1	3%

Operating income	$49.7	$55.1	(10)%	$105.9	$116.0	(9)%
Operating income margin	28%	32%		29%	32%

Key indicators:
Consumer-to-business transactions	101.5	99.3	2%	205.0	199.7	3%

Transaction fees and other revenues

Transaction fees increased during the three and six months ended June 30, 2008 compared to the comparable periods in the prior year primarily driven by growth in the Pago Fácil business and the United States electronic-based bill payments, offset by a decline in United States cash-based bill payment revenue.

Other revenues decreased for the three and six months ended June 30, 2008 compared to the corresponding periods in 2007 due to lower investment income on settlement asset balances primarily due to lower interest rates. The decrease in the six months ended June 30, 2008 was partially offset by higher enrollment fees in connection with our recurring mortgage payment service program.

Operating income

For the three and six months ended June 30, 2008, operating income decreased compared to the same periods in the prior year primarily due to declines in United States cash-based payments, partially offset by growth in Pago Fácil payments. Operating income margins also declined for both periods as United States electronic-based and Pago Fácil payments have lower operating margins than the declining United States cash-based bill payments business.

Other

The following table sets forth other results for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
(dollars in millions)
Revenues	$22.3	$21.2	5%	$44.6	$43.7	2%
Operating income	$3.6	$5.6	(36)%	$7.6	$10.6	(28)%
Operating income margin	16%	26%		17%	24%

Revenues

Revenue increased for the three months ended June 30, 2008 over the same period in 2007 due to revenue growth in our Pago Fácil prepaid services business. During the six months ended June 30, 2008, revenue also increased from our Pago Fácil prepaid services, partially offset by declines in our United States prepaid services revenues.

First Data, through its subsidiary Integrated Payment Systems Inc. (“IPS”), issues our Western Union branded money orders, pursuant to a five year agreement that was executed on September 29, 2006 at the time of the spin-off. On July 18, 2008, we entered into an agreement with IPS which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of that agreement beginning on October 1, 2009, IPS will assign and transfer to us certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities. On the same date, we will assume IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders. Western Union will invest the cash received from IPS in high-quality, investment grade securities in accordance with applicable regulations, which are the same as those currently governing the investment of our United States originated money transfer principal. Revenue will be derived from both fees collected from consumers and earnings generated from the investment portfolio. Revenue generated from the management of the investment portfolio will be retained by us and will not be shared with our agents. IPS will continue to provide to us processing and clearing services necessary for payment of the money orders in exchange for the payment by us to IPS of a per-item processing fee and other administrative fees. We will no longer provide to IPS the services required under the original money order agreement or receive from IPS the fee for such services.

Operating income

For the three months ended June 30, 2008, the decrease in operating income was driven by operating income declines related to our money order business and costs incurred to develop mobile money transfer services. During the six months ended June 30, 2008, in addition to these factors, operating income declines were also impacted by our United States prepaid services business.

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

Cash and Investment Securities

As of June 30, 2008, we have cash and cash equivalents of $1.9 billion. Our foreign entities held $1.0 billion of our cash and cash equivalents at June 30, 2008. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses overseas.

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

A portion of our settlement assets are held in investment securities, substantially all of which are highly rated state and municipal debt instruments, totaling $231.2 million as of June 30, 2008. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold financial instruments for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments. As of June 30, 2008, the significant majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of June 30, 2008, no individual security represented more than 5% of our investment securities portfolio.

IPS, our third-party issuer of Western Union money orders, holds the settlement assets generated from the sale of money orders, and maintains the responsibility for investing those funds. Based on the terms of the contract with IPS, we are provided with a fixed rate of return on the funds awaiting settlement. In connection with the July 18, 2008 agreement we entered into with IPS, on October 1, 2009 we will assume the responsibility for the settlement of money orders and will have responsibility for managing the investment portfolio. On the same date, we will receive an amount of cash sufficient to satisfy all money order liabilities outstanding, which we estimate will be approximately $800 million based on current balances.

Cash Flows from Operating Activities

During the six months ended June 30, 2008 and 2007, cash provided by operating activities was $560.3 million and $487.1 million, respectively. Cash flows provided by operating activities increased for the six months ended June 30, 2008 compared to the same period in the prior year due to increased net income and favorable working capital fluctuations in 2008.

Financing Resources

At June 30, 2008, we have outstanding borrowings of $3,368.7 million. These outstanding borrowings consist of $368.9 million in commercial paper, $500.0 million in unsecured floating rate notes due November 2008, and $2.5 billion in unsecured fixed rate notes with maturities ranging from 2011 to 2036. We also have a $1.5 billion revolving credit facility available to meet additional short-term liquidity needs that might arise, and which is available to support borrowings under our commercial paper program.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. Our commercial paper borrowings may have maturities of up to 397 days from the date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. Our commercial paper borrowings at June 30, 2008 had a weighted-average interest rate of approximately 3.1% and a weighted-average initial term of 4 days.

Our unsecured floating rate notes of $500 million mature in November 2008. Currently, we intend to refinance these floating rate notes with new financing sources, depending on market conditions.

Cash Priorities

Capital Expenditures

The total aggregate amount capitalized for contract costs, purchases of property and equipment, and purchased and developed software was $80.5 million and $68.7 million for the six months ended June 30, 2008 and 2007, respectively. Amounts capitalized for new and renewed agent contracts were $40.7 million and $9.7 million during the six months ended June 30, 2008 and 2007, respectively. Such contract costs will vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included purchased and developed software costs and purchases of property and equipment representing investments in our information technology infrastructure and the renovation of certain facilities.

Return Value to Shareholders through Share Repurchases and Dividends

Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1 billion authorization in June 2008 (“2008 Authorization”), a $1 billion authorization in December 2007 (“2007 Authorization”) and a $1 billion authorization in September 2006 which has been fully utilized. During the six months ended June 30, 2008, 30.4 million shares have been repurchased for $682.3 million, excluding commissions, at an average cost of $22.45 per share. As of June 30, 2008, $1,571.3 million remains available under the 2007 and 2008 Authorizations.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit plans that together had a recorded unfunded pension obligation of $29.8 million as of June 30, 2008. In 2007 and for the six months ended June 30, 2008, we did not make a contribution to these plans, and based on current asset return calculations and minimum funding requirements, no such contribution is required in 2008. During 2009, we expect that we will be required to contribute approximately $9 million to these plans and we expect we will have similar continuing annual funding requirements for the next five years, based on current market conditions.

Other Commercial Commitments

We had $66.1 million in outstanding letters of credit and bank guarantees at June 30, 2008 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are held primarily in connection with lease arrangements and certain agent settlement agreements. We expect to renew the letters of credit and bank guarantees prior to their expiration in most circumstances.

As of June 30, 2008, our total amount of unrecognized income tax benefits is a liability of $328.4 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early adoption is encouraged, as are comparative disclosures for earlier periods. We are currently evaluating the impact of adopting SFAS No. 161.

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

In addition to the above Critical Accounting Policies, during the six months ended June 30, 2008 we incurred expenses in connection with restructuring and related expenses and expect to incur material amounts of such costs during the year ended December 31, 2008. Accordingly, we now consider our restructuring policy as a Critical Accounting Policy as follows:

Severance-related expenses are recorded once they are both probable and estimable in accordance with the provisions of SFAS No. 112, “Employer’s Accounting for Post-Employment Benefits” for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs arising under the company’s defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are accounted for under the provisions of

SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” We also evaluate impairment issues associated with restructuring activities under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of our IT infrastructure; other expenses related to relocation of various operations to existing company facilities and third-party providers, including hiring, training, relocation, travel, and professional fees. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. Such costs represent management’s best estimate, but require assumptions about the activities that may change over time, including attrition rates. Estimates are evaluated periodically to determine if an adjustment is required.

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

At December 31, 2007, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would result in a decrease/increase to pre-tax annual income of approximately $28 million based on the company’s forecast of unhedged 2008 exposure to foreign currency. The exposure as of June 30, 2008 is not materially different based on the company’s forecast of unhedged exposure to foreign currency through June 30, 2009. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that the company would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets with a total value of $1.9 billion at June 30, 2008. Approximately $1.8 billion of these assets bear interest at floating rates, and are therefore sensitive to changes in interest rates. These assets are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” Such assets classified as “cash and cash equivalents” are highly liquid investments with maturities of three months or less at the date of purchase and are readily convertible to cash. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our portfolio consists of highly rated, fixed rate municipal bonds, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the condensed consolidated balance sheets. As interest rates rise, the fair market value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities. We have classified these investments as available-for-sale within “settlement assets” in the condensed consolidated balance sheets, and accordingly, recorded these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ equity on our condensed consolidated balance sheets.

As of June 30, 2008, $943.9 million of our total $3,368.7 million in debt carries a floating interest rate or matures in such a short period that the financing is effectively a floating rate position. Of this floating rate debt, $500.0 million bears interest based on the three month LIBOR plus 15 basis points and is reset quarterly, $368.9 million represents commercial paper with a weighted-average interest rate of approximately 3.1% and a weighted-average initial term of 4 days and $75.0 million is fixed-rate debt that has effectively been changed to LIBOR-based floating rate debt through an interest rate swap agreement.

The company reviews its overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering duration of the individual positions. The company actively manages this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and optimize returns. Portfolio exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges, to increase the percent of floating rate debt, subject to market conditions. For example, during June 2007, we entered into an interest rate swap with a notional amount of $75.0 million to manage the mix of fixed and floating rates in our debt portfolio. Our weighted-average interest rate on our borrowings, including our hedges, outstanding at June 30, 2008 was approximately 5.0%.

A hypothetical 100 basis point increase in interest rates would result in a decrease to pre-tax income of approximately $9 million annually based on borrowings on June 30, 2008 that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on June 30, 2008 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of approximately $18 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Credit Risk

The company’s interest earning assets include money market fund investments, which are classified in “cash and cash equivalents,” and investment securities, substantially all of which are highly-rated state and municipal debt instruments, which are classified in “settlement assets” and accounted for as available-for-sale securities. Credit risk is significantly mitigated in the money market funds by both the short duration of the funds, as well as the diversification provided by the fund format. The significant majority of our investment securities are rated “AA-” or better from a major credit rating agency. We do not expect significant impacts to our portfolio resulting from recent credit market events in the United States and abroad given the nature of our portfolio.

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

Changes in Internal Control over Financial Reporting

As announced on March 14, 2008, the Company will close substantially all of its facilities in Missouri and Texas. These closures will result in the elimination or relocation of employees who, among other functions, staffed our money transfer settlement and operational accounting functions. Accordingly, the Company will experience significant turnover in these accounting areas during the transition of these operations to other Company facilities. Management believes it is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change.

There were no additional changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

/s/    ERNST & YOUNG LLP

Denver, Colorado

August 4, 2008

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors, described in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the second quarter:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 – 30	2,100,000	$21.19	2,100,000	$911.9
May 1 – 31	6,550,000	23.28	6,550,000	$759.4
June 1 – 30	7,860,500	23.93	7,860,500	$1,571.3

Total	16,510,500	$23.32	16,510,500

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1 billion authorization in June 2008 (“2008 Authorization”), a $1 billion authorization in December 2007 (“2007 Authorization”) and a $1 billion authorization in September 2006 which has been fully utilized. As of June 30, 2008, $1,571.3 million remains available under the 2007 and 2008 Authorizations. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1 to facilitate the repurchase of our shares. A Rule 10b5-1 plan permits the Company to repurchase shares at times when we may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual stockholders’ meeting on May 23, 2008. At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company for a three year term and (ii) ratified selection of auditors. The following directors’ terms of office continued after the meeting: Dinyar S. Devitre, Betsy D. Holden, Christina A. Gold, Roberto G. Mendoza, Mike Miles and Dennis Stevenson.

Proposal 1: Election of Directors.

Nominee	For	Against	Withheld
Jack M. Greenberg	650,966,262	14,624,731	6,651,913
Alan J. Lacy	663,474,167	2,245,880	6,522,859
Linda Fayne Levinson	659,192,746	6,444,409	6,605,751

Proposal 2: Ratification of Selection of Auditors.

For	Against	Abstentions	Broker Non-Votes
657,107,111	8,555,003	6,580,792	—

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: August 5, 2008	By	/S/ SCOTT T. SCHEIRMAN
Scott T. Scheirman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2008	By	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under The Western Union Company 2006 Long-Term Incentive Plan

10.2	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the 2002 First Data Corporation Long-Term Incentive Plan

10.3	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the First Data Corporation 1992 Long-Term Incentive Plan

10.4	Letter Agreement, dated May 22, 2008, between The Western Union Company and Stewart A. Stockdale

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code