Form 10-Q
period 2008-09-30
Western Union CO
filed 2008-11-03
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 30, 2008, 715,573,719 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Transaction fees	$1,098.6	$1,019.7	$3,200.7	$2,931.2
Foreign exchange revenue	238.7	203.2	681.0	555.6
Commission and other revenues	40.1	34.3	108.7	104.3

Total revenues	1,377.4	1,257.2	3,990.4	3,591.1

Expenses:
Cost of services	785.6	722.2	2,343.6	2,055.7
Selling, general and administrative	216.6	204.9	626.1	578.0

Total expenses*	1,002.2	927.1	2,969.7	2,633.7

Operating income	375.2	330.1	1,020.7	957.4

Other income/(expense):
Interest income	8.7	20.3	39.1	58.9
Interest expense	(40.4)	(47.1)	(128.7)	(141.9)
Derivative (losses)/gains, net	(14.4)	2.0	(10.0)	5.1
Other income, net	3.9	1.6	12.4	7.7

Total other expense, net	(42.2)	(23.2)	(87.2)	(70.2)

Income before income taxes	333.0	306.9	933.5	887.2
Provision for income taxes	92.2	90.6	254.1	273.2

Net income	$240.8	$216.3	$679.4	$614.0

Earnings per share:
Basic	$0.33	$0.29	$0.92	$0.80
Diluted	$0.33	$0.28	$0.91	$0.79
Weighted-average shares outstanding:
Basic	724.9	757.5	736.0	763.6
Diluted	737.2	767.4	747.6	776.6

*	As further described in Note 7, total expenses include amounts paid to related parties of $80.4 million and $64.7 million for the three months ended September 30, 2008 and 2007, respectively, and $233.4 million and $180.4 million for the nine months ended September 30, 2008 and 2007, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$1,129.6	$1,793.1
Settlement assets	1,292.2	1,319.2
Property and equipment, net of accumulated depreciation of $293.5 and $251.5, respectively	194.6	200.3
Goodwill	1,653.0	1,639.5
Other intangible assets, net of accumulated amortization of $261.8 and $236.8, respectively	351.2	334.1
Other assets	883.6	498.0

Total assets	$5,504.2	$5,784.2

Liabilities and Stockholders’ (Deficiency)/Equity

Liabilities:
Accounts payable and accrued liabilities	$415.2	$350.1
Settlement obligations	1,292.2	1,319.2
Income tax payable	395.5	279.7
Deferred tax liability, net	288.1	263.6
Borrowings	3,082.5	3,338.0
Other liabilities	120.9	182.9

Total liabilities	5,594.4	5,733.5

Commitments and contingencies (Note 5)

Stockholders’ (deficiency)/equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 716.9 shares and 749.8 shares issued, respectively	7.2	7.5
Capital deficiency	(25.2)	(341.1)
Retained (deficiency)/earnings	(72.9)	453.1
Accumulated other comprehensive income/(loss)	0.7	(68.8)

Total stockholders’ (deficiency)/equity	(90.2)	50.7

Total liabilities and stockholders’ (deficiency)/equity	$5,504.2	$5,784.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$679.4	$614.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106.9	92.2
Stock compensation expense	19.8	45.6
Other non-cash items, net	29.6	23.7
Increase (decrease) in cash, resulting from changes in:
Other assets	(63.4)	28.7
Accounts payable and accrued liabilities	63.5	53.1
Income tax payable	103.0	42.8
Other liabilities	(13.5)	(16.8)

Net cash provided by operating activities	925.3	883.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of contract costs	(68.8)	(36.1)
Capitalization of purchased and developed software	(15.5)	(21.7)
Purchases of property and equipment	(40.7)	(64.5)
Acquisition of business, net of cash acquired	(18.2)	—
Increase in receivable for securities sold	(298.1)	—
Notes receivable issued to agents	(1.0)	(5.9)
Repayments of notes receivable issued to agents	18.9	16.2

Net cash used in investing activities	(423.4)	(112.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of commercial paper	(256.2)	(49.7)
Repayments of net borrowings under credit facilities	—	(3.0)
Proceeds from exercise of options	296.2	109.5
Common stock repurchased	(1,205.4)	(580.8)

Net cash used in financing activities	(1,165.4)	(524.0)

Net change in cash and cash equivalents	(663.5)	247.3
Cash and cash equivalents at beginning of period	1,793.1	1,421.7

Cash and cash equivalents at end of period	$1,129.6	$1,669.0

Supplemental cash flow information:
Interest paid	$92.5	$103.8
Income taxes paid	$158.2	$242.8

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

All businesses that have not been classified into the consumer-to-consumer or consumer-to-business segments are reported as “Other” and include the Company’s money order and prepaid services businesses. The Company’s money orders are issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at retail locations primarily in the United States and Canada. See Note 8, “Settlement Assets and Settlement Obligations” for discussion regarding the agreement executed between the Company and IPS on July 18, 2008 whereby the Company will assume the responsibility for issuing money orders effective October 1, 2009. Western Union also markets a Western Union branded prepaid MasterCard® card, a Western Union branded prepaid Visa® card, and provides top-up services for third parties that allow consumers to pay in advance for mobile phone and other services. Also included in “Other” are expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of September 30, 2008, the amount of net assets subject to these limitations totaled approximately $210 million.

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

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2008 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Restructuring and Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employer’s Accounting for Post-Employment Benefits” for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs arising under the Company’s defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are accounted for under the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The Company also evaluates impairment issues associated with restructuring activities under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of the Company’s IT infrastructure; other expenses related to relocation of various operations to existing Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. Also included in facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. For more information on the Company’s restructuring and related expenses see Note 3, “Restructuring and Related Expenses.”

Fair Value Measurements

Effective January 1, 2008, the Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The standard describes three levels of inputs that may be used to measure fair value.

•	Level 1: Quoted prices in active markets for identical assets or liabilities. Western Union’s financial instruments that base fair value determinations on Level 1 inputs are not material.

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Most of Western Union’s assets and liabilities fall within Level 2 and include state and municipal debt instruments, other foreign investment securities, and derivative assets and liabilities. Western Union utilizes pricing services to value its Level 2 financial instruments. Pricing services use multiple prices as inputs into a distribution-curve-based algorithm to determine daily market values. Fair values are corroborated by comparing outputs from different pricing sources.

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

Pursuant to the Financial Accounting Standards Boards (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a non-recurring basis has been deferred for one year. The Company is primarily impacted by this deferral as it relates to non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods). The Company will adopt these remaining provisions of FAS 157 effective January 1, 2009. The Company does not expect the impact to be significant on the financial position, results of operations and cash flows.

For more information on the fair value of financial instruments see Note 13, “Fair Value Measurements.”

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The statement establishes accounting and reporting standards for a noncontrolling interest in a subsidiary. The adoption of the requirements of SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and may not be early adopted. The Company does not expect the impact of adopting SFAS No. 160 to be significant on the financial position, results of operations and cash flows, as the Company’s current non-controlling interests are immaterial.

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

As of September 30, 2008 and 2007, there were 7.4 million and 10.8 million, respectively, outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted-average shares	724.9	757.5	736.0	763.6
Common stock equivalents	12.3	9.9	11.6	13.0

Diluted weighted-average shares outstanding	737.2	767.4	747.6	776.6

3. Restructuring and Related Expenses

Missouri and Texas Closures

On February 25, 2008, the Company decided to pursue decision bargaining negotiations with the Communication Workers of America (“CWA”) regarding the possible closure of the Company’s facilities in Missouri and Texas. On March 14, 2008, the Company announced its decision to close substantially all of its facilities in Missouri and Texas and enter into effects bargaining with the CWA regarding severance and other benefits for the approximately 650 affected CWA employees, responsible for performing certain call center, settlement and operational accounting functions. On May 29, 2008, the Company and the CWA entered into a Memorandum of Agreement which resolved the effects of the restructuring decisions on the affected CWA employees and concluded that the Company’s collective bargaining agreement with the CWA would not be renewed. The decision also resulted in the elimination of certain management positions in these same facilities. The Company is transitioning these operations to existing Company facilities and third-party providers and expects to complete such transition in the fourth quarter of 2008.

In conjunction with the decision, the Company currently expects to incur approximately $50 million in total expenses, consisting of approximately $13 million in severance and employee related benefits for all CWA and certain affected management employees, approximately $15 million in facility closure expenses and approximately $22 million in other expenses associated with the relocation of these operations to existing Company facilities and third-party providers, including costs related to hiring, training, relocation, travel and professional fees. Included in the $15 million of facility closure expenses are approximately $7 million in non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. The Company expects all of these activities to occur and associated expenses to be incurred before the end of 2008.

Other Reorganizations

In addition to the Missouri and Texas Closures, the Company also eliminated and relocated certain accounting, compliance, call center, information technology and operations positions to existing Company facilities and outsourced service providers. The Company expects to incur a total of $20 million in expenses related to these other reorganizations, and expects substantially all of these activities to occur and associated expenses to be incurred before the end of 2008.

The following table summarizes total restructuring and related expenses incurred by quarter during the nine months ended September 30, 2008 and additional expenses expected to be incurred (in millions):

	Missouri and Texas Closures	Other Reorganizations	Total
First quarter 2008	$17.3	$6.9	$24.2
Second quarter 2008	15.8	7.1	22.9
Third quarter 2008	0.4	2.8	3.2

Expenses incurred to date	33.5	16.8	50.3
Additional expenses expected to be incurred	16.5	3.2	19.7

Total expected expenses	$50.0	$20.0	$70.0

Activity

The following table summarizes the activity for the restructuring and related expenses discussed above and the related restructuring accruals for the nine months ended September 30, 2008 (in millions):

	Severance and Employee Related	Asset Write- Offs and Incremental Depreciation	Lease Terminations	Other (c)	Total
Missouri and Texas Closures:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses (a) (b)	13.0	5.5	—	15.0	33.5
Cash payments	(12.3)	—	—	(14.2)	(26.5)
Non-cash (charges)/benefits:
Employee benefit plan costs (b)	(2.8)	—	—	—	(2.8)
Curtailment of certain employee benefits (a)	9.4	—	—	—	9.4
Asset write-offs (b)	—	(5.5)	—	—	(5.5)

Balance, September 30, 2008	7.3	—	—	0.8	8.1

Cumulative expenses to date	13.0	5.5	—	15.0	33.5
Additional expenses expected to be incurred	0.3	1.7	8.0	6.5	16.5

Total expected expenses	$13.3	$7.2	$8.0	$21.5	$50.0

Other Reorganizations:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses (b)	12.9	0.4	—	3.5	16.8
Cash payments	(4.3)	—	—	(2.8)	(7.1)
Non-cash charges:
Asset write-offs (b)	—	(0.4)	—	—	(0.4)

Balance, September 30, 2008	8.6	—	—	0.7	9.3

Cumulative expenses to date	12.9	0.4	—	3.5	16.8
Additional expenses expected to be incurred	0.6	0.3	—	2.3	3.2

Total expected expenses	$13.5	$0.7	$—	$5.8	$20.0

Total Plans:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses (a) (b)	25.9	5.9	—	18.5	50.3
Cash payments	(16.6)	—	—	(17.0)	(33.6)
Non-cash (charges)/benefits:
Employee benefit plan costs (b)	(2.8)	—	—	—	(2.8)
Curtailment of certain employee benefits (a)	9.4	—	—	—	9.4
Asset write-offs (b)	—	(5.9)	—	—	(5.9)

Balance, September 30, 2008	15.9	—	—	1.5	17.4

Cumulative expenses to date	25.9	5.9	—	18.5	50.3
Additional expenses expected to be incurred	0.9	2.0	8.0	8.8	19.7

Total expected expenses	$26.8	$7.9	$8.0	$27.3	$70.0

(a)	Curtailment of certain employee benefits relate to accrued benefits for certain CWA employees, where the CWA employees were no longer entitled to such benefits upon the expiration of the CWA contract in August 2008. The cost savings associated with these benefits was treated as a reduction to “Expenses” within this table. However, these benefits were recognized outside of the restructuring accrual.

(b)	Employee benefit plan costs relate to the termination of certain retirement eligible CWA and management plan participants in our defined benefit pension plans. Asset write-offs include write-offs of fixed assets and leasehold improvements and accelerated depreciation and amortization. These charges are directly related to the restructuring and related activities and are therefore included in “Expenses” within this table. However, they are recognized outside of the restructuring accrual.

(c)	Other expenses related to the relocation of various operations to existing Company facilities and third-party providers include hiring, training, relocation, travel and professional fees. All such expenses will be recorded when the expense is incurred.

Restructuring and related expenses are reflected in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Cost of services	$1.1	$43.0
Selling, general and administrative	2.1	7.3

Total restructuring and related expenses, pre-tax	$3.2	$50.3

Total restructuring and related expenses, net of tax	$2.5	$30.3

The following table summarizes the restructuring and related expenses, including expenses recorded to date, along with the additional expenses expected to be incurred, by reportable segment (in millions). These expenses have not been allocated to the Company’s segments disclosed in Note 16. While these items are identifiable to the Company’s segments, these expenses have been excluded from the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation.

	Consumer-to- Consumer	Consumer-to- Business	Other	Total
First quarter 2008	$18.5	$4.5	$1.2	$24.2
Second quarter 2008	13.5	8.7	0.7	22.9
Third quarter 2008	0.8	2.2	0.2	3.2

Expenses incurred to date	32.8	15.4	2.1	50.3
Additional expenses expected to be incurred	14.4	4.8	0.5	19.7

Total expected expenses	$47.2	$20.2	$2.6	$70.0

4. Receivable for securities sold

On September 15, 2008, Western Union requested redemption of its shares in the Reserve International Liquidity Fund, Ltd., a money market fund, (the “Fund”) totaling $298.1 million. The Company has not yet received the redemption payment, and accordingly, has reclassified the total amount due from “Cash and cash equivalents” to “Other assets” in the Condensed Consolidated Balance Sheet as of September 30, 2008. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor (“Manager”), that the Company’s redemption trades would be honored at a $1.00 per share net asset value. The Company has not received any information as to when the redemption will be paid, and based on the maturities of the underlying investments in the Fund and the current status of the redemption process, the Company may not be fully paid until 2009.

The Fund has suspended all redemptions from and purchases into the Fund in order to allow for the realization of the Fund’s assets, and has postponed the date of payment of redemption proceeds. Litigation exists that involves how the remaining assets of the Fund should be distributed, and as a result, there is a risk that the Company could receive less than the $1.00 per share net asset value. However, based on written and verbal representations from the Manager to date and the Company’s current legal position regarding the Company’s redemption priority, the Company believes such funds are fully collectible, and is pursuing collection vigorously. At September 30, 2008, the Company has a recorded receivable for the full amount of the redemption request of $298.1 million.

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

On September 25, 2008, the Company was served with a purported class action complaint filed in the United States District Court for the Eastern District of Michigan, alleging that Western Union willfully and negligently violated the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) by providing debit and credit card expiration dates on electronically printed receipts for transactions initiated on the Company’s website. FACTA provides for statutory damages for each willful violation. FACTA also authorizes damages for negligent violations. The Company believes that it has meritorious defenses to the allegations in the complaint and intends to vigorously defend against the claims. However, the case is in its early stages and, as a result, the ultimate outcome and any potential financial impact to the Company cannot reasonably be determined at this time.

The Company has $71.6 million in outstanding letters of credit and bank guarantees at September 30, 2008 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

6. Acquisitions and Disposals

On August 1, 2008, the Company acquired the money transfer assets of an existing money transfer agent in Panama for a purchase price of $18.2 million, which is net of cash acquired of $0.7 million. The results of operations of the acquiree have been included in the Company’s condensed consolidated financial statements since the acquisition date. The preliminary purchase price allocation resulted in $5.6 million of identifiable intangible assets, a significant portion of which was attributable to the acquiree’s network of subagents. The identifiable intangible assets are being amortized over 3 to 7 years. After adjusting the additional acquired net assets to fair value, goodwill of $14.1 million was recorded, which is not expected to be deductible for income tax purposes. The purchase price allocation is preliminary and subject to change after the valuation of identifiable assets and certain other assets and liabilities is finalized.

In October 2008, the Company entered into an agreement to acquire 80% of an existing money transfer agent in Peru for approximately $35.0 million, subject to government approval in Peru.

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the three months ended September 30, 2008 and 2007 totaled $80.4 million and $64.7 million, respectively, and $233.4 million and $180.4 million for the nine months ended September 30, 2008 and 2007, respectively. For those agents where an ownership interest was acquired during the year, only amounts paid subsequent to the investment date have been reflected as a related party transaction.

8. Settlement Assets and Settlement Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements.

Settlement assets and obligations are comprised of the following (in millions):

	September 30, 2008	December 31, 2007
Settlement assets:
Cash and cash equivalents	$—	$203.5
Receivables from selling agents, net	884.7	921.9
Investment securities	407.5	193.8

	$1,292.2	$1,319.2

Settlement obligations:
Money transfer and payment services payables	$861.4	$870.8
Payables to agents	430.8	448.4

	$1,292.2	$1,319.2

Investment securities consist primarily of high-quality state and municipal debt instruments. Substantially all of the Company’s investment securities were marketable securities during the periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state regulations. Western Union does not hold financial instruments for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments. At September 30, 2008, the significant majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. As of September 30, 2008 and December 31, 2007, gross unrealized gains were $0.8 million and $0.7 million, respectively, offset by gross unrealized losses of $0.8 million and $1.1 million, respectively. The Company’s analysis of the unrealized losses on its preferred stock investments in the Federal Home Loan Mortgage Corporation, a government sponsored enterprise, indicated other-than-temporary impairments, resulting in an impairment charge of $1.7 million for the six months ended June 30, 2008. These investments were subsequently sold, and the Company recorded a $2.9 million realized loss on the sale during the three months ended September 30, 2008. As of September 30, 2008, the Company has no remaining investments of preferred stock in government sponsored enterprises.

On July 18, 2008, the Company entered into an agreement with IPS, a subsidiary of First Data, which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of the agreement, beginning on October 1, 2009 (the “IPS Transition Date”), IPS will assign and transfer to the Company certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities. On the IPS Transition Date, the Company will assume IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders, and will terminate the existing agreement whereby IPS pays Western Union a fixed return on the outstanding money order balances (which vary from month to month but approximate $800 million). Following the IPS Transition Date, Western Union will invest the cash received from IPS in high-quality, investment grade securities in accordance with applicable regulations, which are the same as those currently governing the investment of the Company’s United States originated money transfer principal. In anticipation of investing the cash received at the IPS Transition Date and the exposure to fluctuations in interest rates, the Company has entered into interest rate swaps on certain of its fixed rate notes. Through a combination of the revenue generated from these investment securities and the interest rate swaps, the Company anticipates that it should be able to retain, on a pre-tax income basis through 2011, a comparable rate of return as it is receiving under its current agreement with IPS. Refer to Note 11 for additional information on the interest rate swaps.

Subsequent to the IPS Transition Date, all revenue generated from the management of the investment portfolio will be retained by the Company and none will be shared with its agents. IPS will continue to provide to the Company processing and clearing services necessary for payment of the money orders in exchange for the payment by the Company to IPS of a per-item processing fee and other administrative fees. The Company will no longer provide to IPS the services required under the original money order agreement or receive from IPS the fee for such services.

9. Comprehensive Income

The components of other comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$240.8	$216.3	$679.4	$614.0
Unrealized (loss)/gain on investment securities	(0.5)	0.3	0.3	(0.1)
Unrealized gain/(loss) on hedging activities	84.7	(23.1)	67.8	(17.8)
Pension liability adjustment	2.8	—	2.8	0.1
Foreign currency translation adjustment	(8.5)	2.2	(1.4)	3.1

Total other comprehensive income	$319.3	$195.7	$748.9	$599.3

10. Employee Benefit Plans

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

The Company has two frozen defined benefit pension plans for which it has a recorded unfunded pension obligation of $29.1 million as of September 30, 2008, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. No contributions were made to these plans by Western Union in 2007 or during the nine months ended September 30, 2008. Western Union is not required to contribute to the plans during the remainder of 2008.

The following table provides the components of net periodic benefit (income)/cost for the defined benefit pension plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest costs	$6.1	$6.2	$18.2	$18.5
Expected return on plan assets	(6.8)	(7.2)	(20.6)	(21.4)
Amortization of unrecognized actuarial loss	0.6	0.9	2.0	2.7
Employee termination costs	—	—	2.8	—

Net periodic benefit (income)/cost	$(0.1)	$(0.1)	$2.4	$(0.2)

During the second quarter 2008, the Company recorded $2.8 million of expense relating to the termination of certain retirement eligible CWA and management plan participants in connection with the restructuring activities disclosed in Note 3.

11. Derivative Financial Instruments

The Company is exposed to foreign currency risk resulting from fluctuations in exchange rates related to forecasted revenues and also on settlement assets and obligations and cash positions denominated in these and other currencies. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior and subsequent to the issuance of debt. The Company uses derivatives to minimize its exposures related to adverse changes in foreign currency exchange rates and interest rates and not to engage in speculative derivative activities. Foreign currency forward contracts and interest rate swaps of varying maturities are used in these risk management activities.

The Company executes derivative financial instruments, which it designates as hedges, with established financial institutions having credit ratings of “A” or better from major rating agencies. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the hedge, on a quarterly basis and as circumstances warrant. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties’ ability to perform. The Company’s foreign currency exposures are in liquid currencies, consequently there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

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

Foreign Currency Hedging

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to three years at inception and a targeted weighted-average maturity of approximately one year at any point in time, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies. At September 30, 2008, most of the Company’s longer-term foreign currency forward contracts had maturities of 12 to 24 months at inception. The Company assesses the effectiveness of these foreign currency forward contracts based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative (losses)/gains, net” within the Company’s Condensed Consolidated Statements of Income. Differences between changes in the forward rates and spot rates, along with all changes in the fair value during periods in which the instrument is not designated as a hedge, are excluded from the measure of effectiveness.

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

The aggregate United States dollar equivalent notional amount of foreign currency forward contracts held by the Company with third parties as of the balance sheet dates are as follows (in millions):

	September 30, 2008	December 31, 2007
Contracts not designated as hedges:
Euro	$305.6	$358.9
British pound	58.6	56.4
Other	39.3	46.4

Contracts designated as hedges:
Euro	571.3	585.3
British pound	101.1	99.2
Canadian dollar	98.1	97.5
Other	62.2	—

Interest Rate Hedging

During the third quarter 2008, the Company entered into various interest rate swaps to reduce the economic exposure from fluctuations in interest rates until the Company invests the cash to be transferred at the IPS Transition Date and to maintain a comparable return on pre-tax income through 2011 as it currently receives under its existing agreement with IPS (Note 8). These swaps were designated as fair value hedges (i.e., converting fixed rates to floating rates) for a portion of the Company’s debt. The aggregate notional amount of these swaps totaled $780.0 million, of which $670.0 related to a portion of its notes due 2011 and $110.0 million related to a portion of its notes due 2016. These swaps were in addition to the existing $75.0 million fair value hedge previously executed in 2007 and are unrelated to the IPS transition.

All of these interest rate swaps have termination dates matching the maturity dates of the hedged instruments, and payment dates and coupons on the fixed portion of the swaps match the contractual terms specified in the notes being hedged. Accordingly, the Company designated these derivatives as fair value hedges utilizing the short-cut method in SFAS No. 133, which permits an assumption of no ineffectiveness if specific criteria are met. The change in fair value of the interest rate swaps is reflected in the balance of the hedged instrument within the Company’s “Borrowings” in the Condensed Consolidated Balance Sheets and interest expense has been adjusted to include the effects of payments made and received under the swaps.

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

Summary Impact of Derivatives

The following table summarizes activity in “Accumulated other comprehensive income/(loss)” related to all derivatives designated as cash flow hedges (in millions):

Nine Months Ended September 30, 2008
Balance included in “Accumulated other comprehensive loss” at January 1,	$(43.7)
Total reclassification into earnings from “Accumulated other comprehensive loss,” net of tax	33.5
Changes in fair value of derivatives, net of tax	34.3

Balance included in “Accumulated other comprehensive income” at September 30,	$24.1

The following table summarizes increases/(decreases) in the fair value of derivatives held during the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest rate fair value hedges—effective portion (a)	$2.4	$1.8	$2.1	$1.6
Foreign currency cash flow hedges—effective portion (b)	86.7	(35.8)	41.5	(47.0)
Portion excluded from effectiveness assessment and ineffectiveness (c)	(14.4)	2.0	(10.0)	5.1
Foreign currency undesignated (d)	33.5	(15.0)	6.5	(19.5)

Total increase/(decrease) in fair value	$108.2	$(47.0)	$40.1	$(59.8)

(a)	Changes in the fair value of interest rate swaps designated as fair value hedges are offset by recognized changes in the fair value of the hedged borrowings.
(b)	The change in spot value of foreign currency forward contracts designated as cash flow hedges is recognized in other comprehensive income or loss. Amounts classified within “Accumulated other comprehensive income/(loss)” are reclassified to revenue in the period that the hedged item effects earnings.

(c)	The portion of change in fair value of a derivative excluded from effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates, along with all changes in fair value during periods in which the instrument was not designated as a hedge. These changes were recognized in “Derivative (losses)/gains, net.”
(d)	Changes in the fair value of undesignated foreign currency forward contracts are recognized in “Cost of services.”

12. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2008	December 31, 2007
Due in less than one year:
Commercial paper	$82.0	$338.2
Floating rate notes, due November 2008, interest at three month LIBOR plus 0.15% (2.96% and 5.06% at September 30, 2008 and December 31, 2007, respectively) (c)	500.0	500.0

Due in greater than one year:
5.400% notes, net of discount, due 2011 (a)	1,003.4	1,002.8
5.930% notes, net of discount, due 2016 (b)	999.7	999.7
6.200% notes, net of discount, due 2036	497.4	497.3

Total borrowings	$3,082.5	$3,338.0

(a)	At September 30, 2008 and December 31, 2007, the Company held interest rate swaps related to the 5.400% notes due 2011 (“2011 Notes”) with an aggregate notional amount of $745.0 million and $75.0 million, respectively. The carrying value of the 2011 Notes has been adjusted for the impact of these hedges. For further information regarding the interest rate swaps, refer to Note 11, “Derivative Financial Instruments.”
(b)	At September 30, 2008, the Company held an interest rate swap related to the 5.930% notes due 2016 (“2016 Notes”) with an aggregate notional amount of $110.0 million. The carrying value of the 2016 Notes has been adjusted for the impact of these hedges. For further information regarding the interest rate swap, refer to Note 11, “Derivative Financial Instruments.”
(c)	Interest on the floating rate notes, due November 2008, is reset quarterly in February, May, August and November.

Exclusive of discounts and the fair value of the interest rate swaps, maturities of borrowings as of September 30, 2008 are $582.0 million in 2008, $1.0 billion in 2011 and $1.5 billion thereafter. There are no contractual maturities on borrowings during 2009 and 2010.

The Company’s obligations with respect to its outstanding borrowings as described above, rank equally.

13. Fair Value Measurements

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

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of September 30, 2008 (in millions):

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
State and municipal debt instruments	$—	$397.0	$—	$397.0
Other foreign investment securities	5.6	4.9	—	10.5
Derivative financial instruments	—	50.8	—	50.8

Total assets	$5.6	$452.7	$—	$458.3

Liabilities
Derivative financial instruments	$—	$7.1	$—	$7.1

Total liabilities	$—	$7.1	$—	$7.1

14. Income Taxes

The Company’s effective tax rates on pretax income for the three months ended September 30, 2008 and 2007 were 27.7% and 29.5%, respectively, and 27.2% and 30.8% for the nine months ended September 30, 2008 and 2007, respectively. The Company continues to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than the United States statutory rate. In addition, the decreasing effective rate for both periods reflects the recent finalization and further implementation of foreign tax efficient strategies consistent with the Company’s overall tax planning.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements. The total amount of unrecognized tax benefits as of September 30, 2008 and December 31, 2007, was $348.6 million and $251.4 million, respectively, excluding interest and penalties. A substantial portion of these unrecognized tax benefits related to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $339.6 million and $243.2 million as of September 30, 2008 and December 31, 2007, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense and records the associated liability in “Income tax payable” in its Condensed Consolidated Balance Sheets. The Company recognized $2.8 million in interest and penalties during both the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 and 2007, the Company recognized $9.3 million and $7.9 million, respectively, in interest and penalties. The Company has accrued $34.5 million and $24.8 million for the payment of interest and penalties at September 30, 2008 and December 31, 2007, respectively.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the nine months ended September 30, 2008 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. The Internal Revenue Service (“IRS”) has issued a report of the results of its examination of the United States federal consolidated income tax return of First Data for 2002, and the Company believes that the resolution of the adjustments that affect the Company proposed in the report will not result in a material change to the Company’s financial position. The Company currently contemplates that the IRS will complete the examination phase of its audits of the United States federal income tax returns for First Data for 2003 and 2004 by the end of 2008. The Irish income tax returns of certain subsidiaries for the years 2003 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At September 30, 2008, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.5 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

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

15. Stock Compensation Plans

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

All converted Stock-Based Awards, which had not vested prior to September 24, 2007, are subject to the terms and conditions applicable to the original First Data Stock-Based Awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of an affiliate of Kohlberg Kravis Roberts & Co.’s (“KKR”) acquisition of First Data on September 24, 2007, all of these remaining converted unvested Western Union Stock-Based Awards vested. In connection with this accelerated vesting, the Company incurred a non-cash pre-tax charge of $22.3 million during the three and nine months ended September 30, 2007. Approximately one-third of this charge was recorded within “Cost of services” and two-thirds was recorded within “Selling, general and administrative expense” in the Condensed Consolidated Statements of Income.

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the nine months ended September 30, 2008 is as follows (options and aggregate intrinsic value in millions):

	Nine Months Ended September 30, 2008
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	59.4	$18.32
Granted	3.6	21.72
Exercised	(17.2)	16.65
Cancelled/forfeited	(1.2)	24.16

Outstanding at September 30,	44.6	$19.07	6	$268.8

Western Union options exercisable at September 30,	38.3	$18.79	5	$243.6

As of September 30, 2008 and 2007, 48% and over 60% of outstanding options to purchase the Company’s common stock were held by employees of First Data, respectively.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 were $132.2 million and $49.1 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units relating to Western Union and First Data employees for the nine months ended September 30, 2008 is listed below (awards/units in millions):

	Nine Months Ended September 30, 2008
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	1.0	$19.39
Granted	0.4	22.20
Vested	(0.1)	19.13
Forfeited	(0.1)	19.86

Non-vested at September 30,	1.2	$20.44

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Condensed Consolidated Statements of Income resulting from stock options, restricted stock awards, and restricted stock units for Western Union employees for the three and nine months ended September 30, 2008 and 2007 (in millions, except per share data). A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation impact on income before income taxes	$(6.3)	$(29.7)	$(19.8)	$(45.6)
Income tax benefit from stock-based compensation expense	1.9	8.9	6.1	13.8

Net income impact	$(4.4)	$(20.8)	$(13.7)	$(31.8)

Earnings per share:
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.04)
Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

The Company used the following assumptions when it used the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options granted:
Weighted-average risk-free interest rate	3.5%	4.7%	3.0%	4.7%
Weighted-average dividend yield	0.2%	0.2%	0.2%	0.2%
Volatility	32.3%	22.4%	31.3%	23.7%
Expected term (in years)	5.8	5.8	5.9	6.1
Weighted-average fair value	$10.01	$6.46	$7.68	$7.32

All assumptions used to calculate the fair market value of Western Union’s stock options granted during the nine months ended September 30, 2008 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the

Company’s expected volatility. Beginning in 2008, Western Union used a blend of implied volatility and peer group historical volatility. The Company’s peer group historical volatility was determined using companies in similar industries and/or market capitalization. The Company’s implied volatility was calculated using the market prices of traded options on Western Union’s common stock. Western Union’s expected weighted-average volatility in 2007 was determined based entirely on the calculated peer group historical volatility, as described above, since there was not sufficient trading history for Western Union’s common stock or traded options.

16. Segments

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

During the three and nine months ended September 30, 2008, the Company incurred expenses of $3.2 million and $50.3 million, respectively, for restructuring and related activities, which have not been allocated to segments. While these items are identifiable to the Company’s segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 3.

Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Consumer-to-Consumer:
Transaction fees	$925.2	$844.2	$2,664.8	$2,407.2
Foreign exchange revenue	237.8	202.5	678.6	554.2
Other revenues	15.1	9.1	33.9	27.5

	1,178.1	1,055.8	3,377.3	2,988.9

Consumer-to-Business:
Transaction fees	163.1	166.4	506.1	495.6
Foreign exchange revenue	0.9	0.7	2.4	1.4
Other revenues	12.4	12.4	37.1	39.6

	176.4	179.5	545.6	536.6

Other:
Transaction fees	10.3	9.1	29.8	28.4
Commission and other revenues	12.6	12.8	37.7	37.2

	22.9	21.9	67.5	65.6

Total consolidated revenues	$1,377.4	$1,257.2	$3,990.4	$3,591.1

Operating income:
Consumer-to-Consumer	$327.7	$274.1	$906.8	$774.8
Consumer-to-Business	46.6	52.0	152.5	168.0
Other	4.1	4.0	11.7	14.6

Total segment operating income	378.4	330.1	1,071.0	957.4
Restructuring and related expenses	(3.2)	—	(50.3)	—

Total consolidated operating income	$375.2	$330.1	$1,020.7	$957.4

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents, or the value of our investments; changes in immigration laws, patterns and other factors related to immigrants; technological changes, particularly with respect to e-commerce; the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering and terrorist financing; our ability to attract and retain qualified key employees and to manage our workforce successfully; changes in foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers; political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide; growth in the money transfer market and other markets in which we operate at rates lower than recent levels; failure to implement agent contracts according to schedule; our ability to maintain our agent network and biller relationships under terms consistent with or more advantageous to us than those currently in place; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally; failure to manage credit and fraud risks presented by our agents, consumers, or non performance of our insurance carriers and financial services providers; adverse rating actions by credit rating agencies; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof; our ability to favorably resolve tax matters with the Internal Revenue Service and other tax jurisdictions; changes in industry standards affecting our business; changes in accounting standards, rules and interpretations; failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other nonbank money transfer services providers, including telecommunications providers, card associations and card-based payments providers; our ability to grow our core businesses; our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products; our ability to protect our brands and our other intellectual property rights; our ability to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; any material breach of security of or interruptions in any of our systems; mergers, acquisitions and integration of acquired businesses and technologies into our company and the realization of anticipated synergies from these acquisitions; adverse consequences from our spin-off from First Data Corporation (“First Data”), including resolution of certain ongoing matters; decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; decisions to change the business mix; cessation of various services provided to us by third-party vendors; catastrophic events; and management’s ability to identify and manage these and other risks.

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

Significant Financial and Other Highlights

Significant financial and other highlights for the three and nine months ended September 30, 2008 include:

•

We generated $1,377.4 million and $3,990.4 million, respectively, in total consolidated revenues, representing 10% and 11% growth, respectively, over the comparable periods in the prior year. We generated $375.2 million and $1,020.7 million, respectively, in consolidated operating income, representing 14% and 7% growth over the comparable periods in the prior year, respectively.

•

We incurred $3.2 million and $50.3 million of restructuring and related expenses, respectively, as described within “Operating expenses overview,” and estimate we will incur a total of $70 million of restructuring and related expenses in 2008 related to the announced actions. During the three and nine months ended September 30, 2007, we incurred a $22.3 million accelerated stock-based compensation vesting charge related to an affiliate of Kohlberg Kravis Roberts & Co’s (“KKR”) acquisition of First Data Corporation (“First Data”) on September 24, 2007 as described within “Operating expenses overview.”

•	Consolidated net income was $240.8 million and $679.4 million, respectively, representing an increase of 11% over both the comparable periods in the prior year.

•	We completed 48.8 million and 139.0 million, respectively, consumer-to-consumer transactions worldwide, an increase of 13% over both the comparable periods in the prior year.

•	Our consumers transferred $20 billion and $56 billion, respectively, in consumer-to-consumer transactions, of which $18 billion and $50 billion related to cross-border transactions, respectively.

•	We completed 103.3 million and 308.3 million consumer-to-business transactions, respectively, representing an increase of 2% over both the comparable periods in the prior year.

•	Consolidated cash flow provided by operating activities was $925.3 million for the nine months ended September 30, 2008, an increase of 5% over the comparable period in the prior year.

Adoption of SFAS No. 157

Effective January 1, 2008, we determine the fair market values of our financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). The standard describes three levels of inputs that may be used to measure fair value.

•	Level 1: Quoted prices in active markets for identical assets or liabilities. Western Union’s financial instruments that base fair value determinations on Level 1 inputs are not material.

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Most of our assets and liabilities fall within Level 2 and include state and municipal debt instruments, other foreign investment securities, and derivative assets and liabilities. We utilize pricing services to value our Level 2 financial instruments. Pricing services use multiple prices as inputs into a distribution-curve-based algorithm to determine daily market values. We corroborate the fair values obtained from pricing services by comparing outputs from different pricing sources.

•

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation. We currently have no Level 3 assets or liabilities that are measured at fair value on a recurring basis.

Pursuant to the Financial Accounting Standards Boards (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a non-recurring basis has been deferred for one year. We are primarily impacted by this deferral as it relates to non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods). We will adopt these remaining provisions of FAS 157 effective January 1, 2009. We do not expect the impact to be significant on the financial position, results of operations and cash flows.

Due to the nature of our investment securities, there have been no material changes to our valuation techniques during the nine months ended September 30, 2008.

Results of Operations

The following discussion for both consolidated results of operations and segment results refers to the three and nine months ended September 30, 2008 compared to the same periods in 2007. Consolidated results of operations should be read in conjunction with segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between the company’s segments have been eliminated.

We incurred expenses of $3.2 million and $50.3 million for the three and nine months ended September 30, 2008, respectively, for restructuring and related activities, which have not been allocated to segments. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

For the three and nine months ended September 30, 2007, we incurred a $22.3 million accelerated stock-based compensation vesting charge related to KKR’s acquisition of First Data, which has been allocated to our segments. For additional information refer to “Operating expenses overview.”

Overview

The following table sets forth our results of operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
(in millions, except per share amounts)
Revenues:
Transaction fees	$1,098.6	$1,019.7	8%	$3,200.7	$2,931.2	9%
Foreign exchange revenue	238.7	203.2	17%	681.0	555.6	23%
Commission and other revenues	40.1	34.3	17%	108.7	104.3	4%

Total revenues	1,377.4	1,257.2	10%	3,990.4	3,591.1	11%
Expenses:
Cost of services	785.6	722.2	9%	2,343.6	2,055.7	14%
Selling, general and administrative	216.6	204.9	6%	626.1	578.0	8%

Total expenses	1,002.2	927.1	8%	2,969.7	2,633.7	13%

Operating income	375.2	330.1	14%	1,020.7	957.4	7%

Other income/(expense):
Interest income	8.7	20.3	(57)%	39.1	58.9	(34)%
Interest expense	(40.4)	(47.1)	(14)%	(128.7)	(141.9)	(9)%
Derivative (losses)/gains, net	(14.4)	2.0	*	(10.0)	5.1	*
Other income, net	3.9	1.6	*	12.4	7.7	*

Total other expense, net	(42.2)	(23.2)	82%	(87.2)	(70.2)	24%

Income before income taxes	333.0	306.9	9%	933.5	887.2	5%
Provision for income taxes	92.2	90.6	2%	254.1	273.2	(7)%

Net income	$240.8	$216.3	11%	$679.4	$614.0	11%

Earnings per share:
Basic	$0.33	$0.29	14%	$0.92	$0.80	15%
Diluted	$0.33	$0.28	18%	$0.91	$0.79	15%

Weighted-average shares outstanding:
Basic	724.9	757.5		736.0	763.6
Diluted	737.2	767.4		747.6	776.6

*	Calculation not meaningful

The following provides highlights of revenue growth while a more detailed discussion is included in “Segment Discussion”:

Transaction fees and foreign exchange revenue

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenue growth of 10% and 11% during the three and nine months ended September 30, 2008, respectively, was primarily driven by revenue growth internationally, particularly in the Europe, Middle East, Africa and South Asia (“EMEASA”) region, due to increased money transfers at existing agent locations, and to a lesser extent, money transfers at new agent locations and due to the impact of the euro discussed below. Strong growth in our money transfer business to India, and in our Middle East markets, offset slower growth in certain Western European markets. Our international consumer-to-consumer transactions that were originated outside of the United States also continued to experience strong revenue and transaction growth for the three and nine months ended September 30, 2008.

For the three and nine months ended September 30, 2008, fluctuations in the exchange rate between the euro and the United States dollar resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange revenue (which together represent over 80% of our consolidated revenue) of $24 million and $95 million, respectively, over the previous comparable periods, net of foreign currency hedges, that would not have occurred had there been a constant exchange rate. For the three and nine months ended September 30, 2008, the related benefit to operating income was $3 million and $12 million, respectively.

If exchange rates between the euro and certain other currencies compared to the United States dollar remain constant with those experienced at the end of October 2008, or if the euro and certain other currencies continue to weaken against the United States dollar, we expect a negative impact on our revenue in the fourth quarter 2008 and in 2009. However, the impact to operating profit is expected to be less due to our hedging program.

Our Asia Pacific (“APAC”) region also experienced strong transaction and revenue growth during the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007, including growth contributed by the strategic inbound market of the Philippines.

Within our Americas region (which includes North America, Latin America, the Caribbean, and South America), our United States to Mexico, United States outbound and transactions between and within the United States and Canada (“domestic”) businesses continued to be impacted by the overall decline in the United States economy, including declines in the construction industry. However, these declines have moderated from the corresponding three and nine month periods in 2007. In the three and nine months ended September 30, 2008, the Americas region’s revenue was flat on transaction growth of 1% and 3%, respectively.

Foreign exchange revenue increased for the three and nine months ended September 30, 2008 over the corresponding periods in the prior year, due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. Foreign exchange revenue also benefited from the exchange rate between the euro and the United States dollar described above. Foreign exchange revenue growth rates slowed sequentially in the three months ended September 30, 2008 compared to the first half of 2008 due to the average international consumer-to-consumer cross-border principal per transaction growing at a slower rate.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such fee decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% over the last three years. However, during the nine months ended September 30, 2008, fee decreases and foreign exchange actions have occurred at a significantly lower rate than in previous years. For 2008, we expect that such fee decreases and foreign exchange actions will be approximately 1% of total Western Union revenue.

Consumer-to-consumer segment revenue typically increases from the first quarter to the fourth quarter each year, and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related in part to holidays in various countries during the fourth quarter.

Commissions and other revenues

Commission and other revenues consist primarily of commissions we receive in connection with the sale of money orders, enrollment fees received when consumers enroll in our Equity Accelerator® program (a recurring mortgage payment service program), and investment income primarily derived from interest generated on money transfer and payment services settlement assets as well as realized net gains and losses from such assets. Commissions and other revenues for the three and nine months ended September 30, 2008 was materially consistent with the comparable periods in 2007.

Operating expenses overview

Restructuring and related expenses

For the three and nine months ended September 30, 2008, restructuring and related expenses of $1.1 million and $43.0 million, respectively, are classified within “cost of services” and $2.1 million and $7.3 million, respectively, are classified within “selling, general and administrative” in the condensed consolidated statements of income. These restructuring and related expenses associated with the closure of our facilities in Missouri and Texas and other reorganization plans are summarized as follows:

Missouri and Texas Closures

On February 25, 2008, we decided to pursue decision bargaining negotiations with the Communication Workers of America (“CWA”) regarding the possible closure of our facilities in Missouri and Texas. On March 14, 2008, we announced our decision to close substantially all of our facilities in Missouri and Texas and enter into effects bargaining with the CWA regarding severance and other benefits for the approximately 650 affected CWA employees, responsible for performing certain call center, settlement and operational accounting functions. On May 29, 2008, we entered into a Memorandum of Agreement with the CWA which resolved the effects of the restructuring decisions on the affected CWA employees and concluded that our collective bargaining agreement with the CWA would not be renewed. The decision also resulted in the elimination of certain management positions in these same facilities. We are transitioning these operations to our existing facilities and third-party providers and expect to complete such transition in the fourth quarter of 2008.

In conjunction with the decision, we currently expect to incur approximately $50 million in total expenses, consisting of approximately $13 million in severance and employee related benefits for all CWA and certain affected management employees, approximately $15 million in facility closure expenses and approximately $22 million in other expenses associated with the relocation of these operations to our existing facilities and third-party providers, including costs related to hiring, training, relocation, travel and professional fees. Included in the $15 million of facility closure expenses are approximately $7 million in non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. We expect all of these activities to occur and associated expenses to be incurred before the end of 2008.

Other Reorganizations

In addition to the Missouri and Texas closures, we also eliminated and relocated certain accounting, compliance, call center, information technology and operations positions to our existing facilities and outsourced service providers. We expect to incur a total of $20 million in expenses related to these other reorganizations, and expect substantially all of these activities to occur and associated expenses to be incurred before the end of 2008.

The total expected expenses related to both the Missouri and Texas closures and the other reorganizations of approximately $70 million are expected to be offset by operating expense savings of approximately $10 million in 2008 and approximately $35 million annually beginning in 2009, with a greater portion of the savings being attributed to cost of services than selling, general and administrative expenses, following completion of all transitions. The foregoing figures are estimates, and the expected expenses and savings relating to these restructuring and related activities will not be fully determined until such transitions and closures are completed. Of the $50.3 million of restructuring and related expenses incurred in the nine months ended September 30, 2008, $25.9 million related to severance and employee related expenses, $5.9 million related to facility closure expenses, consisting of non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization, and $18.5 million related to other expenses associated with the relocation of these operations to our existing facilities and third-party providers, including costs related to hiring, training, relocation, travel, and professional fees.

2007 Stock Compensation Charge

At the time of the spin-off, First Data converted stock options, restricted stock awards, and restricted stock units (collectively, “stock-based awards”) of First Data stock held by Western Union and First Data employees. Both Western Union and First Data employees received converted Western Union stock-based awards. All converted stock-based awards, which had not vested prior to September 24, 2007, were subject to the terms and conditions applicable to the original First Data stock-based awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of KKR acquisition of First Data on September 24, 2007, all of these remaining converted unvested Western Union stock-based awards vested. In connection with this accelerated vesting, we incurred a non-cash pre-tax charge of $22.3 million during the three and nine months ended September 30, 2007. Approximately one-third of this charge was recorded within “cost of services” and two-thirds was recorded within “selling, general and administrative expenses” in the condensed consolidated statements of income.

Cost of services

Cost of services primarily consists of agent commissions and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services as a percentage of revenue was 57% during both the three months ended September 30, 2008 and 2007, and was 59% and 57% for the nine months ended September 30, 2008 and 2007, respectively. The increase in cost of services as a percentage of revenue for the nine months ended September 30, 2008 compared to the corresponding period in 2007 was primarily due to the restructuring and related expenses described above, and during the three and nine months ended September 30, 2008 a higher percentage of our consumer-to-business services were generated from our United States electronic-based payments and payments related to Servicio Electrónico de Pago S.A. and related entities (“Pago FácilSM”), each of which have higher cost of services as a percentage of revenue compared to our United States cash-based payments. In addition, the shift in our business mix reflecting stronger growth from our international consumer-to-consumer business, which carries higher cost of services compared to our United States originated businesses, has contributed to the increases during both periods. These increases for the three and nine months ended September 30, 2008, were partially offset by lower stock compensation charges compared to the corresponding periods in 2007 as the accelerated stock-based compensation charge during 2007, as described above, did not recur in 2008.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three months ended September 30, 2008 compared to the corresponding period in the previous year primarily due to higher employee compensation expenses, including headcount additions, and increased marketing expenses. During the nine months ended September 30, 2008, the increases were attributed to higher employee compensation and restructuring and related expenses, but were partially offset by the timing of marketing initiatives and better leverage of our marketing expenses. Also offsetting the increases to SG&A in the three and nine months ended September 30, 2008 were lower stock compensation charges in 2008, as described above.

During the three and nine months ended September 30, 2008, marketing related expenditures, principally classified within SG&A, were approximately 5.5% of revenue due to timing of marketing initiatives and better leveraging of our marketing expenditures. For the three and nine months ended September 30, 2007, marketing related expenditures were approximately 6.0% of revenue. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments and other initiatives in order to best maximize the return on these investments. Such fee decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% over the last three years. We anticipate that full year 2008 fee decreases and foreign exchange actions will be approximately 1% of consolidated revenue. For further discussion regarding fee decreases and foreign exchange actions refer to the “Transaction fees and foreign exchange revenue” discussion within the consumer-to-consumer segment section.

Interest income

Interest income during the three months ended September 30, 2008 decreased due to lower short-term interest rates and lower average interest-bearing cash balances. During the nine months ended September 30, 2008 compared to the corresponding period in 2007 interest income decreased due to lower short-term interest rates, partially offset by higher average interest-bearing cash balances.

Interest expense

Interest expense decreased during the three months ended September 30, 2008 compared to the same periods in the prior year due to decreases in interest rates on floating rate debt and lower average borrowing balances. During the nine months ended September 30, 2008 compared to the corresponding period in 2007, interest expense decreased primarily due to lower average interest rates on floating rate debt.

Derivative (losses)/gains, net

Derivative (losses)/gains, net for the three and nine months ended September 30, 2008 and 2007 relate primarily to the portion of the change in fair value of foreign currency accounting hedges that is excluded from the measurement of effectiveness. Although the majority of changes in the value of our hedges are deferred in accumulated other comprehensive income or loss until settlement (i.e. spot rate changes), the remaining portion of changes in value are recognized in income as they occur. The significant volatility in the credit markets during 2008 has resulted in charges of $14.4 million and $10.0 million in the three and nine months ended September 30, 2008 compared to gains of $2.0 million and $5.1 million in the three and nine months ended September 30, 2007.

Other income, net

Other income, net increased during the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007 primarily due to increased earnings on our equity method investments.

Income taxes

Our effective tax rates on pretax income were 27.7% and 27.2% for the three and nine months ended September 30, 2008, respectively, and 29.5% and 30.8% for the three and nine months ended September 30, 2007, respectively. We continue to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than the United States statutory rate. In addition, the decreasing effective tax rate for both periods reflects the recent finalization and further implementation of foreign tax efficient strategies consistent with our overall tax planning.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of September 30, 2008, the total amount of unrecognized tax benefits is a liability of $383.1 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the periods in facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the periods. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods.

Earnings per share

During the three months ended September 30, 2008, basic and diluted earnings per share were both $0.33, and during the nine months ended September 30, 2008, basic and diluted earnings per share were $0.92 and $0.91, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. As of September 30, 2008 and 2007, there were 7.4 million and 10.8 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits are available to reduce the dilutive effect upon exercise. Of the 44.6 million outstanding options to purchase shares of our common stock as of September 30, 2008, approximately 48% are held by employees of First Data.

Diluted earnings per share increased during the three and nine months ended September 30, 2008 compared to the same periods in the prior year due to increased net income as a result of the previously described factors, and lower weighted-average diluted shares outstanding. The lower number of diluted shares outstanding was driven by stock repurchases exceeding stock option exercises in 2007 and the first nine months of 2008.

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

We incurred expenses of $3.2 million and $50.3 million for restructuring and related activities during the three and nine months ended September 30, 2008, respectively, which have not been allocated to segments. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consumer-to-consumer (a)
EMEASA	45%	41%	44%	40%
Americas	33%	36%	34%	37%
APAC	7%	7%	7%	6%

Total Consumer-to-consumer	85%	84%	85%	83%
Consumer-to-business	13%	14%	14%	15%
Other	2%	2%	1%	2%

	100%	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid, with each transaction and the related revenue being split 50% between the two regions. For those money transfer transactions that are initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$925.2	$844.2	10%	$2,664.8	$2,407.2	11%
Foreign exchange revenue	237.8	202.5	17%	678.6	554.2	22%
Other revenues	15.1	9.1	66%	33.9	27.5	23%

Total revenues	$1,178.1	$1,055.8	12%	$3,377.3	$2,988.9	13%

Operating income	$327.7	$274.1	20%	$906.8	$774.8	17%
Operating income margin	28%	26%		27%	26%
Key indicators:
Consumer-to-consumer transactions	48.8	43.1	13%	139.0	122.6	13%

The table below sets forth transaction and revenue growth rates by region for the three and nine months ended September 30, 2008.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Consumer-to-consumer transaction growth (a)
EMEASA	27%	26%
Americas	1%	3%
APAC	30%	26%
Consumer-to-consumer revenue growth (a)
EMEASA	20%	22%
Americas	0%	0%
APAC	23%	28%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid, with each transaction and the related revenue being split 50% between the two regions. For those money transfer transactions that are initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. India and China combined represented approximately 6% of consolidated Western Union revenues during both the three and nine months ended September 30, 2008, and approximately 5% during both the three and nine months ended September 30, 2007. Mexico represented approximately 7% of consolidated Western Union revenues during both the three and nine months ended September 30, 2008, and approximately 7% and 8% during the three and nine months ended September 30, 2007, respectively.

Transaction fees and foreign exchange revenue

The primary drivers of consumer-to-consumer revenue growth are transaction fees and foreign exchange revenue. Consumer-to-consumer money transfer revenue growth was 12% and 13% for the three and nine months ended September 30, 2008, respectively, over the same periods in 2007. These increases were driven by revenue growth of 15% and 18%, respectively, in our international business on transaction growth of 19% in both periods. Our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer business outside of the United States also continued to experience strong revenue growth during the three and nine months ended September 30, 2008 as a result of strong transaction growth.

Revenue growth in our EMEASA region was 20% and 22% on transaction growth of 27% and 26% for the three and nine months ended September 30, 2008, respectively. The growth in our EMEASA region during the three and nine months ended September 30, 2008, was primarily driven by transaction growth and the impact of the euro, as further described below. Contributing to the growth in the EMEASA region was strong transaction growth of 68% and 66% in our money transfer business to India for the three and nine months ended September 30, 2008, resulting in revenue growth of 51% and 52% for the three and nine months ended September 30, 2008, respectively. Over the same periods, revenue growth in our Middle East markets continued to be strong. However, revenue growth in some Western European markets during the three and nine months ended September 30, 2008, slowed over the previous three and nine month periods, as certain countries within Western Europe, such as Spain, have experienced declines in the housing industry and rising unemployment.

Fluctuations in the exchange rate between the euro and the United States dollar have resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange revenue of $24 million and $95 million for the three and nine months ended September 30, 2008, respectively, over the corresponding periods in the prior year that would not have occurred had there been a constant exchange rate. This benefit to revenue, which primarily benefits our EMEASA business, is net of the impact of our foreign currency hedges. For the three and nine months ended September 30, 2008, the related benefit to operating income was $3 million and $12 million, respectively.

If exchange rates between the euro and certain other currencies compared to the United States dollar remain constant with those experienced at the end of October 2008, or if the euro and certain other currencies continue to weaken against the United States dollar, we expect a negative impact on our revenue in the fourth quarter 2008 and in 2009. However, the impact to operating profit is expected to be less due to our hedging program.

Americas revenue was flat in both periods but transactions grew 1% and 3% for the three and nine months ended September 30, 2008, respectively. The United States domestic and the United States outbound revenue continued to decline, due to the overall decline in the United States economy, including declines in the construction industry, for the three and nine months ended September 30, 2008. However, the domestic (transactions between and within the United States and Canada) revenue declines have moderated compared to the first half of 2008. United States outbound revenue declines have moderated from the corresponding three and nine month periods in 2007.

Within the Americas region, revenue declines in our domestic business, which represents approximately 9% of consolidated revenue for the three and nine months ended September 30, 2008, continued to occur due to the factors described above, although the declines moderated from the first half of 2008. Also, there were no significant domestic pricing reductions after the early part of 2007. Domestic revenue declined 3% and 6% on transaction declines of 1% and 2% for the three and nine months ended September 30, 2008, respectively. In addition, United States telephone money transfer revenues, and to a lesser extent, website money transfer revenues continue to decline. However, these declines have moderated compared to the first half of 2008 and compared to 2007.

Revenue in our Mexico business, which represented 7% of consolidated revenue in the three and nine months ended September 30, 2008, declined 1% for the three months and grew 1% for the nine months ended September 30, 2008 compared to the same periods in 2007. Mexico transactions declined 4% and were flat for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007. Mexico revenue declined at a slower pace than transactions during the three months ended September 30, 2008 and experienced growth despite flat transactions during the nine months ended September 30, 2008 as there were no significant pricing reductions after the early part of 2007.

In early July, the Arizona Court of Appeals overturned a trial court’s ruling in Western Union’s favor regarding the authority of the Arizona Attorney General to seize money transfers originated in states other than Arizona and intended for payment in Mexico. Western Union has asked the Arizona Supreme Court to consider the matter. The Arizona Attorney General has not attempted to resume the type of seizures that are at issue in this litigation. To date, Western Union has not experienced any measurable impact to its Americas business as a result of this recent decision. However, the situation remains unresolved.

Revenue and transaction growth in the APAC region for the three and nine months ended September 30, 2008, was driven by strong inbound growth to the region, especially to the Philippines. The key strategic market of China grew revenue at 6% and 21% for the three and nine months ended September 30, 2008, respectively. China transactions grew 4% and 14% for the three and nine months ended September 30, 2008, respectively. Revenue growth slowed in China during the three months ended September 30, 2008 compared to the same period in the prior year in part due to economic issues that impacted small enterprises that typically send money to China.

Foreign exchange revenue increased for the three and nine months ended September 30, 2008 compared to the same periods in the prior year due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions. Foreign exchange revenue also benefited from the exchange rate between the euro and the United States dollar described above. Foreign exchange revenue growth rates slowed sequentially in the three months ended September 30, 2008 compared to the first half of 2008 due to the average international consumer-to-consumer cross-border principal per transaction growing at a slower rate.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such fee decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% over the last three years. However, during the nine months ended September 30, 2008, fee decreases and foreign exchange actions have occurred at a significantly lower rate than in previous years. For 2008, we expect that such fee decreases and foreign exchange actions will be approximately 1% of total Western Union revenue.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth in all periods presented was the growth in transactions at existing agent locations, the increased number of agent locations and marketing campaigns promoting Western Union services. The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 365,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of September 30, 2008, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are predominantly receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-consumer operating income increased during the three and nine months ended September 30, 2008 compared to the same periods in 2007, primarily driven by higher revenue and related profits from increased transactions internationally and lower stock-based compensation expenses. Of the $22.3 million accelerated stock-based compensation vesting charge in 2007 taken in connection with the change in control of First Data, that did not recur in 2008, $18.9 million was allocated to this segment in 2007. During the three and nine months ended September 30, 2008 compared to 2007, the operating income increase was partially offset by revenue declines in our United States business, and higher employee compensation expenses, including headcount additions. The ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated business, also impacted consumer-to-consumer operating income during the three months ended September 30, 2008.

Consumer-to-consumer operating income margin also increased during the three and nine months ended September 30, 2008 compared to the same period in 2007, primarily due to lower stock-based compensation expense as described above. This increase was partially offset by revenue declines in our United States business and the ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated business as noted earlier. However, we have been experiencing a convergence between international operating profits margins and profit margins of our United States originated businesses.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$163.1	$166.4	(2)%	$506.1	$495.6	2%
Other revenues	13.3	13.1	2%	39.5	41.0	(4)%

Total revenues	$176.4	$179.5	(2)%	$545.6	$536.6	2%

Operating income	$46.6	$52.0	(10)%	$152.5	$168.0	(9)%
Operating income margin	26%	29%		28%	31%

Key indicators:
Consumer-to-business transactions	103.3	101.4	2%	308.3	301.1	2%

Transaction fees and other revenues

Overall revenue decreased during the three months ended September 30, 2008 compared to the corresponding period in the prior year due to a decline in United States bill payment revenue. The consumer-to-business segment was adversely impacted in 2008 by the worsening economic situation in the United States. Some consumers who would use our services are having difficulty paying their bills and are unable to obtain credit in any form, resulting in us handling fewer bill payments.

During the nine months ended September 30, 2008, overall revenue increased compared to the corresponding period in 2007, primarily driven by growth in the Pago Fácil business and the United States electronic-based bill payments, offset by a decline in United States cash-based bill payment revenue. Revenue related to the United States electronic-based bill payments increased during the nine months ended despite the decline in the three months ended September 30, 2008, as growth in the first six months of 2008 was higher than the declines during the third quarter.

Operating income

For the three and nine months ended September 30, 2008, operating income decreased compared to the same periods in the prior year primarily due to operating income declines in our the United States-based bill payments businesses, partially offset by growth in Pago Fácil payments. Operating income margins also declined for both periods as United States electronic-based and Pago Fácil payments have lower operating margins than the declining United States cash-based bill payments business. Partially offsetting operating income declines in the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007 was lower stock-based compensation expenses as described in the “Consumer-to-consumer” operating income discussion.

Other

The following table sets forth other results for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
(dollars in millions)
Revenues	$22.9	$21.9	5%	$67.5	$65.6	3%
Operating income	$4.1	$4.0	3%	$11.7	$14.6	(20)%
Operating income margin	18%	18%		17%	22%

Revenues

Revenue increased for the three months ended September 30, 2008 over the same period in 2007 due to revenue growth in our prepaid services business generated outside of the United States. The revenue growth experienced by this business during the nine months ended September 30, 2008, was partially offset by declines in our United States prepaid services business.

First Data, through its subsidiary Integrated Payment Systems Inc. (“IPS”), issues our Western Union branded money orders, pursuant to a five year agreement that was executed in conjunction with the spin-off. On July 18, 2008, we entered into an agreement with IPS which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of that agreement beginning on October 1, 2009 (the “IPS transition date”), IPS will assign and transfer to us certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities. On the IPS transition date, we will assume IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders and will terminate the existing agreement whereby IPS pays us a fixed return on the outstanding money order balances (which vary from month to month but approximate $800 million). Following the IPS transition date, we will invest the cash received from IPS in high-quality, investment grade securities in accordance with applicable regulations, which are the same as those currently governing the investment of our United States originated money transfer principal. In anticipation of investing the cash received at the IPS transition date and the exposure to fluctuations in interest rates, we have entered into interest rate swaps on certain of our fixed rate notes. Through a combination of the revenue generated from these investment securities and the interest rate swaps described below, we estimate that we should be able to retain, on a pre-tax income basis through 2011, a comparable rate of return as we are receiving under our current agreement with IPS.

Subsequent to the IPS transition date, all revenue generated from the management of the investment portfolio will be retained by us and none will be shared with our agents. IPS will continue to provide to us processing and clearing services necessary for payment of the money orders in exchange for the payment by us to IPS of a per-item processing fee and other administrative fees. We will no longer provide to IPS the services required under the original money order agreement or receive from IPS the fee for such services.

Operating income

For the three months ended September 30, 2008, operating income was consistent with the prior corresponding period. During the nine months ended September 30, 2008, the decrease in operating income was driven by operating income declines related to our money order business and costs incurred to develop mobile money transfer services, offset by increased revenue and related profits from our prepaid services business outside of the United States.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions. Such assets include those located in countries outside of the United States containing restrictions from being transferred outside of those countries, and cash and investment balances that are maintained by regulated subsidiaries to secure certain money transfer obligations initiated in the United States in accordance with applicable state regulations in the United States. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

Cash and Investment Securities

As of September 30, 2008, we have cash and cash equivalents of $1.1 billion. Our foreign entities held $0.6 billion of our cash and cash equivalents at September 30, 2008. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses overseas.

During the three months ended September 30, 2008, we had $298.1 million of international cash invested in the Reserve International Liquidity Fund, Ltd., a money market fund (the “Fund”). This surplus cash was not required or used for daily operations. Upon learning of Lehman Brothers Holdings, Inc.’s (“Lehman”)

bankruptcy, and knowing that the Fund had exposure to Lehman, we requested a full redemption on September 15, 2008 of our shares in the Fund. At that time, we were informed by the Reserve Management Company, the Fund’s investment advisor (“Manager”), that our redemption trades would be honored at a $1.00 per share net asset value. We expect to receive the full redemption amount based on written and verbal representations from the Manager to date and our current legal position regarding our redemption priority. We are pursuing collection vigorously, however, we have not yet received any information as to when the redemption will be paid. Based on the maturities of the underlying investments in the Fund and the current status of the redemption process, we may not be fully paid until 2009. Litigation exists that involves how the remaining assets of the Fund should be distributed, and as a result, there is a risk that we could receive less than the $1.00 per share net asset value. We believe that, despite this situation, we have adequate liquidity to meet our business needs through our existing cash balances, our ability to generate cash flows through operations, and the amounts available to borrow under our commercial paper program and our revolving credit facility, as described under “Financing Resources” below.

We typically receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as “settlement assets” on our condensed consolidated balance sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as “cash and cash equivalents” within “settlement assets,” to fund settlement obligations.

A portion of our settlement assets are held in investment securities, substantially all of which are highly rated state and municipal debt instruments, totaling $407.5 million as of September 30, 2008. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold financial instruments for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments. As of September 30, 2008, the significant majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of September 30, 2008, no individual security represented more than 5% of our investment securities portfolio.

IPS, our third-party issuer of Western Union money orders, holds the settlement assets generated from the sale of money orders, and maintains the responsibility for investing those funds. Based on the terms of the agreement with IPS, we are provided with a fixed rate of return on the funds awaiting settlement. In connection with the July 18, 2008 agreement we entered into with IPS, on October 1, 2009 we will assume the responsibility for the settlement of money orders and will have responsibility for managing the investment portfolio. On the same date, we will receive an amount of cash sufficient to satisfy all money order liabilities outstanding, which vary from month to month but approximate $800 million. In anticipation of investing the cash received at the IPS transition date and the exposure to fluctuations in interest rates, we have entered into interest rate swaps on certain of our fixed rate notes. Through a combination of the revenue generated from these investment securities and the interest rate swaps described below, we anticipate that we should be able to retain, on a pre-tax income basis through 2011, a comparable rate of return as we are receiving under our current agreement with IPS.

Cash Flows from Operating Activities

During the nine months ended September 30, 2008 and 2007, cash provided by operating activities was $925.3 million and $883.3 million, respectively. Cash flows provided by operating activities increased for the nine months ended September 30, 2008 compared to the same period in the prior year due to increased net income, partially offset by working capital fluctuations in 2008.

Financing Resources

At September 30, 2008, we have outstanding borrowings of $3,082.5 million. These outstanding borrowings consist of $82.0 million in commercial paper, $500.0 million in unsecured floating rate notes due November 2008, and $2.5 billion in unsecured fixed rate notes with maturities ranging from 2011 to 2036. We also have a $1.5 billion revolving credit facility available, diversified through a group of globally recognized banks, to meet additional liquidity needs that might arise, and which is available to support borrowings under our commercial paper program. As of September 30, 2008, there are no borrowings outstanding under the revolving credit facility, and we have approximately $1.4 billion available to borrow, which is net of our current commercial paper borrowings backed by this revolving credit facility. Recent disruptions in the credit markets have increased our cost of financing and have made it more difficult to access the financial markets.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. Our commercial paper borrowings may have maturities of up to 397 days from the date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. Our commercial paper borrowings at September 30, 2008 had a weighted-average interest rate of approximately 5.5% and a weighted-average initial term of 6 days.

Our unsecured floating rate notes of $500 million mature in November 2008. Depending on market conditions, we may use our surplus cash balances, borrowings under our commercial paper program or our revolving credit facility to repay these notes. If we refinance these borrowings, based on market conditions at this time, it is likely that interest rates will be significantly higher than under our previous borrowings.

Cash Priorities

Capital Expenditures

The total aggregate amount capitalized for contract costs, purchases of property and equipment, and purchased and developed software was $125.0 million and $122.3 million for the nine months ended September 30, 2008 and 2007, respectively. Amounts capitalized for new and renewed agent contracts were $68.8 million and $36.1 million during the nine months ended September 30, 2008 and 2007, respectively. Such contract costs will vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included purchased and developed software costs and purchases of property and equipment representing investments in our information technology infrastructure and the renovation of certain facilities.

Acquisition of business, net of cash acquired

On August 1, 2008, we acquired the money transfer assets from our existing money transfer agent in Panama for a purchase price of $18.2 million, which is net of cash acquired of $0.7 million.

In October 2008, we entered into an agreement to acquire 80% of our existing money transfer agent in Peru for approximately $35.0 million, subject to government approval in Peru.

Return Value to Shareholders through Share Repurchases and Dividends

Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008 (“2008 Authorization”), a $1.0 billion authorization in December 2007 (“2007 Authorization”) and a $1.0 billion authorization in September 2006 which has been fully utilized. During the nine months ended September 30, 2008, 50.4 million shares have been repurchased for $1,204.8 million, excluding commissions, at an average cost of $23.91 per share. As of September 30, 2008, $1,048.7 million remains available under the 2007 and 2008 Authorizations. We repurchased 1.8 million shares during October 2008.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit plans that together had a recorded unfunded pension obligation of $29.1 million as of September 30, 2008. In 2007 and for the nine months ended September 30, 2008, we did not make a contribution to these plans, and based on current asset return calculations and minimum funding requirements, no such contribution is required in 2008. During 2009, we expect that we will be required to contribute approximately $10 million to these plans. We may elect to make an additional contribution in 2009 if our funded status were to fall below 80% at the time we perform our plan measurement at December 31, 2008. Our 2010 funding requirements will become finalized when our funding calculations are performed based on the December 31, 2008 measurement date; however, based on asset values at September 30, 2008, we estimate the funding requirements for 2010 and for each of the next five years to be approximately $20 million per year.

Other Commercial Commitments

We had $71.6 million in outstanding letters of credit and bank guarantees at September 30, 2008 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of September 30, 2008, our total amount of unrecognized income tax benefits is a liability of $383.1 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The statement establishes accounting and reporting standards for a noncontrolling interest in a subsidiary. The adoption of the requirements of SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and may not be early adopted. We do not expect the impact of adopting SFAS No. 160 to be significant on the financial position, results of operations and cash flows, as our current non-controlling interests are immaterial.

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

In addition to the above Critical Accounting Policies, during the nine months ended September 30, 2008 we incurred expenses in connection with restructuring and related expenses and expect to incur additional costs during the year ended December 31, 2008. Accordingly, we now consider our restructuring policy as a Critical Accounting Policy as follows:

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

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, British pound and Canadian dollar, and to a lesser degree in other European currencies and the Australian dollar. We use contracts with maturities of up to 36 months at inception to mitigate some of the risk that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year at any point in time. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations and allows us to manage and mitigate risks associated with changes in foreign currency exchange rates.

At December 31, 2007, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would result in a decrease/increase to pre-tax annual income of approximately $28 million based on the company’s forecast of unhedged 2008 exposure to foreign currency. The exposure as of September 30, 2008 is not materially different based on the company’s forecast of unhedged exposure to foreign currency through September 30, 2009. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that the company would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets with a total value of $1.2 billion at September 30, 2008. Approximately $1.0 billion of these assets bear interest at floating rates, and are therefore sensitive to changes in interest rates. These assets are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” Such assets classified as “cash and cash equivalents” are highly liquid investments with maturities of three months or less at the date of purchase and are readily convertible to cash. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our portfolio consists of highly rated, fixed rate municipal bonds, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the condensed consolidated balance sheets. As interest rates rise, the fair market value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities. We have classified these investments as available-for-sale within “settlement assets” in the condensed consolidated balance sheets, and accordingly, recorded these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ (deficiency)/equity on our condensed consolidated balance sheets.

As of September 30, 2008, $1,437.0 million of our total $3,082.5 million in debt carries a floating interest rate or matures in such a short period that the financing is effectively a floating rate position. Of this floating rate debt, $500.0 million bears interest based on the three month LIBOR plus 15 basis points and is reset quarterly, $82.0 million represents commercial paper with a weighted-average interest rate of approximately 5.5% and a weighted-average initial term of 6 days and $855.0 million is fixed-rate debt that has effectively been changed to LIBOR-based floating rate debt through interest rate swap agreements, with spreads ranging from 0.25 basis points below LIBOR to 181.25 basis points above LIBOR. Approximately $780.0 million of the notional amount of these interest rate swaps were entered into to reduce the economic exposure from fluctuations in interest rates until we assume the responsibilities for the issuance and settlement of money orders and for managing the investment portfolio under the contract we executed with IPS, which becomes effective on October 1, 2009. Refer to “Cash and Investment Securities” above for further discussion related to the agreement with IPS.

The company reviews its overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering duration of the individual positions. The company actively manages this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and optimize returns. Portfolio exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e. fixed versus floating). We use interest rate swaps designated as hedges, to increase the percent of floating rate debt, subject to market conditions. Our weighted-average interest rate on our borrowings, including our hedges, outstanding at September 30, 2008 was approximately 5.0%.

A hypothetical 100 basis point increase in interest rates would result in a decrease to pre-tax income of approximately $14 million annually based on borrowings on September 30, 2008 that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on September 30, 2008 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of approximately $10 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Credit Risk

The company’s interest earning assets include investment securities, substantially all of which are highly-rated state and municipal debt instruments, which are classified in “settlement assets” and accounted for as available-for-sale securities, and money market fund investments, which are classified in “cash and cash equivalents.” The significant majority of our investment securities are rated “AA-” or better from a major credit rating agency.

During the three months ended September 30, 2008, we had $298.1 million of international cash invested in the Reserve International Liquidity Fund, Ltd. (the “Fund”). Upon learning of Lehman’s bankruptcy, and knowing that the Fund had exposure to Lehman, we requested a full redemption on September 15, 2008 of our shares in the Fund. At that time, we were informed by the Fund’s investment advisor that our redemption trades would be honored at a $1.00 per share net asset value. We are pursuing collection vigorously, however, we have not yet received any information as to when the redemption will be paid. Based on the maturities of the underlying investments in the Fund and the current status of the redemption process, we may not be fully paid until 2009. Litigation exists that involves how the remaining assets of the Fund should be distributed, and as a result, there is a risk that we could receive less than the $1.00 per share net asset value.

To manage our exposures to credit risk with respect to investment securities, money market fund investments and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review investment concentrations and credit ratings, and we have relationships with a globally diversified list of banks and financial institutions, which we believe are high quality institutions.

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. In addition, we are exposed to credit risk directly from consumer transactions particularly through our online services and electronic consumer-to-business channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. We perform a credit investigation before each agent signing and conduct periodic analyses. Our losses associated with agent and consumer bad debts have been less than 1% of our annual revenue in all periods presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2008, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As announced on March 14, 2008, the Company has closed substantially all of its facilities in Missouri and Texas. These closures have resulted and will result in the elimination or relocation of employees who, among other functions, staffed our money transfer settlement and operational accounting functions. As a result of this transition of the operations to other Company facilities, the personnel responsible for executing the Company’s controls over these processes have changed. These new locations began processing transactions in the third quarter of 2008. Management believes it is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change.

There were no additional changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company as of September 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

/s/    ERNST & YOUNG LLP

Denver, Colorado

October 31, 2008

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors, described in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the third quarter:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 – 31	5,824,000	$24.49	5,824,000	$1,428.7
August 1 – 31	6,813,300	27.63	6,813,300	$1,240.4
September 1 – 30	7,388,027	26.05	7,359,500	$1,048.7

Total	20,025,327	$26.13	19,996,800

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008 (“2008 Authorization”), a $1.0 billion authorization in December 2007 (“2007 Authorization”), both of which expire on December 31, 2009, and a $1.0 billion authorization in September 2006 which has been fully utilized. As of September 30, 2008, $1,048.7 million remains available under the 2007 and 2008 Authorizations. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1 to facilitate the repurchase of our shares. A Rule 10b5-1 plan permits the Company to repurchase shares at times when we may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: November 1, 2008	By	/S/ SCOTT T. SCHEIRMAN
Scott T. Scheirman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2008	By	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

10.2	The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective December 31, 2008

10.3	The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code