Form 10-K
period 2008-12-31
Western Union CO
filed 2009-02-19
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $17.9 billion based on the closing sale price of $24.72 of the common stock as reported on the New York Stock Exchange.

As of February 13, 2009, 709,993,946 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2009 annual meeting of stockholders are incorporated into Part III of this Annual Report on 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors.” The statements are only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate;

•	adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents, or the value of, or our ability to recover our investments;

•	changes in immigration laws, patterns and other factors related to migrants;

•	technological changes, particularly with respect to e-commerce;

•

the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering and terrorist financing;

•	our ability to attract and retain qualified key employees and to manage our workforce successfully;

•	changes in foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers;

•	political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole;

•	failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide;

•	significantly slower growth or declines in the money transfer market and other markets in which we operate;

•	failure to implement agent contracts according to schedule;

•	our ability to maintain our agent network and biller relationships under terms consistent with or more advantageous to us than those currently in place;

•	interruptions of United States government relations with countries in which we have or are implementing material agent contracts;

•	deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally;

•	failure to manage credit and fraud risks presented by our agents and consumers or non performance of our financial services providers and insurance carriers;

•	adverse rating actions by credit rating agencies;

•	liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments;

•	changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof;

•	our ability to favorably resolve tax matters with the Internal Revenue Service and other tax jurisdictions;

•	changes in industry standards affecting our business;

•	changes in accounting standards, rules and interpretations;

•

failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other nonbank money transfer services providers, including telecommunications providers, card associations and card-based payment providers;

•	our ability to grow our core businesses;

•	our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products;

•	our ability to protect our brands and our other intellectual property rights;

•	our ability to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection;

•	any material breach of security of or interruptions in any of our systems;

•	mergers, acquisitions and integration of acquired businesses and technologies into our company and the realization of anticipated synergies from these acquisitions;

•	adverse consequences from our spin-off from First Data Corporation, including resolution of certain ongoing matters;

•	decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries;

•	decisions to change our business mix;

•	cessation of various services provided to us by third-party vendors;

•	catastrophic events; and

•	management’s ability to identify and manage these and other risks.

ITEM 1.	BUSINESS

Overview

The Western Union Company (“Western Union” or the “Company”) is a leader in global money transfer, providing people with fast, reliable and convenient ways to send money around the world. The Western Union® brand is globally recognized. Our services are available through a network of over 375,000 agent locations in more than 200 countries and territories. Each location in our agent network is capable of providing one or more of our services. As of December 31, 2008, approximately 75% of our locations had experienced money transfer activity in the prior 12 months. Our consumer-to-consumer money transfer service enables people to send money around the world in minutes. Our consumer-to-business service provides consumers with flexible and convenient options for making one-time or recurring bill payments.

We believe that brand strength, size and reach of our global network, and convenience and reliability for our consumers have been key to the growth of our business. As we continue to meet the needs of our consumers for fast, reliable and convenient money transfer services, we are also working to enhance our services and provide our consumers with access to an expanding portfolio of payment and other financial services.

History and Development

The Western Union Company was incorporated in Delaware as a wholly-owned subsidiary of First Data Corporation, or “First Data,” on February 17, 2006 in anticipation of the spin-off described in “The Separation of Western Union from First Data”.

The Western Union Company has roots back to 1851. Western Union stock was first traded on the New York Stock Exchange in 1865. In 1884, the original Western Union was one of the 11 companies included on the first Dow Jones average. Western Union has a long history of providing innovative services, including creating the universal stock ticker and launching the first United States commercial communications satellite service. Western Union introduced our consumer-to-consumer money transfer service in 1871. Western Union began offering consumer-to-business payment services in 1989 when we introduced Western Union Quick Collect® or “Quick Collect,” providing consumers in the United States with the ability to conveniently pay bills in cash through our agent network.

Over the past decade, we have become a leader in the development of a global remittance market. Today, we offer money transfer services under the Western Union®, Orlandi Valuta® and VigoSM brands in over 200 countries and territories, and various bill payment services, primarily in the United States, under several brands like Speedpay®, Equity Accelerator®, Just in Time EFT®, Western Union Quick Collect and Western Union Convenience Pay®.

The Western Union Business

Our revenue is principally generated by money transfer and payment transactions. We primarily derive our revenue from two sources. Most of our revenue comes from fees that consumers pay when they send money. In certain consumer money transfer transactions involving different send and payment currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency.

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

In our consumer-to-business segment we process electronic and cash payments to a variety of organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and governmental agencies, which we sometimes refer to as “billers.” We process electronic payments using the consumer’s credit card, debit card or bank account. We process cash payments much like we process consumer-to-consumer transactions. We believe our billers benefit from their relationship with Western Union as their relationship with us provides them with real-time or near real-time posting of their customer payments, reduced expenses that the biller would have otherwise incurred for cash and check handling, and in certain circumstances another source of income.

Geographic Presence

More than 85% of our agent locations are outside the United States. Our consumer-to-consumer services are available in almost every country or territory. We have offices in more than 50 countries. In the United States, Costa Rica, Russia, Mexico, Argentina and the Philippines, our offices include customer service centers, where our employees answer operational questions from agents and consumers and certain of these offices also provide data processing services. Our office in Englewood, Colorado serves as our corporate headquarters, and our office in Dublin, Ireland serves as our international headquarters. Other offices, including regional management offices in Sunrise, Florida, Vienna, Austria and Hong Kong, China, provide sales, marketing, and other services. Our employees and members of senior management reflect the global nature of our business; natives of many countries, they speak many languages.

Western Union agents include large networks such as post offices, banks and retailers. We have agreements with postal organizations in Argentina, Australia, China, France, Germany, India, New Zealand, Russia, Spain and elsewhere. Our services are offered through banks such as Agricultural Bank of China and the State Bank of India. National and international retailers in the network include Kroger and Publix in the United States and Elektra and Travelex internationally. Many of our agents have multiple locations. Our agents know the markets they serve. They work with our management to develop business plans for their markets, and many of our agents contribute financial resources to assist with marketing the business.

Our consumer-to-business services offer bill payment services primarily in the United States. We intend to pursue continued global expansion of consumer-to-business payment services through our existing agent network and through acquisitions and alliances as demonstrated by our 2006 acquisition of Servicio Electronico de Pago S.A. and related entities (“SEPSA” or Pago FácilSM) and the recent offering of our bill payment service in Peru and Panama.

Financial information relating to our international and domestic revenues and long-lived assets is set forth in Note 17 to our Consolidated Financial Statements in Item 8.

Our Strengths

We believe our strengths enable us to continue being the provider of choice for millions of consumers when they need to send or receive money and pay bills. Our strengths include our:

Strong relationships with high quality agents and businesses. We interact with millions of consumers around the world, primarily through our global agent network. Our agents facilitate the global distribution and convenience associated with our Western Union brand, which in turn helps create demand for our services and helps us to recruit and retain agents. Our agents tend to be established organizations that provide other consumer products and services. Many are open outside of traditional banking hours, for example on nights and weekends, making it easier for consumers to use our services. Our top 40 agents globally have been with us an average of approximately 13 years, and in 2008, these long-standing agents were involved in transactions that generated more than 60% of our consumer-to-consumer revenue. We occasionally acquire interests in, and enter into alliances with, certain of our agents to better align our long-term interests. For example, in August 2008, we acquired the money transfer assets from our existing money transfer agent in Panama and, in December 2008, we acquired 80% of our existing money transfer agent in Peru. We also hold a majority interest in an alliance with our agent in France, and we hold minority interests in agents that have a presence in the United Kingdom, Spain, Ireland, Greece, Jamaica, Singapore and Italy, among others. In February 2009, we entered into an agreement to acquire the money transfer services business of the agent in Ireland in which we currently hold an ownership interest. The agent provides services in the United Kingdom, Spain, Ireland and various other European countries. See Item 7, “Subsequent Event” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have relationships with more than 6,300 businesses and other billers, approximately 2,100 of which primarily relate to our bill payment business in Argentina, Pago Fácil. These relationships are a core component of our consumer-to-business payment services. In 2008, our top 20 billers represented approximately 40% of our consumer-to-business revenue. On average, we have provided our bill payment services to our top 20 billers for more than 13 years.

Global distribution network. Our agent networks are the foundation of our international presence. We have more than 375,000 agent locations worldwide offering at least one of our consumer-to-consumer money transfer services, with the vast majority offering Western Union branded service. Our global footprint results from more than a decade of building relationships with agents worldwide.

Success in the consumer-to-consumer money transfer business depends in large part on providing quality service at convenient send and receive locations. Our global network, extending to over 200 countries and territories, provides that convenience. Over the last several years, we have emphasized the development of our receive network around the world to optimize send and receive corridors. Today, we believe we are well-positioned to meet consumer demand in key receive markets, such as China, India, Mexico and the Philippines.

To complement the convenience offered by our network’s global physical locations, in certain countries we have made our services available through other channels, such as our internet service, westernunion.com (which allows consumers to send funds through our website), our telephone money transfer service, our direct-to-bank money transfer service (which allows consumers to send money directly to a bank account) and our newly piloted mobile telephone money transfer service. These services represent approximately 3% of our consolidated revenues. For financial information regarding our foreign and United States operations, see Item 7 of Part II and our historical financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Established brands. Our Western Union brand is built on a foundation of more than 150 years of history and consumer-focused service. The Western Union brand represents speed, reliability, trust and convenience. The international expansion of our agent network over the past decade has taken the Western Union brand nearly everywhere consumers send and receive money. As people move and travel around the world, they are able to use the services of a well recognized brand to transfer funds.

We also offer money transfer services under the Orlandi Valuta and Vigo brands. During the past five years, Western Union branded transactions have grown the fastest of the three consumer money transfer brands.

Through Western Union Quick Collect, Western Union Convenience Pay, Pago Fácil, Speedpay, Just in Time EFT, Equity Accelerator and other brands, we offer consumer-to-business payment services.

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2008, we invested approximately $285 million to market, advertise and promote our brand and services, and many of our agents have contributed significant financial resources to assist with marketing the business.

Consumer relationships. One of our strengths has been our focus on our consumers and offering them fast, reliable money transfer and payment services. Our global loyalty program is available in a growing number of countries. We launched our Western Union Gold Card, the principal vehicle of the program, in the United States in 2002. As of December 31, 2008, the Gold Card program was available in 72 countries and had approximately 11 million active cards, an increase in the number of active cards of 16% from December 31, 2007. The Gold Card offers consumers faster service at the point-of-sale and other benefits which, depending on the country, could include service fee reductions on future Western Union branded transactions, discounts at retailers or a rechargeable prepaid phone card embedded within the Gold Card. On average, a Gold Card consumer initiates more transactions and has a higher rate of retention than a non-carded consumer. In the United States, approximately 50% of Western Union branded consumer-to-consumer transactions are initiated using a Gold Card. We have also seen increases in usage in Europe and Asia where we began offering the Gold Card in 2004. The global Gold Card program is one component of our consumer relationship management activities designed to support and enhance long-term relationships with our consumers. Consumer databases supplement these efforts by providing insight on consumer preferences so that we can selectively target consumer communications and marketing.

Operational excellence. Our systems enable us to provide worldwide, multi-currency and real-time money transfer processing with a high degree of reliability. We provide many of our largest agents and billers dynamic computer host-to-host interfaces that enable them to offer money transfer and payment services within their own computer environment. We also provide settlement and reconciliation software to our agents and billers with reporting and analysis tools to help them monitor many aspects of their money transfer business, including transactions, profitability and cash flow. Behind the scenes, our settlement systems facilitate the routine settlement of accounts between our company and our agents and billers. Our systems and processes enable our agents to pay money transfers in more than 120 currencies worldwide. Many of our agents can pay in multiple currencies at a single location.

Flexibility is another important component of operational excellence. We continue to work to implement consumer focused enhancements to our services, like telephone and internet services, and money transfers paid directly to a bank account or to a stored-value card.

Global compliance programs. We have developed and continue to enhance global compliance programs, including an anti-money laundering compliance program comprised of policies, procedures, systems and internal controls to monitor and address various aspects of our legal and regulatory requirements. Our money transfer network operates through third-party agents in most countries, and, therefore, our legal and practical ability to control those agents’ compliance activities is limited. As of December 31, 2008, we have approximately 300 employees in a number of our offices around the world dedicated to our global compliance programs and we spend over $40 million annually on these efforts.

Attractive financial profile. Our revenue and net cash flow have provided us with opportunities to invest in our core business growth, new services and new markets. In 2008, we generated $5.3 billion in revenues, had an operating profit margin of 26% and generated approximately $1.3 billion in net cash provided by operating activities.

Our Strategy

We believe that our strengths position us well to continue to pursue global markets and remain focused on our consumers and agents, and their needs. To do so, our strategies include:

Accelerate profitable growth in our existing consumer-to-consumer business. We are focused on selectively expanding our agent network. Examples of this strategy and our recent success in implementing it include:

•

Continuing to align the number of send and receive agent locations in our markets to correspond to the send and receive demands of our consumers in each market. We have focused on building receive networks in countries with large inbound remittance markets, particularly in Latin America, Africa and

Eastern Europe as well as key countries in Asia like China, the Philippines and India. This increased number of locations in receive markets provides consumers from these geographies confidence that money they send home will be delivered to a convenient location. In the United States, Western Europe and other predominantly send markets, we add agent locations in places that tend to attract consumers.

•

Acquiring equity interests in, and entering into alliances with, certain of our agents to better align our long-term interests. For example, in August 2008, we acquired the money transfer assets from our existing money transfer agent in Panama and in December 2008, we acquired 80% of our money transfer agent in Peru.

•

Adding or enhancing services allowing consumers in many countries to send and receive money transfers within the same country. In 2008, we grew our non-United States intra-country money transfer transactions by over 20%, which generated in excess of $100 million in revenues.

•

Continuing to develop services to meet consumers’ needs for convenience, choice and speed. For example, our account to cash service allows consumers to debit their bank accounts and send the money through Western Union for payment at any agent location.

•

Continuing to identify and create opportunities to generate new revenue from our existing distribution channels. For example, during 2008 we expanded the service offering under our Vigo brand to certain countries in Western Europe to expand this brand from its United States and Latin American presence.

•	Launching our internet service internationally. As of December 31, 2008, westernunion.com is available in 12 countries outside of the United States.

Expand and globalize our consumer-to-business segment and increase the number of bill payment options. We offer bill payment services primarily in the United States. We intend to pursue continued global expansion of consumer-to-business payment services by expanding and extending our core cash and electronic payments offerings. We intend to execute this expansion using both our existing agent network and through acquisitions and alliances. Examples of this strategy include:

•

Expanding our international bill payment business outside of Argentina. For example, Western Union recently began offering a walk-in, cash bill payment service that will provide consumers in Peru and Panama with a convenient way to pay for services such as phone, utilities and other recurring household bills.

•	Offering bill payment services in the United States under our Vigo brand, which is currently only a consumer-to-consumer brand.

•

Developing our relationships with United States banks and other partners to allow their consumers to pay bills immediately through the bank’s existing on-line banking websites, which will link to our proprietary platforms.

Innovate to provide new products and services to our target consumer. Developing new technologies through innovation is a key focus area. We have, or will have, a number of pilot projects in the market which, although they do not contribute meaningfully to revenue now, will allow us to evaluate the merits of each new service. We will thus ensure that we invest appropriately to drive future growth and attract new consumers to Western Union. For example, we are currently piloting through relationships with Smart Communications, Globe Telecom, Orascom Telecom and Vodafone, to assess the potential of our mobile money transfer service which will provide consumers with the ability to transfer money via mobile phones and will allow the consumer to send or receive funds at select Western Union agent locations.

Improve our profitability by leveraging our scale, reducing costs and effectively utilizing capital. We are constantly exploring opportunities to improve cost efficiency and profitability in order to help us achieve our strategic goals and to give us more flexibility to invest in our future. Examples of our efforts to improve cost competitiveness include:

•

Closing several facilities in the United States and transitioning these operations to more cost-efficient locations. In addition, we have eliminated certain positions around the world. Beginning in 2009, we expect over $40 million in operating expense savings annually as a result of these restructuring and related activities undertaken in 2008.

•	Successfully renegotiating agreements with key agents around the world to reduce commission expense, while providing both parties with the opportunity to enjoy a long-term relationship.

•	Prioritizing our investments with a global perspective and evaluating those investments to maximize our return on investment.

•

Continuing to focus on gaining cost efficiencies through a global organizational realignment that streamlines our global operations into two regional structures: the Americas and Europe/Middle East/Africa/Asia.

Our Segments

We manage our business around the consumers we serve and the type of services we offer. Each segment addresses a different combination of consumer needs, distribution networks and services. Our segments are consumer-to-consumer and consumer-to-business. Our other businesses not included in these segments include Western Union branded money orders available through a network of third-party agents primarily in the United States and Canada, and prepaid services. Prepaid services include a Western Union branded prepaid MasterCard® card sold through select agents in the United States and the internet, a Western Union branded prepaid Visa® card sold on the internet, and top-up services for third parties that allow consumers to pay in advance for mobile phone and other services.

The table below presents the components of our consolidated revenue:

	2008	2007	2006
Consumer-to-consumer (a)
EMEASA	44%	40%	38%
Americas	34%	37%	41%
APAC	7%	6%	5%

Total Consumer-to-consumer	85%	83%	84%
Consumer-to-business	14%	15%	14%
Other	1%	2%	2%

	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 85% of our total consolidated revenues for 2008. We offer consumers a variety of ways to send money. Although most remittances are sent in cash at one of our more than 375,000 agent locations worldwide, in some countries we offer the ability to send money over the internet or the telephone, using a credit or debit card. Some agent locations accept debit cards to initiate a transaction. We also offer consumers several options to receive a money transfer. While the vast majority of transfers are paid in cash at agent locations, in some places we offer payout directly to the receiver’s bank account, to a stored-value card, to a mobile phone or through the issuance of a money order.

Operations

Our revenue is derived primarily from transaction fees charged to consumers to transfer money. In money transfers involving different send and receive currencies, we also generate revenue based on the difference between the exchange rate set by Western Union to the consumer and the rate at which we or our agents are able to acquire currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and address of the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. This sending agent enters the transaction information into our data processing system and the funds are made available for payment, usually within minutes. The recipient enters an agent location in the designated receiving area or country, presents identification and is paid the transferred amount. Recipients do not pay a fee (although in limited circumstances, a tax may be imposed on the payment of the remittance). We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the locations to and from which the funds are sent and are to be transferred.

Over 85% of our consumer-to-consumer transactions involve at least one non-United States location. No individual country outside the United States accounted for more than 10% of the segment’s revenue for the years ended December 31, 2008, 2007 and 2006. Certain of our agents facilitate a large number of transactions; however, no individual agent accounted for greater than 10% of the segment’s revenue during these periods.

Seasonality

Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

Services

We offer money transfer services worldwide. In 2008, over 90% of our consumer-to-consumer transactions were cash money transfers involving our walk-in agent locations around the world. In order to enhance the convenience of our services, we offer a number of options for sending and receiving funds; although, historically, demand for in-person, cash money transfers has been the strongest, we continue to develop services that enhance consumer convenience and choice and are customized to meet the needs of consumers. The different ways consumers can send or receive money include the following:

Walk-in money transfer service. The majority of our remittances constitute transactions in which cash is collected by the agent and payment (usually cash) is available for pick-up at another agent location in the designated receive country, usually within minutes. In some United States outbound corridors and in select international corridors, we provide a “Direct to Bank” service, enabling a consumer to send a transaction from an agent location directly to a bank account in another country. In certain countries, our agents offer a bank deposit service, in which the paying agent provides the receiver the option to direct funds to a bank account or to a stored-value card. Also, under our Vigo brand, we offer Direct to Bank service in certain countries. We also provide a “Cash to Card” service that provides consumers an option to direct funds to a stored-value card in certain locations.

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

Online money transfer service. Our internet website, westernunion.com, allows consumers to send funds on-line, using a credit or debit card, for payment at most Western Union branded agent locations around the world. As of December 31, 2008, we are now providing send service in 12 countries outside the United States.

Telephone money transfer service. Our Telephone Money Transfer service allows Western Union consumers to send funds by telephone without visiting an agent location. Consumers call a toll-free number in the United States, Canada, Ireland or the United Kingdom and use a debit card or credit card to initiate a transaction. The money transfer is then available for pay-out at an agent location.

Account to cash. Our service that allows consumers to debit their bank accounts and send the money through Western Union for pay-out at an agent location.

Distribution and Marketing Channels

We offer our consumer-to-consumer service through our global network of third-party agents and the other initiation and payment methods discussed above. Western Union provides central operating functions such as transaction processing, settlement, marketing support and customer relationship management to our agents.

Some of our agents outside the United States manage subagents. We refer to these agents as superagents. As of December 31, 2008, we have over 700 superagents located throughout the world. Although our subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to the same technology and services that our other agent locations do.

Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card payout options and Direct to Bank service. Our marketing relies on feedback from our agents and consumers, and in many of our markets, our agents fund their own marketing activities.

The Gold Card offers consumers faster service at the point-of-sale and, in certain countries, other benefits which could include reward points, service fee reductions on future Western Union branded transactions, discounts at retailers or a rechargeable prepaid phone card embedded within the Gold Card. As of December 31, 2008, the Gold Card program was available in 72 countries and had approximately 11 million active cards.

Western Union International Bank began operations in February 2005. We chartered the bank to meet requirements presented by the growing trend among the member states of the European Union to regulate the money transfer business, and to give us a regulatory platform for new products and services. Western Union International Bank holds a full credit institution license, allowing it to offer a range of financial services throughout the 27 member states of the European Union and the three additional states of the European Economic Area. As of December 31, 2008, the bank was offering retail service in approximately 36 owned and operated locations and is present in five countries.

Industry Trends

Over the last several years, the money transfer industry has experienced growth. Trends in the money transfer business tends to correlate to migration trends, global economic opportunity and related employment rates worldwide. The top four inbound remittance markets in the world, the countries of India, China, Mexico and the Philippines, cumulatively receive an estimated $100 billion annually according to The World Bank. However, due to the weakening global economy, including declines in consumer confidence and rising unemployment, the demand for money transfers has softened, as reflected by The World Bank’s projection of a 0.9% to a 5.7% decline in remittances in 2009. However, we expect that the remittance market will begin to recover as the global economy improves. The World Bank projects a 1.2% to 6.1% growth in remittances in 2010. As the World Bank is focused on remittances to developing countries and not total worldwide remittances, we consider this information as well as other sources when assessing market opportunities.

In 2008, consumers transferred $74 billion in consumer-to-consumer transactions, of which $67 billion related to cross-border transactions, which represented an increase of 16% in consumer-to-consumer transactions and a 17% increase in cross-border transactions over prior year.

Another significant trend impacting the money transfer industry is the increase in regulation in recent years. Regulation in the United States and elsewhere focuses, in part, on anti-money laundering and anti-terrorist activities. Regulations require money transfer providers, banks and other financial institutions to develop systems to detect, monitor and report certain transactions.

Competition

We face robust competition in the highly-fragmented consumer-to-consumer money transfer industry. We compete with a variety of money transfer service providers, including:

•	Global money transfer providers—Global money transfer providers allow consumers to send money to a wide variety of locations, in both their home countries and abroad.

•

Regional money transfer providers—Regional money transfer providers, or “niche” players, provide the same services as global money transfer providers, but focus on a small group of corridors or services within one region, such as North America to the Caribbean, Central or South America, or Western Europe to North Africa.

•

Banks—Banks of all sizes compete with us in a number of ways, including bank wire services and card-based services. We believe that banks offer consumers wire transfer services and other money transfer methods as an incentive to those consumers to purchase other services and products.

•

Informal networks—Informal networks enable people to transfer funds without formal mechanisms, such as receipts, and often without compliance with government reporting requirements. We believe that such networks comprise a significant share of the market.

•	Electronic commerce—Online money transfer services allowing consumers to send and receive money electronically using the internet.

•

Alternative channels—Alternative channels for sending and receiving money include mail and commercial courier services, money transfers using mobile phones, and card-based options, such as ATM cards and stored-value cards.

The most significant competitive factors in consumer-to-consumer remittances relate to brand recognition, trust and reliability, distribution network, consumer experience and price.

For additional details regarding our consumer-to-consumer segment, including financial information regarding our international and United States operations, see Item 7 of Part II and our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Consumer-to-Business Segment

We provide a portfolio of electronic and cash payment options that provide consumers with fast and convenient ways to make one-time or recurring payments to billers. Revenues from this segment represented 14% of our revenue in 2008.

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

Our Equity Accelerator service is provided in the mortgage service industry, enabling consumers to make mortgage payments by ACH. It is marketed as a convenient way for homeowners to schedule additional recurring principal payments on their mortgages. Consumers who enroll in this service make mortgage payments based on an accelerated program, which results in interest savings and a lower mortgage balance.

Cash payments. Consumers use our Quick Collect service to send funds to businesses and government agencies across the United States and Canada, using cash and, in certain locations, a debit card. This service is also offered in other select international locations, and is referred to as Quick PaySM in those locations. We also offer Quick Cash®, a cash disbursement service used by businesses and government agencies to send money to employees or individuals with whom they have accounts or other business relationships.

Consumers use our Convenience Pay service to send payments by cash or check from a smaller number of Convenience Pay agent locations primarily to utilities and telecommunication providers.

In addition, Pago Fácil provides a walk-in bill payment service in Argentina under the Pago Fácil brand. In the fourth quarter of 2008, Western Union began offering a walk-in, cash bill payment service that will provide consumers in Peru and Panama with a way to pay for services such as mobile phone, utilities and other recurring bills.

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

As part of our strategy, we are focused on expanding and globalizing our consumer-to-business segment and increasing our number of bill payment options. We have begun expanding our international bill payment business outside of Argentina to Peru and Panama and we are beginning to offer bill payment services under our Vigo brand.

Industry Trends

The consumer-to-business payment industry has evolved with technological innovations that created new methods of processing payments from individuals to businesses. We believe that the United States is in the midst of a trend away from cash and paper checks toward electronic payment methods accessible through multiple technologies. Furthermore, due to the recent weakening in the United States economy, we believe some consumers who are likely to use our services are having difficulty paying their bills and are unable to obtain credit in any form, resulting in us handling fewer bill payments. We expect this trend to continue in 2009.

The consumer-to-business payment industry outside the United States is at varying stages of development. In some countries, walk-in cash payments at a biller’s office or through a third-party network are widely used, while in other countries electronic payment options, particularly through direct debit, are widely accepted.

Competition

Western Union competes with a diverse set of bill payment service providers offering both cash and electronic-based payment solutions. Competition in electronic payments includes financial institutions (which may offer bill-payment services in their own name or may “host” payment services operated under the names of their clients), billers offering their own or third-party services to their own customers, and third-party providers of all sizes offering services directly to consumers. In many cases, competitors specialize in a small number of industries. Competitors for cash payments include a biller’s own walk-in locations, or those provided by others, some only on a regional basis, as well as mail and courier services. There is also competition between electronic and cash-based payments methods.

The most significant competitive factors in this segment relate to brand recognition, trust and reliability, convenience, speed, variety of payment methods and price.

For additional details regarding our consumer-to-business segment, see Item 7 of Part II and our historical financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Other

Our remaining business units are grouped in the “Other” category, which includes money orders and prepaid services.

We market Western Union branded money orders, issued by a third-party, to consumers at non-bank retail locations primarily in the United States and Canada. On July 18, 2008, an agreement was executed with Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, whereby we will assume the responsibility for issuing money orders effective October 1, 2009 (the “Transition Date”). Prior to the Transition Date, money order revenue is generated through a combination of commissions collected from IPS and per item fees for money orders sold. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to IPS promptly following the sale date. IPS holds those funds to meet regulatory requirements and to pay money orders presented for payment. Agents generally receive no commissions from us on money order sales, but rather earn revenue by charging a fee to the consumer for the purchase of the money order. IPS currently holds the settlement assets related to our money order business. Under the terms of the agreement, beginning on October 1, 2009, IPS will assign and transfer to us certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities, which vary from day to day but approximate $800 million. After the Transition Date, the settlement assets transferred to us will be subject to regulatory requirements for the money order business under our existing licenses and we will no longer provide to IPS the services required under the original money order agreement or receive from IPS the fee for such services. Subsequent to the Transition Date, a substantial portion of our revenues, which will replace the fee we currently earn from IPS, will be earned from investment income on the float balance of unpaid money order obligations. However, IPS will continue to provide to us clearing services necessary for payment of the money orders in exchange for the payment by us to IPS of a per-item administrative fee.

We also offer prepaid services consisting of:

•	a Western Union branded prepaid MasterCard card and Visa card; and

•	third-party top-up services in the United States and Argentina.

The Western Union branded prepaid MasterCard card is sold through select agents in the United States and on the internet, and our Western Union branded prepaid Visa card is also sold on the internet. Our “top-up” services allow consumers to pre-pay for mobile phone or other services, and otherwise store value with service providers that can be accessed by the consumer in the future.

Expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services and new prepaid service offerings, and non-recurring costs incurred to effect the spin-off are included in “Other”.

Intellectual Property

The Western Union brand, consisting of trademark registrations in many countries, is material to our company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our growth. The Vigo, Orlandi Valuta, Speedpay, Paymap®, Equity Accelerator, Just in Time EFT, Western Union Quick Collect, Quick Pay, Quick Cash, Convenience Pay, Pago Fácil (registered in Argentina) and other trademarks and service marks are also important to our company.

We own patents and patent applications covering aspects of our processes and services. We have been, are and in the future may be, subject to claims and suits alleging that our technology or business methods infringe patents owned by others, both in and out of the United States. Unfavorable resolution of these claims could require us to change how we deliver services, result in significant financial consequences, or both, which could adversely affect our business, financial position and results of operations.

Risk Management

Our company has a credit risk management department that evaluates and monitors our agent-related credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our online services and electronic consumer-to-business channels, where transactions are originated through means other than cash, and may therefore be subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. Our credit risk management team performs a credit review before each agent signing and conducts periodic analyses. As a result, our losses associated with bad debts have been less than 1% of our annual revenue in each of the last three fiscal years. However, the recent global economic crisis may increase our losses associated with bad debts.

To manage our exposures to credit risk with respect to investment securities, money market fund investments and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review investment concentrations, trading levels, credit spreads and credit ratings, and we maintain our largest relationships with globally diversified financial institutions. We also limit our investment level with respect to individual funds.

A key component of the Western Union business model is our ability to manage financial risk associated with conducting transactions worldwide. We settle accounts with the majority of our agents in United States dollars or euros. We utilize currency exchange contracts, primarily forward contracts, to mitigate the risks associated with currency fluctuations. Limited foreign currency risk arises with respect to the agent settlement process. The foreign currency exchange risk is limited because the majority of money transfer transactions are paid within 24 hours after they are initiated and agent settlements occur within a few days in most instances.

Our results may fluctuate due to changes in interest rates. We manage this risk by targeting specific durations on investments and by managing the fixed and floating mix of debt either through issuance of fixed or floating securities directly or through the use of interest rate swaps.

International Investment

We have accumulated approximately $1.6 billion of foreign earnings at December 31, 2008, for which no provision has been made for United States federal and state income taxes, as we have reinvested or expect to reinvest these earnings outside the United States indefinitely. We believe the investment of these earnings over a number of years will assist us in executing our international strategies, including expanding and diversifying global distribution and exploring new service offerings, as follows:

•	providing us with the ability to acquire companies outside the United States that complement our existing businesses worldwide;

•

providing us with the ability to strategically invest in joint ventures and increase our ownership interest in certain of our agents, such as our acquisition of the money transfer assets from our existing money transfer agent in Panama and our acquisition of 80% of our existing money transfer agent in Peru;

•	developing new or enhancing existing software to support the expansion of our international agent network;

•	expanding our service offerings;

•	expanding our international operating sites; and

•	funding our operating cash requirements outside the United States.

The timing of these investments will be based on specific opportunities.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and other countries. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, escheat laws and laws covering consumer privacy, data protection and information security. Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing and other illicit activity. Failure to comply with any of these requirements—by either Western Union or its agents (who are third parties, over whom Western Union has limited legal and practical control)—could result in the suspension or revocation of a license or registration required to provide money transfer services, the limitation, suspension or termination of services, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. We continue to implement policies and programs and adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices. These programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance.

Money Transfer and Payment Instrument Licensing and Regulation

In the United States, most states license money transfer services providers. Many states exercise authority over the operations of our money transfer services and, as part of this authority, regularly examine us. Many states require us to invest the proceeds of money transfers in high-quality, investment grade securities, and our use of such investments is restricted to satisfy outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by making high-quality investments in compliance with these regulations. The significant majority of our investment securities, classified within “settlement assets” in the consolidated balance sheets, most of which relate to state licensing requirements in the United States, have credit ratings of “AA-” or better from a major credit rating agency as of December 31, 2008.

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

Our money transfer and money order services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”) and similar state laws and regulations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders, to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. Many states impose similar and, in some cases, more stringent requirements. These requirements also apply to our agents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents inside and outside the United States.

IPS is subject to similar licensing and regulatory requirements with respect to the issuance of Western Union branded money orders. Western Union provides services in support of IPS’s compliance efforts. After the Transition Date, Western Union will assume responsibility for the licensing and regulatory requirements associated with the Western Union branded money orders.

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

We have developed and continue to enhance global compliance programs to monitor and address various aspects of these legal and regulatory requirements. Our money transfer network operates through third-party agents in most countries, and our legal and practical ability to control those agents’ compliance activities is limited. To assist in managing and monitoring money laundering and terrorist financing risks, we have developed and continue to enhance our global compliance programs, including an anti-money laundering compliance program comprised of policies, procedures, systems and internal controls. As of December 31, 2008, we have approximately 300 employees in a number of our offices around the world dedicated to our global compliance programs and we spend over $40 million annually on these efforts.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us or our agents, including regulations that:

•	prohibit transactions in, to or from certain countries, governments and individuals and entities;

•	impose additional identification, reporting or recordkeeping requirements;

•	limit the entities capable of providing money transfer services or imposing additional licensing or registration requirements;

•	impose minimum capital or other financial requirements on us or our agents;

•	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•	require additional disclosures to consumers;

•	require the principal amount of money transfers originated in a country to be invested in that country or held in trust until they are paid; or

•	limit the number or principal amount of money transfers which may be sent to or from the jurisdiction, whether by an individual, through one agent or in aggregate.

One example of such new rules is the Payment Services Directive (“PSD”) which was adopted in the European Union (“EU”) in November 2007. Under the PSD, the licensing and other legal requirements for offering money transfer and other payment services within EU countries will be harmonized. Currently, the laws regarding licensing and the provision of these services differ significantly among these countries. The PSD will impose new rules on payment service providers like Western Union and its EU-based agents, as well as present new opportunities to engage agents in classes of trade that were previously not permissible in certain member states. The PSD will be effective on November 1, 2009. We are developing plans to capitalize on these new opportunities and are evaluating the legal and operational requirements and impact the PSD will have on our business and the competitive environment in Europe.

Escheat Regulations

Our company is subject to unclaimed or abandoned property (escheat) laws in the United States and abroad. These laws require us to turn over to certain government authorities the property of others held by our company that has been unclaimed for a specified period of time, such as unpaid money transfers. We hold property subject to escheat laws and we have an ongoing program to comply with the laws. Although we believe we are in compliance with all applicable laws, we are subject to audits with regard to our escheatment practices.

Privacy and Information Security Regulations

The collection, transfer, use and storage of personal information is required to provide our services. These activities are subject to information security, data privacy and related laws and regulations in the United States and other countries. In the United States, data privacy laws such as the federal Gramm-Leach-Bliley Act, California SB1/ SB1386 and various state laws apply directly to a broad range of financial institutions including money transmitters like Western Union, and indirectly to companies that provide services to those institutions. Many state laws require us to provide notification to affected individuals, state officers and consumer reporting agencies in the event of a security breach of computer databases or physical documents that contain certain types of non public personal information. These regulations and laws also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines.

The collection, transfer, use and storage of personal information required to provide our services is subject to data privacy laws outside of the United States, such as laws adopted pursuant to the European Union’s 95/46 EC Directive of the European Parliament (the “Data Protection Directive”), Canada’s Personal Information

Protection and Electronic Documents Act, individual European national laws and data privacy laws of other provinces or countries. In some cases, the laws of a country may be more restrictive than the Gramm-Leach-Bliley Act or the laws developed under the Data Protection Directive and may impose additional duties on companies. Each of these laws may restrict the collection, transfer, processing, storage, use and disclosure of sensitive personal information, may require notice to individuals of privacy practices and may give individuals certain rights to prevent the use or disclosure of sensitive personal information. These regulations and laws may also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines.

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to United States federal and state, as well as certain foreign government agencies, when required by law. In recent years, these agencies have increased their requests for such information from Western Union and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing. During the same period, there has also been increased public attention regarding the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals—the prevention of money laundering and terrorist financing and the protection of consumer privacy—may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

Banking Regulation

Western Union International Bank operates under a banking license granted by the Austrian Financial Market Authority (“FMA”), allowing the bank to offer a range of financial services in the 27 member states of the European Union and the three additional states of the European Economic Area. The banking license subjects our bank to the Austrian Banking Act regulation by the FMA and the Austrian National Bank. The bank also is subject to regulation, examination and supervision by the New York State Banking Department (the “Banking Department”), which has regulatory authority over our subsidiary that holds all interest in the bank, a limited liability investment company organized under Article XII of the New York Banking Law. An Agreement of Supervision with the Banking Department imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements. Banking Department approval is required under the New York Banking Law and the Agreement of Supervision prior to any change in control of the Article XII investment company.

Since Western Union International Bank does not operate any banking offices in the United States and does not conduct business in the United States except as may be incidental to its activities outside the United States, our company’s affiliation with Western Union International Bank does not cause it to be subject to the provisions of the Bank Holding Company Act.

In Brazil, we have submitted applications to the Central Bank of Brazil for commercial bank and exchange broker licenses. Such licenses will enable us to engage in financial services which we are unable to provide today, including domestic money transfer and bill payments.

Other

Some of our services are subject to card association rules and regulations. For example, an independent standards-setting organization, the Payment Card Industry (“PCI”) Security Standards Council, including American Express, Discover Financial Services, JCB International, MasterCard Worldwide and Visa Inc. International developed a set of comprehensive requirements concerning payment card account security through the transaction process, called the Payment Card Industry Data Security Standard (“PCI DSS”). All merchants and service providers that store, process and transmit payment card data are required to comply with PCI DSS as a condition to accepting credit cards. We are subject to annual reviews to ensure compliance with PCI regulations worldwide and are subject to fines if we are found to be non-compliant. We are currently working with the company that performed the annual review on a plan to remediate non-compliance with certain provisions of PCI DSS.

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

•

Tax Allocation Agreement—We entered into a tax allocation agreement with First Data setting forth the rights and obligations of First Data and us with respect to taxes imposed on our respective businesses both prior to and after the spin-off. Based on the private letter ruling from the Internal Revenue Service and the opinion from tax counsel noted above, we expect that the spin-off qualifies for tax-free treatment under the Internal Revenue Code for First Data stockholders, First Data and Western Union. Even so, the tax allocation agreement sets forth the rights and obligations of First Data and us with respect to taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences of the spin-off (as set forth in the private letter ruling and tax opinion) (“Spin-off Related Taxes”). Specifically, we will be liable to First Data for any Spin-off Related Taxes attributable solely to actions taken by or with respect to us. In addition, we will also be liable for 50% of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. First Data generally will be liable for all Spin-off Related Taxes, other than those described above. If we are required to indemnify First Data for taxes incurred as a result of the spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial position, results of operations and cash flows. For a more complete discussion on the Tax Allocation Agreement refer to Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10K.

•

Money Order Agreement—IPS, a subsidiary of First Data, has agreed to issue Western Union® branded money orders for us. On July 18, 2008, the Company entered into an agreement with IPS, which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of the agreement, beginning on October 1, 2009, IPS will assign and transfer to us certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities, which vary from day to day but approximate $800 million. IPS will continue to provide to us clearing services necessary for payment of the money orders in exchange for the payment by us to IPS of a per-item administrative fee. We will no longer provide to IPS the services required under the original money order agreement or receive from IPS the fee for such services.

Employees and Labor

As of January 31, 2009, our businesses employed approximately 5,900 employees.

Available Information

The Western Union Company is a Delaware corporation and its principal executive offices are located at 12500 East Belford Avenue, Englewood, CO, 80112, telephone (866) 405-5012. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Financial Information” portion of the Company’s web site, www.westernunion.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission, or the “SEC.” The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Executive Officers of the Registrant

As of February 18, 2009 our executive committee consists of the individuals listed below:

Name	Age	Position
Christina A. Gold	61	President, Chief Executive Officer and Director
Liz Alicea-Velez	52	Executive Vice President, Latin America/Caribbean
Guy A. Battista	60	Executive Vice President and President of Western Union Financial Services, Inc.
Royal Cole	47	Executive Vice President and General Manager, Payment Services
Hikmet Ersek	48	Executive Vice President and Managing Director, Europe/Middle East/Africa/Asia
Gail Galuppo	45	Executive Vice President and Chief Marketing Officer
Robin Heller	43	Executive Vice President, Operations and IT
Anne McCarthy	49	Executive Vice President of Communications and Corporate Affairs
Scott Scheirman	46	Executive Vice President and Chief Financial Officer
David Schlapbach	50	Executive Vice President, General Counsel and Secretary
Stewart Stockdale	47	Executive Vice President and President, The Americas
Grover Wray	48	Executive Vice President of Human Resources

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

Royal Cole is our Executive Vice President and General Manager, Payment Services. Mr. Cole has had responsibility for Western Union’s Payment Services including Retail Money Orders and Prepaid Services since December 2005. Mr. Cole also led our United States Agent Network Management group from February 2007 until June 2008. From December 2001 to December 2005, he was Senior Vice President and General Manager of Agent Network Management for Western Union. Prior to that time, Mr. Cole was Senior Vice President and General Manager of ValueLink from November 1999 to November 2001. Prior to joining Western Union in 1991, Mr. Cole held sales and sales management positions with the Pepsi-Cola Company.

Hikmet Ersek is our Executive Vice President and Managing Director, Europe/Middle East/Africa/Asia. From September 2006 to December 2008, Mr. Ersek served as Executive Vice President and Managing Director, Europe/Middle East/Africa/South Asia. Prior to September 2006, Mr. Ersek held various positions with Western Union. From March 2004 to September 2006, he was Senior Vice President, Europe/Middle East/Africa/South Asia and from October 2002 to March 2004 he was Senior Vice President, Europe/Middle East/Africa. Prior to that time, Mr. Ersek was Regional Vice President, Central and Eastern Europe from July 2001 to October 2002. Prior to joining Western Union in September 1999, Mr. Ersek was with GE Capital specializing in European payment systems and consumer finance.

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

Anne McCarthy is our Executive Vice President of Communications and Corporate Affairs. Prior to joining Western Union in March 2007, Ms. McCarthy was the Senior Vice President of Global Communications of SAP A.G. starting in August 2003. She served as Vice President of Communications for the DuPont Company from April 2002 until July 2003.

Scott Scheirman is our Executive Vice President and Chief Financial Officer of our company. Prior to taking this position in September 2006, Mr. Scheirman held a variety of positions with First Data, including Senior Vice President and Chief Financial Officer for Western Union from 1999 to September 2006. Prior to joining First Data in 1992, Mr. Scheirman was with Ernst & Young LLP.

David Schlapbach is our Executive Vice President, General Counsel and Secretary. Prior to taking these positions in September 2006, Mr. Schlapbach held a variety of positions at First Data since joining it in 1996, including Deputy General Counsel—International, with responsibility for First Data’s legal matters outside the

United States. In this capacity, he worked in First Data’s Paris office for four years, returning in 2004 to become General Counsel for Western Union. Prior to joining First Data, Mr. Schlapbach was an attorney at the law firm of Blackwell Sanders Peper Martin LLP in St. Louis, Missouri. Mr. Schlapbach also serves as the Chairman of the Board of the Western Union Foundation.

Stewart A. Stockdale is our Executive Vice President and President, The Americas. Prior to taking this position in November 2008, Mr. Stockdale served as Executive Vice President and President, United States and Canada, from June 2008 with Western Union. Prior to joining Western Union in June 2008, Mr. Stockdale served as the President of Simon Brand Ventures and as Chief Marketing Officer of Simon Property Group since 2002.

Grover Wray is our Executive Vice President of Human Resources. Prior to taking this position in September 2006, Mr. Wray joined First Data as Senior Vice President, Human Resources for Western Union in October 2005. Prior to joining Western Union, from January 2004 to September 2005, Mr. Wray was Vice President, Leadership and Professional Development and Staffing, for Janus Capital Group. Previously, Mr. Wray served as Chief Human Resource Officer, North America for Heidrick & Struggles from 2003 to 2004. From 1988 to 2003, he held increasingly responsible senior management roles at Arthur Andersen LLP, culminating in the role of Managing Partner of Human Resources in North America.

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

Risks Relating to Our Business and Industry

Current difficult conditions in the global financial markets and continued financial market disruptions could adversely affect our business, financial condition and results of operations.

The global capital and credit markets are experiencing unprecedented volatility and disruption. As a result, we may face certain risks in connection with these events. Further, we believe that the risk of other adverse events occurring is increased. In particular:

•

Our agents or billers may have reduced sales or business as a result of a deterioration in economic conditions. As a result, our agents could reduce their numbers of locations or hours of operation, or cease doing business altogether. Our billers may have fewer customers making payments to them, particularly billers in those industries that may be more affected by an economic downturn such as the automobile, mortgage and financial services industries.

•

Short-term borrowings in the commercial paper markets through which we finance a portion of our operations may be subject to increases in interest rates or become unavailable. Those increases and the tightening of the credit markets in general may adversely impact our ability to access the commercial paper markets in the future, through which we customarily supply liquidity to our daily operations.

•

Our revolving credit facility with a consortium of banks is one source for funding liquidity needs and also backs our commercial paper program. If any of the banks participating in our credit facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to support borrowings under our commercial paper program could be adversely affected.

•

We may be unable to refinance our existing indebtedness as it becomes due or we may have to refinance on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases and other purposes.

•	The market value of the securities in our investment portfolio may substantially decline. The impact of that decline in value may adversely affect our results of operations and financial condition.

•

The derivative financial instruments that we use reduce our exposure to various market risks including changes in interest rates and foreign exchange rates. Our counterparties to our derivative instruments may fail to honor their obligations, which could expose us to risks we had sought to mitigate. That failure could have a material adverse effect on our financial condition and results of operations.

•

The third-party service providers on whom we depend may experience adverse effects in their businesses due to market conditions, which may have an adverse effect on their ability to provide services and a potential adverse effect on us. The impact of a change or temporary stoppage of services may have an adverse effect on our business, results of operations and financial condition.

•

Banks upon which we rely to conduct our businesses could fail. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.

If current levels of market disruption and volatility continue or worsen, we could experience a material adverse effect on our ability to access capital and on our business, financial condition and results of operations.

Interruptions in migration patterns, including as a result of the current economic conditions, could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in part on migration, which bring workers into countries with greater economic opportunities than their native countries. A significant portion of money transfers are initiated by international migrants. Migration is affected by, among other things, the availability of job opportunities and overall economic conditions, changes in immigration laws and political or other events (such as war, terrorism or health emergencies) that would make it more difficult for workers to migrate or work abroad and could adversely affect our remittance volume and could have an adverse effect on our business, financial position and results of operations.

Our customers tend to have job opportunities in industries that may be more quickly or significantly impacted by deteriorating economic conditions than other industries. Reduced job opportunities, in particular in construction, manufacturing, hospitality, agriculture and retail, or an overall slowdown in the economy in the United States or other countries, such as that currently being experienced, could adversely affect the principal amounts transferred and correspondingly our results of operations. If general market softness in those national economies important to migrant workers continues, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, the amount of money that consumers send per transaction declines, or migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our results of operations.

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

As described under Item 1 of Part I, our business is subject to a wide range of laws and regulations. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, escheat laws and laws covering consumer privacy, data protection and information security. Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing and other illicit activity; the interpretation of such requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. As federal and state legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements—by either us, our agents or subagents (both of whom are third parties, over whom we have limited legal and practical control) could result in the suspension or revocation of a license or registration required to provide money transfer services, the limitation, suspension or termination of services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines. In addition to those direct costs, a failure by us, our agents or subagents to comply with applicable laws and regulations also could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to United States federal and state, as well as certain foreign, government agencies, when required by law. In recent years, these agencies have increased their requests for such information from us and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing. During the same period, there has also been increased public attention regarding the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals—the prevention of money laundering and terrorist financing and the protection of consumer privacy—may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.

Changes in the regulatory environment may also impact the manner in which we may operate our business or may change the competitive landscape. One example of such a change is the Payment Services Directive (“PSD”) which was adopted in the European Union (“EU”) in November 2007. The PSD will change the domestic and cross border payments market in the EU. Under the PSD, the licensing and other legal requirements for offering these services within EU countries will be harmonized. Currently, the laws regarding licensing and the provision of these services differ significantly among these countries. The PSD will also impose new rules on payment service providers like Western Union and certain of its EU-based agents and on banks and non-bank payments services providers which may offer these services. The PSD will be effective on November 1, 2009. Such changes could result in increased costs to comply with these new rules, or in the event we are unable to comply, could have an adverse impact on our business, financial position and results of operations. Such changes could also increase competition in some or all of our areas of service.

Our fees and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives or proceedings that are either industry wide or specifically targeted at our company. For example, initiatives both in the United States and at G-8 summit meetings have focused on lowering international remittance costs. These initiatives may have an adverse impact on our business, financial position and results of operations.

Risks associated with operations outside the United States could adversely affect our business, financial position and results of operations.

Because an increasing portion of our revenue is generated in currencies other than the United States dollar, we are subject to risks related to changes in currency rates and foreign exchange regulation. We use foreign currency forward contracts to mitigate the risks associated with changes in foreign currency. However, these derivative contracts do not eliminate all of the risks related to foreign currency translation.

A significant portion of our business is generated outside of the United States and much of the cash and cash equivalents from this business are held by our foreign entities. Repatriating these funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. If repatriation of these funds is required or if a change in legislation requires a different tax treatment, it could have an adverse impact on our business, financial position and results of operations.

Money transfers to, from or within or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Additionally, economic or political instability or natural disasters may make money transfers to, from or within a particular country difficult, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to make payments to or receive payments from international agents or our ability to recoup funds that have been advanced to international agents and could adversely affect our business, financial position and results of operations. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

As noted above, many of our agents outside the United States are post offices, which are usually owned and operated by national governments. These governments may decide to change the terms under which they allow post offices to offer remittances and other financial services. For example, governments may decide to separate financial service operations from postal operations, or mandate the creation or privatization of a “post bank” or they may require multiple service providers in their network. These changes could have an adverse effect on our ability to distribute, offer or price our services in countries that are material to our business.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial position and results of operations.

We have substantial indebtedness as of December 31, 2008. Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Any of these requirements could adversely affect our business, financial position and results of operations.

If we are unable to maintain our agent or biller networks under terms consistent with those currently in place, or if our agents or subagents fail to comply with Western Union business and technology standards and contract requirements or applicable laws and regulations, our business, financial position and results of operations would be adversely affected.

Most of our consumer-to-consumer revenue is derived through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. Transaction volumes at existing agent and subagent locations often increase over time and new agents and subagents provide us with additional revenue. If agents decide to leave our network, if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition or changes in the economy. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

In some cases, we rely on our agents’ information systems and processes to obtain transaction data. If an agent or subagent loses information, if there is a significant disruption to the information systems of an agent or subagent, or if an agent or subagent does not maintain the appropriate controls over their systems, we may experience reputational harm which could result in losses to the Company.

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

Our agents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. A material change in the regulatory requirements necessary to offer money transfer services in a jurisdiction important to our business could mean increased costs and/or operational demands on our agents, which could result in the attrition of agents and subagents, a decrease in the number of locations at which money transfer services are offered and other negative consequences. The regulatory status of our agents could affect their ability to offer our services. For example, our agents in the United States are considered Money Service Businesses, or “MSBs,” under the Bank Secrecy Act. An increasing number of banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. If a significant number of agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services.

Although most of our Orlandi Valuta and Vigo branded agents are not exclusive, nearly all of the Western Union branded agents have offered our services on an exclusive basis—that is, they have agreed by contract not to provide any non-Western Union branded money transfer services. While we believe that these agreements generally are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Recently, several countries in the Commonwealth of Independent States, Africa and South Asia have promulgated laws or regulations that effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. The inability to enforce our exclusivity rights under our contracts could adversely affect our operations and revenue by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

We have relationships with more than 6,300 businesses and other billers, including approximately 2,100 biller relationships relating to Pago Fácil, which was acquired in December 2006. These relationships are a core component of our consumer-to-business payment services, and we derive a substantial portion of our consumer-to-business revenue through these biller relationships. If we are unable to sign new billers or maintain our biller relationships under terms consistent with those currently in place, our revenue and profit growth rates may be adversely affected.

If consumers’ confidence in our business, or in traditional money transfer providers generally deteriorates, our business, financial position and results of operations could be adversely affected.

Our business is built on consumers’ confidence in our brands and our ability to provide fast, reliable money transfer services. Any erosion in consumers’ confidence in our business, or in traditional money transfer providers as a means to transfer money, could adversely impact transaction volumes which would in turn adversely impact our business, financial position and results of operations.

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

Many of our consumers are migrants. Consumer advocacy groups or governmental agencies could consider the migrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If governments implement new laws or regulations that limit our right to set fees, or if consumer advocacy groups are able to generate widespread support for positions that are detrimental to our business, then our business, financial position and results of operations could be adversely affected.

We face credit, liquidity and fraud risks from our agents and from consumers that could adversely affect our business, financial position and results of operations.

The vast majority of our global funds transfer business is conducted through third-party agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include superagents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order, complete the money transfer or payment services on behalf of the consumer.

The liquidity of our agents is necessary for our business to remain strong and to continue to provide our services. If our agents are unable to settle with us in a timely manner, our liquidity could be affected.

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

Interruptions in our systems or disruptions in our workforce may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems. Any significant interruptions could harm our business and reputation and result in a loss of consumers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control. Although we have taken steps to prevent a system failure, our measures may not be successful and we may experience problems other than system failures. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, any strikes, work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments.

Our business, financial position and results of operations could be harmed by adverse rating actions by credit rating agencies.

Currently, each of the major credit rating agencies has given our outstanding indebtedness an investment grade rating. If our current rating is downgraded, or if a negative outlook is provided by a rating agency, our business, financial position and results of operations could be adversely affected and perceptions of our financial strength could be damaged. This could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices. In addition, if a downgrade or a negative outlook is provided by a rating agency, it could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, a significant downgrade could increase our costs of borrowing money, adversely affecting our business, financial position and results of operations.

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

In addition, as a company that provides global financial services primarily to consumers, we could be subject to future class-action lawsuits, other litigation or regulatory action alleging violations of consumer protection or other laws. For example, we recently appealed to the Arizona Supreme Court a ruling from the Arizona Court of Appeals which overturned a trial court’s favorable decision regarding the authority of the Arizona Attorney General to seize money transfers originated in states other than Arizona and intended for payment in Mexico. The case was argued in January; however, the Arizona Supreme Court has not yet rendered a decision. In a separate set of issues, on January 8, 2009, the Arizona Superior Court ruled in Western Union’s favor and held that certain subpoenas for Western Union transaction data issued by the Arizona Attorney General were over-broad and unenforceable. The Company remains subject to scrutiny in Arizona by law enforcement and regulatory agencies. The Arizona Attorney General has and continues to make extensive data requests of the Company regarding its operations, its agents and its consumers. The legal and regulatory environment in Arizona remains challenging, and the Company could become subject to additional civil and possibly criminal actions. Additional civil actions or any criminal actions or an unfavorable resolution of the case described above could adversely affect our business, financial position and results of operations. We also are subject to claims asserted by consumers based on individual transactions.

We are subject to unclaimed or abandoned property (escheat) laws in the United States and abroad which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers. We hold property subject to escheat laws and we have an ongoing program to comply with those laws. In addition, we are subject to audits with regard to our escheatment practices. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows. See “—Escheat Regulations” for further discussion.

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

Over the past several years, we have entered into a number of consent agreements with federal and state authorities, including FinCEN, the New York State Banking Department, the California Department of Financial Institutions and the Arizona Department of Financial Institutions, relating to the Bank Secrecy Act and anti-money laundering requirements and related consumer identification matters. These agreements required us to pay civil penalties and to take certain measures to enhance our compliance with recordkeeping, reporting, training and agent oversight requirements under applicable state and federal law. The consent agreements with the New York State Banking Department and the California Department of Financial Institutions were lifted during 2007; however, the financial services industry and businesses like ours continue to be under significant federal and state regulatory scrutiny with respect to the Bank Secrecy Act and anti-money laundering compliance matters. It is possible that as a result of periodic examinations or otherwise, we could be subject to deficiency findings, fines, criminal penalties, asset seizures or enforcement actions that could adversely affect our business, financial position and results of operations.

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

The Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which Western Union was a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of December 31, 2008, interest on the alleged amounts due for these unagreed adjustments would be approximately $23 million. A substantial part of the alleged amounts due for unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. We expect to contest those adjustments with which we do not agree by filing a petition in the United States Tax Court. We believe our overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase.

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers and a number of other types of service providers. Our continued growth depends on our ability to compete effectively in the industry.

Money transfer and consumer payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include banks, credit unions, ATM providers and operators, card associations, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, web-based services, telephone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges and traditional money transfer companies. These services are differentiated by features and functionalities such as speed, convenience, network size, hours of operations, loyalty programs, reliability and price. Our continued growth depends on our ability to compete effectively in these industries. We have made periodic pricing decreases in response to competition and to implement our brand investment strategy, which includes better meeting consumer needs, maximizing market opportunities and strengthening our overall competitive positioning. Pricing decreases generally reduce margins, but are done in anticipation that they will result in increased transaction volumes. In addition, failure to compete on service differentiation could significantly affect our future growth potential and related profitability.

Recently, card associations have become more active in promoting stored-value cards and other services that compete with our money transfer and consumer payments businesses. These associations, as well as debit networks, can be effective competitors because of the ubiquity of their brands, their large number of financial institution issuers and their extensive merchant networks. In addition, we offer consumers the ability to use debit cards in connection with certain of our services. The card associations and debit networks set the interchange fee that we as a merchant must pay for accepting their cards. Their association and network rules also categorize transactions or cause us to categorize transactions in a manner that can affect the cost of the transaction to us or the consumer. Changes to interchange fees could increase our costs to accept cards in payment for services, while changes in how our services are categorized could make the use of cards to pay for our services less attractive to the consumer.

Many of our agents outside the United States are national post offices. These entities are usually governmental organizations that may enjoy special privileges or protections that could allow them to simultaneously develop their own money transfer businesses. International postal organizations could agree to establish a money transfer network among themselves. Due to the size of these organizations and the number of locations they have, any such network could represent significant competition to us. Because these entities are governmental organizations, they may be able to—or be required to—offer their money transfer services to the public at, near or below their cost of providing such services.

Our ability to remain competitive depends in part on our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential patent infringement claims.

The Western Union brand, consisting of trademark registrations in various countries, is material to our company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our business. Similar to the Western Union trademark, the Vigo, Orlandi Valuta, Speedpay, Paymap, Equity Accelerator, Just in Time EFT, Pago Fácil, Western Union Quick Collect, Quick Pay, Quick Cash and Convenience Pay trademarks and service marks are also important to our company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

We have been, are and in the future may be, subject to claims alleging that our technology or business methods infringe patents owned by others, both inside and outside the United States. Unfavorable resolution of these claims could require us to change how we deliver a service, result in significant financial consequences, or both, which could adversely affect our business, financial position and results of operations.

Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation, business, financial position and results of operations.

We collect, transfer and retain consumer data as part of our business. These activities are subject to laws and regulations in the United States and other jurisdictions. These requirements, which often differ materially among the many jurisdictions, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately disclosed. We have developed and maintain technical and operational safeguards designed to comply with applicable legal requirements. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or improperly obtain or disclose data about our consumers. Further, because some consumer data is collected and stored by our agents, it is possible that our agents could intentionally or negligently disclose personal data in violation of law. Any breach of our security policies or applicable legal requirements resulting in a compromise of consumer data could expose us to regulatory enforcement action, limit our ability to provide services, subject us to litigation and/or damage our reputation.

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

As of December 31, 2008, we had $1,674.2 million of goodwill comprising approximately 30% of our total assets. An impairment review of goodwill is conducted at least once a year and more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. If we are unsuccessful in integrating the businesses we have acquired or acquire in the future, or if these acquired businesses experience declines in operating income or cash flows, adverse changes in the business climate, or if we are unable to successfully execute our strategy for these businesses, we may be required to write down the goodwill on our balance sheet associated with these acquisitions, which could have a material impact on our financial position and results of operations in future periods.

Material changes in the market value or liquidity of the securities we hold may adversely affect our results of operations and financial condition.

As of December 31, 2008, we held $405.6 million in investment securities, substantially all of which are high quality investment grade state and municipal debt instruments. We regularly monitor our credit risk and attempt to mitigate our exposure by making high quality investments. At December 31, 2008, the significant majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Despite those ratings, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The master trust which holds the assets of our pension plans has assets totaling approximately $290 million as of December 31, 2008, our most recent measurement date. The fair value of these assets held in the master trust are compared to the plans’ projected benefit obligation to determine the pension funding liability of $107.1 million recorded within “Other liabilities” in our consolidated balance sheet as of December 31, 2008. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements.

On July 18, 2008, we entered into an agreement with Integrated Payment Systems Inc., or “IPS”, a subsidiary of First Data, which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of the agreement, beginning on October 1, 2009 (“Transition Date”), IPS will assign and transfer to the Company certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities (which vary from day to day but approximate $800 million). On the Transition Date, we will assume IPS’s role as issuer of the money orders and IPS will no longer pay us a fixed return on the outstanding money order balances. Following the Transition Date, Western Union will invest the cash received from IPS in high-quality, investment grade securities in accordance with applicable regulations, which are the same or similar to those currently governing the investment of the Company’s United States originated money transfer principal. Revenue will be derived from both fees collected from consumers and earnings generated from the investment portfolio. Revenue generated from the management of the investment portfolio will be retained by the Company and will not be shared with its agents. The risks associated with the management of this portfolio will be similar to the risks associated with the Company’s existing money transfer portfolio, however, the potential impact on our results of operations and financial condition will be greater due to the increase in the size of the portfolio.

We receive services from third-party vendors that would be difficult to replace if those vendors ceased providing such services which could cause temporary disruption to our business.

Some services relating to our business, such as software application support, the development, hosting and maintenance of our operating systems, money order issuance, check clearing, and processing of returned checks are outsourced to third-party vendors, which would be difficult to replace quickly. If our third-party vendors were unwilling or unable to provide us with these services in the future, our business and operations could be adversely affected.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2008, we had approximately $3.1 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future.

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

First Data received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the spin-off (including certain related transactions) qualifies as tax-free to First Data, us and First Data stockholders for United States federal income tax purposes under sections 355, 368 and related provisions of the Internal Revenue Code, assuming, among other things, the accuracy of the representations made by First Data with respect to certain matters on which the Internal Revenue Service did not rule. If the factual assumptions or representations made in the private letter ruling request, including those described above, were untrue or incomplete, then First Data will not be able to rely on the ruling.

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

If, notwithstanding receipt of the private letter ruling and opinion of tax counsel, the spin-off were determined to be a taxable transaction, each holder of First Data common stock who received shares of our common stock in connection with the spin-off would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of our common stock received. First Data would recognize taxable gain equal to the excess of the fair market value of the consideration received by First Data in the contribution over First Data’s tax basis in the assets contributed to us in the contribution. If First Data were unable to pay any taxes for which it is responsible under the tax allocation agreement, the IRS might seek to collect such taxes from Western Union.

With respect to taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences of the spin-off (as set forth in the private letter ruling and relevant tax opinion) (“Spin-off Related Taxes”), we will be liable to First Data for any such Spin-off Related Taxes attributable solely to actions taken by or with respect to us. In addition, we will also be liable for 50% of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement. If we are required to indemnify First Data for taxes incurred as a result of the spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial position, results of operations and cash flows.

Under some circumstances, we could be prevented from engaging in strategic or capital raising transactions, and we could be liable to First Data for any resulting adverse tax consequences.

Even if the spin-off otherwise qualified as a tax-free distribution under section 355 of the Internal Revenue Code, the spin-off may result in significant United States federal income tax liabilities to First Data if 50% or more of First Data’s stock or our stock (in each case, by vote or value) is treated as having been acquired, directly or indirectly, by one or more persons as part of a plan (or series of related transactions) that includes the spin-off. For purposes of this test, any acquisitions of First Data stock or our stock, or any understanding, arrangement or substantial negotiations regarding an acquisition of First Data stock or our stock, within two years before or after the spin-off are subject to special scrutiny.

The process for determining whether a change in control prohibited under the foregoing rules has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If a direct or indirect acquisition of First Data stock or our stock resulted in a change in control prohibited under those rules, First Data (but not its stockholders) would recognize a taxable gain. Under the tax allocation agreement, we will be liable to First Data (i) for any such taxes or liabilities attributable solely to actions taken by or with respect to us, one of our affiliates, or any person that, after the spin-off, is an affiliate thereof. In addition, we will be liable for 50% of any such taxes or liabilities (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such taxes or liabilities. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement. If we are required to indemnify First Data for taxes incurred as a result of a prohibited change in control under the rules noted above, it likely would have a material adverse effect on our business, financial position, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Properties and Facilities

As of December 31, 2008, we owned or leased 242 domestic and international properties. Our owned and leased facilities are used for operational, sales and administrative purposes in support of both our consumer-to-consumer and consumer-to-business segments and are all currently being utilized.

	Leased Facilities	Owned Facilities
United States facilities	27	3
International facilities	212	—

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

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 4,727 stockholders of record as of February 13, 2009. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock Market Price		Dividends Declared per Share
	High	Low
2008
First Quarter	$24.31	$18.56	$—
Second Quarter	26.15	19.86	—
Third Quarter	28.62	22.90	—
Fourth Quarter	24.64	10.48	0.04

2007
First Quarter	$23.56	$20.74	$—
Second Quarter	23.76	20.20	—
Third Quarter	21.69	17.96	—
Fourth Quarter	24.83	18.33	0.04

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2008:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 – 31	1,760,742	$15.13	1,760,000	$1,022.1
November 1 – 30	4,155,000	$14.12	4,155,000	$963.5
December 1 – 31	1,839,229	$12.93	1,839,200	$939.7

Total	7,754,971	$14.07	7,754,200

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.
**	Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008 (“2008 Authorization”), a $1.0 billion authorization in December 2007 (“2007 Authorization”) and a $1.0 billion authorization in September 2006. Both the 2007 Authorization and the authorization in September 2006 have been fully utilized. As of December 31, 2008, $939.7 million remains available under the 2008 Authorization for purchases through December 31, 2009. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when the Company is not aware of material non-public information.

Refer to Note 16 of the Company’s Consolidated Financial Statements for information related to our equity compensation plans.

Dividend Policy

On December 11, 2008, our Board of Directors declared an annual cash dividend of $0.04 per share payable on December 31, 2008 to shareholders of record on December 22, 2008. On December 4, 2007, our Board of Directors declared an annual cash dividend of $0.04 per share payable on December 28, 2007 to shareholders of record on December 14, 2007. The declaration and amount of future dividends will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, regulatory constraints, industry practice and any other factors that our Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends in future periods will be dependent on our receiving dividends from our operating subsidiaries. Many of our operating subsidiaries are highly regulated and may be subject to restrictions on their ability to pay dividends to us.

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

(in millions, except per share data)	Year ended December 31,
	2008	2007	2006	2005	2004
Statements of Income Data:
Revenues	$5,282.0	$4,900.2	$4,470.2	$3,987.9	$3,547.6
Operating expenses (a) (b)	3,927.0	3,578.2	3,158.8	2,718.7	2,435.5
Operating income (a) (b)	1,355.0	1,322.0	1,311.4	1,269.2	1,112.1
Interest income (c)	45.2	79.4	40.1	7.6	1.8
Interest expense (d)	(171.2)	(189.0)	(53.4)	(1.7)	(1.7)
Other income/(expense), net, excluding interest income and interest expense (e)	9.7	10.0	37.0	69.0	(13.6)
Income before income taxes (a) (b) (c) (d) (e)	1,238.7	1,222.4	1,335.1	1,344.1	1,098.6
Net income (a) (b) (c) (d) (e)	919.0	857.3	914.0	927.4	751.6
Depreciation and amortization	144.0	123.9	103.5	79.5	79.2
Cash Flow Data:
Net cash provided by operating activities	1,253.9	1,103.5	1,108.9	1,002.8	930.2
Capital expenditures (f)	(153.7)	(192.1)	(202.3)	(65.0)	(49.5)
Shares repurchased (g)	(1,314.5)	(726.8)	(19.9)	—	—
Dividends to First Data	—	—	2,953.9	417.2	659.8
Earnings Per Share Data:
Basic (a) (b) (c) (d) (e) (h)	$1.26	$1.13	$1.20	$1.21	$0.98
Diluted (a) (b) (c) (d) (e) (h)	$1.24	$1.11	$1.19	$1.21	$0.98
Cash dividends to public stockholders per common share	$0.04	$0.04	$0.01	—	—
Key Indicators (unaudited):
Consumer-to-consumer transactions (i)	188.1	167.7	147.1	118.5	96.7
Consumer-to-business transactions (j)	412.1	404.5	249.4	215.1	192.6

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Settlement assets	$1,207.5	$1,319.2	$1,284.2	$914.4	$702.5
Total assets	5,578.3	5,784.2	5,321.1	4,591.7	3,315.8
Settlement obligations	1,207.5	1,319.2	1,282.5	912.0	696.6
Total borrowings (k)	3,143.5	3,338.0	3,323.5	—	—
Total liabilities	5,586.4	5,733.5	5,635.9	1,779.9	1,381.3
Total stockholders’ (deficiency)/equity/Net Investment in The Western Union Company (k)	(8.1)	50.7	(314.8)	2,811.8	1,934.5

(a)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” or “SFAS No. 123R,” following the modified prospective method effective January 1, 2006. SFAS No. 123R requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. Stock-based compensation expense, including stock compensation expense allocated by First Data prior to the spin-off on September 29, 2006 and the impact of adopting SFAS No. 123R, was $26.3 million, $50.2 million and $30.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our stock-based compensation expense in 2007 included a non-recurring charge of $22.3 million related to the vesting of the remaining converted unvested Western Union stock-based awards upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”).
(b)	Operating expenses for the year ended December 31, 2008 included $82.9 million of restructuring and related expenses associated with the closure of our facilities in Missouri and Texas and other reorganization plans.
(c)	Interest income is attributed primarily to international cash balances and loans made to several agents. On the spin-off date, the Company received cash in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) which significantly increased our international cash balances.
(d)	Interest expense primarily relates to debt incurred in connection with the spin-off from First Data and the refinancing of such debt. Interest expense has been significantly higher since September 29, 2006 due to higher borrowings balances.
(e)	Amounts were primarily recognized prior to the spin-off and include derivative gains and losses, net, interest income due from First Data, and the net foreign exchange effect on notes receivable from First Data and related foreign currency swaps with First Data. Prior to the spin-off, we did not have any forward contracts that qualified as hedges, and therefore, the gains and losses on these contracts were reflected in income prior to that date. On September 29, 2006, we entered into foreign currency forward positions to qualify for cash flow hedge accounting. During the years ended December 31, 2008, 2007, 2006, 2005, and 2004, the pre-tax derivative (loss)/gain was $(6.9) million, $8.3 million, $(21.2) million, $45.8 million, and $(30.2) million, respectively. Notes receivable from First Data affiliates and related foreign currency swap agreements were settled in cash in connection with the spin-off. During the years ended December 31, 2006, 2005 and 2004, the interest income, net recognized from First Data, including the impact of foreign exchange translation of the underlying notes, was $45.8 million, $18.4 million and $16.6 million, respectively.
(f)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.
(g)	Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008, a $1.0 billion authorization in December 2007 (“2007 Authorization”) and a $1.0 billion authorization in September 2006. Both the 2007 Authorization and the authorization in 2006 have been fully utilized. During the years ended December 31, 2008 and 2007 and the period from September 29, 2006 through December 31, 2006, we repurchased 58.1 million, 34.7 million and 0.9 million shares, respectively, pursuant to these authorizations.
(h)	For all periods prior to September 29, 2006 (the date of our spin-off from First Data), basic and diluted earnings per share were computed utilizing the basic shares outstanding at September 29, 2006.
(i)	Consumer-to-consumer transactions include consumer-to-consumer money transfer services worldwide. Amounts include Vigo Remittance Corp. transactions since the acquisition date of October 21, 2005.
(j)	Consumer-to-business transactions include Quick Collect, Western Union Convenience Pay, Speedpay, Equity Accelerator, Just in Time EFT and Pago Fácil transactions processed by us. Amounts include Pago Fácil transactions since its acquisition in December 2006.
(k)	In connection with the spin-off, we reported a $4.1 billion dividend to First Data in the consolidated statements of stockholders’ (deficiency)/equity/net investment in The Western Union Company, consisting of notes issued to First Data of $3.4 billion and a cash payment to First Data of $100.0 million. The remaining dividend was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in a Western Union agent, settlement of net intercompany receivables, and transfers of certain liabilities, net of assets. Subsequent to the spin-off date, the Company had no outstanding borrowings to First Data. Since the amount of the dividend exceeded the historical cost of our net assets as of September 29, 2006, a capital deficiency resulted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of money transfer services, operating in two business segments:

•

Consumer-to-consumer money transfer services, provided primarily through a global network of third-party agents using our multicurrency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•

Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies (all sometimes referred to as “billers”) through our network of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in selected markets, as demonstrated by our December 2006 acquisition of Servicio Electronico de Pago S.A. and related entities (“SEPSA” or “Pago Fácil”) in Argentina and our recent offerings of a walk-in, cash bill payment service in Peru and Panama, the segment’s revenue was primarily generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue during the three years ended December 31, 2008, 2007 and 2006, and include Western Union branded money orders available through a network of third-party agents primarily in the United States and Canada, and prepaid services. Prepaid services include a Western Union branded prepaid MasterCard® card sold through select agents in the United States and the internet, a Western Union branded prepaid Visa® card sold on the internet, and top-up services for third parties that allow consumers to pay in advance for mobile phone and other services.

Also included in “Other” are expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services and new prepaid service offerings. In 2007 and 2006, “Other” included recruiting and relocation expenses associated with hiring senior management positions new to our company and consulting costs used to develop ongoing processes in connection with completing the spin-off.

The consumer-to-consumer money transfer service is available through an extensive network of agent locations that offer Western Union services around the world. Some of our agent locations only pay out and do not send money. In addition to our agent locations, we are expanding the ability of consumers to send money through other channels, such as our internet site, westernunion.com, and the telephone. Consumer-to-consumer money transfer service is available through the Western Union®, Orlandi Valuta® and VigoSM brands. The consumer-to-business service allows consumers to transfer money to a biller. This service is available at many of our Western Union agent locations, primarily in the United States, and through the internet or by telephone.

Significant Financial and Other Highlights

Significant financial and other highlights for the year ended December 31, 2008 include:

•

We generated $5,282.0 million in total consolidated revenues and $1,355.0 million in consolidated operating income, resulting in year-over-year growth of 8% and 2% in total consolidated revenues and operating income, respectively.

•

We incurred $82.9 million of restructuring and related expenses as described within “Operating expenses overview.” During the year ended December 31, 2007, we incurred a $22.3 million accelerated stock-based compensation vesting charge related to an affiliate of Kohlberg Kravis Roberts & Co’s (“KKR”) acquisition of First Data Corporation (“First Data”) on September 24, 2007 as described within “Operating expenses overview.”

•	Our operating income margin was 26% during the year ended December 31, 2008 resulting in a year-over-year decline of 1% due primarily to the restructuring and related expenses described above.

•	Consolidated net income during 2008 was $919.0 million, representing an increase of 7% from 2007.

•	We completed 188.1 million consumer-to-consumer transactions worldwide, an increase of 12% over 2007.

•

Our consumers transferred $74 billion in consumer-to-consumer transactions, of which $67 billion related to cross-border transactions, which represented an increase of 16% in consumer-to-consumer transactions and a 17% increase in cross-border transactions over prior year.

•	We completed 412.1 million consumer-to-business transactions, representing an increase of 2% over the prior year.

•	Consolidated cash flow provided by operating activities was $1,253.9 million, an increase of 14% over 2007.

Factors that we believe are important to our long-term success include accelerating profitable growth in our existing consumer-to-consumer business, expanding and globalizing our consumer-to-business segment and increasing the number of bill payment options, innovating to provide new products and services to our target consumer, and improving our profitability by leveraging our scale, reducing costs and effectively utilizing capital. Significant factors affecting our financial position and results of operations include:

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

•

Revenue is also impacted by changes in the fees we charge consumers, the amount of money sent, and by the variance in the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency. We intend to continue to implement strategic pricing reductions, actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and including competitive factors. Decreases in our fees or foreign exchange spreads generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time.

•

As mentioned above, revenue is impacted by the principal per transaction. In 2008, our consumer-to-consumer principal per transaction increased 3% over the prior year. However, in the fourth quarter 2008 versus the comparable period in the prior year, consumer-to-consumer principal per transaction declined 4%, a trend we expect to continue in 2009.

•

The weakening economy in the United States has adversely impacted our consumer-to-consumer and consumer-to-business segments throughout the year and the more recent global economic crisis has adversely impacted our fourth quarter 2008 results and continues to impact us.

•

We continue to face robust competition in both our consumer-to-consumer and consumer-to-business segments from a variety of money transfer and consumer payment providers. We believe the most significant competitive factors in the consumer-to-consumer segment relate to brand recognition, trust and reliability, distribution network, consumer experience and price and in the consumer-to-business segment relate to brand recognition, trust and reliability, convenience, speed, variety of payment methods and price.

•

Regulation of the money transfer industry is increasing. The number and complexity of regulations around the world and the pace at which regulation is changing are factors that pose significant challenges to our business. We continue to implement policies and programs and adapt our business practices and strategies to help us comply with current legal requirements, as well as with new and changing legal requirements affecting particular services, or the conduct of our business in general. Our activities include dedicated compliance personnel, training and monitoring programs, government relations and regulatory outreach efforts, and support and guidance to the agent network on compliance programs. These efforts increase our costs of doing business.

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

Subsequent to the spin-off from First Data, we have recognized higher interest expense as a result of the debt that was issued to effect the spin-off. We have also recorded higher expenses related to being a stand-alone company, as further described below in “Basis of Presentation.”

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

Subsequent Event

In February 2009, we entered into an agreement to acquire the money transfer business of European-based FEXCO, one of our largest agents providing services in the United Kingdom, Spain, Ireland and other European countries. Prior to the acquisition, we hold a 24.65% interest in FEXCO Group Holdings (FEXCO Group), which is a holding company for both the money transfer business as well as various unrelated businesses. We will surrender our 24.65% interest in FEXCO Group and pay €123.1 million (approximately $160 million based on currency exchange rates at deal signing) as consideration for the overall money transfer business. The acquisition is expected to close in the first half of 2009, subject to regulatory approvals and satisfaction of closing conditions. The acquisition will be recognized at 100% of the fair value of the money transfer business, which will exceed the cash consideration of €123.1 million given the non-cash consideration conveyed via the sale of our interest in FEXCO Group. The fair value of the money transfer business will be determined upon closing and is subject to fluctuation due to changes in exchange rates and other valuation inputs.

Adoption of Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 157

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

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Most of our assets and liabilities fall within Level 2 and include state and municipal debt instruments, other foreign investment securities, and derivative assets and liabilities. We utilize pricing services to value our Level 2 financial instruments. For most of these assets, we utilize pricing services that use multiple prices as inputs to determine daily market values.

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

Pursuant to the Financial Accounting Standards Boards (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a non-recurring basis has been deferred to fiscal years beginning after November 15, 2008. We are primarily impacted by this deferral as it relates to non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and fair value measurements in impairment testing. We adopted these remaining provisions of SFAS No. 157 effective January 1, 2009. We do not expect the impact to be significant on our financial position, results of operations and cash flows.

Due to the nature of our investment securities, there have been no material changes to our valuation techniques during the year ended December 31, 2008.

FASB Interpretation No. 48

We adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, we recognize the tax benefits from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN 48, we recognized an increase in our liability for unrecognized tax benefits plus associated accrued interest and penalties of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Refer to “Note 10—Income Taxes” in our historical consolidated financial statements for a more detailed discussion of the adoption of FIN 48.

Components of Revenue and Expenses

The following briefly describes the components of revenue and expenses as presented in the consolidated statements of income. Descriptions of our revenue recognition policies are included in Note 2—“Summary of Significant Accounting Policies” in our consolidated financial statements.

Transaction fees—Transaction fees are charged for sending money transfers and consumer-to-business payments. Consumer-to-consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent. Transaction fees represented 80% of Western Union’s total consolidated revenues for the year ended December 31, 2008.

Foreign exchange revenue—In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency. Foreign exchange revenue growth has historically been driven principally by growth in international cross-currency transactions. Foreign exchange revenue represented 17% of Western Union’s total consolidated revenues for the year ended December 31, 2008.

Commission and other revenues—Commission and other revenues represented 3% of our total consolidated revenue for the year ended December 31, 2008. Commission and other revenues primarily consist of commissions we receive in connection with the sale of money orders, enrollment fees received when consumers enroll in our Equity Accelerator® program (a recurring mortgage payment service program), and investment income primarily derived from interest generated on money transfer and payment services settlement assets as well as realized net gains and losses from such assets.

Cost of services— Cost of services primarily consists of agent commissions and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services.

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

Interest expense—Interest expense represents interest incurred in connection with outstanding borrowings payable, including applicable amounts associated with interest rate swaps, to third parties.

Interest income from First Data, net—Interest income from First Data, net consists of interest income earned on notes receivable from First Data, net of interest expense incurred on notes payable to First Data. All notes receivable and payable were settled in connection with the spin-off on September 29, 2006.

Derivative (losses)/gains, net—Represents the portion of the change in fair value that is excluded from the measure of effectiveness related to contracts designated as accounting hedges entered into on or after September 29, 2006. Those amounts include (a) differences between changes in forward rates and spot rates, and (b) gains or losses on the contract and any offsetting positions during the periods in which the instrument is not designated as a hedge. Derivative gains and losses do not include fluctuations in foreign currency forward contracts intended to mitigate exposures on settlement activities of our money transfer business or on certain foreign currency denominated cash positions. Gains and losses associated with those foreign currency forward contracts are included in cost of services, consistent with exchange rate fluctuations on the related settlement assets, obligations and cash positions. Derivative gains and losses also include realized and unrealized gains and losses associated with certain foreign currency forward contracts that did not qualify as hedges under derivative accounting rules prior to September 29, 2006.

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

Other income, net—Other income, net is comprised primarily of equity earnings from equity method investments and other income and expenses.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2008 compared to the same period in 2007 and the year ended December 31, 2007 compared to the same period in 2006. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the consolidated statements of income. All significant intercompany accounts and transactions between our company’s segments have been eliminated.

We incurred expenses of $82.9 million for the year ended December 31, 2008 for restructuring and related activities, which have not been allocated to our segments. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

For the year ended December 31, 2007, we incurred a $22.3 million accelerated stock-based compensation vesting charge related to KKR’s acquisition of First Data, which was allocated to our segments. For additional information refer to “Operating expenses overview.”

The following table sets forth our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,			% Change
(in millions, except per share amounts)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues:
Transaction fees	$4,240.8	$3,989.8	$3,696.6	6%	8%
Foreign exchange revenue	896.3	771.3	653.9	16%	18%
Commission and other revenues	144.9	139.1	119.7	4%	16%

Total revenues	5,282.0	4,900.2	4,470.2	8%	10%

Expenses:
Cost of services	3,093.0	2,808.4	2,430.5	10%	16%
Selling, general and administrative	834.0	769.8	728.3	8%	6%

Total expenses	3,927.0	3,578.2	3,158.8	10%	13%

Operating income	1,355.0	1,322.0	1,311.4	2%	1%

Other (expense)/income:
Interest income	45.2	79.4	40.1	(43)%	98%
Interest expense	(171.2)	(189.0)	(53.4)	(9)%	254%
Derivative (losses)/gains, net	(6.9)	8.3	(21.2)	*	*
Foreign exchange effect on notes receivable from First Data, net	—	—	10.1	—	*
Interest income from First Data, net	—	—	35.7	—	*
Other income, net	16.6	1.7	12.4	*	*

Total other (expense)/income, net	(116.3)	(99.6)	23.7	17%	*

Income before income taxes	1,238.7	1,222.4	1,335.1	1%	(8)%
Provision for income taxes	319.7	365.1	421.1	(12)%	(13)%

Net income	$919.0	$857.3	$914.0	7%	(6)%

Earnings per share:
Basic	$1.26	$1.13	$1.20	12%	(6)%
Diluted	$1.24	$1.11	$1.19	12%	(7)%
Weighted-average shares outstanding:
Basic	730.1	760.2	764.5
Diluted	738.2	772.9	768.6

*	Calculation not meaningful

Revenues overview

The following provides highlights of revenue growth while a more detailed discussion is included in “—Segment Discussion.”

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenue growth of 8% and 10% during the years ended December 31, 2008 and 2007, respectively, was primarily driven by revenue growth internationally, particularly in the Europe, Middle East, Africa and South Asia (“EMEASA”) region, due to increased money transfers at existing agent locations, and to a lesser extent, money transfers at new agent locations and due to the impact of translating foreign currency denominated revenues into the United States dollar, specifically the euro, discussed below. Our international consumer-to-consumer transactions that were originated outside of the United States also continued to experience strong revenue and transaction growth for the years ended December 31, 2008 and 2007 compared to the corresponding periods in the prior year. We experienced strong growth in our money transfer business to India, and in the Gulf States, which offset slower growth in certain European markets for the year ended 2008 compared to 2007.

However, during the fourth quarter of 2008, revenue was impacted by the weakening global economy and its effect on Western Union customers. In the fourth quarter, transaction growth rates slowed sequentially compared to the first nine months of 2008. In addition, the amount of money remitted per transaction declined in the fourth quarter of 2008 compared to the fourth quarter of 2007. These factors resulted in less transaction fee and foreign exchange revenue in the fourth quarter of 2008 compared to the fourth quarter of 2007.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar for the year ended December 31, 2008 have resulted in a benefit to transaction fee and foreign exchange revenue of $96 million, over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The positive impact to operating profit derived from foreign currency exchange rates increasing against the United States dollar during the year was offset by the impact of foreign currency derivative losses for those foreign currency derivatives not designated as hedges and the portion of fair value that is excluded from the measure of effectiveness for these contracts designated as hedges thereby resulting in a minimal impact to overall earnings per share. Transactions in the euro, which represent the majority of the Company’s foreign currency denominated business, benefited revenue by $82 million and operating income by $19 million during the year. The benefit in the first three quarters of 2008 was slightly offset by the negative impact to consumer-to-consumer transaction fee and foreign exchange revenue in the fourth quarter of 2008 due to the strengthening of the United States dollar relative to certain other currencies, including the euro. However, the impact to our operating income was positive to the fourth quarter of 2008 due to our derivative hedges. If exchange rates between the United States dollar and other currencies remain constant with those experienced at the end of 2008, or if other currencies continue to weaken against the United States dollar, we expect a negative impact on our revenue in 2009. However, the impact to earnings per share is expected to be less due to the impact of translation on our expenses and our hedging program.

The fluctuation in the exchange rate between the euro and the United States dollar (which contributed to the majority of the impact of translating foreign currency denominated revenues and expenses into United States dollars) for the year ended December 31, 2007 resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange of $79 million, over the previous year, net of foreign currency hedges, that would not have occurred had there been a constant exchange rate. For the year ended December 31, 2007 the related benefit to operating income was $12 million.

Our Asia Pacific (“APAC”) region also experienced strong transaction and revenue growth during the years ended December 31, 2008 and 2007 compared to the corresponding previous periods, including growth contributed by the inbound market of the Philippines. Revenue growth slowed in APAC during the fourth quarter 2008 compared to the same period in 2007, in part due to the weakening global economy described previously and the decline in high revenue transactions from small entrepreneurs that typically make purchases in China.

Within our Americas region (which includes North America, Latin America, the Caribbean, and South America), our United States to Mexico, United States outbound and transactions in our domestic (between and within the United States and Canada) businesses continued to be impacted by the overall weakening in the United States economy. The immigration debate and market softness, in part due to the slowdown in the construction industry, began adversely impacting the United States businesses in the second quarter of 2006. We responded to these factors by launching distribution, pricing, advertising, promotion and community outreach initiatives in 2006 and 2007. Although the United States businesses revenue decline experienced in 2008 moderated compared with 2007, we experienced increased revenue declines in the fourth quarter of 2008 compared to the third quarter of 2008, due to the weakening in the United States economy.

Foreign exchange revenue increased for the years ended December 31, 2008 and 2007 over the corresponding previous periods, due to an increase in cross-currency transactions primarily as a result of growth in international consumer-to-consumer transactions. As described above, foreign exchange revenue also benefited during the year ended December 31, 2008 compared to 2007 from the strengthening of other currencies most notably the euro, against the United States dollar.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Such fee decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% during 2006 and 2007 and approximately 1% in 2008.

Pago Fácil, which was acquired in December 2006, contributed $67.7 million and $3.6 million of revenue for the years ended December 31, 2007 and 2006, respectively, and also contributed to consolidated revenue growth in 2007 compared to 2006.

Operating expenses overview

The following factors impacted both cost of services and selling, general and administrative expenses during the periods presented:

•

Restructuring and Related Activities—In 2008, we incurred restructuring and related expenses in conjunction with the decision to close our facilities in Missouri and Texas, including the elimination of approximately 650 positions held by union employees and certain management positions in these same facilities, as well as other reorganizations. The $82.9 million of expenses incurred in 2008 were offset by operating expense savings of approximately $10 million in 2008 and are expected to be offset by approximately $40 million annually beginning in 2009.

•

2007 Stock Compensation Charge—At the time of the spin-off, First Data converted stock options, restricted stock awards, and restricted stock units (collectively, “stock-based awards”) of First Data stock held by Western Union and First Data employees. Both Western Union and First Data employees received converted Western Union stock-based awards. All converted stock-based awards, which had not vested prior to September 24, 2007, were subject to the terms and conditions applicable to the original First Data stock-based awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of KKR, all of these remaining converted unvested Western Union stock-based awards vested. In connection with this accelerated vesting, we incurred a non-cash pre-tax charge of $22.3 million during the third quarter of 2007. Approximately one-third of this charge was recorded within “cost of services” and two-thirds was recorded within “selling, general and administrative expenses” in the consolidated statements of income.

•

Incremental Independent Public Company Expenses—We recorded recurring incremental independent public company expenses of $59.1 million and $25.1 million in 2007 and 2006, respectively, in the consolidated statements of income. These expenses are those in excess of amounts allocated to us by First Data prior to September 29, 2006 or beyond amounts we presume First Data would have allocated subsequently thereto. Most of these expenses continue to be incurred in subsequent periods.

Cost of services

In addition to the restructuring costs described above, cost of services increased for the year ended December 31, 2008 compared to the corresponding period in 2007 primarily due to agent commissions which increase as revenues increase. Cost of services as a percentage of revenue was 59%, 57% and 54% for the years ended December 31, 2008, 2007 and 2006, respectively. The majority of the increase in cost of services as a percentage of revenue for the year ended December 31, 2008 compared to the corresponding period in 2007 was primarily due to restructuring and related expenses of $62.8 million as described above, and the shift in our business mix reflecting stronger growth from our international consumer-to-consumer business, which carries higher cost of services compared to our United States originated businesses. Selected consumer-to- consumer international agent commissions have been lowered but were partially offset by certain higher commissions in the United States. In addition, a higher percentage of our consumer-to-business services were generated from our United States electronic-based payments and payments related to Pago Fácil, each of which had higher cost of services as a percentage of revenue compared to our United States cash-based payments business. The increase was partially offset by lower stock compensation charges for the year ended December 31, 2008 compared to the corresponding period in 2007, as described above and below, that did not recur in 2008.

The majority of the increase in cost of services as a percentage of revenue for the year ended December 31, 2007 compared to the corresponding period in 2006 was attributable to the shift in our business mix reflecting stronger growth from our international business, as described above. The Pago Fácil business, which carries a lower margin than our existing consumer-to-business services, also contributed to the increase in cost of services. The stock compensation charge resulting from the acquisition of First Data, as described above, and incremental public company expenses were additional factors leading to the increase in cost of services in 2007.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased for the year ended December 31, 2008 compared to the same period in the prior year due to higher employee compensation expenses and restructuring and related expenses of $20.1 million, offset by better leverage of our marketing expenses as well as lower stock compensation charges in 2008, as described above.

SG&A expenses increased for the year ended December 31, 2007 compared to the corresponding period in 2006 primarily due to incremental public company expenses and the stock compensation charge related to KKR’s acquisition of First Data, as described above. In addition, costs associated with the inclusion of the Pago Fácil business contributed to the increase in 2007 from 2006.

During the year ended December 31, 2008, marketing related expenditures, principally classified within SG&A, were approximately 5.0% of revenue due to better leveraging of our marketing expenditures. For the years ended December 31, 2007 and 2006, marketing related expenditures were approximately 6.0% and 6.5% of revenue, respectively. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments and other initiatives in order to best maximize the return on these investments. Such fee decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% during 2006 and 2007 and approximately 1% in 2008. For further discussion regarding the impact of pricing decreases refer to the “Revenues overview” discussion within the consumer-to-consumer segment section.

Interest income

Interest income decreased during the year ended December 31, 2008 compared to 2007 due primarily to lower short-term interest rates, and to a lesser extent, lower average interest-bearing cash balances. Interest income increased during the year ended December 31, 2007 compared to 2006 due to higher international cash balances resulting from the net cash received in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) on the spin-off date, and from cash generated through our international operations. Also contributing to higher interest income in 2007 compared to 2006 was interest income recorded in connection with a $140.0 million loan made to one of our agents in the first quarter of 2006.

Interest expense

Interest expense decreased for the year ended December 31, 2008 compared to 2007 due to decreases in interest rates related to our floating rate debt. Interest expense increased for the year ended December 31, 2007 compared to 2006 due to interest expense on our outstanding borrowings that arose in connection with the spin-off on September 29, 2006. Interest expense was significantly higher in 2007 since the related borrowings were outstanding for the full year 2007 compared to three months during 2006.

Derivative (losses)/gains, net

Derivative (losses)/gains, net for the years ended December 31, 2008 and 2007 relate primarily to the portion of the change in fair value of foreign currency accounting hedges that is excluded from the measurement of effectiveness, which includes (a) differences between changes in forward rates and spot rates, and (b) gains or losses on the contract and any offsetting positions during periods in which the instrument is not designated as a hedge. Although the majority of changes in the value of our hedges are deferred in accumulated other comprehensive income or loss until settlement (i.e. spot rate changes), the remaining portion of changes in value are recognized in income as they occur. The significant volatility in the fluctuation in foreign currency forward rates compared to spot rates primarily related to the euro has resulted in charges of $6.9 million in the year ended December 31, 2008 compared to gains of $8.3 million in 2007.

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

Foreign exchange effect on notes receivable from First Data, net

All euro denominated notes receivable with First Data, and related foreign currency swap agreements were settled in connection with the spin-off on September 29, 2006. Accordingly, no amounts related to the revaluation of such notes or related swaps were recorded during the years ended December 31, 2008 and 2007, explaining the decrease from the year ended December 31, 2006. No such amounts will be recognized in future periods.

Prior to the spin-off, the revaluation to fair market value of these euro denominated notes receivable from First Data and the related foreign currency swap arrangements benefited income before income taxes for the year ended December 31, 2006 by $10.1 million due to changes in the value of the euro compared to the United States dollar.

Interest income from First Data, net

Interest income from First Data, net consists of interest income earned on notes receivable from First Data, partially offset by interest incurred on notes payable to First Data. All notes receivable and payable were settled in connection with the spin-off on September 29, 2006, and accordingly, no such amounts were recognized during the years ended December 31, 2008 and 2007.

Other income, net

Changes in other income, net during the years ended December 31, 2008 and 2007 compared to the previous corresponding years were primarily attributable to fluctuations in equity earnings from equity method investments.

Income taxes

Our effective tax rates on pretax income were 25.8%, 29.9% and 31.5% for the years ended December 31, 2008, 2007 and 2006, respectively. We continue to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than our combined federal and state tax rates in the United States. In addition, the decreasing effective tax rate in 2008 compared to 2007 is also attributed to the implementation of foreign tax efficient strategies consistent with our overall tax planning and the favorable resolution of certain United States tax matters.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of December 31, 2008, the total amount of unrecognized tax benefits is a liability of $397.0 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods.

The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of December 31, 2008, interest on the alleged amounts due for unagreed adjustments would be approximately $23 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. We expect to contest those adjustments with which we do not agree with by filing a petition in the United States Tax Court. We believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase.

Earnings per share

During the years ended December 31, 2008, 2007 and 2006, basic earnings per share were $1.26, $1.13 and $1.20, respectively, and diluted earnings per share were $1.24, $1.11 and $1.19, respectively. All issued and outstanding shares of Western Union common stock until the spin-off on September 29, 2006, consisting of 100 shares, were held by First Data. Accordingly, for all periods presented prior to the spin-off date of September 29, 2006, basic and diluted earnings per share were computed using our basic shares outstanding as of the spin-off date.

Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2008, 2007 and 2006, there were 8.0 million, 10.4 million and 4.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect is anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits of options and restricted stock are available to acquire shares at an average price throughout the year, and therefore, reduce the dilutive effect throughout the year. Of the

43.6 million, 59.4 million and 73.8 million outstanding options to purchase shares of our common stock as of December 31, 2008, 2007 and 2006, respectively, approximately 47%, 58% and 60%, respectively, are held by employees of First Data.

Diluted earnings per share increased during the year ended December 31, 2008 compared to 2007 due to the increased net income as a result of the previously described factors and lower weighted-average diluted shares outstanding. The lower number of diluted shares outstanding was driven by stock repurchases exceeding stock option exercises in 2008 compared to 2007.

Diluted earnings per share decreased during the year ended December 31, 2007 compared to the previous period due to the decrease in net income as a result of the previously described factors and the increase in diluted shares outstanding. Prior to the September 29, 2006 spin-off date, there were no potentially dilutive instruments outstanding and, accordingly, the potentially dilutive shares arising in connection with the spin-off had minimal impact to 2006 due to the impact of weighting. In 2007, the dilutive shares outstanding were outstanding for a full year.

Segment Discussion

We manage our business around the consumers we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and consumer-to-business, as described earlier. Businesses not considered part of these segments are categorized as “Other.”

The business segment measurements provided to, and evaluated by, our CODM are computed in accordance with the following principles:

•	The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments’ revenue.

•

Expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services, new prepaid service offerings and non-recurring costs incurred to effect the spin-off are included in “Other.”

•

Restructuring and related activities of $82.9 million for the year ended December 31, 2008 have not been allocated to the segments. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

•	All items not included in operating income are excluded.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
Consumer-to-consumer (a)
EMEASA	44%	40%	38%
Americas	34%	37%	41%
APAC	7%	6%	5%

Total Consumer-to-consumer	85%	83%	84%
Consumer-to-business	14%	15%	14%
Other	1%	2%	2%

Total	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,			% Change
(dollars and transactions in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues:
Transaction fees	$3,532.9	$3,286.6	$3,059.0	7%	7%
Foreign exchange revenue	893.1	769.3	652.4	16%	18%
Other revenues	45.6	37.2	33.5	23%	11%

Total revenues	$4,471.6	$4,093.1	$3,744.9	9%	9%

Operating income	$1,222.7	$1,078.3	$1,069.7	13%	1%
Operating margin	27%	26%	29%
Key indicators:
Consumer-to-consumer transactions	188.1	167.7	147.1	12%	14%

The table below sets forth transaction and revenue growth/(decline) rates by region for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007
Consumer-to-consumer transaction growth (a):
EMEASA	23%	26%
Americas	2%	5%
APAC	27%	34%
Consumer-to-consumer revenue growth/(decline) (a):
EMEASA	16%	18%
Americas	(1)%	(2)%
APAC	22%	34%

(a)

In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. India and China combined represented approximately 6%, 5% and 4% of consolidated Western Union revenues during the years ended December 31, 2008, 2007 and 2006, respectively. Mexico represented approximately 7%, 7% and 8% of consolidated Western Union revenues during the years ended December 31, 2008, 2007 and 2006, respectively.

Revenues overview

2008 compared to 2007

The primary drivers of consumer-to-consumer revenue growth are transaction fees and foreign exchange revenue. Consumer-to-consumer money transfer revenue growth was 9% for the year ended December 31, 2008 over the same period in 2007. This increase was driven by revenue growth of 13% in our international business on transaction growth of 17%. Our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer business outside of the United States also continued to experience strong revenue growth for the year ended December 31, 2008 as a result of strong transaction growth.

However, during the fourth quarter of 2008, revenue was impacted by the weakening global economy and its effect on Western Union customers. In the fourth quarter, transaction growth rates slowed sequentially compared to the first nine months of 2008. In addition, the amount of money remitted per transaction declined in the fourth quarter of 2008 compared to the fourth quarter of 2007. These factors resulted in less transaction fee and foreign exchange revenue in the fourth quarter of 2008 compared to the fourth quarter of 2007.

Revenue growth in our EMEASA region was 16% on transaction growth of 23% for the year ended December 31, 2008 over the same period in 2007. The growth in our EMEASA region during the year ended December 31, 2008, was primarily driven by transaction growth and the impact of translating foreign currency denominated revenues into the United States dollar, specifically the euro, as further described below. Contributing to the growth in the EMEASA region was strong transaction growth of over 60% in our money transfer business to India for the year ended December 31, 2008 compared to the corresponding period in 2007, resulting in revenue growth of over 45%. Over the same period, revenue growth in the Gulf States continued to be strong. However, revenue growth in some European markets during the year ended December 31, 2008 slowed over the previous year, especially during the fourth quarter of 2008 as certain countries within Europe, such as Spain, have experienced declines in the housing industry and rising unemployment.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar for the year ended December 31, 2008 have resulted in a benefit to transaction fee and foreign exchange revenue of $96 million, over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The positive impact to operating profit derived from foreign currency exchange rates increasing against the United States dollar during the year was offset by the impact of foreign currency derivative losses for those foreign currency derivatives not designated as hedges and the portion of fair value that is excluded from the measure of effectiveness for these contracts designated as hedges thereby resulting in a minimal impact to overall earnings per share. Transactions in the euro, which represent the majority of the Company’s foreign currency denominated business, benefited revenue by $82 million and operating income by $19 million during the year. If exchange rates between the United States dollar and other currencies remain constant with those experienced at the end of 2008, or if the euro and certain other currencies continue to weaken against the United States dollar, we expect a negative impact on our revenue in 2009. However, the impact to earnings per share is expected to be less due to the impact of translation on our expenses and our hedging program.

Americas revenue declined 1% for the year ended December 31, 2008 compared to the corresponding period in 2007 but transactions grew 2% for the same period. The United States domestic and the United States outbound revenue continued to decline, due to the overall weakening in the United States economy and rising unemployment, for the year ended December 31, 2008. Within the Americas region, revenue declines in our domestic (transactions between and within the United States and Canada) business, which represents approximately 10% of consolidated revenue for the year ended December 31, 2008, continued to occur due to the factors described above. Although the domestic and United States outbound revenue declines experienced in 2008 have moderated compared to those experienced in 2007, we did experience increased revenue declines in the fourth quarter of 2008 compared to the third quarter of 2008, due to the further weakening in the United States economy.

Domestic revenue declined 6% on transaction declines of 3% for the year ended December 31, 2008 compared to the corresponding period in 2007. In addition, United States telephone money transfer revenues continued to decline, and website money transfer revenues were flat for the year ended December 31, 2008.

Revenue in our Mexico business was down 2% on transaction declines of 1% for the year ended December 31, 2008 compared to the same period in 2007. The Mexico business continues to be impacted by the weakening in the United States economy, noted earlier, with such declines increasing in the fourth quarter of 2008. During a few weeks in the fourth quarter 2008, the value of the Mexican peso decreased dramatically against the United States dollar and, as a result, we experienced a spike in transactions as United States senders took advantage of the more favorable exchange rates. As the devaluation of the peso was sudden and unusual, we needed to acquire pesos at less favorable rates in order to meet the demand for immediate payout in Mexico, which impacted the overall decline in revenue by less than $5 million.

In early July 2008, the Arizona Court of Appeals overturned a trial court’s ruling in Western Union’s favor regarding the authority of the Arizona Attorney General to seize money transfers originated in states other than Arizona and intended for payment in Mexico. In December, the Arizona Supreme Court agreed to hear the case, which was argued on January 13, 2009. However, a decision has not yet been rendered. The Arizona Attorney General has not attempted to resume the type of seizures that are at issue in this litigation. However, we remain subject to scrutiny in Arizona by law enforcement and regulatory agencies. The Arizona Attorney General has and continues to make extensive data requests of us regarding our operations, our agents and our consumers. On January 8, 2009, the Arizona Superior Court ruled in Western Union’s favor and held that certain subpoenas for Western Union transaction data issued by the Arizona Attorney General were over-broad and unenforceable. However, the legal and regulatory environment in Arizona remains challenging, and we could become subject to additional civil and possibly criminal actions. To date, we have not experienced any measurable impact to our Americas business as a result of the recent Arizona Court of Appeals decision or the data requests by the Arizona Attorney General. However, additional civil or criminal actions or an unfavorable resolution of the case described above could adversely affect our business, financial position and results of operations.

Revenue and transaction growth in the APAC region for the year ended December 31, 2008 compared to the same period in 2007 was driven by strong inbound growth to the region, especially to the Philippines. China revenue and transactions grew at 13% and 11% for the year ended December 31, 2008 compared to the corresponding period in 2007, respectively. Revenue growth rates slowed to China during the third quarter of 2008, with revenue declining in the fourth quarter of 2008 compared to the same period in 2007, in part due to the weakening economic situation described previously and the decline in high revenue transactions from small entrepreneurs that typically make purchases in China.

Foreign exchange revenue increased for the year ended December 31, 2008 compared to the same period in the prior year due to an increase in cross-currency transactions primarily as a result of growth in international consumer-to-consumer transactions. As described above, foreign exchange revenue also benefited during the year ended December 31, 2008 compared to 2007 from the exchange rate between other currencies against the United States dollar, despite the negative impact of currency rate fluctuations in the fourth quarter of 2008.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. During the year ended December 31, 2008, fee decreases and foreign exchange actions have occurred at a significantly lower rate than in previous years. Such fee decreases and foreign exchange actions have impacted our annual consolidated revenue on average approximately 3% during 2006 and 2007 and approximately 1% in 2008.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth in all periods presented was the growth in transactions at existing agent locations, the increased number of agent locations and marketing campaigns promoting the Western Union brand and services. The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers to generate transactions. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 375,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of December 31, 2008, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

2007 compared to 2006

Consumer-to-consumer money transfer revenue growth was 9% for the year ended December 31, 2007 over 2006. This increase was driven by revenue growth of 15% in our international business on transaction growth of 20%. Our international consumer-to-consumer business outside of the United States also continued to experience strong revenue growth for the year ended December 31, 2007 as a result of strong transaction growth.

Revenue growth in our EMEASA region was 18% on transaction growth of 26% for the year ended December 31, 2007 over the same period in 2006. The growth in our EMEASA region during the year ended December 31, 2007, was primarily driven by transaction growth and the impact of the euro, as further described below. Contributing to the growth in the EMEASA region was strong transaction growth of 75% in our money transfer business to India for the year ended December 31, 2007, resulting in revenue growth of 44% for the year ended December 31, 2007.

In addition, fluctuations in the exchange rate between the euro and the United States dollar have resulted in a benefit to consumer-to-consumer transaction fee and foreign exchange revenue of $79 million for the year ended December 31, 2007 over 2006, that would not have occurred had there been a constant exchange rate. For the years ended December 31, 2007, the related benefit to operating income was $12 million.

Americas revenue declined 2% for the year ended December 31, 2007 but transactions grew 5% for the same period. The United States to Mexico, United States domestic and the United States outbound revenue were adversely impacted by various factors in the United States for the year ended December 31, 2007. These factors, which began in the second quarter 2006, include the immigration debate and market softness, in part due to the slowdown in the construction industry. We responded to these factors by launching distribution, pricing, advertising, promotion and community outreach initiatives.

Within the Americas region, revenue declines in our domestic business, which represents approximately 11% of consolidated revenue for the year ended December 31, 2007, continued to occur due to the factors described above. Domestic revenue declined 10% on transaction declines of 4% for the year ended December 31, 2007 over the same period in 2006. Domestic revenue declined at a higher rate than transactions, due in part to the impact of price decreases and lower principal amounts sent. In addition, transactions and revenues for money transfers initiated on our website and through the telephone declined for the year ended December 31, 2007 compared to the same period in 2006. Transactions initiated in the United States were impacted by tightened controls implemented beginning in early 2007 by Western Union, card issuing banks and card associations in response to credit and debit card fraud in the United States. These tightened controls have directly impacted our consumers’ ability to use their debit and credit cards to send money on our website and through the telephone, decreasing the volume of transactions. Card issuing banks and card associations have begun to allow more consumer transactions to be processed, in part in response to Western Union’s own increased scrutiny of these transactions.

Revenue in our Mexico business, which represented 7% of consolidated revenue for the year ended December 31, 2007, declined 4% for the year ended December 31, 2007 compared to 2006, despite increased transaction growth of 4% for the same period due to price reductions taken in the early part of 2007. However, Mexico revenue and transaction growth rates began to converge during each sequential quarter in 2007 as there were no significant pricing reductions after the early part of 2007.

Revenue and transaction growth in the APAC region for the year ended December 31, 2007 compared to the same period in 2006 was driven by strong inbound growth to the region, especially to the Philippines. China revenue and transactions grew at 37% and 25% for the year ended December 31, 2007 compared to the corresponding period in 2006, respectively.

Foreign exchange revenue increased for the year ended December 31, 2007 compared to the same period in the prior year due to an increase in cross-currency transactions primarily as a result of strong growth in international consumer-to-consumer transactions, partially offset by reduced foreign exchange rate spreads in selected markets.

Operating income

2008 compared to 2007

Consumer-to-consumer operating income increased for the year ended December 31, 2008 compared to 2007, primarily driven by higher revenue and related profits from increased transactions internationally and lower stock-based compensation expenses. Of the $22.3 million accelerated stock-based compensation vesting charge in 2007 taken in connection with the change in control of First Data, that did not recur in 2008, $18.9 million was allocated to this segment in 2007. During the year ended December 31, 2008 compared to 2007, the operating income increase was partially offset by revenue declines in our United States businesses, and higher employee compensation expenses. The ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated business, also impacted consumer-to-consumer operating income during the year ended December 31, 2008. As described earlier in the revenues overview and due to the same factors, operating income growth for the consumer-to-consumer segment was lower in the fourth quarter of 2008 than that experienced in the previous nine months.

Consumer-to-consumer operating income margin also increased during the year ended December 31, 2008 compared to 2007, primarily due to lower stock-based compensation expense, as described above. This increase was partially offset by revenue declines in our United States businesses and the ongoing shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated business as noted earlier. However, we have been experiencing a convergence between international operating profits margins and profit margins of our United States originated businesses.

2007 compared to 2006

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

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,			% Change
(dollars and transactions in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues:
Transaction fees	$668.1	$665.5	$593.7	—	12%
Other revenues	51.7	54.4	42.5	(5)%	28%

Total revenues	$719.8	$719.9	$636.2	—	13%

Operating income	$199.4	$223.7	$223.3	(11)%	—
Operating margin	28%	31%	35%
Key indicators:
Consumer-to-business transactions	412.1	404.5	249.4	2%	62%

Revenues

2008 compared to 2007

During the year ended December 31, 2008, overall revenue was flat compared to the corresponding period in 2007, as revenue growth in the Pago Fácil business was offset by a decline in United States cash-based bill payment revenue. The consumer-to-business segment, including the United States electronic-based bill payments business which experienced flat revenues year over year, was adversely impacted in the last half of 2008 due to the weakening economy in the United States. Some consumers who are likely to use our services are having difficulty paying their bills and are unable to obtain credit in any form, resulting in us handling fewer bill payments.

2007 compared to 2006

Transaction growth of 62% and revenue growth of 13% in the year ended December 31, 2007 compared to the same period in 2006 primarily resulted from the acquisition of Pago Fácil and growth in electronic bill payments, partially offset by slight declines in United States cash-based bill payments.

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

Operating income

2008 compared to 2007

Operating income for the consumer-to-business segment decreased for the year ended December 31, 2008 compared to 2007 primarily due to operating income declines in the United States-based bill payments businesses, partially offset by growth in Pago Fácil payments. Operating income margins also declined as United States electronic-based and Pago Fácil payments, which cumulatively represented a higher percentage of consumer-to-business revenues in 2008 compared to 2007, have lower operating margins than the declining higher margin United States cash-based bill payments business. Partially offsetting operating income declines for the year ended December 31, 2008 compared to 2007 was lower stock-based compensation expenses as described in the “consumer-to-consumer” operating income discussion.

2007 compared to 2006

Operating income for the consumer-to-business segment was unchanged for the year ended December 31, 2007 compared to the same period in 2006 because of the impact of Pago Fácil and revenue growth in the segment’s electronic-based services businesses, and was offset by incremental public company expenses and the accelerated stock compensation charge taken in connection with the change in control of First Data. Operating income for the period grew at a lower rate than revenues as Pago Fácil and the electronic-based services have lower operating margins compared to the higher margin United States cash-based bill payments business, as well as the incremental public company expenses and accelerated stock compensation charge noted above.

Other

The following table sets forth other results for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,			% Change
(dollars and transactions in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues	$90.6	$87.2	$89.1	4%	(2)%
Operating income	$15.8	$20.0	$18.4	(21)%	9%
Operating income margin	17%	23%	21%

Revenues

2008 compared to 2007

Revenue increased for the year ended December 31, 2008 over the same period in 2007 due to revenue growth in our prepaid services business generated outside of the United States.

First Data, through its subsidiary Integrated Payment Systems Inc. (“IPS”), issues our Western Union branded money orders, pursuant to a five year agreement that was executed in conjunction with the spin-off. On July 18, 2008, we entered into an agreement with IPS which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of that agreement beginning on October 1, 2009 (the “Transition Date”), IPS will assign and transfer to us certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, we will assume IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders and will terminate the existing agreement whereby IPS pays us a fixed return on the outstanding money order balances (which vary from day to day but approximate $800 million). Following the Transition Date, we will invest the cash received from IPS in high-quality, investment grade securities in accordance with applicable regulations, which are the same as those currently governing the investment of our United States originated money transfer principal. In anticipation of our exposure to fluctuations in interest rates, we have entered into interest rate swaps on certain of our fixed rate notes. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from these interest rate swaps, we estimate that we should be able to retain subsequent to the Transition Date, on a pre-tax income basis through 2011, a comparable rate of return as we are receiving under our current agreement with IPS. However, revenue may be lower.

Subsequent to the Transition Date, all revenue generated from the management of the investment portfolio will be retained by us and none will be shared with our agents. IPS will continue to provide to us clearing services necessary for payment of the money orders in exchange for the payment by us to IPS of a per-item administrative fee. We will no longer provide to IPS the services required under the original money order agreement or receive from IPS the fee for such services.

2007 compared to 2006

Our money order and prepaid services businesses, including prepaid services acquired through our acquisition of Pago Fácil, accounted for 100% and 94% of “Other” revenue in 2007 and 2006, respectively. We previously operated messaging and international prepaid cellular top-up businesses, which were shut down or disposed of in early 2006. Revenue remained relatively constant for the year ended December 31, 2007, due to moderate growth in our money order and prepaid services businesses, offset by the loss of revenue from our shut-down or disposed of businesses, which generated revenue for a portion of 2006, while neither business generated revenue in 2007.

Operating Income

2008 compared to 2007

For the year ended December 31, 2008, the decrease in operating income was driven by operating income declines related to our money order business, costs incurred to develop mobile money transfer services and our prepaid business within the United States, offset by increased revenue and related profits from our prepaid services business outside of the United States.

2007 compared to 2006

For the year ended December 31, 2007, the increase in operating income was driven by modest growth from our prepaid services.

Further financial information relating to each of our segments’ external revenue, operating profit measures and total assets is set forth in Note 17 to our consolidated financial statements.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, derived primarily from net income, and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings, timing of income tax payments, and collections on receivables, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters, and a corresponding increase to the first and third quarters.

Our future cash flows generated from operating activities could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting the migrant population, and changes in income tax laws or the status of income tax audits.

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions. Such assets include those located in countries outside of the United States containing restrictions from being transferred outside of those countries and cash and investment balances that are maintained by our regulated subsidiary to secure certain money transfer obligations initiated in the United States in accordance with applicable state regulations in the United States. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

On December 5, 2008, we entered into a senior, unsecured, 364-day term loan in an aggregate principal amount of $500 million (the “Term Loan”) with a syndicate of lenders. The Term Loan was used for general corporate purposes, including the repayment of commercial paper utilized to retire $500 million of floating rate notes that came due on November 17, 2008. As market conditions allow, we intend to refinance our Term Loan in 2009 with new financing sources. Based on market conditions at the time such re-financing occurs, we may not be able to obtain new financing under similar conditions as historically reported.

Taking into account our projected share repurchases, dividends, our pending acquisition, capital expenditures, and debt service during 2009, we believe our cash flows generated from operating activities and available financing sources will provide us with an adequate source of liquidity to meet the needs of our business.

Cash and Investment Securities

As of December 31, 2008, we have cash and cash equivalents of $1.3 billion. Our foreign entities held $597.9 million of our cash and cash equivalents at December 31, 2008. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses internationally.

On September 15, 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. We did not receive any portion of the redemption payment prior to December 31, 2008, and accordingly, we have reclassified the total amount due from “Cash and cash equivalents” to “Other assets” in the consolidated balance sheet as of December 31, 2008. This surplus cash was not required or used for daily operations. At the time the redemption request was made, we were informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that our redemption trades would be honored at a $1.00 per share net asset value. On January 30, 2009, we received a partial distribution from the Fund of $193.6 million. We expect to receive the remaining redemption amount based on written and verbal representations from the Manager to date and our current legal position regarding our redemption priority. We expect to receive the remaining payment based on the maturities of the underlying investments in the Fund and the outcome of the litigation process. There is a risk the redemption process could be delayed and that we could receive less than the $1.00 per share net asset value, should a pro-rata distribution occur. Based on net asset information provided by the Fund, our exposure related to pro-rata distribution could be $12 million, excluding settlement costs incurred by the Fund. We believe that, despite this situation, we have adequate liquidity to meet our business needs through our existing cash balances, our ability to generate cash flows through operations, and the amounts available to borrow under our commercial paper program and our revolving credit facility, as described under “Financing Resources” below.

In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as “settlement assets” on our consolidated balance sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as “cash and cash equivalents” within “settlement assets,” to fund settlement obligations.

A portion of our settlement assets are held in investment securities, substantially all of which are highly rated state and municipal debt instruments, totaling $405.6 million as of December 31, 2008. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold financial instruments for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments. As of December 31, 2008, the significant majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of December 31, 2008, there were no investments with a single issuer or individual securities representing more than 10% of our investment securities portfolio.

IPS, our third-party issuer of Western Union money orders, holds the settlement assets generated from the sale of money orders, and maintains the responsibility for investing those funds. Based on the terms of the agreement with IPS, we are provided with a fixed rate of return on the funds awaiting settlement. In connection with the July 18, 2008 agreement we entered into with IPS, on October 1, 2009 we will assume the responsibility for the settlement of money orders and will have responsibility for managing the investment portfolio. On the same date, we will receive an amount of cash sufficient to satisfy all outstanding money order liabilities, which vary from day to day but approximate $800 million. In anticipation of our exposure to fluctuations in interest rates, we have entered into interest rate swaps on certain of our fixed rate notes. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from these interest rate swaps, we estimate that we should be able to retain subsequent to the Transition Date, on a pre-tax income basis through 2011, a comparable rate of return as we are receiving under our current agreement with IPS.

Cash Flows from Operating Activities

During the years ended December 31, 2008 and 2007, cash provided by operating activities was $1,253.9 million and $1,103.5 million, respectively. Cash flows provided by operating activities increased due to increased net income and working capital fluctuations in 2008.

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

Financing Resources

As of December 31, 2008 and 2007, we have the following outstanding borrowings (in millions):

	2008	2007
Due in less than one year:
Commercial paper	$82.9	$338.2
Term loan	500.0	—
Floating rate notes, due November 2008 (a)	—	500.0

Due in greater than one year:
5.400% notes, net of discount, due 2011 (b)	1,042.8	1,002.8
5.930% notes, net of discount, due 2016 (c)	1,014.4	999.7
6.200% notes, net of discount, due 2036	497.4	497.3
Other borrowings	6.0	—

Total borrowings	$3,143.5	$3,338.0

(a)	The floating rate notes were redeemed upon maturity on November 17, 2008.
(b)	At December 31, 2008 and 2007, we held interest rate swaps related to the 5.400% notes due 2011 (“2011 Notes”) with an aggregate notional amount of $550 million and $75 million, respectively. The carrying value of the 2011 Notes has been adjusted for the impact of these hedges. During the fourth quarter of 2008, we terminated an aggregate notional amount of $195 million of interest rate swaps. We received cash of $10.7 million on the termination of these swaps, the offset of which is reflected in “Borrowings” and will be reclassified as a reduction to “Interest expense” over the life of the 2011 notes.
(c)	At December 31, 2008, we held an interest rate swap related to the 5.930% notes due 2016 (“2016 Notes”) with an aggregate notional amount of $110 million. The carrying value of the 2016 Notes has been adjusted for the impact of these hedges.

Commercial Paper

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. Our commercial paper borrowings at December 31, 2008 and 2007 had a weighted-average interest rate of approximately 4.1% and 5.5%, respectively, and weighted-average initial terms of 27 days and 36 days, respectively.

Revolving Credit Facility

Our revolving credit facility expires in 2012 and includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 19 basis points. A facility fee of 6 basis points on the total facility is payable quarterly regardless of usage. The facility fee percentage is determined based on our credit rating assigned by Standard & Poor’s Ratings Services (“S&P”) and/or Moody’s Investor Services, Inc. (“Moody’s”). In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee of 5 basis points as of December 31, 2008 based upon such ratings is payable to the lenders on the aggregate outstanding borrowings.

As of December 31, 2008, we had no outstanding borrowings and had approximately $1.4 billion available to borrow, which is net of our current commercial paper borrowings backed by this Revolving Credit Facility. Our Revolving Credit Facility, which is diversified through a group of 15 participating institutions, is used to provide general liquidity for us and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 20%. All banks within this group were rated at least an A- or better as of December 31, 2008. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Term Loan

On December 5, 2008, we entered into a senior, unsecured, 364-day term loan in an aggregate principal amount of $500 million (the “Term Loan”) with a syndicate of lenders. The Term Loan was used for general corporate purposes, including the repayment of commercial paper utilized to retire $500 million of floating rate notes that came due on November 17, 2008. The Term Loan allows the selection between two different interest rate calculations. For the current period, we selected an interest rate calculation using the one-month LIBOR plus a 2% applicable margin (3.875% at December 31, 2008). A loan fee is also payable quarterly, beginning December 31, 2008, on the total loan (50 basis points as of December 31, 2008). The applicable margin and loan fee percentage are determined based on our credit ratings assigned by S&P and/or Moody’s. A duration fee is payable 90 days and 180 days after the closing date of December 5, 2008 equal to 0.25% and 0.50%, respectively, of the loan balance on each date.

Notes

On September 29, 2006, we issued $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016. Interest on the 2016 Notes is payable semiannually on April 1 and October 1 each year. We may redeem the 2016 Notes at any time prior to maturity at the applicable treasury rate plus 20 basis points.

On November 17, 2006, we issued $2 billion aggregate principal amount of unsecured fixed and floating rate notes, comprised of $500 million aggregate principal amount of our Floating Rate Notes due 2008 (the “Floating Rate Notes”), $1 billion aggregate principal amount notes due 2011 and $500 million aggregate principal amount of notes due 2036 (the “2036 Notes”). The Floating Rate Notes were redeemed upon maturity in November 2008.

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

Our Revolving Credit Facility contains a facility fee and a utilization fee, and our Term Loan contains a loan fee and an application margin, all of which is determined based on our credit rating assigned by S&P and/or Moody’s, as further described above. We do not have any other terms within our debt agreements or other contracts that are tied to changes in our credit ratings. The table below summarizes our credit ratings as of December 31, 2008:

December 31, 2008
	S&P	Moody’s	Fitch
Short-term rating	A-2	P-2	F2
Senior unsecured	A-	A3	A-
Ratings outlook	Stable	Stable	Stable

These ratings are not a recommendation to buy, sell or hold any of our securities. Our credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. A downgrade or a negative outlook provided by the rating agencies could result in the following:

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

The indenture governing our notes, the Revolving Credit Facility and the Term Loan all contain covenants which, among other things, limit or restrict our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness. In addition, the Revolving Credit Facility and Term Loan require us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 2:1 and 3:1, respectively, (ratio of consolidated adjusted EBITDA, defined as net income plus the sum of (a) interest expense, (b) income tax expense, (c) depreciation expense, (d) amortization expense, (e) any other non-cash deductions, losses or changes made in determining net income for such period and (f) extraordinary losses or charges, and minus extraordinary gains, in each case determined in accordance with United States GAAP for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 10:1 as of December 31, 2008. Prepayments under the Term Loan are allowed and are required based on the cash proceeds from other indebtedness, issuance of equity, or sale of assets over $250 million.

As of December 31, 2008, we are in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow, and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Capital Expenditures

The total aggregate amount capitalized for contract costs, purchases of property and equipment, and purchased and developed software was $153.7 million, $192.1 million and $202.3 million in 2008, 2007 and 2006, respectively. Amounts capitalized for new and renewed agent contracts were $82.8 million, $80.9 million and $124.1 million in 2008, 2007 and 2006, respectively. Such contract costs vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during 2008, 2007 and 2006 included purchased and developed software costs and purchases of property and equipment representing investments in our information technology infrastructure and the renovation of certain facilities.

Acquisition of businesses, net of cash acquired

In December 2008, we acquired 80% of our existing money transfer agent in Peru for a purchase price of $35.0 million. The aggregate consideration paid was $29.7 million, net of a holdback reserve of $3.0 million and cash acquired of $2.3 million.

On August 1, 2008, we acquired the money transfer assets from our existing money transfer agent in Panama for a purchase price of $18.3 million, which is net of cash acquired. The consideration paid was $14.3 million, net of a holdback reserve of $4.0 million.

In December 2006, we acquired Pago Fácil for a total purchase price of $69.8 million, less cash acquired of $3.0 million. Prior to December 2006, we held a 25% interest in Pago Fácil, which was treated as an equity method investment. As a result of acquiring the additional 75% ownership, our entire investment in and results of operations of Pago Fácil have been included in the consolidated financial statements since the acquisition date.

We expect that we will continue to pursue opportunities to acquire companies, particularly outside of the United States, that complement our existing businesses worldwide.

Share Repurchases and Dividends

Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008 (“2008 Authorization”), a $1.0 billion authorization in December 2007 (“2007 Authorization”) and a $1.0 billion authorization in September 2006. Both the 2007 Authorization and the authorization in 2006 have been fully utilized. During the years ended December 31, 2008, 2007 and 2006, 58.1 million, 34.7 million and 0.9 million shares, respectively, were repurchased for $1,313.9 million, $726.5 million and $19.9 million, respectively, excluding commissions, at an average cost of $22.60, $20.93 and $22.78 per share, respectively. As of December 31, 2008, $939.7 million remains available under the 2008 Authorization for purchases through December 31, 2009.

During the fourth quarter of 2008, our Board of Directors declared an annual cash dividend of $0.04 per common share, representing $28.4 million, which was paid in December 2008. During the fourth quarter of 2007, our Board of Directors declared an annual cash dividend of $0.04 per common share, representing $30.0 million, which was paid in December 2007. During the fourth quarter of 2006, our Board of Directors declared a cash dividend of $0.01 per common share, representing $7.7 million, which was paid in December 2006.

Equity Investments In and Loans to Certain Key Agents

In October 2007, we entered into agreements totaling $18.3 million to convert our non-participating interest in a joint venture with our Singapore agent, Hersing Corporation Ltd., into a fully participating 49% equity interest and extended the agent relationship at more favorable commission rates to Western Union. As a result, we earn a pro-rata share of profits and have enhanced voting rights. We also have the right to add additional agent relationships in Singapore under this agreement. In October 2007, we completed an agreement to acquire a 25% ownership interest in GraceKennedy Money Services Caribbean SRL (“GraceKennedy”), an agent in Jamaica (which also acts as our agent in several other Caribbean countries), and to extend the term of the agent relationship for $29.0 million. The aggregate consideration paid resulted in $20.2 million of identifiable intangible assets, including capitalized contract costs, which are being amortized over seven to 10 years.

From time to time, we also make advances and loans to agents. Most significantly, in the first quarter 2006, we signed a six year agreement with one of our existing agents which included a four year loan of $140.0 million to the agent, of which $40.0 million, $30.0 million and $20.0 million were repaid in the years ended December 31, 2008, 2007 and 2006, respectively. The terms of the loan agreement require that a percentage of commissions earned by the agent (64% in 2009) be withheld as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. The remaining loan receivable balance relating to this agent as of December 31, 2008 and 2007, net of discount, was $47.0 million and $67.5 million, respectively.

As opportunities arise, we expect we will continue to strategically invest in agents to further strengthen our business.

Debt Service Requirements

Our 2009 debt service requirements will include the $500 million Term Loan principal balance, payments on existing borrowings and any future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. We have the ability to use existing financing sources, such as our Revolving Credit Facility and commercial paper program, to meet debt obligations as they arise. As market conditions allow, we intend to refinance our Term Loan with new financing sources. Based on market conditions at the time such re-financing occurs, we may not be able to obtain new financings under similar conditions as historically reported.

Our ability to continue to grow the business, make acquisitions, return capital to shareholders, primarily through share repurchases, and service our debt will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify the appropriate acquisitions that will align with our long-term strategy.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements disclosed in Note 12 to our consolidated financial statements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit plans that together had a recorded unfunded pension obligation of $107.1 million as of December 31, 2008. During the period from 2006 to 2008, we did not make contributions to these plans. Due to the impact of recent legislation enacted, we will not be required to contribute to these plans during 2009, but estimate we will be required to fund approximately $20 to $25 million in 2010.

Our most recent measurement date for our pension plans is December 31, 2008. The calculation of the funded status and net periodic benefit income is dependent upon two primary assumptions: 1) expected long-term return on plan assets; and 2) discount rate. Our expected long-term return on plan assets was 7.50% for 2008 and 2007. If actual asset returns exceed the expected return on plan assets by 100 basis points, the plans’ funded status would improve by $3 million. The discount rate assumption for the company’s benefit obligation was 6.26% and 6.02% for 2008 and 2007, respectively. A 100 basis point change in the discount rate would change the funded status by $30 million. Due to the frozen status of our plans, a 100 basis point change in these assumptions would not be significant to the net periodic benefit income or expense of our plans.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Borrowings, including interest (a)	$4,593.0	$731.3	$1,299.1	$177.2	$2,385.4
Purchase obligations (b)	160.2	42.3	42.7	30.2	45.0
Foreign currency forward contracts (c)	10.8	8.4	2.4	—	—
Operating leases	102.6	23.5	30.4	19.4	29.3
Unrecognized tax benefits (d)	397.0	—	—	—	—
Capitalized contract costs (e)	0.9	0.9	—	—	—
Estimated pension funding (f)	123.1	—	43.7	39.8	39.6

	$5,387.6	$806.4	$1,418.3	$266.6	$2,499.3

(a)	We have estimated our interest payments based on i) projected LIBOR rates in calculating interest on commercial paper borrowings and our Term Loan, ii) projected commercial paper borrowings outstanding throughout 2009, and the assumption that no such amounts will be outstanding beyond 2009, and iii) the assumption that no debt issuances or renewals will occur upon the maturity dates of our fixed notes and Term Loan. Our Term Loan matures in December 2009 and we plan to refinance this facility in 2009 with new financing sources.
(b)	Many of our contracts contain clauses that allow us to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if we do not provide written notification of our intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults of our contractual obligations or incurred significant penalties for termination of our contractual obligations.
(c)	Represents the liability position of our foreign currency forward contracts as of December 31, 2008, which will fluctuate based on market conditions.
(d)	The timing of cash payments on unrecognized tax benefits, including accrued interest and penalties, is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.
(e)	Represents accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2008.
(f)	We have estimated our pension plan funding requirements, including interest, using assumptions that are consistent with current pension funding rates. The actual minimum required amounts each year will vary based on the actual discount rate and asset returns when the funding requirement is calculated.

Other Commercial Commitments

We had $77.0 million in outstanding letters of credit and bank guarantees at December 31, 2008, with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition is based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. Actual results may or may not differ from these estimates. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the notes to consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data.

Our critical accounting policies and estimates, described below, are very important to the portrayal of our financial position and our results of operations and applying them requires our management to make difficult, subjective and complex judgments. We believe that the understanding of these key accounting policies and estimates is essential in achieving more insight into our operating results and financial condition.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes Reinvestment of foreign earnings

Income taxes, as reported in our consolidated financial statements, represent the net amount of income taxes we expect to pay to various taxing jurisdictions in connection with our operations. We provide for income taxes based on amounts that we believe we will ultimately owe after applying the analyses and judgments required under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and FIN 48.	With respect to earnings in certain foreign jurisdictions, we have provided for income taxes on such earnings at a more favorable income tax rate than the combined United States federal and state income tax rates because we expect to reinvest these earnings outside of the United States indefinitely.

At December 31, 2008, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.6 billion, which are expected to be reinvested outside the United States indefinitely.

Upon distribution of those earnings to the United States in the form of actual or constructive dividends, we would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries which could result in a material impact to our financial position, results of operations and cash flows in the period such distribution occurred. Determination of the amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

The Internal Revenue Service (“IRS”) has completed audits of the United States federal consolidated income tax returns of First Data for the years 2002 through 2004, which include our taxable results for those years. Refer to Note 10 to our consolidated financial statements for a detailed discussion of these audits.

Our tax contingency reserves for our uncertain tax positions as of December 31, 2008 were $397.0 million including interest and penalties. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, particularly with respect to our 2003 restructuring of our international operations, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

Pursuant to the tax allocation agreement signed in connection with the spin-off from First Data, we believe we have appropriately apportioned the taxes between First Data and us through 2008. If we are required to indemnify First Data for taxes incurred as a result of the spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial position, results of operations and cash flows.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Derivative Financial Instruments

We utilize derivative instruments to mitigate foreign currency and interest rate risk. We recognize all derivative instruments in other assets and other liabilities in our consolidated balance sheets at their fair value. Certain of our derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted (“SFAS No. 133”).

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

While we expect that our derivative instruments that currently qualify for hedge accounting will continue to meet the conditions for hedge accounting, if hedges do not qualify for hedge accounting, the changes in the fair value of the derivatives used as hedges would be reflected in earnings which could have a significant impact on our reported results.

As of December 31, 2008, the cumulative pre-tax unrealized gains classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $52.0 million.

As of December 31, 2008, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $58.1 million gain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

These types of events and the resulting analyses could result in impairment charges in the future which could significantly impact our reported earnings in the periods such charges occur. We did not record any impairment charges related to other intangible assets during the years ended December 31, 2008, 2007 or 2006.

The net carrying value of our capitalized contract costs at December 31, 2008 was $213.2 million.

Goodwill Impairment Testing

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of each reporting unit to its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine the implied fair value of a reporting unit’s goodwill, by comparing the reporting unit’s fair value to the allocated fair

We calculate the fair value of each reporting unit through discounted cash flow analyses which require us to make estimates and assumptions including, among other items, revenue growth rates, operating margins, and capital expenditures based on our budgets and business plans which take into account expected regulatory, marketplace and other economic factors.

The determination of the reporting units also requires judgment.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

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

The carrying value of goodwill as of December 31, 2008 was $1,674.2 million which represented approximately 30% of our consolidated assets.

We have not recorded any goodwill impairments during the three years ended December 31, 2008.

Stock-Based Compensation

We have stock-based compensation plans, which include stock options, restricted stock awards and units, unrestricted stock awards, and other equity-based awards granted to employees and other key individuals who perform services for the Company. See Note 2, Summary of Significant Accounting Policies, and Note 16, Stock Compensation Plans, in the notes to the consolidated financial statements for a complete discussion of our stock-based compensation programs.

We currently utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors.

Option-pricing models require us to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. The most subjective estimates are the expected volatility of the underlying stock and the expected term when determining the fair market value of an option granted.

Beginning in 2008, we used a blend of implied volatility and peer group historical volatility. Our peer group historical volatility was determined using companies in similar industries and/or market capitalization. Our implied volatility was calculated using the market prices of traded options on our common stock. Prior to 2008, our volatility was determined based entirely on the calculated peer group historical volatility since there was not sufficient trading history for our common stock or traded options.

In addition, our expected option terms are based in part on stock option exercise activity when we were part of First Data.

Our volatility and expected option term assumptions could be significantly different going forward than what we have estimated for historical grants which could impact our stock-based compensation expense in future periods.

A 10% change in our stock-based compensation expense for the year ended December 31, 2008, would have affected pre-tax income by approximately $2.6 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Restructuring and Related Activities

We have engaged in restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures, which are accounted for under SFAS No. 112, “Employers’ Accounting for Post-Employment Benefit” (“SFAS No. 112”), SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” We also evaluate impairment issues associated with restructuring activities under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

These costs represent management’s best estimate, until all such amounts are paid and settled. As such, these costs require assumptions about the activities that may change over time.

The decision to include a cost in the restructuring disclosure requires an assessment of whether the cost is direct and incremental to the productivity improvement initiatives and expense reduction measures. This assessment can require judgment depending on the nature of the cost.

The timing of recording these costs was determined by the applicable accounting guidance under SFAS No. 112 and SFAS No. 146. This judgment significantly impacted the restructuring and related expenses recognized on a quarterly basis. However, as all of the restructuring and related expenses were incurred during 2008, the judgment required at year end in determining the appropriate accounting estimate is significantly reduced.

The restructuring and related expenses are evaluated periodically to determine if an adjustment is required. Should the actual amounts differ from our estimates, the amount of the restructuring and related expenses could be materially impacted.

For the year ended December 31, 2008, we incurred $82.9 million of restructuring and related expenses. As of December 31, 2008, $25.8 million remains unpaid related to restructuring and related expenses.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 is required for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. SFAS No. 161 requires additional disclosures about how and why we use derivatives, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect our financial position, results of operations, and cash flows. Our derivative disclosures already incorporate many of the provisions outlined in SFAS No. 161. Accordingly, we do not expect that the adoption of this pronouncement in 2009 will have a significant impact on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 and may not be early adopted. The impact of the adoption of SFAS No. 141R will depend upon the nature and terms of business combinations that we consummate on or after January 1, 2009.

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

Foreign Currency Exchange Rates

We provide money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. To mitigate this risk further, we enter into short-term foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also utilize foreign currency forward contracts, typically with terms of less than one year at inception, to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency, helping to provide protection against currency fluctuations. Our policy is not to speculate in foreign currencies and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, British pound and Canadian dollar, and to a lesser degree in other European currencies and the Australian dollar. We use contracts with maturities of up to 36 months at inception to mitigate some of the risk that changes in foreign currency exchanges rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year at any point in time. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations and allows us to better manage and mitigate risks associated with changes in foreign currency exchange rates.

Prior to September 29, 2006, we did not have any derivative instruments that were designated as hedges under the provisions of SFAS No. 133. As a result, changes in the fair market value of our outstanding derivative instruments, which are impacted primarily by fluctuations in the euro, have been recognized in “derivative (losses)/gains, net” in the consolidated statement of income for all derivatives entered into prior to September 29, 2006. Since these instruments were not designated to qualify for hedge accounting treatment, there was resulting volatility in our net income for the periods presented prior to September 29, 2006. For example, during the year ended December 31, 2006 we had pre-tax derivative losses of $21.2 million.

At December 31, 2008 and 2007, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would result in a decrease/increase to pretax annual income of approximately $24 million and $28 million, respectively, based on the Company’s forecast of unhedged exposure to foreign currency in the following year. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that the company would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at December 31, 2008 of $1.5 billion. Approximately $1.3 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and variable rate municipal securities and are included in our consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” Such assets classified as “cash and cash equivalents” are highly liquid investments with maturities of three months or less at the date of purchase and are readily convertible to cash. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest bearing assets consist of highly rated, fixed rate municipal bonds, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the consolidated balance sheets. As interest rates rise, the fair market value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities. We have classified these investments as available-for-sale within “settlement assets” in the consolidated balance sheets, and accordingly, recorded these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ equity on our consolidated balance sheets.

As of December 31, 2008, $1,242.9 million of our total $3,143.5 million in debt carries a floating interest rate or matures in such a short period that the financing is effectively a floating rate position. Of this floating rate debt, $82.9 million represents commercial paper with a weighted-average interest rate of approximately 4.1% and a weighted-average initial term of 27 days, $500 million represents our Term Loan due 2009 and $660.0 million is fixed-rate debt that has effectively been changed to LIBOR-based floating rate debt through interest rate swap agreements, with spreads ranging from 0.0025 percent below LIBOR to 1.8125 percent above LIBOR. Refer to “Cash and Investment Securities” above for further discussion related to the agreements with IPS.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering duration of the individual positions. We actively manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and optimize returns. Portfolio exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges, to increase the percent of floating rate debt, subject to market conditions. Our weighted-average interest rate on our borrowings, including our hedges, outstanding at December 31, 2008 was approximately 5.1%.

A hypothetical uniform 100 basis point increase in interest rates would result in a decrease to pre-tax income of approximately $12.4 million and $9.1 million annually based on borrowings on December 31, 2008 and 2007, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on December 31, 2008 and 2007 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of approximately $13.0 million and $16.7 million annually, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Credit Risk

Our interest earning assets include investment securities, substantially all of which are highly-rated state and municipal debt instruments, which are classified in “settlement assets” and accounted for as available-for-sale securities, and money market fund investments, which are classified in “cash and cash equivalents.” The significant majority of our investment securities are rated “AA-” or better from a major credit rating agency.

On September 15, 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd., a money market fund, (the “Fund”) totaling $298.1 million. We did not receive any portion of the redemption payment prior to December 31, 2008, and accordingly, we have reclassified the total amount due from “Cash and cash equivalents” to “Other assets” in the consolidated balance sheet as of December 31, 2008. At the time the redemption request was made, we were informed by the Fund’s investment advisor that our redemption trades would be honored at a $1.00 per share net asset value. On January 30, 2009, we received a partial distribution from the Fund of $193.6 million. We expect to receive the remaining redemption amount based on written and verbal representations from the Manager to date and our current legal position regarding our redemption priority. We expect to receive the remaining payment based on the maturities of the underlying investments in the Fund and the outcome of the litigation process. There is a risk the redemption process could be delayed and that we could receive less than the $1.00 per share net asset value should pro-rata distribution occur. Based on the net asset information provided by the Fund, our exposure related to pro-rata distribution could be $12 million, excluding settlement costs incurred by the Fund. However, based on written and verbal representations from the manager to date and our current legal position regarding our redemption priority, we believe that we are entitled to such funds and are vigorously pursuing collection of the remaining distribution.

To manage our exposures to credit risk with respect to investment securities, money market fund investments and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review investment concentrations, trading levels, credit spreads and credit ratings, and we maintain our largest relationships with globally diversified financial institutions. We also limit our investment level with respect to individual funds.

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. In addition, we are exposed to credit risk directly from consumer transactions particularly through our online services and electronic consumer-to-business channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. We perform a credit review before each agent signing and conduct periodic analyses when an agent’s balance exceeds a minimum threshold. Our losses associated with agent and consumer bad debts have been less than 1% of our annual revenue in all periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE WESTERN UNION COMPANY

Index To Consolidated Financial Statements

Management’s Reports on the Financial Statements and Internal Control Over Financial Reporting	79

Reports of Independent Registered Public Accounting Firm	80

Consolidated Statements of Income for each of the three years in the period ended December 31, 2008	82

Consolidated Balance Sheets as of December 31, 2008 and 2007	83

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008	84

Consolidated Statements of Stockholders’ (Deficiency)/Equity/Net Investment in The Western Union Company for each of the three years in the period ended December 31, 2008	85

Notes to Consolidated Financial Statements	87

Schedule I—Condensed Financial Information of the Registrant (Parent Company Only)	135

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

As stated in their report included elsewhere in this Annual Report on Form 10-K, the consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Western Union Company’s (“Western Union” or the “Company”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Western Union’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that Western Union’s internal control over financial reporting was effective as of December 31, 2008. Western Union’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Western Union Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and stockholders’ (deficiency)/equity/net investment in The Western Union Company for each of the three years in the period ended December 31, 2008 and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 18, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and stockholders’ (deficiency)/equity/net investment in The Western Union Company for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Western Union Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 18, 2009

THE WESTERN UNION COMPANY

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Transaction fees	$4,240.8	$3,989.8	$3,696.6
Foreign exchange revenue	896.3	771.3	653.9
Commission and other revenues	144.9	139.1	119.7

Total revenues	5,282.0	4,900.2	4,470.2

Expenses:
Cost of services	3,093.0	2,808.4	2,430.5
Selling, general and administrative	834.0	769.8	728.3

Total expenses*	3,927.0	3,578.2	3,158.8

Operating income	1,355.0	1,322.0	1,311.4

Other (expense)/income:
Interest income	45.2	79.4	40.1
Interest expense	(171.2)	(189.0)	(53.4)
Derivative (losses)/gains, net	(6.9)	8.3	(21.2)
Foreign exchange effect on notes receivable from First Data, net	—	—	10.1
Interest income from First Data, net	—	—	35.7
Other income, net	16.6	1.7	12.4

Total other (expense)/income, net	(116.3)	(99.6)	23.7

Income before income taxes	1,238.7	1,222.4	1,335.1
Provision for income taxes	319.7	365.1	421.1

Net income	$919.0	$857.3	$914.0

Earnings per share:
Basic	$1.26	$1.13	$1.20
Diluted	$1.24	$1.11	$1.19

Weighted-average shares outstanding:
Basic	730.1	760.2	764.5
Diluted	738.2	772.9	768.6

*	As further described in Note 5, total expenses include amounts paid to related parties of $305.9 million, $256.6 million and $364.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$1,295.6	$1,793.1
Settlement assets	1,207.5	1,319.2
Property and equipment, net of accumulated depreciation of $284.0 and $251.5, respectively	192.3	200.3
Goodwill	1,674.2	1,639.5
Other intangible assets, net of accumulated amortization of $276.5 and $236.8, respectively	350.6	334.1
Other assets	858.1	498.0

Total assets	$5,578.3	$5,784.2

Liabilities and Stockholders’ (Deficiency)/Equity
Liabilities:
Accounts payable and accrued liabilities	$385.7	$350.1
Settlement obligations	1,207.5	1,319.2
Income taxes payable	381.6	279.7
Deferred tax liability, net	270.1	263.6
Borrowings	3,143.5	3,338.0
Other liabilities	198.0	182.9

Total liabilities	5,586.4	5,733.5

Commitments and contingencies (Note 6)

Stockholders’ (Deficiency)/Equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized and 709.6 and 749.8 shares issued and outstanding at December 31, 2008 and 2007, respectively	7.1	7.5
Capital deficiency	(14.4)	(341.1)
Retained earnings	29.2	453.1
Accumulated other comprehensive loss	(30.0)	(68.8)

Total stockholders’ (deficiency)/equity	(8.1)	50.7

Total liabilities and stockholders’ (deficiency)/equity	$5,578.3	$5,784.2

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$919.0	$857.3	$914.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61.7	49.1	34.8
Amortization	82.3	74.8	68.7
Deferred income tax provision	15.9	4.2	12.9
Realized gain on derivative instruments	—	—	(4.1)
Stock compensation expense	26.3	50.2	23.3
Other non-cash items, net	42.9	14.6	24.3
Increase/(decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Other assets	6.9	16.2	(60.7)
Accounts payable and accrued liabilities	35.2	43.4	59.8
Income taxes payable	91.2	15.3	63.4
Other liabilities	(27.5)	(21.6)	(27.5)

Net cash provided by operating activities	1,253.9	1,103.5	1,108.9

Cash flows from investing activities
Capitalization of contract costs	(82.8)	(80.9)	(124.1)
Capitalization of purchased and developed software	(17.0)	(27.7)	(14.4)
Purchases of property and equipment	(53.9)	(83.5)	(63.8)
Notes receivable issued to agents	(1.0)	(6.1)	(140.0)
Repayments of notes receivable issued to agents	41.9	32.0	20.0
Acquisition of businesses, net of cash acquired	(42.8)	—	(66.5)
Increase in receivable for securities sold	(298.1)	—	—
Cash received on maturity of foreign currency forwards	—	—	4.1
Purchase of equity method investments	—	(35.8)	—

Net cash used in investing activities	(453.7)	(202.0)	(384.7)

Cash flows from financing activities
Net (repayments)/proceeds from commercial paper	(255.3)	13.6	324.6
Net (repayments)/proceeds from net borrowings under credit facilities	—	(3.0)	3.0
Proceeds from issuance of borrowings	500.0	—	4,386.0
Principal payments on borrowings	(500.0)	—	(2,400.0)
Proceeds from exercise of options	300.5	216.1	80.8
Cash dividends to public stockholders	(28.4)	(30.0)	(7.7)
Common stock repurchased	(1,314.5)	(726.8)	(19.9)
Advances from affiliates of First Data	—	—	160.2
Repayments of notes payable to First Data	—	—	(154.5)
Additions to notes receivable from First Data	—	—	(7.5)
Proceeds from repayments of notes receivable from First Data	—	—	776.2
Dividends to First Data	—	—	(2,953.9)

Net cash (used in)/provided by financing activities	(1,297.7)	(530.1)	187.3

Net change in cash and cash equivalents	(497.5)	371.4	911.5
Cash and cash equivalents at beginning of year	1,793.1	1,421.7	510.2

Cash and cash equivalents at end of year	$1,295.6	$1,793.1	$1,421.7

Supplemental cash flow information
Interest paid (prior to the September 29, 2006 spin-off, amounts were paid primarily to First Data)	$171.6	$185.8	$26.4
Income taxes paid (prior to the September 29, 2006 spin-off, amounts were paid primarily to First Data)	230.3	340.9	271.6
Notes issued in conjunction with dividend to First Data, net of debt issue costs and discount	—	—	995.1
Net liabilities transferred from First Data in connection with the September 29, 2006 spin-off	—	—	148.2

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Stockholders’ (Deficiency)/Equity/Net Investment in

The Western Union Company

(in millions)

	Common Stock		Treasury Stock		Net Investment in The Western Union Company	Capital Deficiency	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficiency)/ Equity/ Net Investment in The Western Union Company	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	—	$—	—	$—	$2,873.9	$—	$—	$(62.1)	$2,811.8
Net income	—	—	—	—	698.3	—	215.7	—	914.0	$914.0
Dividends to First Data	—	—	—	—	(4,097.2)	—	—	—	(4,097.2)
Conversion of net investment in The Western Union Company into capital	765.3	7.7	—	—	525.0	(532.7)	—	—	—
Stock-based compensation	1.3	—	—	—	—	14.2	—	—	14.2
Common stock dividends	—	—	—	—	—	—	(7.7)	—	(7.7)
Purchase of treasury shares	—	—	(0.9)	(19.9)	—	—	—	—	(19.9)
Shares issued under stock-based compensation plans	5.4	—	—	—	—	80.8	—	—	80.8
Tax benefits from employee stock option plans	—	—	—	—	—	0.6	—	—	0.6
Unrealized losses on investment securities, net of tax	—	—	—	—	—	—	—	(0.4)	(0.4)	(0.4)
Unrealized losses on hedging activities, net of tax	—	—	—	—	—	—	—	(29.3)	(29.3)	(29.3)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	7.5	7.5	7.5
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	10.8	10.8	10.8

Comprehensive income										$902.6

Balance, December 31, 2006	772.0	7.7	(0.9)	(19.9)	—	(437.1)	208.0	(73.5)	(314.8)
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(0.6)	—	(0.6)

Revised balance at January 1, 2007	772.0	7.7	(0.9)	(19.9)	—	(437.1)	207.4	(73.5)	(315.4)
Net income	—	—	—	—	—	—	857.3	—	857.3	$857.3
Stock-based compensation	—	—	—	—	—	50.2	—	—	50.2
Common stock dividends	—	—	—	—	—	—	(30.0)	—	(30.0)
Purchase of treasury shares	—	—	(32.4)	(677.5)	—	—	(0.9)	—	(678.4)
Repurchase and retirement of common shares	(2.3)	—	—	—	—	—	(53.8)	—	(53.8)
Cancellation of treasury stock	(22.7)	(0.2)	22.7	462.0	—	—	(461.8)	—	—
Shares issued under stock-based compensation plans	2.8	—	10.6	235.4	—	41.5	(65.1)	—	211.8
Tax benefits from employee stock option plans	—	—	—	—	—	4.3	—	—	4.3
Unrealized losses on investment securities, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)	(1.5)
Unrealized losses on hedging activities, net of tax	—	—	—	—	—	—	—	(14.4)	(14.4)	(14.4)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	5.3	5.3	5.3
Pension, liability adjustment net of tax	—	—	—	—	—	—	—	15.3	15.3	15.3

Comprehensive income										$862.0

Balance, December 31, 2007	749.8	7.5	—	—	—	(341.1)	453.1	(68.8)	50.7

THE WESTERN UNION COMPANY

Consolidated Statements of Stockholders’ (Deficiency)/Equity/Net Investment in

The Western Union Company—(Continued)

(in millions)

	Common Stock		Treasury Stock		Net Investment in The Western Union Company	Capital Deficiency	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficiency)/ Equity/ Net Investment in The Western Union Company	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	—	919.0	—	919.0	$919.0
Stock-based compensation	—	—	—	—	—	26.3	—	—	26.3
Common stock dividends	—	—	—	—	—	—	(28.4)	—	(28.4)
Repurchase and retirement of common shares	(58.1)	(0.6)	—	—	—	—	(1,314.6)	—	(1,315.2)
Shares issued under stock-based compensation plans	17.9	0.2	—	—	—	289.5	—	—	289.7
Tax benefits from employee stock option plans	—	—	—	—	—	10.9	—	—	10.9
Effects of pension plan measurement date change pursuant to SFAS 158	—	—	—	—	—	—	0.1	—	0.1
Unrealized gains on investment securities, net of tax	—	—	—	—	—	—	—	1.2	1.2	1.2
Unrealized gains on hedging activities, net of tax	—	—	—	—	—	—	—	89.2	89.2	89.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(5.2)	(5.2)	(5.2)
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	(46.4)	(46.4)	(46.4)

Comprehensive income										$957.8

Balance, December 31, 2008	709.6	$7.1	—	$—	$—	$(14.4)	$29.2	$(30.0)	$(8.1)

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation of the Entity and Basis of Presentation

The Western Union Company (“Western Union” or the “Company”) is a leader in global money transfer, providing people with fast, reliable and convenient ways to send money around the world. The Western Union® brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

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

All businesses that have not been classified into the consumer-to-consumer or consumer-to-business segments are reported as “Other” and include the Company’s money order and prepaid services businesses. The Company’s money orders are issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at retail locations primarily in the United States and Canada. See Note 7, “Investment Securities” for discussion regarding the agreement executed between the Company and IPS on July 18, 2008 whereby the Company will assume the responsibility for issuing money orders effective October 1, 2009. Western Union also markets a Western Union branded prepaid MasterCard® card, a Western Union branded prepaid Visa® card, and provides top-up services for third parties that allow consumers to pay in advance for mobile phone and other services.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of December 31, 2008, the amount of net assets subject to these limitations totaled approximately $193 million.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In connection with the Spin-off, the Company reported a $4.1 billion dividend to First Data in the accompanying consolidated statements of stockholders’ (deficiency)/equity/net investment in The Western Union Company, consisting of the issuance of $3.4 billion in debt and a cash payment to First Data of $100.0 million. The remaining dividend was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in a Western Union agent which had already been reflected as part of the Company, settlement of net intercompany receivables (exclusive of certain intercompany notes as described in the following paragraph), and transfers of certain liabilities, net of assets. Since the amount of the dividend exceeded the historical cost of the Company’s net assets at the time of the Spin-off, a capital deficiency resulted.

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

Basis of Presentation

The financial statements in this Annual Report on Form 10-K for periods ending on or after the Distribution are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. The financial statements for the period presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to the Company as part of the Spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. The Consolidated Statement of Income for the year ended December 31, 2006 includes expense allocations for certain corporate functions historically provided to Western Union by First Data, including treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on the relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. However, the financial statements for the period presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the period presented and do not reflect Western Union’s combined results of operations and cash flows had Western Union been a stand-alone company during the period presented.

All significant intercompany transactions and accounts have been eliminated.

Consistent with industry practice, the accompanying Consolidated Balance Sheets are unclassified due to the short-term nature of Western Union’s settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long-term investment securities.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation

Western Union consolidates financial results when it will absorb a majority of an entity’s expected losses or residual returns or when it has the ability to exert control over the entity. Control is normally established when ownership interests exceed 50% in an entity. However, when Western Union does not have the ability to exercise control over a majority-owned entity as a result of other investors having contractual rights over the management and operations of the entity, it accounts for the entity under the equity method. As of December 31, 2008 and 2007, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated. Western Union utilizes the equity method of accounting when it is able to exercise significant influence over the entity’s operations, which generally occurs when Western Union has an ownership interest of between 20% and 50% in an entity.

Restructuring and Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Post-Employment Benefits” for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs arising under the Company’s defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are accounted for under the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The Company also evaluates impairment issues associated with restructuring activities under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of the Company’s IT infrastructure; other expenses related to relocation of various operations to existing Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. Also included in facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. For more information on the Company’s restructuring and related expenses see Note 3, “Restructuring and Related Expenses.”

Earnings Per Share

The calculation of basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Prior to September 29, 2006, all outstanding shares of Western Union were owned by First Data. Accordingly, for the period prior to the completion of the Distribution on September 29, 2006, basic and diluted earnings per share are computed using Western Union’s shares outstanding as of that date. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share subsequent to September 29, 2006 reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

restricted stock have vested, using the treasury stock method. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits of options and restricted stock are available to acquire shares at an average price throughout the year, and therefore, reduce the dilutive effect throughout the year.

As of December 31, 2008, 2007 and 2006, there were 8.0 million, 10.4 million and 4.9 million, respectively, outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. Prior to the September 29, 2006 spin-off date, there were no potentially dilutive instruments outstanding. Of the 43.6 million outstanding options to purchase shares of common stock of the Company, approximately 47% are held by employees of First Data.

The following table provides the calculation of diluted weighted-average shares outstanding, and only considers the potential dilution for stock options, restricted stock awards and restricted stock units for the periods subsequent to the spin-off date of September 29, 2006 (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Basic weighted-average shares	730.1	760.2	764.5
Common stock equivalents	8.1	12.7	4.1

Diluted weighted-average shares outstanding	738.2	772.9	768.6

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

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Most of Western Union’s assets or liabilities fall within Level 2 and include state and municipal debt instruments, other foreign investment securities, and derivative assets and liabilities. Western Union utilizes pricing services to value its Level 2 financial instruments. For most of these assets, the Company utilizes pricing services that use multiple prices as inputs to determine daily market values.

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

Pursuant to the Financial Accounting Standards Boards (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSB No. 157-2”), the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a non-recurring basis has been deferred to fiscal years beginning after November 15, 2008. The Company is primarily impacted by this deferral as it relates to non-financial assets and liabilities initially measured at fair

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

value in a business combination (but not measured at fair value in subsequent periods) and fair value measurements in impairment testing. The Company will adopt these remaining provisions of SFAS No. 157 effective January 1, 2009. The Company does not expect the impact to be significant on its financial position, results of operations and cash flows.

Except as it pertains to an investment redemption discussed in Note 9, carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables, settlement obligations, borrowings under the commercial paper program and other short-term notes payable, approximate fair value due to their short maturities. Investment securities, included in settlement assets, and derivative financial instruments are carried at fair value and included in Note 8, “Fair Value Measurements.” Fixed and floating rate notes are carried at their discounted notional amounts, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 14. The fair market values of fixed and floating rate notes are also disclosed in Note 15 and are based on market quotations.

For more information on the fair value of financial instruments see Note 8, “Fair Value Measurements.”

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with maturities of three months or less at the date of purchase (that are readily convertible to cash), are considered to be cash equivalents and are stated at cost, which approximates market value.

Western Union maintains cash and cash equivalent balances with various financial institutions, including a substantial portion in money market funds. Western Union limits the concentration of its cash and cash equivalents with any one institution; however, such balances often exceed United States federal deposit insurance limits. Western Union regularly reviews investment concentrations and credit worthiness of these institutions, and has relationships with a globally diversified list of banks and financial institutions.

Allowance for Doubtful Accounts

Western Union records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $21.6 million and $13.8 million at December 31, 2008 and 2007, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2008, 2007 and 2006, the provision for doubtful accounts reflected in the Consolidated Statements of Income was $26.6 million, $23.5 million and $24.4 million, respectively.

Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements.

Settlement assets consist of cash and cash equivalents, receivables from selling agents and investment securities. Cash received by Western Union agents generally becomes available to Western Union within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. Receivables from selling agents represent funds collected by such agents, but in transit to Western Union. Western Union has a large and diverse agent base, thereby reducing the credit

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

risk of the Company from any one agent. In addition, Western Union performs ongoing credit evaluations of its agents’ financial condition and credit worthiness. See Note 7 for information concerning the Company’s investment securities.

Settlement obligations consist of money transfer and payment service payables and payables to agents. Money transfer payables represent amounts to be paid to transferees when they request their funds. Most agents typically settle with transferees first and then obtain reimbursement from Western Union. Due to the agent funding and settlement process, payables to agents represent amounts due to agents for money transfers that have been settled with transferees. Payment service payables represent amounts to be paid to utility companies, auto finance companies, mortgage servicers, financial service providers, government agencies and others.

Settlement assets and obligations are comprised of the following (in millions):

	December 31,
	2008	2007
Settlement assets:
Cash and cash equivalents	$42.3	$203.5
Receivables from selling agents	759.6	921.9
Investment securities	405.6	193.8

	$1,207.5	$1,319.2

Settlement obligations:
Money transfer and payment service payables	$799.5	$870.8
Payables to agents	408.0	448.4

	$1,207.5	$1,319.2

Property and Equipment

Property and equipment are stated at cost, except for acquired assets which are recorded at fair market value under purchase accounting rules. Depreciation is computed using the straight-line method over the lesser of the estimated life of the related assets (generally three to 10 years for equipment, furniture and fixtures, and 30 years for buildings) or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred.

Property and equipment consists of the following (in millions):

	December 31,
	2008	2007
Equipment	$319.2	$289.1
Leasehold improvements	38.9	37.4
Furniture and fixtures	25.2	29.0
Land and improvements	16.9	16.9
Buildings	74.8	70.6
Projects in process	1.3	8.8

	476.3	451.8
Less accumulated depreciation	(284.0)	(251.5)

Property and equipment, net	$192.3	$200.3

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Amounts charged to expense for depreciation of property and equipment were $61.7 million, $49.1 million and $34.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company’s annual goodwill impairment test did not identify any goodwill impairment during the years ended December 31, 2008, 2007 and 2006.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts) and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in “Cost of services” in the Consolidated Statements of Income is amortization expense of approximately $82.3 million, $74.8 million and $68.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company develops software that is used in providing services. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning and designing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general use. Software development costs and purchased software are generally amortized over a term of three to five years.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides the components of other intangible assets (in millions):

	December 31, 2008			December 31, 2007
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization
Capitalized contract costs	6.3	$316.2	$213.2	$274.0	$193.1
Acquired contracts	9.4	78.1	49.4	74.1	42.8
Acquired trademarks	24.7	43.7	38.2	44.7	41.0
Developed software	4.2	78.2	15.2	74.6	15.2
Purchased or acquired software	3.4	82.3	29.7	74.9	32.5
Other intangibles	6.8	28.6	4.9	28.6	9.5

Total other intangibles	7.4	$627.1	$350.6	$570.9	$334.1

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2008 is expected to be $81.6 million in 2009, $72.9 million in 2010, $59.9 million in 2011, $39.4 million in 2012, $26.8 million in 2013 and $70.0 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. Western Union did not record any impairment related to other intangible assets during the years ended December 31, 2008, 2007 and 2006.

Revenue Recognition

The Company’s revenues are primarily derived from consumer money transfer transaction fees that are based on the principal amount of the money transfer and the locations from and to which funds are transferred. Consumer money transfer transaction fees are set by the Company and recorded as revenue at the time of sale. In certain consumer money transfer transactions involving different send and receive currencies, the Company generates revenue based on the difference between the exchange rate set by Western Union to the consumer and the rate at which Western Union or its agents are able to acquire currency. This foreign exchange revenue is recorded at the time the related transaction fee revenue is recognized.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Western Union also recognizes transaction fees collected from the Company’s agents at the time a money order is issued to the consumer. See Note 7, “Investment Securities” for discussion regarding the agreement executed between the Company and IPS on July 18, 2008 whereby the Company will assume the responsibility for issuing money orders effective October 1, 2009.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred or at the time the advertising first takes place. Advertising costs for the years ended December 31, 2008, 2007 and 2006 were $247.1 million, $264.2 million and $261.4 million, respectively.

Income Taxes

For periods subsequent to the Spin-off, Western Union files its own United States federal and state income tax returns. Western Union files its own separate tax returns in foreign jurisdictions for periods prior to and subsequent to the Spin-off, and foreign taxes are paid in each respective jurisdiction locally.

Prior to the Spin-off, Western Union’s taxable income was included in the consolidated United States federal income tax return of First Data and also in a number of state income tax returns filed with First Data on a combined or unitary basis. Western Union’s provision for income taxes was computed as if it were a separate tax-paying entity for periods prior to the Spin-off, and federal and state income taxes payable were remitted to First Data prior to the Spin-off.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, the Company recognizes the tax benefits from an uncertain tax position only when it is more likely than not,

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits plus associated accrued interest and penalties of $0.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of Western Union’s businesses except certain investments and subsidiaries located primarily in Ireland, Argentina and Peru. Foreign currency denominated assets and liabilities for those entities for which the local currency is the functional currency are translated into United States dollars based on exchange rates prevailing at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the United States dollar are included as a component of “Accumulated other comprehensive loss.” Foreign currency translation gains and losses on assets and liabilities of foreign operations in which the United States dollar is the functional currency are recognized in operations.

Derivatives

Western Union utilizes derivatives to mitigate foreign currency and interest rate risk. The Company recognizes all derivatives in the “Other assets” and “Other liabilities” captions in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows other than those previously designated as cash flow hedges that were determined to not qualify for hedge accounting as described in Note 14.

•

Cash Flow hedges—Changes in the fair value of derivatives that are designated and qualify as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”) are recorded in “Accumulated other comprehensive loss.” Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as, from time to time, hedges of anticipated fixed rate debt issuances. Derivative fair value changes that are captured in Accumulated other comprehensive loss are reclassified to revenues in the same period or periods the hedged item affects earnings. The portion of the change in fair value that is excluded from the measure of effectiveness is recognized immediately in “Derivative (losses)/gains, net.”

•

Fair Value hedges—Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt in accordance with SFAS No. 133 are recorded in interest expense. The offsetting change in value attributable to changes in the benchmark interest rate of the related debt instrument is also recorded in interest expense consistent with the related derivative’s change.

•

Undesignated—Derivative contracts entered into to reduce the variability related to (a) settlement assets and obligations, generally with maturities of a few days up to one month, and (b) certain foreign currency denominated cash positions, generally with maturities of less than one year, are not designated as hedges for accounting purposes and, as such, changes in their fair value are included in “Cost of services” consistent with foreign exchange rate fluctuations on the related settlement assets and obligations or cash positions.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The fair value of the Company’s derivatives is derived from standardized models that use market based inputs (e.g., forward prices for foreign currency).

Stock-Based Compensation

The Company currently has a stock-based compensation plan that provides for the granting of Western Union stock options, restricted stock awards and restricted stock units to employees and other key individuals who perform services for the Company. In addition, the Company has a stock-based compensation plan that provides for grants of Western Union stock options and stock unit awards to non-employee directors of the Company. Prior to the Spin-off, employees of Western Union participated in First Data’s stock-based compensation plans.

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Refer to Note 16 for additional discussion regarding details of the Company’s stock-based compensation plans.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 is required for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. SFAS No. 161 requires additional disclosures about how and why the companies use derivatives, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect a company’s financial position, results of operations, and cash flows. The Company’s derivative disclosures already incorporate many of the provisions outlined in SFAS No. 161. Accordingly, the Company does not expect that the adoption of this pronouncement in 2009 will have a significant impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement establishes a framework to disclose and account for business combinations. The adoption of the requirements of SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 and may not be early adopted. The impact of the adoption of SFAS No. 141R will depend upon the nature and terms of business combinations that the Company consummates on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The statement establishes accounting and reporting standards for a noncontrolling interest in a subsidiary. The adoption of the requirements of SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15,

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

2008 and may not be early adopted. The Company does not expect the impact of the adoption of SFAS No. 160 to be significant on the financial position, results of operations and cash flows, as the Company’s current non-controlling interests are immaterial.

3. Restructuring and Related Expenses

Missouri and Texas Closures

On February 25, 2008, the Company decided to pursue decision bargaining negotiations with our union employees regarding the possible closure of the Company’s facilities in Missouri and Texas. On March 14, 2008, the Company announced its decision to close substantially all of its facilities in Missouri and Texas and enter into effects bargaining with the union regarding severance and other benefits for the approximately 650 affected union employees, responsible for performing certain call center, settlement and operational accounting functions. On May 29, 2008, the Company and the union entered into a Memorandum of Agreement which resolved the effects of the restructuring decisions on the affected union employees and concluded that the Company’s collective bargaining agreement with the union would not be renewed. The decision also resulted in the elimination of certain management positions in these same facilities. The Company completed the transition of these operations to existing Company facilities and third-party providers during the fourth quarter of 2008.

In conjunction with the decision, the Company incurred severance and employee related benefit expenses for all union and certain affected management employees, facility closure expenses and other expenses associated with the relocation of these operations to existing Company facilities and third-party providers, including costs related to hiring, training, relocation, travel and professional fees. Included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization.

Other Reorganizations

During 2008, in addition to the Missouri and Texas closures, the Company restructured some of its operations and relocated or eliminated certain shared service and call center positions. The relocated positions were moved to the Company’s existing facilities or outsourced service providers. The Company has incurred all of the expenses related to these reorganization activities during 2008 and expects substantially all remaining accruals, primarily related to severance for terminated employees, to be paid in 2009.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Activity

The following table summarizes the activity for the restructuring and related expenses discussed above and the related restructuring accruals for the year ended December 31, 2008 (in millions):

	Severance and Employee Related	Asset Write- Offs and Incremental Depreciation	Lease Terminations	Other (e)	Total
Missouri and Texas Closures:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses (a)	13.1	7.3	7.8	18.1	46.3
Cash payments	(17.1)	—	(1.8)	(17.8)	(36.7)
Non-cash (charges)/benefits (a):
Loan assumption (b)	—	—	(6.0)	—	(6.0)
Employee related costs (c)	6.7	—	—	—	6.7
Asset write-offs (d)	—	(7.3)	—	—	(7.3)

Balance, December 31, 2008	$2.7	$—	$—	$0.3	$3.0

Other Reorganizations:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses (a)	31.2	0.6	—	4.8	36.6
Cash payments	(8.3)	—	—	(4.1)	(12.4)
Non-cash charges (a):
Asset write-offs (d)	—	(0.6)	—	—	(0.6)
Stock compensation charges (f)	(0.8)	—	—	—	(0.8)

Balance, December 31, 2008	$22.1	$—	$—	$0.7	$22.8

Total Plans:
Balance, December 31, 2007	$—	$—	$—	$—	$—
Expenses (a)	44.3	7.9	7.8	22.9	82.9
Cash payments	(25.4)	—	(1.8)	(21.9)	(49.1)
Non-cash (charges)/benefits (a):
Loan assumption (b)	—	—	(6.0)	—	(6.0)
Employee related costs (c)	6.7	—	—	—	6.7
Asset write-offs (d)	—	(7.9)	—	—	(7.9)
Stock compensation charges (f)	(0.8)	—	—	—	(0.8)

Balance, December 31, 2008	$24.8	$—	$—	$1.0	$25.8

(a)	Non-cash expenses and expense reductions discussed in footnotes (b), (c), (d) and (f) below are included in “Expenses.” However, these amounts were recognized outside of the restructuring accrual.
(b)	In connection with the termination of a lease, the Company assumed a market rate loan from the landlord, which is included in other borrowings as of December 31, 2008, in lieu of a cash payment.
(c)	Employee related costs include an expense reduction from the curtailment of certain employee benefits and additional employee benefit plan costs. The curtailment of certain employee benefits relates to accrued benefits for certain union employees, where the union employees were no longer entitled to such benefits upon the expiration of the union contract in August 2008. Such curtailment resulted in a reduction to expenses of $9.5 million. The offsetting employee benefit plan costs of $2.8 million relate to the termination of certain retirement eligible union and management plan participants in our defined benefit pension plans.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(d)	Asset write-offs include write-offs of fixed assets and leasehold improvements and accelerated depreciation and amortization.
(e)	Other expenses related to the relocation of various operations to existing Company facilities and third-party providers include hiring, training, relocation, travel and professional fees.
(f)	Stock compensation charges represent costs associated with the modification of stock options and restricted stock awards and units for terminated employees.

Restructuring and related expenses are reflected in the Consolidated Statements of Income as follows (in millions):

Year Ended December 31, 2008
Cost of services	$62.8
Selling, general and administrative	20.1

Total restructuring and related expenses, pre-tax	$82.9

Total restructuring and related expenses, net of tax	$51.6

While these items are identifiable to the Company’s segments, these expenses have been excluded from the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. Of the Company’s total restructuring and related expenses of $82.9 million, $56.1 million, $23.4 million and $3.4 million are attributable to the Company’s consumer-to-consumer, consumer-to-business and other segments, respectively.

4. Acquisitions

In December 2008, the Company acquired 80% of its existing money transfer agent in Peru for a purchase price of $35.0 million. The aggregate consideration paid was $29.7 million, net of a holdback reserve of $3.0 million. The Company acquired cash of $2.3 million as part of the acquisition. The $3.0 million holdback reserve will be paid in annual $1.0 million increments beginning December 2009, subject to the terms of the agreement. The results of operations of the acquiree have been included in the Company’s consolidated financial statements since the acquisition date. The preliminary purchase price allocation resulted in $10.1 million of identifiable intangible assets, a significant portion of which were attributable to the acquiree’s network of subagents. The identifiable intangible assets are being amortized over three to 10 years and goodwill of $24.8 million was recorded, which is expected to be deductible for income tax purposes. The purchase price allocation is preliminary and subject to change after the valuation of identifiable assets and certain other assets and liabilities is finalized. In addition, the Company has the option to acquire the remaining 20% of the money transfer agent and the money transfer agent has the option to sell the remaining 20% to the Company within 12 months after December 2013 at fair value.

On August 1, 2008, the Company acquired the money transfer assets from its existing money transfer agent in Panama for a purchase price of $18.3 million. The consideration paid was $14.3 million, net of a holdback reserve of $4.0 million. The $4.0 million holdback reserve is scheduled to be paid $0.5 million, $1.2 million, $1.2 million and $1.1 million in February 2009, August 2009, August 2010 and August 2011, respectively, subject to the terms of the agreement. The results of operations of the acquiree have been included in the Company’s consolidated financial statements since the acquisition date. The preliminary purchase price allocation resulted in $5.6 million of identifiable intangible assets, a significant portion of which were attributable to the acquiree’s network of subagents. The identifiable intangible assets are being amortized over three to seven years and goodwill of $14.2 million was recorded, which is not expected to be deductible for income tax purposes. The purchase price allocation is preliminary and subject to change after the valuation of identifiable assets and certain other assets and liabilities is finalized.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In October 2007, the Company entered into agreements totaling $18.3 million to convert its non-participating interest in an agent in Singapore to a fully participating 49% equity interest and to extend the agent relationship at more favorable commission rates to Western Union. As a result, the Company earns a pro-rata share of profits and has enhanced voting rights. The Company also has the right to add additional agent relationships in Singapore. In addition, in October 2007, the Company completed an agreement to acquire a 25% ownership interest in an agent in Jamaica and to extend the term of the agent relationship for $29.0 million. The aggregate consideration paid resulted in $20.2 million of identifiable intangible assets, including capitalized contract costs, which are being amortized over seven to 10 years. Western Union’s investments in these agents are accounted for under the equity method of accounting.

In December 2006, the Company acquired Servicio Electronico de Pago S.A. and related entities (“SEPSA”), which operates under the brand name Pago FácilSM, for a total purchase price of $69.8 million, less cash acquired of $3.0 million. Pago Fácil provides consumer-to-business payments and prepaid mobile phone top-up services in Argentina. Previously, the Company held a 25% interest in Pago Fácil, which was treated as an equity method investment. As a result of acquiring the additional 75% ownership, the Company’s entire investment in and results of operations of Pago Fácil have been included in the consolidated financial statements since the acquisition date. The purchase price allocation resulted in $28.1 million of identifiable intangible assets, a significant portion of which were attributable to the Pago Fácil service mark and acquired agent and biller relationships. The identifiable intangible assets were calculated based on the additional 75% ownership interest acquired, and are being amortized over two to 25 years. After adjusting the additional acquired net assets to fair value, goodwill of $44.5 million was recorded, substantially all of which is eligible for amortization for tax purposes across various jurisdictions.

The pro forma impact of all acquisitions on net income in 2008, 2007 and 2006 was immaterial.

The following table presents changes to goodwill for the years ended December 31, 2008 and 2007 (in millions):

	Consumer-to- Consumer	Consumer-to- Business	Other	Total
January 1, 2007 balance	$1,392.0	$243.1	$12.9	$1,648.0
Purchase price adjustments	(3.0)	(5.9)	1.7	(7.2)
Currency translation	—	(1.3)	—	(1.3)

December 31, 2007 balance	$1,389.0	$235.9	$14.6	$1,639.5
Acquisitions	39.0	—	—	39.0
Purchase price adjustments	(1.0)	—	—	(1.0)
Currency translation	—	(3.2)	(0.1)	(3.3)

December 31, 2008 balance	$1,427.0	$232.7	$14.5	$1,674.2

5. Related Party Transactions

Related Party Transactions with First Data

The Consolidated Statement of Income for the year ended December 31, 2006 prior to the Spin-off includes expense allocations for certain corporate functions historically provided to Western Union by First Data. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to Western Union by First Data were allocated to Western Union based on relative percentages, as compared to First Data’s other businesses, of headcount or other appropriate methods depending on the nature of each item or cost to be allocated.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Charges for functions historically provided to Western Union by First Data are primarily attributable to First Data’s performance of many shared services that the Company utilized prior to the Spin-off. First Data continued to provide certain of these services subsequent to the Spin-off through a transition services agreement until September 29, 2007. In addition, prior to the Spin-off, the Company participated in certain First Data insurance, benefit and incentive plans, and it received services directly related to the operations of its businesses such as call center services, credit card processing, printing and mailing. The Consolidated Statement of Income reflects charges incurred prior to the Spin-off from First Data and its affiliates for these services of $152.4 million for the year ended December 31, 2006. Included in these charges are amounts recognized for stock-based compensation expense, as well as net periodic benefit income associated with the Company’s pension plans.

Included in “Interest income from First Data, net” in the Consolidated Statement of Income for the year ended December 31, 2006 was interest income of $37.4 million earned on notes receivable from First Data subsidiaries and interest expense of $1.7 million incurred on notes payable to First Data which were settled in connection with the Spin-off. Certain of the notes receivable were euro denominated, and as such, the Company had related foreign currency swap agreements to mitigate the foreign exchange impact to the Company on such notes. Included in “Foreign exchange effect on notes receivable from First Data, net” in the Consolidated Statement of Income during the year ended December 31, 2006 are foreign exchange gains of $10.1 million from the revaluation of these euro denominated notes receivable and related foreign currency swap agreements.

During the period from January 1, 2006 through September 29, 2006, the Company recognized commission revenues from a First Data subsidiary in connection with its money order business of $23.6 million. Subsequent to the Spin-off, the Company continues to recognize commission revenue from this First Data subsidiary.

Other Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the years ended December 31, 2008, 2007 and 2006 totaled $305.9 million, $256.6 million and $212.2 million, respectively. For those agents where an ownership interest was acquired during the year, only amounts paid subsequent to the investment date have been reflected as a related party transaction.

6. Commitments and Contingencies

In the normal course of business, Western Union is subject to claims and litigation. Management of Western Union believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on Western Union’s financial position, results of operations and cash flows. Western Union accrues for loss contingencies as they become probable and estimable.

On September 25, 2008, the Company was served with a purported class action complaint alleging that Western Union willfully and negligently violated the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) by providing debit and credit card expiration dates on electronically printed receipts for transactions initiated on the Company’s website. On November 12, 2008, the Company received notification that the class action complaint was voluntarily dismissed.

The Company has $77.0 million in outstanding letters of credit and bank guarantees at December 31, 2008 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

7. Investment Securities

Investment securities, classified within “Settlement assets” in the Consolidated Balance Sheets, consist primarily of high-quality state and municipal debt instruments. Substantially all of the Company’s investment securities were marketable securities during all periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state regulations. Western Union does not hold financial instruments for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments. At December 31, 2008, the significant majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2008, 2007 and 2006 were $2,811.5 million, $177.7 million and $62.6 million, respectively.

During 2008, the Company increased its investment securities primarily through the addition of various state and municipal variable rate demand note securities which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but that have maturity dates ranging from 2012 to 2046. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. As a result, this has increased the frequency of purchases and proceeds received by the Company. At December 31, 2008, 53% of the Company’s investments in state and municipal debt securities were variable rate demand notes and the remainder are fixed rate securities.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The components of investment securities, all of which are classified as available-for-sale, are as follows (in millions):

December 31, 2008	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
State and municipal obligations	$400.1	$401.7	$2.5	$(0.9)	$1.6
Debt securities issued by foreign governments	4.0	3.9	—	(0.1)	(0.1)

	$404.1	$405.6	$2.5	$(1.0)	$1.5

December 31, 2007	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
State and municipal obligations	$187.3	$188.0	$0.7	$—	$0.7
Preferred stock of a government sponsored enterprise	6.9	5.8	—	(1.1)	(1.1)

	$194.2	$193.8	$0.7	$(1.1)	$(0.4)

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2008 and 2007.

The following summarizes contractual maturities of investment securities as of December 31, 2008 (in millions):

	Amortized Cost	Fair Value
Due within 1 year	$45.9	$46.2
Due after 1 year through 5 years	127.8	128.7
Due after 5 years through 10 years	2.4	2.5
Due after 10 years	228.0	228.2

	$404.1	$405.6

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation back to the issuer prior to its contractual maturity.

During the year ended December 31, 2008, the Company recognized an other-than-temporary impairment of $1.7 million on its preferred stock investments in the Federal Home Loan Mortgage Corporation, a government sponsored enterprise, and a realized loss of $2.9 million on the later sale of these investments during the year ended December 31, 2008, for a total impact of $4.6 million. As of December 31, 2008, the Company has no remaining investments in preferred stock of government sponsored enterprises.

On July 18, 2008, the Company entered into an agreement with IPS, a subsidiary of First Data, which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of the agreement, beginning on October 1, 2009 (the “Transition Date”), IPS will assign and transfer to the Company certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, the Company will assume IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders, and will terminate the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

existing agreement whereby IPS pays Western Union a fixed return on the outstanding money order balances (which vary from day to day but approximate $800 million). Following the Transition Date, Western Union will invest the cash received from IPS in high-quality, investment grade securities in accordance with applicable regulations, which are the same as those currently governing the investment of the Company’s United States originated money transfer principal. In anticipation of the Company’s exposure to fluctuations in interest rates, the Company has entered into interest rate swaps on certain of its fixed rate notes. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from the interest rate swaps, the Company estimates that it should be able to retain subsequent to the Transition Date, on a pre-tax income basis through 2011, a comparable rate of return as it is receiving under its current agreement with IPS. Refer to Note 14 for additional information on the interest rate swaps.

Subsequent to the Transition Date, all revenue generated from the management of the investment portfolio will be retained by the Company and none will be shared with its agents. IPS will continue to provide to the Company clearing services necessary for payment of the money orders in exchange for the payment by the Company to IPS of a per-item administrative fee. The Company will no longer provide to IPS the services required under the original money order agreement or receive from IPS the fee for such services.

8. Fair Value Measurements

As discussed in Note 2, the Company adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how Western Union measures fair value, refer to Note 2, “Summary of Significant Accounting Policies.”

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 31, 2008 (in millions):

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
State and municipal debt instruments	$—	$401.7	$—	$401.7
Debt securities issued by foreign governments	0.1	3.8	—	3.9
Derivatives	—	116.8	—	116.8

Total assets	$0.1	$522.3	$—	$522.4

Liabilities
Derivatives	$—	$10.8	$—	$10.8

Total liabilities	$—	$10.8	$—	$10.8

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2008	2007
Other assets:
Receivable for securities sold	$298.1	$—
Equity method investments	213.1	211.3
Derivatives	116.8	8.1
Amounts advanced to agents, net of discounts	69.3	93.1
Deferred customer set up costs	34.6	41.9
Receivables from First Data	26.3	9.1
Prepaid expenses	20.6	19.8
Accounts receivable, net	19.8	22.5
Debt issue costs	14.0	13.5
Prepaid commissions	3.0	22.5
Other	42.5	56.2

Total other assets	$858.1	$498.0

Other liabilities:
Pension obligations	$107.1	$27.6
Deferred revenue	59.4	74.2
Derivatives	10.8	37.2
Other	20.7	43.9

Total other liabilities	$198.0	$182.9

Receivable for securities sold

On September 15, 2008, Western Union requested redemption of its shares in the Reserve International Liquidity Fund, Ltd., a money market fund, (the “Fund”) totaling $298.1 million. The Company had not received any portion of the redemption payment prior to December 31, 2008, and accordingly, reclassified the total amount due from “Cash and cash equivalents” to “Other assets” in the Consolidated Balance Sheet as of December 31, 2008. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that the Company’s redemption trades would be honored at a $1.00 per share net asset value. On January 30, 2009, the Company received a partial distribution from the Fund of $193.6 million. The Company expects to receive the remaining payment based on the maturities of the underlying investments in the Fund and the status of the litigation process. The Company believes that due to uncertainty surrounding the outcome of litigation facing the Fund, as well as potential variability in the ultimate amount and related timing of the recovery of this balance, the fair value of this financial asset may be less than the related carrying value. There is a risk that the redemption process could be delayed and that the Company could receive less than the $1.00 per share net asset value should pro-rata distribution occur. Based on net asset information provided by the Fund, the Company’s exposure related to pro-rata distribution could be $12 million, excluding settlement costs incurred by the Fund. However, based on written and verbal representations from the Manager to date and the Company’s current legal position regarding the Company’s redemption priority, the Company believes that it is entitled to such funds, and is vigorously pursuing collection of the remaining distribution.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Amounts advanced to agents, net of discounts

From time to time, the Company makes advances and loans to agents. In 2006, the Company signed a six year agreement with one of its existing agents which included a four year loan of $140.0 million to the agent. The terms of the loan agreement require that a percentage of commissions earned by the agent (64% in 2009) be withheld by us as repayment of the loan and the agent remains obligated to repay the loan if commissions earned are not sufficient. The Company imputes interest on this below-market rate note receivable, and has recorded the note net of a discount of $3.0 million and $22.5 million as of December 31, 2008 and 2007, respectively. The remaining loan receivable balance relating to this agent as of December 31, 2008 and 2007, net of discount, was $47.0 million and $67.5 million, respectively. Other advances and loans outstanding as of December 31, 2008 and 2007 were $22.3 million and $25.6 million, respectively.

10. Income Taxes

The components of pretax income, generally based on the jurisdiction of the legal entity, are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Components of pretax income:
Domestic	$416.3	$529.3	$707.1
Foreign	822.4	693.1	628.0

	$1,238.7	$1,222.4	$1,335.1

The provision for income taxes is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Federal	$234.8	$287.7	$331.1
State and local	30.3	26.3	34.5
Foreign	54.6	51.1	55.5

	$319.7	$365.1	$421.1

Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company’s foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pretax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

The Company’s effective tax rates differ from statutory rates as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	1.3%	1.7%	2.0%
Foreign rate differential	(11.4)%	(7.7)%	(6.3)%
Federal tax credits	—%	—%	(0.3)%
Other	0.9%	0.9%	1.1%

Effective tax rate	25.8%	29.9%	31.5%

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Western Union’s provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$219.6	$284.9	$314.0
State and local	34.5	25.5	33.1
Foreign	49.7	50.5	61.1

Total current taxes	303.8	360.9	408.2

Deferred:
Federal	15.2	2.8	17.1
State and local	(4.2)	0.8	1.4
Foreign	4.9	0.6	(5.6)

Total deferred taxes	15.9	4.2	12.9

	$319.7	$365.1	$421.1

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of Western Union’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2008	2007
Deferred tax assets related to:
Reserves and accrued expenses	$45.4	$40.2
Pension obligations	39.5	11.8
Deferred revenue	3.1	4.4
Other	6.8	14.3

Total deferred tax assets	94.8	70.7

Deferred tax liabilities related to:
Property, equipment and intangibles	349.0	321.8
Other	15.9	12.5

Total deferred tax liabilities	364.9	334.3

Net deferred tax liability	$270.1	$263.6

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

	2008	2007
Balance at January 1,	$251.4	$166.0
Increases—positions taken in current period (a)	93.8	78.0
Increases—positions taken in prior periods (b)	28.4	12.8
Decreases—positions taken in prior periods	(7.9)	—
Decreases—settlements with taxing authorities	(0.2)	(0.7)
Decreases—lapse of applicable statute of limitations	(4.3)	(4.7)

Balance at December 31,	$361.2	$251.4

(a)	Includes recurring accruals for issues which initially arose in previous periods.
(b)	Changes to positions taken in prior periods relate to changes in estimates used to calculate prior period unrecognized tax benefits.

A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $352.4 million and $243.2 million as of December 31, 2008 and 2007, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense and records the associated liability in “Income taxes payable” in its Consolidated Balance Sheets. The Company recognized $11.6 million, $13.5 million and $5.6 million in interest and penalties during the years ended December 31, 2008, 2007 and 2006, respectively. The Company has accrued $35.8 million and $24.8 million for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the years ended December 31, 2008 and 2007 is substantially attributable to such recurring accruals and the resolution of certain tax Spin-off matters with First Data.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. The United States Internal Revenue Service (“IRS”) has issued a report of the results of its examination of the United States federal consolidated income tax return of First Data for 2002, and the Company believes that the resolution of the adjustments that

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

affect the Company proposed in the report will not result in a material change to the Company’s financial position. In addition, the IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of December 31, 2008, interest on the alleged amounts due for unagreed adjustments would be approximately $23 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. The Company expects to contest those adjustments with which it does not agree with by filing a petition in the United States Tax Court. The Company believes its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, the Company’s tax provision related to 2003 and later years would materially increase. The Irish income tax returns of certain subsidiaries for the years 2004 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At December 31, 2008, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.6 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Tax Allocation Agreement with First Data

The Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the Company, subsequent adjustments may occur that may impact the Company’s financial position or results of operations.

Also under the tax allocation agreement, with respect to taxes and other liabilities that result from a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion), (“Spin-off Related Taxes”), the Company will be liable to First Data for any such Spin-off Related Taxes attributable solely to actions taken by or with respect to the Company. In addition, the Company will also be liable for 50% of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (ii) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on the Company’s business, financial position and results of operations. First Data generally will be liable for all Spin-off Related Taxes, other than those described above.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

11. Employee Benefit Plans

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

The Company has a 401(k) plan covering its former union employees. Due to the restructuring and related activities discussed in Note 3, the Company’s expenses under this plan are immaterial.

The Company administers 16 defined contribution plans in various countries globally on behalf of approximately 600 employee participants as of December 31, 2008. Such plans have vesting and employer contribution provisions that vary by country.

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

The aggregate amount charged to expense in connection with all of the above plans was $12.5 million, $11.6 million and $10.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Defined Benefit Plans

On January 1, 2008, the Company adopted the remaining provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which required the Company to change its plan measurement date to December 31 effective January 1, 2008. The Company elected the alternative transition method, and accordingly, the Company prepared a 15-month projection of net periodic benefit income for the period from October 1, 2007 through December 31, 2008. The pro-rated portion of net periodic benefit income of $0.1 million for the period from October 1, 2007 through December 31, 2007 was reflected as an increase to “Retained earnings” on January 1, 2008.

The Company has two frozen defined benefit pension plans for which it had a recorded unfunded pension obligation of $107.1 million as of December 31, 2008, included in “Other liabilities” in the Consolidated Balance Sheets. No contributions were made to these plans by First Data or Western Union during the years ended December 31, 2008, 2007 and 2006. Due to the impact of recently enacted legislation, the Company will not be required to contribute to these plans during 2009, but estimates it will be required to contribute approximately $20 to $25 million in 2010.

The Company recognizes the funded status of its pension plans in its Consolidated Balance Sheets with a corresponding adjustment to “Accumulated other comprehensive loss,” net of tax.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides a reconciliation of the changes in the pension plans’ benefit obligations, fair value of assets and a statement of the funded status (in millions):

	2008	2007
Change in benefit obligation
Projected benefit obligation at October 1,	$426.0	$459.0
SFAS 158 measurement date adjustment (a)	6.1	—
Interest costs	24.4	24.6
Actuarial gain	(5.6)	(12.5)
Benefits paid	(54.9)	(45.1)
Employee termination benefits	2.8	—

Projected benefit obligation at December 31, 2008 and September 30, 2007	$398.8	$426.0

Change in plan assets
Fair value of plan assets at October 1,	$398.4	$406.1
Actual return on plan assets	(51.8)	37.4
Benefits paid	(54.9)	(45.1)

Fair value of plan assets at December 31, 2008 and September 30, 2007	291.7	398.4

Funded status of the plan	$(107.1)	$(27.6)

Accumulated benefit obligation	$398.8	$426.0

(a)	Represents the adjustment to retained earnings of $0.1 million for the period from October 1, 2007 through December 31, 2007. This adjustment consists of interest costs of $6.1 million, offset by $6.2 million which represents the expected return on plan assets less amortization of the actuarial loss.

Differences in expected returns on plan assets estimated at the beginning of the year versus actual returns, and assumptions used to estimate the beginning of year projected benefit obligation versus the end of year obligation (principally discount rate and mortality assumptions) are, on a combined basis, considered actuarial gains and losses. Such actuarial gains and losses are recognized as a component of “Comprehensive income” and amortized to income over the average remaining life expectancy of the plan participants. Included in “Accumulated other comprehensive loss” at December 31, 2008 is $3.6 million ($2.3 million, net of tax) of actuarial losses that are expected to be recognized in net periodic pension cost during the year ended December 31, 2009.

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	2008	2007
Accrued benefit liability	$(107.1)	$(27.6)
Accumulated other comprehensive loss	150.3	73.1

Net amount recognized	$43.2	$45.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides the components of net periodic benefit cost/(income) for the plans (in millions):

	December 31,
	2008	2007	2006
Interest cost	$24.4	$24.6	$24.8
Expected return on plan assets	(27.5)	(28.4)	(29.9)
Amortization of actuarial loss	2.7	3.6	4.2
Employee termination costs	2.8	—	—

Net periodic benefit cost/(income)	$2.4	$(0.2)	$(0.9)

During 2008, the Company recorded $2.8 million of expense relating to the termination of certain retirement eligible union and management plan participants in connection with the restructuring and related activities disclosed in Note 3.

The pension liability included in other accumulated comprehensive loss, net of tax, increased/(decreased) $46.4 million, ($15.3) million and ($10.8) million in 2008, 2007 and 2006, respectively. The significant comprehensive loss in 2008 was caused by a decline in the fair value of plan assets, which was primarily attributable to a decrease in the value of the equity securities within the plan asset portfolio.

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2008	2007
Discount rate	6.26%	6.02%

The weighted-average rate assumptions used in the measurement of the Company’s net cost (income) are as follows:

	2008	2007	2006
Discount rate	6.02%	5.62%	5.24%
Expected long-term return on plan assets	7.50%	7.50%	7.50%

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Pension plan asset allocation at December 31, 2008 and September 30, 2007, and target allocations based on investment policies, are as follows:

Asset Category	Percentage of Plan Assets at Measurement Date
	2008	2007
Equity securities	24%	41%
Debt securities	75%	58%
Other	1%	1%

	100%	100%

Target Allocation
Equity securities	25-35%
Debt securities	65-75%

In consideration of the frozen status of the Plans, the Company decided to implement a risk reduction strategy in 2008. As a result, the Company increased its allocation to debt securities from equity securities.

Certain members of the Company’s Board of Directors and management are affiliated with companies whose securities are held in Western Union’s pension trust, which is managed by independent asset managers. Therefore, these affiliated companies are considered related parties. The following table details plan assets invested in these related party securities as of December 31, 2008 and September 30, 2007:

Plan Corporate Bond Holdings	2008
	Principal (in millions)	Fair Market Value (in millions)	% of Total Plan Assets
Allstate Corporation corporate bond	$0.8	$0.7	0.23%
Hasbro Inc. corporate bond	$0.2	$0.2	0.06%
Bristol-Myers Squibb corporate bond	$0.7	$0.7	0.24%
HBOS PLC corporate bond	$0.3	$0.2	0.08%
New York Life Insurance Company corporate bond	$0.5	$0.4	0.14%

Plan Corporate Bond Holdings	2007
	Principal (in millions)	Fair Market Value (in millions)	% of Total Plan Assets
Allstate Corporation corporate bond	$0.8	$0.8	0.20%
Hasbro Inc. corporate bond	$0.2	$0.2	0.05%
Mellon FDG corporate bond	$0.3	$0.3	0.08%
New York Life Insurance Company corporate bond	$0.4	$0.4	0.10%

The maturities of debt securities at December 31, 2008 range from less than one year to approximately 60 years with a weighted-average maturity of 20 years.

The assets of the Company’s defined benefit plans are managed in a third-party master trust. The investment policy and allocation of the assets in the master trust are overseen by the Company’s Investment Council. Western Union employs a total return investment approach whereby a mix of equities and fixed income investments are used in an effort to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

are diversified across United States and non-United States stocks, as well as securities deemed to be growth, value, and small and large capitalizations. Other assets, primarily private equity, are used judiciously in an effort to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The estimated future benefit payments are expected to be $43.7 million in 2009, $42.4 million in 2010, $41.1 million in 2011, $39.9 million in 2012, $38.5 million in 2013 and $169.1 million in 2014 through 2018.

12. Operating Lease Commitments

Western Union leases certain real properties for use as customer service centers and administrative and sales offices. Western Union also leases data communications terminals, computers and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases was $39.7 million, $31.6 million and $29.2 million during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the minimum aggregate rental commitments under all noncancelable operating leases, net of sublease income commitments aggregating $8.2 million through 2014, are as follows (in millions):

Year Ending December 31,
2009	$23.5
2010	17.5
2011	12.9
2012	10.2
2013	9.2
Thereafter	29.3

Total future minimum lease payments	$102.6

13. Stockholders’ Equity

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with shareholders. The major components include foreign currency translation adjustments, pension liability adjustments, unrealized gains and losses on investment securities and gains or losses from cash flow hedging activities.

The assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising primarily from the difference in the foreign country currency compared to the United States dollar. These gains and losses are accumulated in comprehensive income. When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from “Accumulated other comprehensive loss” and is recognized as a component of the gain or loss on the sale of the subsidiary.

A pension liability adjustment associated with our defined benefit pension plans is recognized for the difference between estimated assumptions (e.g., asset returns, discount rates, mortality) and actual results. The

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

amount in “Accumulated other comprehensive loss” is amortized to income over the remaining life expectancy of the plan participants. Details of the pension plans’ assets and obligations are explained further in Note 11.

We record unrealized gains and losses on investment securities that are available for sale, primarily municipal securities, in accumulated other comprehensive income until the investment is either sold or deemed other-than-temporarily impaired. See Note 7 for further discussion.

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income. Generally, amounts are recognized in income when the related forecasted transaction affects earnings. See Note 14 for further discussion.

The income tax effects allocated to and the cumulative balance of each component of accumulated other comprehensive loss are as follows (in millions):

	2008	2007	2006
Beginning balance, January 1	$(68.8)	$(73.5)	$(62.1)
Net unrealized gains/(losses) on investment securities:
Unrealized losses, net of tax benefits of $(0.9) in 2008, $(0.7) in 2007 and $(0.3) in 2006	(1.5)	(1.4)	(0.5)
Reclassification adjustment for losses/(gains) included in net income, net of tax benefit/(expense) of $1.6 in 2008, $(0.1) in 2007, and $0.0 in 2006	2.7	(0.1)	0.1

Net unrealized gains/(losses) on investment securities	1.2	(1.5)	(0.4)

Net unrealized gains/(losses) on hedging activities:
Unrealized gains/(losses), net of tax expense/(benefit) of $15.0 in 2008, $(14.6) in 2007 and $(1.6) in 2006	67.6	(41.3)	(27.8)
Reclassification adjustment for losses /(gains) included in net income, net of tax benefit/(expense) of $3.5 in 2008, $4.4 in 2007, and $(0.1) in 2006	21.6	26.9	(1.5)

Net unrealized gains/(losses) on hedging activities	89.2	(14.4)	(29.3)

Net foreign currency translation adjustments and loss on disposal:
Foreign currency translation adjustments, net of tax (benefit)/expense of $(2.8) in 2008, $2.8 in 2007, and $4.2 in 2006	(5.2)	5.3	6.4
Reclassification adjustment for loss on disposal included in net income	—	—	1.1

Net foreign currency translation adjustments and loss on disposal	(5.2)	5.3	7.5

Net unrealized (losses)/gains on pension liability:
Unrealized (losses)/gains, net of tax (benefit)/expense of $(28.0) in 2008, $7.9 in 2007, and $0.3 in 2006	(48.1)	13.0	8.2
Reclassification adjustment for losses included in net income, net of tax benefit of $1.0 in 2008, $1.3 in 2007, and $1.6 in 2006	1.7	2.3	2.6

Net unrealized (losses)/gains on pension liability	(46.4)	15.3	10.8

Other comprehensive income/(loss)	38.8	4.7	(11.4)

Ending balance, December 31	$(30.0)	$(68.8)	$(73.5)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The components of accumulated other comprehensive loss were as follows (in millions):

	2008	2007	2006
Unrealized (losses)/gains on investment securities	$0.9	$(0.3)	$1.2
Unrealized (losses)/gains on hedging activities	45.5	(43.7)	(29.3)
Foreign currency translation adjustment	18.1	23.3	18.0
Pension liability adjustment	(94.5)	(48.1)	(63.4)

	$(30.0)	$(68.8)	$(73.5)

Cash Dividends Paid

During the fourth quarter of 2008, the Company’s Board of Directors declared a cash dividend of $0.04 per common share, representing $28.4 million which was paid on December 31, 2008 to shareholders of record on December 22, 2008.

During the fourth quarter of 2007, the Company’s Board of Directors declared a cash dividend of $0.04 per common share, representing $30.0 million which was paid on December 28, 2007 to shareholders of record on December 14, 2007.

During the fourth quarter of 2006, the Company’s Board of Directors declared a cash dividend of $0.01 per common share, representing $7.7 million which was paid in December 2006.

Share Repurchases

Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008 (“2008 Authorization”), a $1.0 billion authorization in December 2007 (“2007 Authorization”) and a $1.0 billion authorization in September 2006. Both the 2007 Authorization and the authorization in September 2006 have been fully utilized. During the years ended December 31, 2008, 2007 and 2006, 58.1 million, 34.7 million and 0.9 million shares, respectively, have been repurchased for $1,313.9 million, $726.5 million and $19.9 million, respectively, excluding commissions, at an average cost of $22.60, $20.93 and $22.78 per share, respectively. As of December 31, 2008, $939.7 million remains available under the 2008 Authorization for purchases through December 31, 2009.

During December 2007, the Company’s Board of Directors adopted resolutions to retire all of its existing treasury stock, thereby restoring the status of the Company’s common stock held in treasury as “authorized but unissued”. The resulting impact to the Company’s Consolidated Balance Sheet was the elimination of $462.0 million held in “Treasury stock” and a decrease in “Common stock” of $0.2 million and “Retained earnings” of $461.8 million. There is no change to the Company’s overall equity position as a result of this retirement. All shares repurchased by the Company subsequent to this resolution will also be retired at the time such shares are reacquired.

14. Derivatives

The Company is exposed to foreign currency risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar, other European currencies, and the Australian dollar, related to forecasted revenues and also on settlement assets and obligations denominated in these and other currencies. Additionally, the Company is exposed to interest rate risk related to changes in market rates

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

both prior to and subsequent to the issuance of debt. The Company uses derivatives to minimize its exposures related to adverse changes in foreign currency exchange rates and interest rates and not to engage in speculative derivative activities. Foreign currency forward contracts and interest rate swaps of varying maturities are used in these risk management activities.

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

Foreign Currency Hedging

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to three years at inception and a targeted weighted-average maturity of approximately one year at any point in time, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies. At December 31, 2008, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted average maturity of one year. The Company assesses the effectiveness of these foreign currency forward contracts based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative (losses)/gains, net” within the Company’s Consolidated Statements of Income. Differences between changes in the forward rates and spot rates, along with all changes in the fair value during periods in which the instrument was not designated as a hedge, were excluded from the measure of effectiveness. Prior to September 29, 2006, the Company did not have derivatives that qualified for hedge accounting in accordance with SFAS No. 133. As such, the effect of the changes in the fair value of these hedges prior to September 29, 2006 is included in “Derivative (losses)/gains, net”. On September 29, 2006 and during the fourth quarter of 2006, the Company began entering into new derivative contracts in accordance with its revised foreign currency derivatives and hedging processes, which were designated and qualify as cash flow hedges under SFAS No. 133.

The Company also uses short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations on settlement assets and obligations between initiation and settlement. In addition, forward contracts, typically with maturities of less than one year, are utilized to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. None of these contracts are designated as hedges pursuant to SFAS No. 133.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The aggregate United States dollar notional amount of foreign currency forward contracts held by the Company as of December 31, 2008 are (in millions):

Contracts not designated as hedges:
Euro	$276.2
British pound	$34.6
Other	$26.6

Contracts designated as hedges:
Euro	$556.3
British pound	$106.8
Canadian dollar	$101.3
Other	$75.2

Interest Rate Hedging

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes due 2011 and 2016 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges utilizing the short-cut method in SFAS No. 133, which permits an assumption of no ineffectiveness if certain criteria are met. The change in fair value of the interest rate swaps is offset by a change in the balance of the debt being hedged within the Company’s “Borrowings” in the Consolidated Balance Sheets and interest expense has been adjusted to include the effects of payments made and received under the swaps.

At December 31, 2008 and 2007, the Company held interest rate swaps in an aggregate notional amount of $660 million and $75 million, respectively. The notional amounts outstanding at December 31, 2008 included interest rate swaps entered into by the Company to reduce the economic exposure from fluctuations in interest rates that will impact the return on pre-tax income the Company receives under its existing agreement with IPS (Note 7).

During the fourth quarter of 2008, the Company terminated an aggregate notional amount of $195 million of interest rate swaps. The Company received cash of $10.7 million on the termination of these swaps, the offset of which was recognized in “Borrowings” and will be reclassified as a reduction to “Interest expense” over the life of the 2011 notes.

In 2006, the Company executed forward starting interest rate swaps designated as cash flow hedges to fix the interest rate in connection with an anticipated issuance of fixed rate debt securities. The Company terminated the interest rate swaps in conjunction with the November 2006 issuance of the 2011 and 2036 Notes described in Note 15 by paying cash of approximately $18.6 million to the counterparties, resulting in ineffectiveness of $0.6 million, which was immediately recognized in “Derivative gains/(losses), net” in the Consolidated Statements of Income. The remaining $18.0 million loss on the hedges was included in “Accumulated other comprehensive loss” and is being reclassified as an increase to “Interest expense” over the life of the related notes.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2008 and 2007 (in millions).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2008	2007		2008	2007
Derivatives—hedges:
Interest rate fair value hedges	Other assets	$48.9	$3.6	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	65.0	1.6	Other liabilities	6.7	34.7

Total		$113.9	$5.2		$6.7	$34.7

Derivatives—undesignated:
Foreign currency	Other assets	$2.9	$2.9	Other liabilities	$4.1	$2.5

Total		$2.9	$2.9		$4.1	$2.5

Total derivatives		$116.8	$8.1		$10.8	$37.2

The following table summarizes the fair value of derivatives held at December 31, 2008 and their expected maturities (in millions):

	Total	2009	2010	2011	2012	2013	Thereafter
Foreign currency hedges—cash flow	$58.3	$40.5	$17.8	$—	$—	$—	$—
Foreign currency hedges—undesignated	(1.2)	(1.2)	—	—	—	—	—
Interest rate hedges—fair value	48.9	16.0	15.2	10.6	1.8	1.5	3.8

Total	$106.0	$55.3	$33.0	$10.6	$1.8	$1.5	$3.8

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income segregated by designated, qualifying SFAS No. 133 hedging instruments and those that are not, for the years ended December 31, 2008, 2007 and 2006 (in millions).

Fair Value Hedges – Gain/(Loss)

Derivatives	Gain/(Loss) Recognized in Income on Derivative				Hedged Items	Gain/(Loss) Recognized in Income on Related Hedged Item
	Location	Amount				Location	Amount
		2008	2007	2006			2008	2007	2006
Interest rate contracts (a)	Interest expense	$58.5	$3.6	$—	Fixed-rate debt	Interest expense	$(54.6)	$(3.6)	$—

Total gain/(loss)		$58.5	$3.6	$—			$(54.6)	$(3.6)	$—

Cash Flow Hedges – Gain/(Loss)

Derivatives	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)			Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
				Location	Amount			Location	Amount
	2008	2007	2006		2008	2007	2006		2008	2007	2006
Foreign currency contracts	$82.6	$(55.9)	$(11.4)	Revenue	$(23.4)	$(29.6)	$1.8	Derivative (losses)/gains, net	$(9.9)	$8.7	$1.3
Interest rate contracts (c)	—	—	(18.0)	Interest expense	(1.7)	(1.7)	(0.2)	Derivative (losses)/gains, net	—	—	(0.6)

Total gain/(loss)	$82.6	$(55.9)	$(29.4)		$(25.1)	$(31.3)	$1.6		$(9.9)	$8.7	$0.7

Undesignated – Gain/(Loss)

Derivatives	Gain/(Loss) Recognized in Income on Derivative
	Location	Amount
		2008	2007	2006
Foreign currency contracts (d)	Cost of services	$13.0	$(21.1)	$(19.9)
Foreign currency contracts (e)	Derivative (losses)/gains, net	3.9	(2.9)	(22.7)

Total gain/(loss)		$16.9	$(24.0)	$(42.6)

(a)	The net gain of $3.9 million in interest expense in 2008 from the fair value hedges represents the net interest received on the swaps during the year. The fair value of all future receipts and payments on the swaps are completely offset by changes in the value of the hedged debt.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(b)	The portion of change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates. The ineffectiveness recognized in interest rate contracts is attributable to certain forecasted debt hedges and the timing of the related debt issuance changing from original expectation.
(c)	The Company incurred an $18.0 million loss on the termination of these swaps which is included in “Accumulated other comprehensive loss” and is reclassified as an increase to interest expense over the life of the related notes.
(d)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions.
(e)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract. In 2006, the loss also includes losses associated with certain foreign currency forward contracts that did not qualify as hedges under derivative accounting rules prior to September 29, 2006.

An accumulated other comprehensive pre-tax gain of $44.5 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2008. Approximately $1.7 million of losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of December 31, 2008. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

15. Borrowings

The Company’s outstanding borrowings at December 31, 2008 and 2007 consist of the following (in millions):

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value (d)	Carrying Value	Fair Value (d)
Due in less than one year:
Commercial paper	$82.9	$82.9	$338.2	$338.2
Term loan	500.0	500.0	—	—
Floating rate notes, due November 2008 (a)	—	—	500.0	495.2

Due in greater than one year:
5.400% notes, net of discount, due 2011 (b)	1,042.8	962.9	1,002.8	1,012.0
5.930% notes, net of discount, due 2016 (c)	1,014.4	903.5	999.7	1,001.2
6.200% notes, net of discount, due 2036	497.4	391.4	497.3	473.1
Other borrowings	6.0	6.0	—	—

Total borrowings	$3,143.5	$2,846.7	$3,338.0	$3,319.7

(a)	The floating rate notes were redeemed upon maturity on November 17, 2008.
(b)	At December 31, 2008 and 2007, the Company held interest rate swaps related to the 5.400% notes due 2011 (“2011 Notes”) with an aggregate notional amount of $550 million and $75 million, respectively. The carrying value of the 2011 Notes has been adjusted for the impact of these hedges. During the fourth quarter of 2008, the Company terminated an aggregate notional amount of $195 million of interest rate swaps. The Company received cash of $10.7 million on the termination of these swaps, the offset of which is reflected in “Borrowings” and will be reclassified as a reduction to “Interest expense” over the life of the 2011 notes. For further information regarding the interest rate swaps, refer to Note 14, “Derivatives.”

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(c)	At December 31, 2008, the Company held an interest rate swap related to the 5.930% notes due 2016 (“2016 Notes”) with an aggregate notional amount of $110 million. The carrying value of the 2016 Notes has been adjusted for the impact of these hedges. For further information regarding the interest rate swap, refer to Note 14, “Derivatives.”
(d)	The fair value of commercial paper approximates its carrying value due to the short term nature of the obligations. The fair value of the term loan approximates its carrying value as it is a variable rate loan and Western Union credit spreads did not move significantly between the date of the borrowing (December 5, 2008) and December 31, 2008. The fair value of the fixed rate notes is determined by obtaining quotes from multiple, independent banks.

Exclusive of discounts and the fair value of the interest rate swaps, maturities of borrowings as of December 31, 2008 are $582.9 million in 2009, $1.0 billion in 2011 and $1.5 billion thereafter. There are no contractual maturities on borrowings during 2010 and 2012.

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

On November 3, 2006, the Company established a commercial paper program pursuant to which the Company may issue unsecured commercial paper notes (the “Commercial Paper Notes”) in an amount not to exceed $1.5 billion outstanding at any time. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. The Company’s commercial paper borrowings at December 31, 2008 and 2007 had weighted-average interest rates of approximately 4.1% and 5.5%, respectively, and weighted-average initial terms of 27 days and 36 days, respectively.

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

On September 28, 2007, the Company entered into an amended and restated credit agreement, the primary purpose of which was to extend the maturity by one year from its original five-year $1.5 billion facility entered into in 2006. No other material changes were made in the amended and restated facility. As of December 31, 2008, the Company had $1.4 billion available to borrow, which is net of the Company’s current commercial paper borrowings backed by this revolving credit facility. The revolving credit facility, which is diversified through a group of globally recognized banks, is used to provide general liquidity for the Company and to support the commercial paper program, which the Company believes enhances its short-term credit rating.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 19 basis points. A facility fee of 6 basis points on the total facility is also payable quarterly, regardless of usage. The facility fee percentage is determined based on the Company’s credit rating assigned by Standard & Poor’s Ratings Services (“S&P”) and/or Moody’s Investor Services, Inc. (“Moody’s”).

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee of 5 basis points as of December 31, 2008 based upon such ratings is payable to the lenders on the aggregate outstanding borrowings.

Term Loan

On December 5, 2008, the Company entered into a senior, unsecured, 364-day term loan in an aggregate principal amount of $500 million (the “Term Loan”) with a syndicate of lenders. The Term Loan contains covenants which, among other things, limit or restrict the Company’s ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness. The Company is also required to maintain compliance with a consolidated interest coverage ratio covenant. Prepayments of loans are allowed and are required based on the cash proceeds from other indebtedness, issuance of equity, or sale of assets over $250 million.

The Term Loan allows the selection between two different respective interest rate calculations. For the current interest rate, the Company selected an interest rate calculated using the one-month LIBOR plus a 2% applicable margin (3.875% at December 31, 2008). A loan fee is also payable quarterly, beginning December 31, 2008, on the total loan (50 basis points as of December 31, 2008). The applicable margin and loan fee percentage are determined based on our credit ratings assigned by S&P and/or Moody’s. A duration fee is payable 90 days and 180 days after the closing date of December 5, 2008 equal to 0.25% and 0.50%, respectively, of the loan balance on each date.

Notes

On September 29, 2006, the Company issued to First Data $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016 in partial consideration for the contribution by First Data to the Company of its money transfer and consumer payments businesses in connection with the Spin-off.

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

On November 17, 2006, the Company issued $2 billion aggregate principal amount of the Company’s unsecured fixed and floating rate notes, comprised of $500 million aggregate principal amount of the Company’s Floating Rate Notes due 2008 (the “Floating Rate Notes”), $1 billion aggregate principal amount of 5.400% Notes due 2011 and $500 million aggregate principal amount of 6.200% Notes due 2036 (the “2036 Notes”). The Floating Rate Notes were redeemed upon maturity in November 2008.

Interest with respect to the 2011 Notes and 2036 Notes is payable semiannually on May 17 and November 17 each year based on fixed per annum interest rates of 5.400% and 6.200%, respectively. The indenture governing the 2011 Notes and 2036 Notes contains covenants that, among other things, limit or restrict the ability of the Company and other significant subsidiaries to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2011 Notes and the 2036 Notes at any time prior to maturity at the applicable treasury rate plus 15 basis points and 25 basis points, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

16. Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan

The Western Union Company 2006 Long-Term Incentive Plan (“2006 LTIP”) provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards, and other equity-based awards, to employees and other key individuals who perform services for the Company. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP, of which 37.3 million shares are available as of December 31, 2008.

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

On September 29, 2006, the Company awarded a founders’ grant of either restricted stock awards or units to certain employees who are not otherwise eligible to receive stock-based awards under the 2006 LTIP. These awards vested in two equal annual increments on the first and second anniversary of the grant date. The fair value of the awards granted was measured based on the when-issued closing price of the Company’s common stock of $19.13 on the grant date and was recognized ratably over the vesting period. Included in the 3.5 million restricted stock awards and units issued under the 2006 LTIP described in the preceding paragraph, were 0.3 million restricted stock awards or units issued in connection with the founders’ grant.

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan

The Western Union Company 2006 non-employee director equity compensation plan (“2006 Director Plan”) provides for the granting of equity-based awards to non-employee directors of the Company. Options granted under the 2006 Director Plan are issued with exercise prices equal to the fair market value of Western Union common stock at the grant date, have 10-year terms, and vest immediately. Since options and stock units under this plan vest immediately, compensation expense is recognized on the date of grant based on the fair market value of the awards when granted. Awards under the plan may be settled immediately unless the participant elects to defer the receipt of the common shares under applicable plan rules. A maximum of 1.5 million shares of common stock may be awarded under the 2006 Director Plan. As of December 31, 2008, the Company has issued 0.4 million options and 0.1 million unrestricted stock units to non-employee directors of the Company.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

During the first quarter of 2006, First Data issued restricted stock awards or restricted stock units to certain employees which were contingent upon the achievement of certain performance criterion which were met on the date of Distribution. The awards had provisions to vest at a rate of 33% per year on the anniversary date of the grant. The fair value of the awards granted in February 2006 were measured based on the fair market value of the shares on the date of grant.

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

All converted Stock-Based Awards, which had not vested prior to September 24, 2007, were subject to the terms and conditions applicable to the original First Data Stock-Based Awards, including change of control provisions which required full vesting upon a change of control of First Data. Accordingly, upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of Kohlberg Kravis Roberts & Co.’s (“KKR”), all of these remaining converted unvested Western Union Stock-Based Awards vested. In connection with this accelerated vesting, the Company incurred a non-cash pre-tax charge of $22.3 million during the year ended December 31, 2007 for such awards held by Western Union employees. Approximately one-third of this charge was recorded within “Cost of services” and two-thirds was recorded within “Selling, general and administrative expense” in the Consolidated Statements of Income. As a result of this accelerated vesting, there is no remaining unamortized compensation expense associated with such converted Stock-Based Awards.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The conversion of each stock option held by Western Union employees on the date of the Spin-off constituted a modification of those stock option awards under the provisions of SFAS No. 123R resulting in total additional stock based compensation charges of $3.4 million, of which $1.5 million and $1.9 million were recognized during the years ended December 31, 2007 and 2006, respectively.

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

Stock Option Activity

A summary of Western Union stock option activity relating to Western Union and First Data employees for the year ended December 31, 2008 is as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2008
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	59.4	$18.32
Granted	3.8	21.26
Exercised	(17.6)	16.47
Cancelled / forfeited	(2.0)	22.72

Outstanding at December 31,	43.6	$19.11	5.7	$6.8

Western Union options exercisable at December 31,	37.6	$18.90	5.3	$6.7

The Company received $289.7 million, $211.8 million and $80.8 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2008, 2007 and 2006, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares. The Company maintains a share repurchase program (Note 13).

The Company’s calculated pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods was approximately $15.3 million as of December 31, 2008. The Company realized total tax benefits during the years ended December 31, 2008, 2007 and 2006 from stock option exercises of $13.5 million, $10.7 million and $1.9 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $134.0 million, $91.0 million and $42.1 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units relating to Western Union and First Data employees for the year ended December 31, 2008 is listed below (awards/units in millions):

	Year Ended December 31, 2008
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2008	1.0	$19.39
Granted	0.5	21.86
Vested	(0.2)	19.28
Forfeited	(0.1)	20.32

Non-vested at December 31, 2008	1.2	$20.32

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock awards, restricted stock units and ESPP rights for Western Union employees for the years ended December 31, 2008, 2007 and 2006 (in millions, except per share data). Although Western Union has not adopted an employee stock purchase plan, the Company’s employees were allowed to participate in First Data’s ESPP prior to the Spin-off. A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

	Year Ended December 31,
	2008	2007	2006
Stock-based compensation expense impact on income before income taxes	$(26.3)	$(50.2)	$(30.1)
Income tax benefit from stock-based compensation expense	7.7	15.1	9.7

Net income impact	$(18.6)	$(35.1)	$(20.4)

Earnings per share:
Basic	$(0.03)	$(0.05)	$(0.03)
Diluted	$(0.03)	$(0.05)	$(0.03)

As discussed previously, the Company incurred a pre-tax charge of $22.3 million during the year ended December 31, 2007 upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of KKR. Also included in stock-based compensation expense above for the year ended December 31, 2006 is $6.8 million of allocated stock-based compensation related to employees of First Data providing administrative services to the Company prior to the Spin-off. There was no stock-based compensation capitalized during the years ended December 31, 2008, 2007 and 2006.

As of December 31, 2008, there was $33.4 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.6 years, and there was $10.0 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of First Data stock options and ESPP rights granted to Western Union employees before the Spin-off and the value of Western Union options granted to such employees after the Spin-off.

	Year Ended December 31,
	2008	2007	2006
Stock options granted (post-spin grants):
Weighted-average risk-free interest rate	3.0%	4.5%	4.6%
Weighted-average dividend yield	0.2%	0.2%	0.2%
Volatility	31.8%	23.8%	26.4%
Expected term (in years)	5.9	6.2	6.6
Weighted-average fair value	$7.57	$7.35	$7.12

Stock options granted (pre-spin grants):
Weighted-average risk-free interest rate	—	—	4.6%
Weighted-average dividend yield	—	—	0.6%
Volatility	—	—	23.5%
Expected term (in years)	—	—	5
Weighted-average fair value (pre-spin)	—	—	$12.39

ESPP:
Weighted-average risk-free interest rate	—	—	4.9%
Weighted-average dividend yield	—	—	0.6%
Volatility	—	—	23.0%
Expected term (in years)	—	—	0.25
Weighted-average fair value (pre-spin)	—	—	$8.94

For periods presented prior to the spin-off date of September 29, 2006, all stock-based compensation awards were made by First Data, and used First Data assumptions for volatility, dividend yield and term. Western Union assumptions, which are described in the paragraphs below, were utilized for grants made by Western Union on September 29, 2006 and subsequent thereto.

Expected volatility—Expected volatility varies by group based on the expected option term. For the Company’s Board of Directors and executives, the expected volatility for the 2008, 2007 and 2006 grants was 31.3%, 26.9% and 28.4%, respectively. The expected volatility for the Company’s non-executive employees was 31.9%, 22.8% and 24.7% for the 2008, 2007 and 2006 grants, respectively. Beginning in 2008, Western Union used a blend of implied volatility and peer group historical volatility. The Company’s peer group historical volatility was determined using companies in similar industries and/or market capitalization. The Company’s implied volatility was calculated using the market price of traded options on Western Union’s common stock. Prior to 2008, Western Union’s volatility was determined based entirely on the calculated peer group historical volatility since there was not sufficient trading history for Western Union’s common stock or traded options. Beginning in 2006, First Data used the implied volatility method for estimating expected volatility for all stock options granted and ESPP rights. First Data calculated its implied volatility using the market price of traded options on First Data’s common stock.

Expected dividend yield—The Company’s expected annual dividend yield is the calculation of the annualized Western Union dividend of $0.04 per common share divided by a rolling 12 month average Western Union stock price on each respective grant date. First Data’s dividend yield was the calculation of the annualized

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

First Data dividend amount of $0.24 divided by a rolling 12 month average First Data stock price as of the most recent grant date for which First Data granted options to Western Union employees.

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

17. Segments

As previously described in Note 1, the Company classifies its businesses into two reportable segments: consumer-to-consumer and consumer-to-business. Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as components of an enterprise which constitute businesses, about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding where to allocate resources and in assessing performance.

The consumer-to-consumer reporting segment is viewed as one global network where a money transfer can be sent from one location to another, anywhere in the world. The segment is now managed as two regions, primarily to coordinate agent network management and marketing activities. The CODM makes decisions regarding resource allocation and monitors performance based on specific corridors within and across these regions, but also reviews total revenue and operating profit of each region. These regions frequently interact on transactions with consumers and share processes, systems and licenses, thereby constituting one global consumer-to-consumer money transfer network. Each region and corridor also offer generally the same services distributed by the same agent network, have the same types of customers, are subject to similar regulatory requirements, are processed on the same system, and have similar economic characteristics, allowing the geographic regions to be aggregated into one reporting segment.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Consumer-to-consumer segment revenue typically increases sequentially from the first quarter to the fourth quarter each year and declines from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries in the fourth quarter.

All businesses that have not been classified into consumer-to-consumer or consumer-to-business are reported as “Other.” These businesses primarily include the Company’s money order and prepaid services businesses.

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

•

Expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services, new prepaid service offerings and non-recurring costs incurred to effect the Spin-off are included in “Other”.

•

Restructuring and related activities of $82.9 million for the year ended December 31, 2008 have not been allocated to the segments. While these items are identifiable to the Company’s segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 3.

•

In connection with the change in control of First Data, the Company incurred an accelerated stock-based compensation vesting charge of $22.3 million during the year ended December 31, 2007. Of the $22.3 million charge, $18.9 million, $3.0 million and $0.4 million were allocated to the consumer-to-consumer, consumer-to-business and other segments, respectively.

•	All items not included in operating income are excluded.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table presents the Company’s reportable segment results for the years ended December 31, 2008, 2007 and 2006, respectively (in millions):

	Years Ended December 31,
	2008	2007	2006
Revenues:
Consumer-to-Consumer:
Transaction fees	$3,532.9	$3,286.6	$3,059.0
Foreign exchange revenue	893.1	769.3	652.4
Other revenues	45.6	37.2	33.5

	4,471.6	4,093.1	3,744.9
Consumer-to-Business:
Transaction fees	668.1	665.5	593.7
Foreign exchange revenue	3.2	2.0	1.5
Other revenues	48.5	52.4	41.0

	719.8	719.9	636.2
Other:
Transaction fees	39.8	37.7	43.9
Commission and other revenues	50.8	49.5	45.2

	90.6	87.2	89.1

Total revenues	$5,282.0	$4,900.2	$4,470.2

Operating income:
Consumer-to-Consumer	$1,222.7	$1,078.3	$1,069.7
Consumer-to-Business	199.4	223.7	223.3
Other	15.8	20.0	18.4

Total segment operating income	1,437.9	$1,322.0	$1,311.4
Restructuring and related expenses	(82.9)	—	—

Total consolidated operating income	$1,355.0	$1,322.0	$1,311.4

Assets:
Consumer-to-Consumer	$4,305.0	$4,734.7	$4,456.0
Consumer-to-Business	819.5	885.6	740.2
Other	453.8	163.9	124.9

Total assets	$5,578.3	$5,784.2	$5,321.1

Depreciation and amortization:
Consumer-to-Consumer	$111.0	$98.5	$80.6
Consumer-to-Business	21.1	21.8	18.1
Other	4.0	3.6	4.8

Total segment depreciation and amortization	136.1	$123.9	$103.5
Restructuring and related expenses	7.9	—	—

Total depreciation and amortization	$144.0	$123.9	$103.5

Capital expenditures:
Consumer-to-Consumer	$114.8	$155.7	$174.8
Consumer-to-Business	30.5	28.1	21.1
Other	8.4	8.3	6.4

Total capital expenditures	$153.7	$192.1	$202.3

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Information concerning principal geographic areas was as follows (in millions):

	Years Ended December 31,
	2008	2007	2006
Revenue:
United States	$1,760.0	$1,825.3	$1,889.3
International	3,522.0	3,074.9	2,580.9

Total	$5,282.0	$4,900.2	$4,470.2

Long-lived assets:
United States	$162.3	$172.3	$157.3
International	30.0	28.0	18.8

Total	$192.3	$200.3	$176.1

The geographic split of revenue above has been determined based upon the country where a money transfer is initiated and the country where a money transfer is paid with revenue being split 50% between the two countries. Long-lived assets, consisting of “Property and equipment, net,” are presented based upon the location of the assets.

A majority of Western Union’s consumer-to-consumer transactions involve at least one non-United States location. Based on the method used to attribute revenue between countries described in the paragraph above, no individual country outside the United States accounted for more than 10% of segment revenue for the years ended December 31, 2008, 2007 and 2006. In addition, no individual agent or biller accounted for greater than 10% of consumer-to-consumer or consumer-to-business segment revenue, respectively, during these periods.

18. Subsequent Event

In February 2009, the Company entered into an agreement to acquire the money transfer business of European-based FEXCO, one of the Company’s largest agents providing services in the United Kingdom, Spain, Ireland and other European countries. Prior to the acquisition, the Company holds a 24.65% interest in FEXCO Group Holdings (FEXCO Group), which is a holding company for both the money transfer business as well as various unrelated businesses. The Company will surrender its 24.65% interest in FEXCO Group and pay €123.1 million (approximately $160 million based on currency exchange rates at deal signing) as consideration for the overall money transfer business. The acquisition is expected to close in the first half of 2009, subject to regulatory approvals and satisfaction of closing conditions. The acquisition will be recognized at 100% of the fair value of the money transfer business, which will exceed the cash consideration of €123.1 million given the non-cash consideration conveyed via the sale of our interest in FEXCO Group. The fair value of the money transfer business will be determined upon closing and is subject to fluctuation due to changes in exchange rates and other valuation inputs.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

19. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2008 and 2007 are as follows (in millions):

2008 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2008
Revenues	$1,265.9	$1,347.1	$1,377.4	$1,291.6	$5,282.0
Expenses (a)	956.6	1,010.9	1,002.2	957.3	3,927.0
Other expense, net	16.8	28.2	42.2	29.1	116.3

Income before income taxes	292.5	308.0	333.0	305.2	1,238.7
Provision for income taxes	85.4	76.5	92.2	65.6	319.7

Net income	$207.1	$231.5	$240.8	$239.6	$919.0

Earnings per share:
Basic	$0.28	$0.31	$0.33	$0.34	$1.26
Diluted	$0.27	$0.31	$0.33	$0.34	$1.24

Weighted-average shares outstanding:
Basic	746.7	736.5	724.9	712.5	730.1
Diluted	756.8	747.5	737.2	713.8	738.2

(a)	Includes $24.2 million in the first quarter, $22.9 million in the second quarter, $3.2 million in the third quarter and $32.6 million in the fourth quarter of restructuring and related expenses. For more information, see Note 3, “Restructuring and Related Expenses.”

2007 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2007
Revenues	$1,131.0	$1,202.9	$1,257.2	$1,309.1	$4,900.2
Expenses (b)	826.4	880.2	927.1	944.5	3,578.2
Other expense, net	22.5	24.5	23.2	29.4	99.6

Income before income taxes	282.1	298.2	306.9	335.2	1,222.4
Provision for income taxes	88.9	93.7	90.6	91.9	365.1

Net income	$193.2	$204.5	$216.3	$243.3	$857.3

Earnings per share:
Basic	$0.25	$0.27	$0.29	$0.32	$1.13
Diluted	$0.25	$0.26	$0.28	$0.32	$1.11

Weighted-average shares outstanding:
Basic	768.2	764.8	757.5	749.5	760.2
Diluted	783.3	779.0	767.4	761.7	772.9

(b)	Includes a non-cash pre-tax stock compensation accelerated vesting charge of $22.3 million during the third quarter of 2007. For more information, see Note 16.

THE WESTERN UNION COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2008 and 2007 and statements of income and cash flows for each of the three years in the period ended December 31, 2008.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$281.0	$36.1
Property and equipment, net of accumulated depreciation of $3.1 and $14.1, respectively	33.1	66.6
Other assets	106.4	51.8
Investment in subsidiaries	3,387.0	3,564.9

Total assets	$3,807.5	$3,719.4

Liabilities and Stockholders’ (Deficiency)/Equity
Liabilities:
Accounts payable and accrued liabilities	54.2	72.8
Payable to subsidiaries, net	622.2	254.9
Borrowings	3,137.5	3,338.0
Other liabilities	1.7	3.0

Total liabilities	3,815.6	3,668.7

Stockholders’ (Deficiency)/Equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized and 709.6 and 749.8 shares issued and outstanding at December 31, 2008 and 2007, respectively	7.1	7.5
Capital deficiency	(14.4)	(341.1)
Retained earnings	29.2	453.1
Accumulated other comprehensive loss	(30.0)	(68.8)

Total stockholders’ (deficiency)/equity	(8.1)	50.7

Total liabilities and stockholders’ (deficiency)/equity	$3,807.5	$3,719.4

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2008	2007	2006
Revenues	$—	$—	$—
Expenses	—	—	—

Operating income	—	—	—
Interest income	2.8	1.1	1.9
Interest expense	(171.0)	(188.7)	(34.7)
Derivative losses, net	—	—	(0.6)

Loss before equity in earnings of affiliates and income taxes	(168.2)	(187.6)	(33.4)
Equity in earnings of affiliates, net of tax	1,022.3	972.3	934.9
Income tax benefit	64.9	72.6	12.5

Net income	$919.0	$857.3	$914.0

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOW

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net cash provided by operating activities	$1,145.2	$772.2	$2,914.2

Cash flows from investing activities
Purchases of property and equipment	(0.1)	(2.0)	(0.6)
Capital contributed to subsidiary	(0.2)	(379.9)	(2,400.0)

Net cash used in investing activities	(0.3)	(381.9)	(2,400.6)

Cash flows from financing activities
Advances from subsidiaries	397.7	166.2	83.2
Proceeds from issuance of borrowings	500.0	—	1,986.0
Principal payments on borrowings	(500.0)	—	—
Net (repayments)/proceeds from commercial paper	(255.3)	13.6	324.6
Net (repayments)/proceeds from net borrowings under credit facilities	—	(3.0)	3.0
Proceeds from exercise of options	300.5	216.1	80.8
Cash dividends to public stockholders	(28.4)	(30.0)	(7.7)
Common stock repurchased	(1,314.5)	(726.8)	(19.9)
Dividends to First Data	—	—	(2,953.9)

Net cash used in financing activities	(900.0)	(363.9)	(503.9)

Net change in cash and cash equivalents	244.9	26.4	9.7
Cash and cash equivalents at beginning of year	36.1	9.7	—

Cash and cash equivalents at end of year	$281.0	$36.1	$9.7

See Notes to Condensed Financial Statements.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The Western Union Company (“the Parent”) is a holding company that conducts substantially all of its business operations through its subsidiaries. Under a parent company only presentation, the Parent’s investments in its consolidated subsidiaries are presented under the equity method of accounting, and the condensed financial statements do not present the financial statements of the Parent and its subsidiaries on a consolidated basis. The financial statements for the periods presented prior to September 29, 2006 do not include all of the actual expenses that would have been incurred had the Parent been a stand-alone entity during the period presented and do not reflect the Parent’s results of operations, financial position and cash flows had it been a stand-alone company during the period presented. These financial statements should be read in conjunction with The Western Union Company’s consolidated financial statements.

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $193 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located, or because they constitute undistributed earnings of affiliates of the Parent accounted for under the equity method of accounting. As of December 31, 2008, the Parent is in a stockholders’ deficiency position of $8.1 million, and as such, all of the restricted net assets of the Parent’s subsidiaries currently exceeds 25% of the consolidated net assets of the Parent and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant”.

3. Related Party Transactions

Excess cash generated from operations of the Parent’s subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is reflected as “Payable to subsidiaries, net” in the Condensed Balance Sheet as of December 31, 2008. The Parent’s subsidiaries periodically distribute excess cash balances to the Parent in the form of a dividend.

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

The Company provides a parental guarantee to one of its subsidiaries for letters of credit to certain agents. These letters of credit are amended quarterly. As of December 31, 2008, $33.6 million of letters of credit were outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2008, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on Western Union’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are set forth under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As announced on March 14, 2008, we have closed substantially all of our facilities in Missouri and Texas. These closures resulted in the elimination or relocation of employees who, among other functions, staffed our money transfer settlement and operational accounting functions. As a result of this transition of the operations to other of our facilities, the personnel responsible for executing controls over these processes changed. These new locations began processing transactions in the third quarter of 2008. Management believes it took the necessary steps to monitor and maintain appropriate internal controls during the period of change.

ITEM 9B.	OTHER INFORMATION

Equity Grants

On February 17, 2009, the Compensation and Benefits Committee (the “Compensation Committee”) of the Company’s Board of Directors granted its executives long-term incentive awards under the Company’s 2006 Long-Term Incentive Plan (“LTIP”). The awards consisted of performance-based cash awards, stock option awards and restricted stock units. The performance-based cash awards are based on strategic performance objectives (revenue and channel diversification, technology enhancements and customer satisfaction) for the next two years and, subject to the terms of the award agreements, are payable in equal installments on December 31, 2010 and December 31, 2011. The Compensation Committee has the discretion to pay up to 200% of the target award, based on actual performance. All nonqualified stock option grants have ten year terms and are subject to four year graded vesting schedules (25% vesting each year for four years), subject to the terms and conditions of the LTIP and the Severance Plan. All restricted stock unit awards, other than the Career Shares, are subject to three year cliff vesting schedules (no vesting during the first three years, after which the awards are 100% vested), subject to the terms and conditions of the LTIP and the Severance Plan. The Career Shares are subject to four year cliff vesting, subject to the terms and conditions of the LTIP and the Severance Plan. All restricted stock unit awards are to be settled in shares of Western Union common stock.

The Company’s named executive officers received the following awards:

	Options	Restricted Stock Units	Performance-Based Cash Award	Restricted Stock Unit “Career Shares”
Christina A. Gold	313,927	154,582	$1,833,333	168,635
Scott T. Scheirman	57,078	28,106	$333,333	—
Guy Battista	45,663	22,485	$266,667	—
Hikmet Ersek	142,695	70,265	$833,333	84,318

Ian Marsh did not receive an award under the terms of his October 2008 Retirement Transition and Advisory Agreement.

Amendments to the Long-Term Incentive Plan and Severance Plan

On February 17, 2009, the Compensation Committee amended the Company’s Severance Plan and LTIP. The amendments provide for a change in control “double trigger” vesting of LTIP awards made on or after February 17, 2009. Upon a change in control of the Company, awards made to an executive (or any other employee) under the LTIP on or after February 17, 2009 will not immediately vest. They will fully vest if the executive is also involuntarily terminated other than for “cause” or the executive terminates for “good reason” within twenty-four months after the change in control. The amendments also provide that if an executive is terminated other than for cause without a change in control, unvested option awards made on or after February 17, 2009 will vest on a prorated basis effective on the termination date. The proration is calculated on a grant-by-grant basis by multiplying the unvested portion of each award by a fraction, the numerator of which is the number of days that have elapsed between the grant date and the termination date and the denominator of which is the number of days between the grant date and the date the award would have become fully vested had the executive not terminated his or her employment, treating each separate vesting installment of the option as a separate grant. Unvested option awards made prior to February 17, 2009 remain subject to the terms of the original grant and continue to vest for an established period of time after the termination date, typically two years. This description of the amended Severance Plan and LTIP is qualified in its entirety by reference to the full text of those documents, which are filed as Exhibit 10.13 (Severance Plan) and Exhibit 10.10 (LTIP) to this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposals Submitted for Shareholder Vote—Proposal 1—Election of Directors,” “Board of Directors Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2009 annual meeting of stockholders.

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

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2009 annual meeting of stockholders; provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” of our definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 2 —Ratification of Selection of Auditors” of our definitive proxy statement for the 2009 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements (See Index to Consolidated Financial Statements on page 78 of this Annual Report on Form 10-K);

2. Financial Statement Schedule

(See Index to Consolidated Financial Statements on page 78 of this Annual Report on Form 10-K);

3. The exhibits listed in the “Exhibit Index” attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WESTERN UNION COMPANY (Registrant)

February 18, 2009	By:	/S/ CHRISTINA A. GOLD
Christina A. Gold, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/S/ CHRISTINA A. GOLD Christina A. Gold	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2009

/S/ SCOTT T. SCHEIRMAN Scott T. Scheirman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2009

/S/ AMINTORE T.X. SCHENKEL Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 18, 2009

/S/ JACK M. GREENBERG Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 18, 2009

/S/ DINYAR S. DEVITRE Dinyar S. Devitre	Director	February 18, 2009

/S/ BETSY D. HOLDEN Betsy D. Holden	Director	February 18, 2009

/S/ ALAN J. LACY Alan J. Lacy	Director	February 18, 2009

/S/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	February 18, 2009

/S/ ROBERTO G. MENDOZA Roberto G. Mendoza	Director	February 18, 2009

/S/ MICHAEL A. MILES, JR. Michael A. Miles, Jr.	Director	February 18, 2009

/S/ DENNIS STEVENSON Dennis Stevenson	Director	February 18, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

3.1	Amended and Restated Certificate of Incorporation of The Western Union Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration no. 333-137665) and incorporated herein by reference thereto).

3.2	The Western Union Company By-laws, as amended on December 11, 2008 (filed as Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference thereto).

4.1	Indenture, dated as of September 29, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.2	Form of 5.930% Note due 2016 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.3	Form of 5.930% Note due 2016 (filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.4	Supplemental Indenture, dated as of September 29, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.5	Second Supplemental Indenture, dated as of November 17, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.6	Third Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

4.7	Indenture, dated as of November 17, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.8	Form of 5.400% Note due 2011 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.9	Form of 6.200% Note due 2036 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.10	Form of 5.400% Note due 2011 (filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.11	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.12	Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

Exhibit Number	Description
10.1	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.2	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.4	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.5	Retail Money Order Issuance and Management Agreement, dated as of August 14, 2006, between Integrated Payment Systems Inc. and Western Union Financial Services Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.6	Agreement dated as of July 18, 2008, among Integrated Payment Systems Inc. and Western Union Financial Services, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2008 and incorporated herein by reference thereto).

10.7	Amended and Restated Credit Agreement, dated as of September 28, 2007, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, as syndication agent, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc. and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 3, 2007 and incorporated herein by reference thereto).

10.8	Credit Agreement, dated as of December 5, 2008, among The Western Union Company, the banks named therein, as lenders, Bank of America, N.A., as a syndication agent, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2008 and incorporated herein by reference thereto).

10.9	Form of Director Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.10	The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective February 17, 2009.*

10.11	The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2008 and incorporated herein by reference thereto).*

10.12	The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008.*

10.13	The Western Union Company Severance/Change in Control Policy, as Amended and Restated Effective February 17, 2009.*

10.14	The Western Union Company Senior Executive Annual Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference thereto).*

Exhibit Number	Description
10.15	The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective December 31, 2008.*

10.16	The Western Union Company Grandfathered Supplemental Incentive Savings Plan (filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).*

10.17	Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.18	Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.19	Form of Restricted Stock Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.20	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.21	Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.22	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.23	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the 2002 First Data Corporation Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.24	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the First Data Corporation 1992 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.25	Form of Nonqualified Stock Option Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.26	Form of Restricted Stock Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.27	Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.28	Form of Nonqualified Stock Option Award Agreement for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan.*

Exhibit Number	Description
10.29	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.30	Form of Restricted Stock Unit Award Agreement for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.31	Form of Restricted Stock Unit Award Agreement (Career Shares) for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.32	Form of Restricted Stock Unit Award Agreement (Career Shares) for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.33	Form of Cash Performance Grant Award Agreement for Executive Committee Members.*

10.34	Employment Agreement, dated as of April 29, 1999, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.35	Letter Agreement, dated May 22, 2008, between The Western Union Company and Stewart A. Stockdale (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.36	Employment Agreement, dated as of January 30, 2004, between Western Union Hong Kong Limited and Ian Marsh (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.37	Retirement and Advisory Agreement dated October 30, 2008 by and between Western Union Financial Services Hong Kong Limited and Ian K. Marsh (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2008 and incorporated herein by reference thereto).*

12	Computation of Ratio of Earnings to Fixed Charges

14	The Western Union Company Code of Ethics for Senior Financial Officers (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K filed on February 27, 2007 and incorporated herein by reference thereto).

21	Subsidiaries of The Western Union Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.