Form 10-Q
period 2009-03-31
Western Union CO
filed 2009-05-04
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2009, 701,287,685 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Transaction fees	$958.5	$1,020.8
Foreign exchange revenue	205.1	210.0
Commission and other revenues	37.6	35.1

Total revenues	1,201.2	1,265.9

Expenses:
Cost of services	669.1	758.6
Selling, general and administrative	191.2	198.0

Total expenses*	860.3	956.6

Operating income	340.9	309.3

Other income/(expense):
Interest income	3.7	17.7
Interest expense	(40.0)	(45.0)
Derivative (losses)/gains, net	(3.6)	6.8
Other income, net	4.2	3.7

Total other expense, net	(35.7)	(16.8)

Income before income taxes	305.2	292.5
Provision for income taxes	81.3	85.4

Net income	$223.9	$207.1

Earnings per share:
Basic	$0.32	$0.28
Diluted	$0.32	$0.27
Weighted-average shares outstanding:
Basic	707.1	746.7
Diluted	708.0	756.8

*	As further described in Note 8, total expenses include amounts paid to related parties of $53.5 million and $73.3 million for the three months ended March 31, 2009 and 2008, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,510.0	$1,295.6
Settlement assets	1,182.2	1,207.5
Property and equipment, net of accumulated depreciation of $296.7 and $284.0, respectively	192.4	192.3
Goodwill	1,852.9	1,674.2
Other intangible assets, net of accumulated amortization of $287.7 and $276.5, respectively	401.8	350.6
Other assets	514.7	858.1

Total assets	$5,654.0	$5,578.3

Liabilities and Stockholders’ Equity/(Deficiency)

Liabilities:
Accounts payable and accrued liabilities	$390.0	$385.7
Settlement obligations	1,182.2	1,207.5
Income taxes payable	451.6	381.6
Deferred tax liability, net	271.0	270.1
Borrowings	3,056.6	3,143.5
Other liabilities	188.7	198.0

Total liabilities	5,540.1	5,586.4

Commitments and contingencies (Note 7)

Stockholders’ equity/(deficiency):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 701.2 shares and 709.6 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	7.0	7.1
Capital deficiency	(1.5)	(14.4)
Retained earnings	153.1	29.2
Accumulated other comprehensive loss	(44.7)	(30.0)

Total stockholders’ equity/(deficiency)	113.9	(8.1)

Total liabilities and stockholders’ equity/(deficiency)	$5,654.0	$5,578.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$223.9	$207.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.7	32.8
Stock compensation expense	8.4	7.7
Other non-cash items, net	13.5	4.2
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	20.6	(28.1)
Accounts payable and accrued liabilities	(8.2)	36.4
Income taxes payable	68.9	58.1
Other liabilities	(6.2)	(0.2)

Net cash provided by operating activities	356.6	318.0

Cash flows from investing activities
Capitalization of contract costs	(3.2)	(7.1)
Capitalization of purchased and developed software	(2.2)	(5.6)
Purchases of property and equipment	(10.4)	(10.8)
Acquisition of business, net of cash acquired	(143.6)	—
Proceeds from receivable for securities sold	193.6	—
Notes receivable issued to agents	—	(0.3)
Repayments of notes receivable issued to agents	5.4	5.5

Net cash provided by/(used in) investing activities	39.6	(18.3)

Cash flows from financing activities
Net repayments of commercial paper	(82.8)	(11.3)
Net proceeds from net borrowings under credit facilities	—	49.8
Net proceeds from issuance of borrowings	496.6	—
Principal payments on borrowings	(500.0)	—
Proceeds from exercise of options	4.5	61.5
Common stock repurchased	(100.1)	(297.4)

Net cash used in financing activities	(181.8)	(197.4)

Net change in cash and cash equivalents	214.4	102.3
Cash and cash equivalents at beginning of period	1,295.6	1,793.1

Cash and cash equivalents at end of period	$1,510.0	$1,895.4

Supplemental cash flow information:
Interest paid	$10.8	$10.3
Income taxes paid	$8.0	$24.6

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

•

Consumer-to-business—the processing of payments from consumers to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies, sometimes referred to as “billers,” through Western Union’s network of third-party agents and various electronic channels. While the Company continues to pursue international expansion of its offerings in selected markets, such as its offerings of walk-in, cash bill payment service in certain countries in Central and South America, the segment’s revenue was primarily generated in the United States during all periods presented.

All businesses that have not been classified into the consumer-to-consumer or consumer-to-business segments are reported as “Other” and include the Company’s money order and prepaid services businesses. The Company’s money orders are issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at retail locations primarily in the United States and Canada. See Note 9, “Settlement Assets and Settlement Obligations” for discussion regarding the agreement executed between the Company and IPS on July 18, 2008 whereby the Company will assume the responsibility for issuing money orders effective October 1, 2009. Western Union also markets a Western Union branded prepaid MasterCard® card, a Western Union branded prepaid Visa® card, and provides top-up services for third parties that allow consumers to pay in advance for mobile phone and other services.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of March 31, 2009, the amount of net assets subject to these limitations totaled approximately $177 million.

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

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2009 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Fair Value Measurements

On January 1, 2009, the Company adopted the deferred provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as defined by Financial Accounting Standards Boards (“FASB”) Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 deferred the adoption date for certain non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. Refer to Note 3, “Acquisitions” for a discussion of the fair value considerations related to the Company’s acquisition of FEXCO.

Business Combinations

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement establishes a framework to disclose and account for business combinations consummated on or after January 1, 2009 and applies to all transactions in which an entity gains control of one or more businesses. Under SFAS No. 141R, the Company accounts for business combinations achieved in stages by re-measuring any noncontrolling equity investments in the acquiree to fair value as of the acquisition date immediately before obtaining control. All re-measurement gains and losses are recognized in earnings and the total fair values of the identifiable assets, liabilities and any noncontrolling interests are recorded in the consolidated balance sheet. The Company is also impacted by the adoption as it relates to costs involved with an acquisition, which are expensed as incurred. Additionally, under SFAS No. 141R, assets and liabilities are recorded at their fair market values as of the date of acquisition with the remaining excess of purchase price over the fair market value of the net assets acquired going to goodwill. Any contingent consideration related to the acquisition is recognized at its acquisition date fair value with subsequent changes in fair value generally reflected in earnings. SFAS No. 141R requires any adjustments to the assessed fair values of the assets, liabilities and any noncontrolling interests made subsequent to the acquisition date but within the measurement period, due to facts that existed at the acquisition date, to be recorded as an adjustment to goodwill. All other adjustments are recorded in income, including changes in tax contingencies. Refer to Note 3, “Acquisitions” for a discussion of the Company’s acquisition of FEXCO.

Disclosures about Derivative Instruments and Hedging Activities

The Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”) on January 1, 2009. SFAS No. 161 requires additional disclosures about how and why companies use derivatives, how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted (“SFAS No. 133”), and how derivatives and related hedged items affect a company’s financial position, results of operations and cash flows. The Company incorporated many of the derivative disclosure provisions of SFAS No. 161 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and the adoption resulted in no impact on the Company’s financial position, results of operations and cash flows.

New Accounting Pronouncements

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”) which is required for interim and annual periods ending after June 15, 2009. FSP No. 157-4, which amends SFAS No. 157, provides additional guidance on estimating fair value when an asset or liability’s volume and level of activity has significantly decreased in relation to normal market activity for the asset or liability thus indicating the need for additional considerations when estimating fair value. The Company will adopt these provisions effective June 30, 2009. The Company does not expect the impact to be significant on its financial position, results of operations and cash flows.

The FASB also issued FSP SFAS No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2”) in April 2009, which is required for interim and annual periods ending after June 15, 2009. FSP No. 115-2 provides guidance on other-than-temporary impairments for debt securities. The Company will adopt these provisions effective June 30, 2009. The Company does not expect the impact to be significant on its financial position, results of operations and cash flows.

2. Earnings Per Share

The calculation of basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested, using the treasury stock method. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits of options and restricted stock are available to acquire shares at an average price throughout the year, and therefore, reduce the dilutive effect throughout the year.

As of March 31, 2009 and 2008, there were 43.1 million and 8.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. The increase in anti-dilutive shares is primarily due to the majority of the Company’s outstanding options having an exercise price higher than the Company’s average stock price for the three months ended March 31, 2009.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended March 31,
	2009	2008
Basic weighted-average shares outstanding	707.1	746.7
Common stock equivalents	0.9	10.1

Diluted weighted-average shares outstanding	708.0	756.8

3. Acquisitions

On February 24, 2009, the Company acquired the money transfer business of European-based FEXCO, one of the Company’s largest agents providing services in a number of European countries, primarily the United Kingdom, Spain, Sweden and Ireland. The acquisition of FEXCO’s money transfer business will position the Company to benefit from the upcoming implementation of the Payment Services Directive (“PSD”) in the European Union. The PSD will make it possible to operate in 27 countries under a single license and allow the Company to expand its distribution beyond banks and post-banks in most of those countries. The acquisition does not impact the Company’s revenue, because the Company was already recording 100% of the revenue arising from money transfers originating at FEXCO’s subagents. As of the acquisition date, the Company no longer incurs commission costs for transactions related to FEXCO; rather, the Company now only pays commissions directly to former FEXCO subagents, resulting in lower overall commission expense. The Company’s operating expenses include costs attributable to FEXCO’s operations subsequent to the acquisition date. All acquisition costs have been expensed in “Selling, general and administrative” in the Company’s Condensed Consolidated Statements of Income.

Prior to the acquisition, the Company held a 24.65% interest in FEXCO Group Holdings (“FEXCO Group”), which was a holding company for both the money transfer business as well as various unrelated businesses. The Company surrendered its 24.65% interest in FEXCO Group as non-cash consideration, which had an estimated fair value of $86.2 million on the acquisition date, and paid €123.1 million ($157.4 million) as additional consideration for 100% of the common shares of the money transfer business, resulting in a total purchase price of $243.6 million. The Company recognized no gain or loss in connection with the disposition of its equity interest in the FEXCO Group, because its estimated fair value approximated its carrying value. Pursuant to SFAS No. 141R, the Company recorded the assets and liabilities of FEXCO at fair value. The following table summarizes the allocation of purchase price for this acquisition:

Assets:
Cash acquired	$11.8
Settlement assets	43.0
Property and equipment	3.1
Goodwill	181.4
Other intangible assets	74.9
Other assets	2.3

Total assets	$316.5

Liabilities:
Accounts payable and accrued liabilities	$2.7
Settlement obligations	43.0
Income taxes payable	0.2
Deferred tax liability, net	10.0
Other liabilities	17.0

Total liabilities	72.9

Total consideration, including cash acquired	$243.6

The valuation of assets acquired resulted in $74.9 million of identifiable intangible assets, $64.8 million of which were attributable to the network of subagents, which were valued using an income approach, and $10.1 million relating to other intangibles, which were valued using both income and cost approaches. These fair values, along with the fair value of the Company’s 24.65% interest in FEXCO Group, were derived using primarily Level 3 inputs, as defined by SFAS No. 157. For the remaining assets and liabilities, fair value approximated carrying value. The subagent network intangible assets are being amortized over 10 to 15 years. The remaining intangibles are being amortized over two to three years. The goodwill recognized of $181.4 million is attributable to growth opportunities that will arise from the Company directly managing its agent relationships via a dedicated sales force, expected synergies, projected long-term business growth and an assembled workforce. All goodwill relates entirely to the consumer-to-consumer segment. The preliminary assessment of goodwill expected to be deductible for income tax purposes is approximately $90 million.

In December 2008, the Company acquired 80% of its existing money transfer agent in Peru for a purchase price of $35.0 million. The aggregate consideration paid was $29.7 million, net of a holdback reserve of $3.0 million. The Company acquired cash of $2.3 million as part of the acquisition. The $3.0 million holdback reserve will be paid in annual $1.0 million increments beginning December 2009, subject to the terms of the agreement. The results of operations of the acquiree have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price allocation resulted in $10.1 million of identifiable intangible assets, a significant portion of which were attributable to the network of subagents acquired by the Company. The identifiable intangible assets are being amortized over three to 10 years and goodwill of $24.8 million was recorded, which is expected to be deductible for income tax purposes. In addition, the Company has the option to acquire the remaining 20% of the money transfer agent and the money transfer agent has the option to sell the remaining 20% to the Company within 12 months after December 2013 at fair value.

In August 2008, the Company acquired the money transfer assets from its existing money transfer agent in Panama for a purchase price of $18.3 million. The consideration paid was $14.3 million, net of a holdback reserve of $4.0 million. In February 2009, $0.5 million of the holdback reserve was paid. The remainder is scheduled to be paid $1.2 million, $1.2 million, and $1.1 million in August 2009, August 2010 and August 2011, respectively, subject to the terms of the agreement. The results of operations of the acquiree have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price allocation resulted in $5.6 million of identifiable intangible assets, a significant portion of which were attributable to the network of subagents acquired by the Company. The identifiable intangible assets are being amortized over three to seven years and goodwill of $14.2 million was recorded, which is not expected to be deductible for income tax purposes.

4. Receivable for Securities Sold

On September 15, 2008, Western Union requested redemption of its shares in the Reserve International Liquidity Fund, Ltd., a money market fund, (the “Fund”) totaling $298.1 million, which was included in “Other assets” in the Condensed Consolidated Balance Sheet as of December 31, 2008. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that the Company’s redemption trades would be honored at a $1.00 per share net asset value. In January 2009, the Company received a partial distribution of $193.6 million from the Fund. As of March 31, 2009, the Company had a remaining balance of $104.5 million which is included in “Other assets” in the Condensed Consolidated Balance Sheet. The Company expects to receive and is vigorously pursuing collection of the remaining balance based on the maturities of the underlying investments in the Fund, the written and verbal representations from the Manager to date and the Company’s legal position regarding its right to full payment. Nevertheless, due to uncertainty surrounding the outcome of litigation facing the Fund, as well as potential variability in the ultimate amount and timing of the recovery of the remaining balance, the fair value of this financial asset may be less than the related carrying value. There is a risk that the redemption process could be delayed and that the Company could receive less than the $1.00 per share net asset value should pro-rata distribution occur. Based on net asset information provided by the Fund, the Company’s exposure related to pro-rata distribution could be approximately $12 million, excluding potential costs incurred by the Fund.

5. Restructuring and Related Expenses

Missouri and Texas Closures

During 2008, the Company closed substantially all of its facilities in Missouri and Texas and did not renew the Company’s collective bargaining agreement with the unionized workers employed at these locations. The decision also resulted in the elimination of certain management positions in these same facilities and resulted, along with other actions, in the Company no longer having employees working in the United States under a collective bargaining agreement.

The Company incurred severance and employee related benefit expenses for all union and certain affected management employees, facility closure expenses and other expenses associated with the relocation of these operations to existing Company facilities and third-party providers, including costs related to hiring, training, relocation, travel and professional fees.

The Company incurred cumulative total expenses of $46.3 million comprised of $13.1 million, $7.3 million, $7.8 million and $18.1 million in severance and other employee related costs, asset write-offs and incremental depreciation, lease terminations and other restructurings expenses, respectively, through December 31, 2008. No additional restructuring and related expenses were incurred in the three months ended March 31, 2009.

Other Reorganizations

Also during 2008, in addition to the Missouri and Texas closures, the Company restructured some of its operations and relocated or eliminated certain shared service and call center positions. The relocated positions were moved to the Company’s existing facilities or outsourced service providers in 2008.

The Company incurred cumulative total expenses of $36.6 million comprised of $31.2 million, $0.6 million and $4.8 million in severance and other employee related costs, asset write-offs and incremental depreciation and other restructuring expenses, respectively, through December 31, 2008. No additional restructuring and related expenses were incurred in the three months ended March 31, 2009.

Total Plans

The following table summarizes the activity for the related restructuring accrual balances for the three months ended March 31, 2009 (in millions):

	Restructuring accrual balances at December 31, 2008	Cash Payments	Restructuring accrual balances at March 31, 2009
Missouri and Texas Closures:

Severance and employee related	$2.7	$(1.6)	$1.1
Other	0.3	(0.2)	0.1

Total	$3.0	$(1.8)	$1.2

Other Reorganizations:

Severance and employee related	$22.1	$(9.2)	$12.9
Other	0.7	(0.4)	0.3

Total	$22.8	$(9.6)	$13.2

Through December 31, 2008, the Company recognized cumulative expenses of $62.8 million and $20.1 million in “Cost of services” and “Selling, general and administrative expenses,” respectively. The Company did not incur any material restructuring and related expenses in the three months ended March 31, 2009. Restructuring and related expenses reflected in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 were as follows (in millions):

Three Months Ended March 31, 2008
Cost of services	$22.4
Selling, general and administrative	1.8

Total restructuring and related expenses, pre-tax	$24.2

Total restructuring and related expenses, net of tax	$15.1

While these items were identifiable to the Company’s segments, these expenses were excluded from the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. Of the Company’s total restructuring and related expenses of $24.2 million incurred in the three months ended March 31, 2008, $18.5 million, $4.5 million and $1.2 million were attributable to the Company’s consumer-to-consumer, consumer-to-business and other segments, respectively. Of the Company’s cumulative restructuring and related expenses of $82.9 million incurred through December 31, 2008, $56.1 million, $23.4 million and $3.4 million were attributable to the Company’s consumer-to-consumer, consumer-to-business and other segments, respectively.

6. Fair Value Measurements

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how Western Union measures fair value, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis (in millions):

	March 31, 2009
	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
State and municipal debt instruments	$—	$456.1	$—	$456.1
Debt investments held with foreign banks	—	9.9	—	9.9
Debt securities issued by foreign governments	0.1	3.6	—	3.7
Derivatives	—	118.0	—	118.0

Total assets	$0.1	$587.6	$—	$587.7

Liabilities
Derivatives	$—	$7.7	$—	$7.7

Total liabilities	$—	$7.7	$—	$7.7

No non-recurring fair value adjustments were recorded in the three months ended March 31, 2009 except those associated with the acquisition of FEXCO as disclosed in Note 3, “Acquisitions.”

7. Commitments and Contingencies

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

The Company has $87.1 million in outstanding letters of credit and bank guarantees at March 31, 2009 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Pursuant to the separation and distribution agreement with First Data in connection with Western Union’s spin-off from First Data on September 29, 2006 (“Spin-off”), First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company’s business with the Company and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the Spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the Spin-off (See Note 14).

8. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commissions paid to these agents for the three months ended March 31, 2009 and 2008 totaled $53.5 million and $73.3 million, respectively. Commissions paid to FEXCO prior to February 24, 2009, the date of the acquisition, were considered related party transactions.

9. Settlement Assets and Settlement Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements.

Settlement assets and obligations are comprised of the following (in millions):

	March 31, 2009	December 31, 2008
Settlement assets:
Cash and cash equivalents	$20.0	$42.3
Receivables from selling agents	692.5	759.6
Investment securities	469.7	405.6

	$1,182.2	$1,207.5

Settlement obligations:
Money transfer and payment service payables	$787.4	$799.5
Payables to agents	394.8	408.0

	$1,182.2	$1,207.5

Investment securities consist primarily of high-quality state and municipal debt instruments. Substantially all of the Company’s investment securities were marketable securities during the periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state regulations. Western Union does not hold financial instruments for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments. At March 31, 2009, the significant majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. As of March 31, 2009 and December 31, 2008, gross unrealized gains were $2.3 million and $2.5 million, respectively, offset by gross unrealized losses of $0.4 million and $1.0 million, respectively.

On July 18, 2008, the Company entered into an agreement with IPS, a subsidiary of First Data, which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of the agreement, beginning on October 1, 2009 (the “Transition Date”), IPS will assign and transfer to the Company certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, the Company will assume IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders, and will terminate the existing agreement whereby IPS pays Western Union a fixed return on the outstanding money order balances (which vary from day to day but approximate $800 million). Following the Transition Date, Western Union will invest the cash received from IPS in high-quality, investment grade securities in accordance with applicable regulations, which are the same as those currently governing the investment of the Company’s United States originated money transfer principal. In anticipation of the Company’s exposure to fluctuations in interest rates, the Company has entered into interest rate swaps on certain of its fixed rate notes. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from the interest rate swaps, the Company estimates that it should be able to retain subsequent to the Transition Date a comparable rate of return through 2011 as it is receiving under its current agreement with IPS. Refer to Note 12 for additional information on the interest rate swaps.

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

10. Comprehensive Income

The components of other comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Net income	$223.9	$207.1
Unrealized gain/(loss) on investment securities, net of tax (expense)/benefit of $(0.1) million and $0.0 million, respectively	0.2	(0.1)
Unrealized gain/(loss) on hedging activities, net of tax (expense)/benefit of $(1.9) million and $3.1 million, respectively (a).	12.8	(29.4)
Pension liability adjustment, net of tax expense of $0.4 million and $0.2 million, respectively	0.5	0.5
Foreign currency translation adjustment, net of tax benefit/(expense) of $15.2 million and $(3.6) million, respectively (b)	(28.2)	6.7

Total other comprehensive income	$209.2	$184.8

(a)	Unrealized gains on hedging activities of $12.8 million, net of tax, for the three months ended March 31, 2009 represent changes in fair value of derivatives of $27.5 million, net of tax, offset by reclassifications into earnings of $14.7 million, net of tax.
(b)	The three months ended March 31, 2009 includes the impact to the foreign currency translation account of the surrender of the Company’s interest in the FEXCO Group. See Note 3, “Acquisitions.”

11. Employee Benefit Plans

Defined Benefit Plans

The Company has two frozen defined benefit pension plans for which it has a recorded unfunded pension obligation of $106.8 million and $107.1 million as of March 31, 2009 and December 31, 2008, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. No contributions were made to these plans by the Company in 2008 or during the three months ended March 31, 2009. Due to the impact of legislation enacted in late 2008, the Company will not be required to contribute to these plans during 2009, but estimates it will be required to fund approximately $20 to $25 million in 2010.

The following table provides the components of net periodic benefit cost for the defined benefit pension plans (in millions):

	Three Months Ended March 31,
	2009	2008
Interest cost	$5.9	$6.1
Expected return on plan assets	(6.2)	(6.9)
Amortization of actuarial loss	0.9	0.7
Employee termination costs	—	2.5

Net periodic benefit cost	$0.6	$2.4

The Company recorded $2.5 million of expense in the three months ended March 31, 2008 related to the termination of certain retirement eligible union and management plan participants in connection with the restructuring and related activities disclosed in Note 5.

12. Derivatives

The Company is exposed to foreign currency risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar, Australian dollar and other currencies, related to forecasted revenues and also on settlement assets and obligations denominated in these and other currencies. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to minimize its exposures related to changes in foreign currency exchange rates and interest rates and not to engage in speculative derivative activities. Foreign currency forward contracts and interest rate swaps of varying maturities are used in these risk management activities.

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

Foreign Currency Hedging

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year at any point in time, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies. At March 31, 2009, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of one year. The Company assesses the effectiveness of these foreign currency forward contracts based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative (losses)/gains, net” within the Company’s Condensed Consolidated Statements of Income. Differences between changes in the forward rates and spot rates, along with all changes in the fair value during periods in which the instrument is not designated as a hedge, were excluded from the measure of effectiveness.

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

The aggregate United States dollar notional amount of foreign currency forward contracts held by the Company as of March 31, 2009 are as follows (in millions):

Contracts not designated as hedges:
Euro	$250.6
British pound	$35.4
Other	$28.1
Contracts designated as hedges:
Euro	$533.3
British pound	$102.1
Canadian dollar	$100.5
Other	$74.5

Interest Rate Hedging

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges utilizing the short-cut method in SFAS No. 133, which permits an assumption of no ineffectiveness if certain criteria are met. The change in fair value of the interest rate swaps is offset by a change in the balance of the debt being hedged within the Company’s “Borrowings” in the Condensed Consolidated Balance Sheets and interest expense has been adjusted to include the effects of payments made and received under the swaps.

At March 31, 2009, the Company held interest rate swaps in an aggregate notional amount of $600 million on its 5.400% notes due 2011. The notional amounts outstanding at March 31, 2009 included interest rate swaps entered into by the Company to reduce the economic exposure from fluctuations in interest rates that will impact the return the Company receives under its existing agreement with IPS (Note 9).

During the first quarter of 2009, the Company terminated an interest rate swap with a notional amount of $110 million and received cash, excluding interest, of $14.6 million related to this swap, the offset of which was recognized in “Borrowings” and will be reclassified as a reduction to “Interest expense” over the life of the related 5.930% notes due 2016.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31, 2009	December 31, 2008		March 31, 2009	December 31, 2008
Derivatives—hedges:
Interest rate fair value hedges	Other assets	$41.2	$48.9	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	73.5	65.0	Other liabilities	4.3	6.7

Total		$114.7	$113.9		$4.3	$6.7

Derivatives—undesignated:
Foreign currency	Other assets	$3.3	$2.9	Other liabilities	$3.4	$4.1

Total		$3.3	$2.9		$3.4	$4.1

Total derivatives		$118.0	$116.8		$7.7	$10.8

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying SFAS No. 133 hedging instruments and those that are not, for the three months ended March 31, 2009 and 2008 (in millions):

Fair Value Hedges – Gain/(Loss)

	Gain Recognized in Income on Derivatives (b)			Hedged Items	Gain/(Loss) Recognized in Income on Related Hedged Item (b)
	Location	Amount			Location	Amount
Derivatives		March 31, 2009	March 31, 2008			March 31, 2009	March 31, 2008
Interest rate contracts	Interest expense	$2.1	$2.9	Fixed-rate debt	Interest expense	$1.1	$(2.7)

Total gain/(loss)		$2.1	$2.9			$1.1	$(2.7)

Cash Flow Hedges – Gain/(Loss)

Derivatives	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
			Location	Amount		Location	Amount
	March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008
Foreign currency contracts	$32.1	$(44.1)	Revenue	$17.8	$(11.2)	Derivative (losses)/gains, net	$(4.1)	$7.5
Interest rate contracts (d)	—	—	Interest expense	(0.4)	(0.4)	Derivative (losses)/gains, net	—	—

Total gain/(loss)	$32.1	$(44.1)		$17.4	$(11.6)		$(4.1)	$7.5

Undesignated – Gain/(Loss)

Derivatives	Gain/(Loss) Recognized in Income on Derivative
	Location	Amount
		March 31, 2009	March 31, 2008
Foreign currency contracts (a)	Selling, general and administrative	$12.0	$(26.7)
Foreign currency contracts (e)	Derivative (losses)/gains, net	1.6	(2.3)

Total gain/(loss)		$13.6	$(29.0)

(a)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. The gain of $12.0 million generated by the undesignated foreign currency contracts for the three months ended March 31, 2009 was offset by a foreign exchange loss on settlement assets and obligations and cash balances of $(15.4) million. The foreign exchange loss of $(26.7) million generated by the undesignated foreign currency contracts for the three months ended March 31, 2008 was offset by a foreign exchange gain on settlement assets and obligations and cash balances of $27.7 million.
(b)	The net gain of $3.2 million and $0.2 million in interest expense in the three months ended March 31, 2009 and 2008, respectively, from the fair value hedges represents the net interest benefit accrued on the swaps during the period. The fair value of all future receipts and payments on the swaps are completely offset by changes in the value of the hedged debt.
(c)	The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates. The ineffectiveness recognized in interest rate contracts is attributable to certain forecasted debt hedges and the timing of the related debt issuance changing from original expectation.
(d)	The Company incurred an $18.0 million loss on the termination of these swaps in 2006 which is included in “Accumulated other comprehensive loss” and is reclassified as an increase to interest expense over the life of the related notes.
(e)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax gain of $58.5 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2009. Approximately $1.7 million of losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of March 31, 2009. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

13. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value (e)	Carrying Value	Fair Value (e)
Due in less than one year:
Commercial paper	$—	$—	$82.9	$82.9
Term loan (a)	—	—	500.0	500.0

Due in greater than one year:
5.400% notes, net of discount, due 2011 (b)	1,040.9	1,012.0	1,042.8	962.9
6.500% notes, net of discount, due 2014 (c)	498.3	506.9	—	—
5.930% notes, net of discount, due 2016 (d)	1,013.9	917.2	1,014.4	903.5
6.200% notes, net of discount, due 2036	497.5	387.2	497.4	391.4
Other borrowings	6.0	6.0	6.0	6.0

Total borrowings	$3,056.6	$2,829.3	$3,143.5	$2,846.7

(a)	The term loan due in December 2009 (“Term Loan”) was paid and financed with the issuance of the 6.500% notes due 2014 (“2014 Notes”) on February 26, 2009.

(b)	At March 31, 2009 and December 31, 2008, the Company held interest rate swaps related to the 5.400% notes due 2011 (“2011 Notes”) with an aggregate notional amount of $600 million and $550 million, respectively. During 2008, the Company terminated an aggregate notional amount of $195 million of interest rate swaps. The Company received cash, excluding interest, of $10.7 million on the termination of these swaps the offset of which is reflected in “Borrowings” and will be reclassified as a reduction to “Interest expense” over the life of the 2011 Notes.
(c)	The 2014 Notes were issued on February 26, 2009 and the proceeds were used to redeem the Term Loan.
(d)	At December 31, 2008, the Company held an interest rate swap related to the 5.930% notes due 2016 (“2016 Notes”) with an aggregate notional amount of $110 million. During the first quarter of 2009, the Company terminated the swap. The Company received cash, excluding interest, of $14.6 million on the termination of this swap, the offset of which is reflected in “Borrowings” and will be reclassified as a reduction to “Interest expense” over the life of the 2016 Notes. For further information regarding the interest rate swap, refer to Note 12, “Derivatives.”
(e)	At December 31, 2008, the fair value of commercial paper approximates its carrying value due to the short term nature of the obligations. The fair value of the Term Loan approximates its carrying value as it was a variable rate loan and Western Union credit spreads did not move significantly between the date of the borrowing (December 5, 2008) and December 31, 2008. The fair value of the fixed rate notes is determined by obtaining quotes from multiple, independent banks and excludes the impact of discounts and related interest rate swaps.

Exclusive of discounts and the fair value of the interest rate swaps, maturities of borrowings as of March 31, 2009 are $1.0 billion in 2011, $500 million in 2014 and $1.5 billion thereafter. At March 31, 2009, there are no contractual maturities on borrowings during 2009 and 2010.

The Company’s obligations with respect to its outstanding borrowings as described above rank equally.

2014 Notes

On February 26, 2009, the Company issued $500 million of aggregate principal amount of 2014 Notes to repay the balance of the Term Loan which was scheduled to mature in December 2009. Interest with respect to the 2014 Notes is payable semiannually on February 26 and August 26 each year based on the fixed per annum interest rate of 6.500%. The 2014 Notes contain covenants that, among other things, limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2014 Notes at any time prior to maturity at the greater of par or the applicable make whole premium.

14. Income Taxes

The Company’s effective tax rates on pre-tax income for the three months ended March 31, 2009 and 2008 were 26.6% and 29.2%, respectively. The Company continues to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than its combined federal and state tax rates in the United States. In addition, the decreasing effective tax rate in 2009 compared to 2008 is also attributed to the implementation in 2008 of foreign tax efficient strategies consistent with the Company’s overall tax planning.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2009 and December 31, 2008, was $386.1 million and $361.2 million, respectively, excluding interest and penalties. A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $377.2 million and $352.4 million as of March 31, 2009 and December 31, 2008, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $4.3 million and $3.9 million in interest and penalties during the three months ended March 31, 2009 and 2008, respectively. The Company has accrued $39.9 million and $35.8 million for the payment of interest and penalties at March 31, 2009 and December 31, 2008, respectively.

Subject to the matter referenced in the paragraph below, the Company has identified no other uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the three months ended March 31, 2009 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. The United States Internal Revenue Service (“IRS”) has issued a report of the results of its examination of the United States federal consolidated income tax return of First Data for 2002, and the Company believes that the resolution of the adjustments that affect the Company proposed in the report will not result in a material change to the Company’s financial position. In addition, the IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of March 31, 2009, interest on the alleged amounts due for unagreed adjustments would be approximately $25 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, the Company filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. The Company believes its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, the Company’s tax provision related to 2003 and later years would materially increase. The Irish income tax returns of certain subsidiaries for the years 2004 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At March 31, 2009, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.7 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Tax Allocation Agreement with First Data

The Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the Company, subsequent adjustments may occur that may impact the Company’s financial position or results of operations.

Also under the tax allocation agreement, with respect to taxes and other liabilities that result from a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion) (“Spin-off Related Taxes”), the Company will be liable to First Data for any such Spin-off Related Taxes attributable solely to actions taken by or with respect to the Company. In addition, the Company will also be liable for 50% of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (ii) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on the Company’s business, financial position and results of operations. First Data generally will be liable for all Spin-off Related Taxes, other than those described above.

15. Stock Compensation Plans

2006 LTIP

In February 2009, the Compensation Committee of the Company’s board of directors granted the Company’s executives long-term incentive awards under the 2006 Long-Term Incentive Plan (“2006 LTIP”) which consisted of one-third restricted stock units, one-third stock option awards and one-third performance-based cash awards. The performance-based cash awards are based on strategic performance objectives for the next two years and are payable in equal installments on the second and third anniversaries of the award, assuming the applicable performance objectives are satisfied. Based on their contributions to the Company and additional assumed responsibilities, certain executives received an incremental grant of restricted stock units which fully vest on the fourth anniversary of the grant date. Additionally, non-executive employees of the Company participating in the 2006 LTIP received annual equity grants of 50% stock option awards and 50% restricted stock units, representing a change from the 75% stock option awards and 25% restricted stock awards or units previously granted under the 2006 LTIP. The employee stock option awards vest in 25% increments on each of the first through fourth anniversaries of the grant date and restricted stock units vest in full on the third anniversary of the grant date.

Stock Option Activity

A summary of Western Union stock option activity for the three months ended March 31, 2009 is as follows (options and aggregate intrinsic value in millions):

	Three Months Ended March 31, 2009
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	43.6	$19.11
Granted	3.4	11.88
Exercised	(0.4)	12.48
Cancelled/forfeited	(1.3)	18.58

Outstanding at March 31,	45.3	$18.64	5.9	$4.6

Options exercisable at March 31,	37.0	$19.00	5.2	$2.3

As of March 31, 2009 and 2008, approximately 43% and 53% of outstanding options to purchase shares of common stock of the Company were held by employees of First Data, respectively.

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 were $0.7 million and $22.3 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units for the three months ended March 31, 2009 is listed below (awards/units in millions):

	Three Months Ended March 31, 2009
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	1.2	$20.32
Granted	1.5	11.87
Vested	—	15.62
Forfeited	(0.1)	19.01

Non-vested at March 31,	2.6	$15.45

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Condensed Consolidated Statements of Income resulting from stock options, restricted stock awards, and restricted stock units for the three months ended March 31, 2009 and 2008 (in millions, except per share data). A benefit to earnings is reflected as a positive and a reduction to earnings is reflected as a negative.

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense impact on income before income taxes	$(8.4)	$(7.7)
Income tax benefit from stock-based compensation expense	2.7	2.2

Net income impact	$(5.7)	$(5.5)

Earnings per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Three Months Ended March 31,
	2009	2008
Stock options granted:
Weighted-average risk-free interest rate	1.9%	2.9%
Weighted-average dividend yield	0.2%	0.2%
Volatility	46.9%	31.2%
Expected term (in years)	5.5	5.9
Weighted-average fair value	$5.24	$7.30

All assumptions used to calculate the fair market value of Western Union’s stock options granted during the three months ended March 31, 2009 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except for changes in the volatility calculation. The Company updated the historical volatility portion of its volatility assumption to include a blend of historical volatility of Western Union and First Data stock instead of peer group historical volatility which was used prior to 2009.

16. Segments

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

The consumer-to-consumer reporting segment is viewed as one global network where a money transfer can be sent from one location to another, anywhere in the world. The segment, which consists of three regions, is now managed as two areas, primarily to coordinate agent network management and marketing activities. The CODM makes decisions regarding resource allocation and monitors performance based on specific corridors within and across these regions, but also reviews total revenue and operating profit of each region. These regions frequently interact on transactions with consumers and share processes, systems and licenses, thereby constituting one global consumer-to-consumer money transfer network. The regions and corridors offer generally the same services distributed by the same agent network, have the same types of customers, are subject to similar regulatory requirements, are processed on the same system, and have similar economic characteristics, allowing the geographic regions to be aggregated into one reporting segment.

Historically, consumer-to-consumer segment revenue has increased sequentially from the first quarter to the fourth quarter in most years and declined from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related to the holiday season in various countries during the fourth quarter.

All businesses that have not been classified into consumer-to-consumer or consumer-to-business are reported as “Other.” These businesses primarily include the Company’s money order and prepaid services businesses. Expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services, new prepaid service offerings and costs incurred in connection with mergers and acquisitions are included in “Other”.

During the three months ended March 31, 2008, the Company incurred expenses of $24.2 million for restructuring and related activities, which were not allocated to the segments. While these items were identifiable to the Company’s segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 5.

The following table presents the Company’s reportable segment results for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Revenues:
Consumer-to-Consumer:
Transaction fees	$785.6	$834.6
Foreign exchange revenue	204.3	209.3
Other revenues	13.8	9.9

	1,003.7	1,053.8
Consumer-to-Business:
Transaction fees	163.0	176.6
Foreign exchange revenue	0.8	0.7
Other revenues	10.4	12.5

	174.2	189.8
Other:
Transaction fees	9.9	9.6
Commission and other revenues	13.4	12.7

	23.3	22.3

Total consolidated revenues	$1,201.2	$1,265.9

Operating income:
Consumer-to-Consumer	$286.7	$273.3
Consumer-to-Business	50.5	56.2
Other	3.7	4.0

Total segment operating income	340.9	333.5
Restructuring and related expenses	—	(24.2)

Total consolidated operating income	$340.9	$309.3

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2.

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the “company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under “Risk Factors” included within the Annual Report on Form 10-K for the year ended December 31, 2008. The statements are only as of the date they are made, and the company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which we operate; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents, or the value of, or our ability to recover our investments; changes in immigration laws, patterns and other factors related to migrants; technological changes, particularly with respect to e-commerce; the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering and terrorist financing, and/or changing regulatory or enforcement interpretations of those laws; our ability to attract and retain qualified key employees and to manage our workforce successfully; changes in foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers; political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide; significantly slower growth or declines in the money transfer market and other markets in which we operate; failure to implement agent contracts according to schedule; our ability to maintain our agent network and biller relationships under terms consistent with or more advantageous to us than those currently in place; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally; failure to manage credit and fraud risks presented by our agents and consumers or non performance of our financial services providers and insurance carriers; adverse rating actions by credit rating agencies; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof; our ability to favorably resolve tax matters with the Internal Revenue Service and other tax jurisdictions; changes in industry standards affecting our business; changes in accounting standards, rules and interpretations; failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other nonbank money transfer services providers, including telecommunications providers, card associations and card-based payment providers; our ability to grow our core businesses; our ability to develop and introduce new products, services and enhancements, and gain market acceptance of such products; our ability to protect our brands and our other intellectual property rights; our ability to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; any material breach of security of or interruptions in any of our systems; mergers, acquisitions and integration of acquired businesses and technologies into our company and the realization of anticipated synergies from these acquisitions; adverse consequences from our spin-off from First Data Corporation (“First Data”), including resolution of certain ongoing matters; decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; decisions to change our business mix; cessation of various services provided to us by third-party vendors; catastrophic events; and management’s ability to identify and manage these and other risks.

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

•

Consumer-to-business payment services, which allow consumers to send funds to businesses and other organizations that receive consumer payments, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies (sometimes referred to as “billers”) through our network of third-party agents and various electronic channels. While we continue to pursue international expansion of our offerings in selected markets, such as our offerings of walk-in, cash bill payment service in certain countries in Central and South America, the segment’s revenue was primarily generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue for all periods presented.

Significant Financial and Other Highlights

Significant financial and other highlights for the three months ended March 31, 2009 include:

•	We generated $1,201.2 million in total consolidated revenues compared to $1,265.9 million for the comparable period in the prior year, representing a decline of 5%.

•

We generated $340.9 million in consolidated operating income compared to $309.3 million for the comparable period in the prior year. The prior year results included $24.2 million in restructuring and related expenses.

•	Our operating income margin was 28% compared to 24% for the comparable period in the prior year. The prior year results included $24.2 million in restructuring and related expenses.

•

Consolidated net income was $223.9 million, representing an increase of 8% over the comparable period in the prior year, due in part to the $15.1 million of restructuring and related expenses, net of tax, incurred in the three months ended March 31, 2008 which did not recur in the comparable period in 2009.

•	We completed 45.9 million consumer-to-consumer transactions worldwide, an increase of 7% over the comparable period in the prior year.

•

Our consumers transferred $16 billion in consumer-to-consumer principal, of which $15 billion related to cross-border principal, which represented a decrease of 4% in consumer-to-consumer principal and a 3% decline in cross-border principal over the comparable period in the prior year.

•	We completed 105.9 million consumer-to-business transactions, representing an increase of 2% over the comparable period in the prior year.

•	Consolidated cash flows provided by operating activities was $356.6 million, an increase of 12% over the comparable period in the prior year.

•	We completed the acquisition of the money transfer business of one of our largest European-based agents, FEXCO, for $243.6 million, including $157.4 million of cash consideration.

Adoption of SFAS No. 157

On January 1, 2009, we adopted the deferred provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as defined by Financial Accounting Standards Boards (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 deferred the adoption date for certain non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.

Adoption of SFAS No. 141R

Effective January 1, 2009, we adopted the provisions of SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement establishes a framework to disclose and account for business combinations consummated on or after January 1, 2009 and applies to all transactions in which an entity gains control of one or more businesses. Under SFAS No. 141R, we account for business combinations achieved in stages by re-measuring any noncontrolling equity investments in the acquiree to fair value as of the acquisition date immediately before obtaining control. All re-measurement gains and losses are recognized in earnings and the total fair values of the identifiable assets, liabilities and any noncontrolling interests are recorded in the consolidated balance sheet. We are also impacted by the adoption as it relates to costs involved with an acquisition, which are expensed as incurred. Additionally, under SFAS No. 141R, assets and liabilities are recorded at their fair market values as of the date of acquisition with the remaining excess of purchase price over the fair market value of the net assets acquired going to goodwill. Any contingent consideration related to the acquisition is recognized at its acquisition date fair value with subsequent changes in fair value generally reflected in earnings. SFAS No. 141R requires any adjustments to the assessed fair values of the assets, liabilities and any noncontrolling interests made subsequent to the acquisition date, due to facts that existed at the acquisition date, but within the measurement period, to be recorded as an adjustment to goodwill. All other adjustments are recorded in income, including changes in tax contingencies.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2009 compared to the same period in 2008. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between our company’s segments have been eliminated.

We incurred expenses of $24.2 million for the three months ended March 31, 2008 for restructuring and related activities, which were not allocated to segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

Overview

The following table sets forth our results of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	% Change
(in millions, except per share amounts)
Revenues:
Transaction fees	$958.5	$1,020.8	(6)%
Foreign exchange revenue	205.1	210.0	(2)%
Commission and other revenues	37.6	35.1	7%

Total revenues	1,201.2	1,265.9	(5)%
Expenses:
Cost of services	669.1	758.6	(12)%
Selling, general and administrative	191.2	198.0	(3)%

Total expenses	860.3	956.6	(10)%

Operating income	340.9	309.3	10%
Other income/(expense):
Interest income	3.7	17.7	(79)%
Interest expense	(40.0)	(45.0)	(11)%
Derivative (losses)/gains, net	(3.6)	6.8	*
Other income, net	4.2	3.7	14%

Total other expense, net	(35.7)	(16.8)	*

Income before income taxes	305.2	292.5	4%
Provision for income taxes	81.3	85.4	(5)%

Net income	$223.9	$207.1	8%

Earnings per share:
Basic	$0.32	$0.28	14%
Diluted	$0.32	$0.27	19%
Weighted-average shares outstanding:
Basic	707.1	746.7
Diluted	708.0	756.8

*	Calculation not meaningful

Revenues Overview

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenues declined 5% during the three months ended March 31, 2009. The revenue decrease is attributable to the strengthening of the United States dollar compared to most other foreign currencies, which adversely impacted revenue growth by approximately 5%, as discussed below. The weakening global economy and its impact on Western Union customers contributed to the decrease in revenue and slowing transaction growth. Also, impacting revenue was geographic mix, product mix including intra-country activity which has a lower revenue per transaction than cross-border transactions and price decreases.

Within our consumer-to-consumer segment, the Europe, Middle East, Africa and South Asia (“EMEASA”) region, which represented 43% of our total consolidated revenue for the three months ended March 31, 2009, experienced revenue declines and slower transaction growth rates during the three months ended March 31, 2009 compared to the corresponding period in the prior year due to most of the same factors discussed earlier related to the consolidated results. The acquisition of FEXCO’s money transfer business did not have an impact on our revenue as we were already recognizing 100% of the revenue arising from money transfers originating at FEXCO’s subagents.

The Americas region (which includes North America, Latin America, the Caribbean and South America), which represented a third of our total consolidated revenue, experienced revenue declines due primarily to the overall weakening of the United States economy.

The consumer-to-business segment, which is discussed in greater detail in “Segment Discussion,” also experienced a revenue decline during the three months ended March 31, 2009 compared to the corresponding period in the prior year. Revenue was adversely impacted by the continued weakening economic situation in the United States and by a shift to lower revenue per transaction products in a portion of this segment.

Foreign exchange revenue decreased for the three months ended March 31, 2009 over the corresponding previous period at a rate relatively consistent with the decrease in our revenue from our cross-currency, international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar for the three months ended March 31, 2009 have resulted in a reduction to transaction fee and foreign exchange revenue of $60.7 million over the same period in the prior year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The impact to earnings per share during the quarter was less than the revenue impact due to the translation of expenses and our foreign currency hedging program. The majority of our foreign currency exchange rate exposure is related to the EMEASA region. If exchange rates between the United States dollar and other currencies remain constant with those experienced in the first quarter of 2009, we expect a continued negative impact on our revenue for the remainder of 2009.

Operating expenses overview

Restructuring and related expenses

For the three months ended March 31, 2008, restructuring and related expenses of $22.4 million and $1.8 million are classified within “cost of services” and “selling, general and administrative,” respectively, in the condensed consolidated statements of income. These restructuring and related expenses are associated with the closure of our facilities in Missouri and Texas and other reorganization plans executed in the first quarter of 2008.

Cost of services

Cost of services primarily consists of agent commissions and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services decreased for the three months ended March 31, 2009 compared to the corresponding previous period due primarily to agent commissions, which decrease as revenues decrease, the restructuring costs incurred in 2008 which did not recur in 2009 and the strengthening of the United States dollar compared to most other foreign currencies which resulted in a favorable impact on the translation of our expenses. Cost of services as a percentage of revenue was 56% and 60% during the three months ended March 31, 2009 and 2008, respectively. The decrease in cost of services as a percentage of revenue for the three months ended March 31, 2009 compared to the corresponding period in 2008 was generally due to the restructuring costs incurred in 2008 and the related cost savings in 2009 as well as signing selective agents at lower commission rates than in 2008, offset somewhat by certain agents signing at higher commission rates.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) decreased for the three months ended March 31, 2009 compared to the corresponding period in the previous year primarily due to decreased employee compensation and related expenses, the timing of marketing initiatives, better leveraging of our marketing expenses and the strengthening of the United States dollar compared to most other foreign currencies which resulted in a favorable impact.

Marketing related expenditures, principally classified within SG&A, were approximately 4% and 5% of revenue during the three months ended March 31, 2009 and 2008, respectively. The decrease over prior year is due to timing of marketing initiatives and better leveraging of our marketing expenditures. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” and other initiatives in order to best maximize the return on these investments.

Interest income

Interest income during the three months ended March 31, 2009 decreased due to lower short-term interest rates and, to a lesser extent, lower average interest bearing cash balances.

Interest expense

Interest expense decreased during the three months ended March 31, 2009 compared to the same period in the prior year due to lower short-term interest rates and lower average borrowing balances.

Derivative (losses)/gains, net

Derivative (losses)/gains, net for the three months ended March 31, 2009 and 2008 relate primarily to the portion of the change in fair value of foreign currency accounting hedges that is excluded from the measurement of effectiveness, which includes (a) differences between changes in forward rates and spot rates, and (b) gains or losses on the contract and any offsetting positions during periods in which the instrument is not designated as a hedge. Although the majority of changes in the value of our hedges are deferred in accumulated other comprehensive income or loss until settlement (i.e. spot rate changes), the remaining portion of changes in value are recognized in income as they occur.

Other income, net

Other income, net increased during the three months ended March 31, 2009 compared to the corresponding period in 2008 primarily due to increased earnings on our equity method investments, partially offset by no equity method earnings for FEXCO recorded subsequent to the acquisition date.

Income taxes

Our effective tax rates on pretax income were 26.6% and 29.2% for the three months ended March 31, 2009 and 2008, respectively. We continue to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than our combined federal and state tax rates in the United States. In addition, in 2008, we implemented additional foreign tax efficient strategies consistent with our overall tax planning which impacted our effective tax rate for all subsequent periods.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of March 31, 2009, the total amount of unrecognized tax benefits is a liability of $426.0 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods.

The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of March 31, 2009, interest on the alleged amounts due for unagreed adjustments would be approximately $25 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. We believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase.

Earnings per share

During the three months ended March 31, 2009, basic and diluted earnings per share were both $0.32. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options on the presented dates are exercised and shares of restricted stock have vested. As of March 31, 2009 and 2008, there were 43.1 million and 8.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits of options and restricted stock are available to acquire shares at an average price throughout the year, and therefore, reduce the dilutive effect throughout the year. The increase in anti-dilutive shares is primarily due to the majority of our outstanding options having an exercise price higher than our average stock price for the three months ended March 31, 2009.

Of the 45.3 million outstanding options to purchase shares of our common stock as of March 31, 2009, approximately 43% are held by employees of First Data.

Earnings per share increased during the three months ended March 31, 2009 compared to the same period in the prior year due to increased net income as a result of the previously described factors, and lower weighted-average shares outstanding. The lower number of shares outstanding was driven by stock repurchases exceeding stock option exercises during the period from January 1, 2008 through March 31, 2009.

Segment Discussion

We manage our business around the consumers we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and consumer-to-business. Businesses not considered part of these segments are categorized as “Other.” Expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services, new prepaid service offerings and costs incurred in connection with mergers and acquisitions are included in “Other.”

We incurred expenses of $24.2 million for restructuring and related activities during the three months ended March 31, 2008, which were not allocated to segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2009 and 2008.

	Three Months ended March 31,
	2009	2008
Consumer-to-consumer (a)
EMEASA	43%	42%
Americas	33%	34%
APAC	8%	7%

Total Consumer-to-consumer	84%	83%
Consumer-to-business	14%	15%
Other	2%	2%

Total	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three months ended March 31, 2009.

	Three Months Ended March 31,
	2009	2008	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$785.6	$834.6	(6)%
Foreign exchange revenue	204.3	209.3	(2)%
Other revenues	13.8	9.9	39%

Total revenues	$1,003.7	$1,053.8	(5)%

Operating income	$286.7	$273.3	5%
Operating income margin	29%	26%
Key indicators:
Consumer-to-consumer transactions	45.9	43.1	7%

The table below sets forth transaction and revenue growth/(decline) rates by region for the three months ended March 31, 2009 and 2008.

Three Months Ended March 31, 2009
Consumer-to-consumer transaction growth/(decline) (a)
EMEASA	15%
Americas	(3)%
APAC	25%
Consumer-to-consumer revenue (decline)/growth (a)
EMEASA	(4)%
Americas	(7)%
APAC	3%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 7% and 6% of consolidated Western Union revenues during the three months ended March 31, 2009 and 2008, respectively. No individual country, other than the United States, represented more than approximately 6% of our consolidated revenue for the three months ended March 31, 2009.

Transaction fees and foreign exchange revenue

Consumer-to-consumer money transfer revenue declined 5% on transaction growth of 7% for the three months ended March 31, 2009 over the same period in 2008. The revenue decline is attributable to the strengthening of the United States dollar compared to most other foreign currencies, which adversely impacted revenue growth by approximately 6%, as discussed below. The weakening global economy and its impact on Western Union customers contributed to the decrease in revenue and slowing transaction growth. Also, impacting revenue was geographic mix, product mix including intra-country activity which has a lower revenue per transaction than cross border transactions and price decreases. Our international consumer-to-consumer business experienced a revenue decline of 3% on transaction growth of 11%. Our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer business outside of the United States also experienced revenue declines on transaction increases for the three months ended March 31, 2009 as a result of the factors described above.

Revenue in our EMEASA region declined 4% during the three months ended March 31, 2009, compared to the same period in 2008. Certain of our European markets experienced revenue declines during the three months ended March 31, 2009 as compared to the same period in 2008. The revenue decline in the EMEASA region was primarily driven by the impact of translating foreign currency denominated revenues into the United States dollar, as further described below. Also, impacting EMEASA revenue was geographic mix and price decreases. Our money transfer business to India for the three months ended March 31, 2009 versus the same period in 2008 continued to grow with strong transaction and revenue growth of 42% and 19%, respectively. Over the same period, transaction growth and, to a lesser extent, revenue growth in the Gulf States continued to be strong.

Americas revenue declined 7% on transaction declines of 3% for the three months ended March 31, 2009 compared to the same period in 2008. Contributing to the overall decline in the Americas region was the domestic business which experienced revenue declines of 10% on transaction declines of 7% and our Mexico business with revenue declines of 10% on transaction declines of 9%. Our United States domestic and Mexico business revenue declined due to the continued weakening of the United States economy and rising unemployment.

In early July 2008, the Arizona Court of Appeals overturned a trial court’s ruling in Western Union’s favor regarding the authority of the Arizona Attorney General to seize money transfers originated in states other than Arizona and intended for payment in Mexico. In December, the Arizona Supreme Court agreed to hear the case, which was argued on January 13, 2009. The Arizona Supreme Court has not yet issued a decision. The Arizona Attorney General has not attempted to resume the type of seizures that are at issue in this litigation. However, we remain subject to scrutiny in Arizona by law enforcement and regulatory agencies. The Arizona Attorney General has and continues to make extensive data requests of us regarding our operations, our agents and our consumers.

The legal and regulatory environment in Arizona remains challenging, and we could become subject to additional civil and possibly criminal actions. For example, in recent weeks, the Arizona Attorney General has publicly alleged that Western Union’s money transfer system, in violation of law, has facilitated third-party criminal activity. Although Western Union vigorously disagrees with any allegation that it has failed to comply with applicable laws, the Company hopes to resolve these issues in a manner reasonably acceptable to all parties. However, additional civil or criminal actions are possible and could have a material adverse effect on our business, financial position and results of operations.

APAC revenue increased 3% on transaction growth of 25% for the three months ended March 31, 2009 compared to the same period in 2008, driven by strong inbound growth to the region. The Philippines continues to be a main driver of inbound growth, even though the growth in this market has moderated during the three months ended March 31, 2009 compared to the first quarter of 2008. Growth in the Philippines was offset to some extent by declines in other countries, such as China, due to the weakening global economy described above and the decline in high revenue transactions from small entrepreneurs that typically make purchases in China. China revenue and transactions declined 13% and 1% for the three months ended March 31, 2009, respectively.

Foreign exchange revenue decreased for the three months ended March 31, 2009 over the corresponding previous period at a rate relatively consistent with the decrease in our revenue from our cross-currency, international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar for the three months ended March 31, 2009 have resulted in a reduction to transaction fee and foreign exchange revenue of $57.9 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The majority of our exposure is related to the EMEASA region. If exchange rates between the United States dollar and other currencies remain constant with those experienced in the first quarter of 2009, we expect a continued negative impact on our revenue for the remainder of 2009.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. For the full year 2009, we expect that such fee decreases and foreign exchange actions may be around 2% of total Western Union revenue compared to 1% for the full year 2008.

Contributing to the increase in total consumer-to-consumer money transfer transaction growth in all periods presented was the growth in transactions at existing agent locations, the increased number of agent locations and marketing campaigns promoting the Western Union brand and services. The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers to generate transactions. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 379,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of March 31, 2009, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Historically, consumer-to-consumer segment revenue has typically increased from the first quarter to the fourth quarter each year, and declined from the fourth quarter to the first quarter of the following year. This seasonal fluctuation is related in part to holidays in various countries during the fourth quarter. However, prior results may not be indicative of future periods.

Operating income

Consumer-to-consumer operating income increased 5% during the three months ended March 31, 2009 compared to the same period in 2008 due to lower agent commission costs and savings realized from the 2008 restructurings. These factors also contributed to the increase in operating income margin.

Consumer-to-Business Segment

The following table sets forth our consumer-to-business segment results of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$163.0	$176.6	(8)%
Other revenues	11.2	13.2	(15)%

Total revenues	$174.2	$189.8	(8)%

Operating income	$50.5	$56.2	(10)%
Operating income margin	29%	30%

Key indicators:
Consumer-to-business transactions	105.9	103.5	2%

Revenues

During the three months ended March 31, 2009, the consumer-to-business segment revenue was adversely impacted by the continued weakening economic situation in the United States and by a shift to lower revenue per transaction products in a portion of our segment. Many United States consumers who would use our services are having difficulty paying their bills and are unable to obtain credit in any form, resulting in us handling fewer bill payments. Nearly 90% of the segment’s revenues are generated in the United States.

Transaction growth during the three months ended March 31, 2009 compared to the corresponding period in the prior year, was driven by our South America business which carries a lower revenue per transaction than our United States bill payment businesses which declined, resulting in a decrease in overall revenue.

Operating income

For the three months ended March 31, 2009, operating income decreased compared to the same period in the prior year primarily due to operating income declines related to the United States-based bill payments businesses and expenses associated with changes to our segment’s senior management, offset slightly by the savings generated from the 2008 restructurings and an increase in operating profit in our South America business.

The decline in operating income margin in the segment is due to the factors described above and continues to be impacted by the decline in the United States cash-based payments businesses which have a higher operating income margin compared to our South America business.

Other

The following table sets forth other results for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	% Change
(dollars in millions)
Revenues	$23.3	$22.3	4%
Operating income	$3.7	$4.0	(8)%
Operating income margin	16%	18%

Revenues

Revenue increased slightly for the three months ended March 31, 2009 over the same period in 2008 due to revenue growth in our prepaid services businesses.

First Data, through its subsidiary Integrated Payment Systems Inc. (“IPS”), issues Western Union branded money orders, pursuant to a five year agreement that was executed in conjunction with the spin-off. On July 18, 2008, we entered into an agreement with IPS which modified the existing business relationship with respect to the issuance and processing of money orders. Under the terms of that agreement beginning on October 1, 2009 (the “Transition Date”), IPS will assign and transfer to us certain operating assets used by IPS to issue money orders and an amount of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, we will assume IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders and will terminate the existing agreement whereby IPS pays us a fixed return on the outstanding money order balances (which vary from day to day but approximate $800 million). Following the Transition Date, we will invest the cash received from IPS in high-quality, investment grade securities in accordance with applicable regulations, which are the same as those currently governing the investment of our United States originated money transfer principal. In anticipation of investing the cash received at the Transition Date and the exposure to fluctuations in interest rates, we have entered into interest rate swaps on certain of our fixed rate notes. Through a combination of the revenue generated from investment securities and the interest rate swaps described below, we anticipate that we should be able to retain a comparable rate of return through 2011 as we are receiving under our current agreement with IPS.

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

Operating income

During the three months ended March 31, 2009, the decrease in operating income is due to costs incurred in connection with expenses associated with evaluating and closing acquisitions, partially offset by increased profits from our prepaid services and money order businesses.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, driven primarily from net income, and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings, timing of income tax payments, and collections on receivables, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters, and a corresponding increase to the first and third quarters.

Our future cash flows could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting the migrant population, and changes in income tax laws or the status of income tax audits. In addition, we are subject to certain provisions in our 6.500% notes due 2014 (“2014 Notes”) and our derivative contracts which would require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade.

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions. The assets subject to legal or regulatory restrictions include those located in countries outside of the United States containing restrictions from being transferred outside of those countries and cash and investment balances that are maintained by a regulated subsidiary to secure certain money transfer obligations initiated in the United States in accordance with applicable state regulations in the United States. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

Cash and Investment Securities

As of March 31, 2009, we have cash and cash equivalents of $1.5 billion. Our foreign entities held $560.7 million of our cash and cash equivalents at March 31, 2009. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses internationally.

On September 15, 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million, which was included in “Other assets” in the condensed consolidated balance sheet as of December 31, 2008. This surplus cash was not required or used for daily operations. At the time the redemption request was made, we were informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that our redemption trades would be honored at a

$1.00 per share net asset value. In January 2009, we received a partial distribution of $193.6 million from the Fund. As of March 31, 2009, we had a remaining balance of $104.5 million. We expect to receive and are vigorously pursuing collection of the remaining balance based on the maturities of the underlying investments in the Fund, the written and verbal representations from the Manager to date and our legal position regarding our right to full payment. Nevertheless, due to uncertainty surrounding the outcome of litigation facing the Fund, as well as potential variability in the ultimate amount and timing of the recovery of the remaining balance, the fair value of this financial asset may be less than the related carrying value. There is a risk the redemption process could be delayed and that we could receive less than the $1.00 per share net asset value, should a pro-rata distribution occur. Based on net asset information provided by the Fund, our exposure related to pro-rata distribution could be approximately $12 million, excluding potential costs incurred by the Fund. We believe that, despite this situation, we have adequate liquidity to meet our business needs through our existing cash balances, our ability to generate cash flows through operations, and the amounts available to borrow under our commercial paper program and our revolving credit facility, as described under “Financing Resources” below.

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

Investment securities, included in settlement assets, were $469.7 million as of March 31, 2009. Substantially all of these investments are state and municipal debt instruments. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold financial instruments for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments. As of March 31, 2009, the significant majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of March 31, 2009, there were no investments with a single issuer or individual securities representing more than 10% of our investment securities portfolio.

IPS, our third-party issuer of Western Union money orders, holds the settlement assets generated from the sale of money orders, and maintains the responsibility for investing those funds. Based on the terms of the agreement with IPS, we are provided with a fixed rate of return on the funds awaiting settlement. In connection with the July 18, 2008 agreement we entered into with IPS, on October 1, 2009 we will assume the responsibility for the settlement of money orders and will have responsibility for managing the investment portfolio. On the same date, we will receive an amount of cash sufficient to satisfy all outstanding money order liabilities, which vary from day to day but approximate $800 million. In anticipation of our exposure to fluctuations in interest rates, we have entered into interest rate swaps on certain of our fixed rate notes. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from these interest rate swaps, we estimate that we should be able to retain subsequent to the Transition Date a comparable rate of return through 2011 as we are receiving under our current agreement with IPS.

Cash Flows from Operating Activities

During the three months ended March 31, 2009 and 2008, cash provided by operating activities was $356.6 million and $318.0 million, respectively. Cash flows provided by operating activities increased for the three months ended March 31, 2009 compared to the same period in the prior year primarily due to higher net income and beneficial working capital fluctuations in 2009.

Financing Resources

On February 26, 2009, we issued $500 million aggregate principal amount of 2014 Notes to repay the balance of the term loan which was scheduled to mature in December 2009 (“Term Loan”). Interest with respect to the 2014 Notes is payable semiannually on February 26 and August 26 each year based on the fixed per annum interest rate of 6.500%. We may redeem the 2014 Notes at any time prior to maturity at the greater of par or the applicable make whole premium.

At March 31, 2009, we have outstanding borrowings of $3,056.6 million. These outstanding borrowings consist of $3,050.6 million in unsecured fixed rate notes with maturities ranging from 2011 to 2036, including our 2014 Notes which were issued in February 2009 and used to repay our Term Loan as discussed above. We also have a $1.5 billion revolving credit facility available, diversified through a group of 15 participating institutions, to meet additional liquidity needs that might arise, and which is available to support borrowings under our commercial paper program. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 20%. All banks within this group were rated at least A- or better as of March 31, 2009. As of March 31, 2009, there are no borrowings outstanding under the revolving credit facility, and we have $1.5 billion available to borrow.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding at March 31, 2009.

Cash Priorities

Liquidity

Our objective is to maintain solid liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our $1.5 billion revolving credit facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount capitalized for contract costs, purchases of property and equipment, and purchased and developed software was $15.8 million and $23.5 million for the three months ended March 31, 2009 and 2008, respectively. Amounts capitalized for new and renewed agent contracts were $3.2 million and $7.1 million during the three months ended March 31, 2009 and 2008, respectively. Such contract costs will vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software, and in the three months ended March 31, 2008, the renovation of certain facilities.

Acquisition of Business

On February 24, 2009, we acquired the money transfer business of European-based FEXCO Group Holdings (“FEXCO Group”) one of our largest agents providing services in a number of European countries, primarily the United Kingdom, Spain, Sweden and Ireland. We surrendered our 24.65% interest in FEXCO Group and paid €123.1 million ($157.4 million) as consideration for 100% of the common shares of the money transfer business and acquired cash of $11.8 million.

Share Repurchases

Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008 (“2008 Authorization”), a $1.0 billion authorization in December 2007 (“2007 Authorization”) and a $1.0 billion authorization in September 2006. Both the 2007 Authorization and the authorization in September 2006 have been fully utilized. During the three months ended March 31, 2009 and 2008, 8.8 million and 13.9 million shares were repurchased for $100.0 million and $297.2 million, excluding commissions, at an average cost of $11.39 and $21.41 per share, respectively. As of March 31, 2009, $839.7 million remains available under the 2008 Authorization for purchases through December 31, 2009.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit pension plans for which we have a recorded unfunded pension obligation of $106.8 million as of March 31, 2009. No contributions were made to these plans by Western Union during the three months ended March 31, 2009. Due to the impact of legislation enacted in late 2008, we will not be required to contribute to these plans during 2009, but estimate we will be required to fund approximately $20 to $25 million in 2010.

Other Commercial Commitments

We had $87.1 million in outstanding letters of credit and bank guarantees at March 31, 2009, with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of March 31, 2009, our total amount of unrecognized income tax benefits is a liability of $426.0 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

New Accounting Pronouncements

In April 2009, the FASB issued FSP No.157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”) which is required for interim and annual periods ending after June 15, 2009. FSP No. 157-4, which amends SFAS No. 157, provides additional guidance on estimating fair value when an asset or liability’s volume and level of activity has significantly decreased in relation to normal market activity for the asset or liability thus indicating the need for additional considerations when estimating fair value. We will adopt these provisions effective June 30, 2009. We do not expect the impact to be significant on our financial position, results of operations and cash flows.

The FASB also issued FSP SFAS No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2”) in April 2009, which is required for interim and annual periods ending after June 15, 2009. FSP No. 115-2 provides guidance on other-than-temporary impairments for debt securities. We will adopt these provisions effective June 30, 2009. We do not expect the impact to be significant on our financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2008 Annual Report on Form 10-K, for which there were no material changes, include:

•	Income taxes

•	Derivative financial instruments

•	Capitalized costs

•	Goodwill impairment testing

•	Stock-based compensation

•	Restructuring and related activities

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

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and to a lesser degree the British pound, Canadian dollar, Australian dollar and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the risk that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year at any point in time. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations and allows us to better manage and mitigate risks associated with changes in foreign currency exchange rates.

At December 31, 2008, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would result in a decrease/increase to pre-tax annual income of approximately $24 million based on our forecast of unhedged 2009 exposure to foreign currency. The exposure as of March 31, 2009 is not materially different based on our forecast of unhedged exposure to foreign currency through March 31, 2010. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at March 31, 2009 of $1.6 billion. Approximately $1.5 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and variable rate municipal securities and are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” Such assets classified as “cash and cash equivalents” are highly liquid investments with maturities of three months or less at the date of purchase and are readily convertible to cash. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest bearing assets consist of highly rated, fixed rate municipal bonds, which may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the condensed consolidated balance sheets. As interest rates rise, the fair market value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair market values of the securities. We have classified these investments as available-for-sale within “settlement assets” in the condensed consolidated balance sheets, and accordingly, recorded these instruments at their fair market value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our total stockholders’ equity/(deficiency) on our condensed consolidated balance sheets.

As of March 31, 2009, $600.0 million of our total $3,056.6 million in debt is effectively floating rate debt through interest rate swap agreements, changing our fixed-rate debt to LIBOR-based floating rate debt, with spreads ranging from 0.0025 percent below LIBOR to 3.8425 percent above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. No commercial paper borrowings were outstanding as of March 31, 2009. Refer to “Cash and Investment Securities” above for further discussion related to the agreements with IPS.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering duration of the individual positions. We actively manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and optimize returns. Portfolio exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges, to increase the percent of floating rate debt, subject to market conditions. Our weighted-average interest rate on our borrowings, including our hedges, outstanding at March 31, 2009 was approximately 5.4%.

A hypothetical 100 basis point increase in interest rates would result in a decrease to pre-tax income of approximately $6.0 million annually based on borrowings on March 31, 2009 that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on March 31, 2009 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of approximately $14.8 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Credit Risk

Our interest earning assets include investment securities, substantially all of which are state and municipal debt instruments, which are classified in “settlement assets” and accounted for as available-for-sale securities, and money market fund investments, which are classified in “cash and cash equivalents.” The significant majority of our investment securities are rated “AA-” or better from a major credit rating agency.

On September 15, 2008, we requested redemption of our shares in the International Liquidity Fund, Ltd., a money market fund, (the “Fund”) totaling $298.1 million. In January 2009, we received a partial distribution of $193.6 million from the Fund. As of March 31, 2009, we had a remaining balance of $104.5 million which is classified in “Other assets” in the condensed consolidated balance sheet. We expect to receive the remaining redemption amount based on written and verbal representations from the Manager to date and our legal position regarding our right to full payment. We expect to receive and are vigorously pursuing collection of the remaining balance based on the maturities of the underlying investments in the Fund, the written and verbal representations from the Manager to date and our legal position regarding our right to full payment. Nevertheless, due to uncertainty surrounding the outcome of litigation facing the Fund, as well as potential variability in the ultimate amount and timing of the recovery of the remaining balance, the fair value of this financial asset may be less than the related carrying value. There is a risk the redemption process could be delayed and that we could receive less than the $1.00 per share net asset value should pro-rata distribution occur. Based on the net asset information provided by the Fund, our exposure related to pro-rata distribution could be approximately $12 million, excluding potential costs incurred by the Fund.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. In addition, we are exposed to credit risk directly from consumer transactions particularly through our online services and electronic consumer-to-business channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. We perform a credit review before each agent signing and conduct periodic analyses when an agent’s balance exceeds a minimum threshold. Our losses associated with agent and consumer bad debts have been less than 1% of our annual revenue in all periods presented. We continue to monitor the credit worthiness of our agents and, due to the challenging global economic conditions, we have increased the closure of agents, primarily small retailers in the United States, which may impact transactions and revenues.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company as of March 31, 2009, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2008, and the related consolidated statements of income, cash flows, and stockholders’ (deficiency)/equity/net investment in The Western Union Company for the year then ended (not presented herein) and in our report dated February 18, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Denver, Colorado

April 30, 2009

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors, described in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the first quarter:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 – 31	10,073	$—	—	$939.7
February 1 – 28	2,150,014	11.36	2,150,000	$915.2
March 1 – 31	6,626,719	11.40	6,626,719	$839.7

Total	8,786,806	$11.39	8,776,719

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.
**	Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008 (“2008 Authorization”), a $1.0 billion authorization in December 2007 (“2007 Authorization”) and a $1.0 billion authorization in September 2006. Both the 2007 Authorization and the authorization in September 2006 have been fully utilized. As of March 31, 2009, $839.7 million remains available under the 2008 Authorization for purchases through December 31, 2009. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: May 4, 2009	By:	/S/ SCOTT T. SCHEIRMAN
Scott T. Scheirman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2009	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4	Form of 6.50% Note due 2014 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2009 and incorporated herein by reference thereto)

10	Letter Agreement, dated February 13, 2009, between The Western Union Company and Ranjana Clark*

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Principal Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract and compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.