Form 10-Q
period 2009-09-30
Western Union CO
filed 2009-10-30
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 28, 2009, 692,108,687 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Transaction fees	$1,040.0	$1,098.6	$2,998.4	$3,200.7
Foreign exchange revenue	237.6	238.7	659.9	681.0
Commission and other revenues	36.5	40.1	111.3	108.7

Total revenues	1,314.1	1,377.4	3,769.6	3,990.4

Expenses:
Cost of services	742.6	785.6	2,112.0	2,343.6
Selling, general and administrative	290.0	216.6	693.5	626.1

Total expenses*	1,032.6	1,002.2	2,805.5	2,969.7

Operating income	281.5	375.2	964.1	1,020.7

Other income/(expense):
Interest income	1.9	8.7	8.4	39.1
Interest expense	(39.3)	(40.4)	(119.1)	(128.7)
Derivative gains/(losses), net	0.4	(14.4)	(2.4)	(10.0)
Other income/(expense), net	2.0	3.9	(3.6)	12.4

Total other expense, net	(35.0)	(42.2)	(116.7)	(87.2)

Income before income taxes	246.5	333.0	847.4	933.5
Provision for income taxes	65.5	92.2	222.3	254.1

Net income	$181.0	$240.8	$625.1	$679.4

Earnings per share:
Basic	$0.26	$0.33	$0.89	$0.92
Diluted	$0.26	$0.33	$0.89	$0.91
Weighted-average shares outstanding:
Basic	698.4	724.9	702.0	736.0
Diluted	701.6	737.2	703.9	747.6

*	As further described in Note 8, total expenses include amounts for related parties of $66.0 million and $80.4 million for the three months ended September 30, 2009 and 2008, respectively, and $191.3 million and $233.4 million for the nine months ended September 30, 2009 and 2008, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,625.4	$1,295.6
Settlement assets	1,256.1	1,207.5
Property and equipment, net of accumulated depreciation of $322.3 and $284.0, respectively	198.3	192.3
Goodwill	2,146.6	1,674.2
Other intangible assets, net of accumulated amortization of $329.5 and $276.5, respectively	505.5	350.6
Other assets	482.3	858.1

Total assets	$6,214.2	$5,578.3

Liabilities and Stockholders’ Equity/(Deficiency)

Liabilities:
Accounts payable and accrued liabilities	$512.3	$385.7
Settlement obligations	1,256.1	1,207.5
Income taxes payable	511.4	381.6
Deferred tax liability, net	276.3	270.1
Borrowings	3,052.4	3,143.5
Other liabilities	278.1	198.0

Total liabilities	5,886.6	5,586.4

Commitments and contingencies (Note 7)

Stockholders’ equity/(deficiency):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 694.9 shares and 709.6 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	6.9	7.1
Capital surplus/(deficiency)	23.2	(14.4)
Retained earnings	425.6	29.2
Accumulated other comprehensive loss	(128.1)	(30.0)

Total stockholders’ equity/(deficiency)	327.6	(8.1)

Total liabilities and stockholders’ equity/(deficiency)	$6,214.2	$5,578.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$625.1	$679.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41.1	46.5
Amortization	70.4	60.4
Other non-cash items, net	39.0	49.4
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(20.8)	(63.4)
Accounts payable and accrued liabilities	88.4	63.5
Income taxes payable	131.2	103.0
Other liabilities	(16.4)	(13.5)

Net cash provided by operating activities	958.0	925.3

Cash flows from investing activities
Capitalization of contract costs	(18.2)	(68.8)
Capitalization of purchased and developed software	(8.6)	(15.5)
Purchases of property and equipment	(40.1)	(40.7)
Acquisition of businesses, net of cash acquired	(514.9)	(18.2)
Proceeds from/(increase in) receivable for securities sold	234.9	(298.1)
Notes receivable issued to agents	—	(1.0)
Repayments of notes receivable issued to agents	17.4	18.9

Net cash used in investing activities	(329.5)	(423.4)

Cash flows from financing activities
Net repayments of commercial paper	(82.8)	(256.2)
Net proceeds from issuance of borrowings	496.6	—
Principal payments on borrowings	(500.0)	—
Proceeds from exercise of options	12.7	296.2
Common stock repurchased	(225.2)	(1,205.4)

Net cash used in financing activities	(298.7)	(1,165.4)

Net change in cash and cash equivalents	329.8	(663.5)
Cash and cash equivalents at beginning of period	1,295.6	1,793.1

Cash and cash equivalents at end of period	$1,625.4	$1,129.6

Supplemental cash flow information:
Interest paid	$104.9	$92.5
Income taxes paid	$111.3	$158.2

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

•

Global business payments (formerly consumer-to-business)—the processing of payments from consumers or businesses to other businesses. The Company’s business payments are available to be made to a variety of organizations including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. As described further in Note 3, “Acquisitions,” the Company acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House facilitates cross-border, cross-currency payment transactions. While the Company continues to pursue further international expansion of its offerings in this segment, the segment’s revenue was primarily generated in the United States during all periods presented.

All businesses that have not been classified into the consumer-to-consumer or global business payments segments are reported as “Other” and include the Company’s money order and prepaid services businesses. Prior to October 1, 2009, the Company’s money orders were issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at retail locations primarily in the United States and Canada. Effective October 1, 2009, the Company assumed the responsibility for issuing money orders as discussed further in Note 9, “Settlement Assets and Settlement Obligations.” The Company also offers Western Union branded Visa® and Mastercard® prepaid cards and provides certain prepaid services for third parties.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of September 30, 2009, the amount of net assets subject to these limitations totaled approximately $170 million.

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.

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

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2009 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Fair Value Measurements

On January 1, 2009, the Company began disclosing the fair value level classification in accordance with the valuation hierarchy for certain non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. This policy is most applicable to the Company’s business combinations, where the values of the intangible assets and goodwill acquired in a purchase are derived utilizing one of the three recognized approaches: the market approach, the income approach or the cost approach. These valuation techniques use primarily unobservable Level 3 inputs which require significant management judgment and estimation. The remaining assets and liabilities are also valued using one of the three approaches, however, fair value for these assets and liabilities often approximates carrying value. Refer to Note 3, “Acquisitions.”

The Company monitors its investments in debt securities to determine if these securities are in an other-than-temporary impairment position. Factors that could indicate an impairment exists include, but are not limited to: earnings performance, changes in credit rating or adverse changes in the regulatory or economic environment of the asset. If potential impairments exist, the Company assesses whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company had no material other-than-temporary impairments for both the three and nine months ended September 30, 2009 and 2008.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Business Combinations

Effective January 1, 2009, the Company accounts for business combinations achieved in stages by re-measuring any noncontrolling equity investments in the acquiree to fair value as of the acquisition date immediately before obtaining control. All re-measurement gains and losses are recognized in earnings and the total fair values of the identifiable assets, liabilities and any noncontrolling interests are recorded in the consolidated balance sheet. Also effective January 1, 2009, the Company expenses all costs as incurred related to or involved with an acquisition in “Selling, general and administrative” expenses. Any contingent consideration related to the acquisition is recognized at its acquisition date fair value with subsequent changes in fair value generally reflected in earnings. Any adjustments to the assessed fair values of the assets, liabilities and any noncontrolling interests made subsequent to the acquisition date but within the measurement period, due to facts that existed at the acquisition date, are recorded as an adjustment to goodwill. All other adjustments are recorded in income, including changes in tax contingencies. Refer also to Note 3, “Acquisitions.”

Subsequent Events Review

The Company has evaluated subsequent events through the date of the submission of filing of this Form 10-Q, October 30, 2009.

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

For the three months ended September 30, 2009 and 2008, there were 30.0 million and 5.7 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive. For the nine months ended September 30, 2009 and 2008, there were 38.1 million and 7.4 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive. During the three and nine months ended September 30, 2009, the average market price of the Company’s common stock was lower than the exercise price for most of its outstanding options, resulting in higher anti-dilutive shares than in the comparable prior periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted-average shares outstanding	698.4	724.9	702.0	736.0
Common stock equivalents	3.2	12.3	1.9	11.6

Diluted weighted-average shares outstanding	701.6	737.2	703.9	747.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Acquisitions

Custom House, Ltd.

On September 1, 2009, the Company acquired Canada-based Custom House, a provider of international business-to-business payment services, for $371.0 million. The acquisition of Custom House will allow the Company to enter the international business-to-business payments market. Custom House facilitates cross-border, cross-currency payment transactions. These payment transactions are conducted through various channels including the telephone and internet. The significant majority of Custom House’s revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. The credit risk arising from these spot foreign currency exchange contracts is largely mitigated, as in most cases Custom House requires the receipt of funds from customers before releasing the associated cross-currency payment. In addition, this business writes foreign currency forward and option contracts for their customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. The significant majority of Custom House’s revenue is generated from transactions involving different currencies, in which Custom House generates revenue based on the difference between the exchange rate set by Custom House to the customer and the rate at which Custom House is able to acquire currency or forward and option contracts. This foreign exchange revenue is recorded at the time the customer initiates a trade with Custom House. The results of operations for Custom House have been included in the Company’s consolidated financial statements from the date of acquisition, September 1, 2009.

The Company recorded the assets and liabilities of Custom House at fair value. The following table summarizes the preliminary allocation of purchase price:

Assets:
Cash acquired	$2.5
Settlement assets	152.5
Property and equipment	6.5
Goodwill	274.3
Other intangible assets	118.1
Other assets	75.8

Total assets	$629.7

Liabilities:
Accounts payable and accrued liabilities	$23.1
Settlement obligations	152.5
Deferred tax liability, net	31.9
Other liabilities	51.2

Total liabilities	258.7

Total consideration, including cash acquired	$371.0

The valuation of assets acquired resulted in $118.1 million of identifiable intangible assets, $99.8 million of which were attributable to customer and other contractual relationships and were valued using an income approach and $18.3 million of other intangibles, which were valued using both income and cost approaches. These fair values were derived using primarily unobservable Level 3 inputs which require significant management judgment and estimation. For the remaining assets and liabilities, fair value approximated carrying value. The intangible assets related to customer and other contractual relationships are being amortized over 10 to 12 years. The remaining intangibles are being amortized over three to five years. The goodwill recognized of $274.3 million is attributable to the projected long-term business growth in current and new markets.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All goodwill relates entirely to the global business payments segment. The preliminary assessment of goodwill expected to be deductible for United States income tax purposes is approximately $225.1 million. The net deferred tax liability of $31.9 million and the resulting impacts on goodwill are preliminary and will be completed once the Company finalizes its tax review for this acquisition. In addition, the Company will finalize the accounts associated with the working capital settlement required by the purchase agreement, which may also result in an adjustment to goodwill.

FEXCO

On February 24, 2009, the Company acquired the money transfer business of European-based FEXCO, one of the Company’s largest agents providing services in a number of European countries, primarily the United Kingdom, Spain, Sweden and Ireland. The acquisition of FEXCO’s money transfer business will assist the Company in the implementation of the Payment Services Directive (“PSD”) in the European Union by providing an initial operating infrastructure platform. The PSD will allow the Company to operate under a single license in the 27 European Union countries and, in those European Union countries where the Company has been limited to working with banks, post-banks and foreign exchange houses, to expand its network to additional classes of trade. The acquisition does not impact the Company’s revenue, because the Company was already recording 100% of the revenue arising from money transfers originating at FEXCO’s subagents. As of the acquisition date, the Company no longer incurs commission costs for transactions related to FEXCO; rather, the Company now pays commissions directly to former FEXCO subagents, resulting in lower overall commission expense. The Company’s operating expenses include costs attributable to FEXCO’s operations subsequent to the acquisition date.

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

Assets:
Cash acquired	$11.8
Settlement assets	43.0
Property and equipment	3.1
Goodwill	190.6
Other intangible assets	74.9
Other assets	2.3

Total assets	$325.7

Liabilities:
Accounts payable and accrued liabilities	$2.7
Settlement obligations	43.0
Income taxes payable	0.2
Deferred tax liability, net	19.2
Other liabilities	17.0

Total liabilities	82.1

Total consideration, including cash acquired	$243.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The valuation of assets acquired resulted in $74.9 million of identifiable intangible assets, $64.8 million of which were attributable to the network of subagents, which were valued using an income approach, and $10.1 million relating to other intangibles, which were valued using both income and cost approaches. These fair values, along with the fair value of the Company’s 24.65% interest in FEXCO Group, were derived using primarily unobservable Level 3 inputs which require significant management judgment and estimation. For the remaining assets and liabilities, fair value approximated carrying value. The subagent network intangible assets are being amortized over 10 to 15 years. The remaining intangibles are being amortized over two to three years. The goodwill recognized of $190.6 million is attributable to growth opportunities that will arise from the Company directly managing its agent relationships via a dedicated sales force, expected synergies, projected long-term business growth and an assembled workforce. All goodwill relates entirely to the consumer-to-consumer segment and $91.1 million is expected to be deductible for income tax purposes.

Other acquisitions

In December 2008, the Company acquired 80% of its existing money transfer agent in Peru for a purchase price of $35.0 million. The aggregate consideration paid was $29.7 million, net of a holdback reserve of $3.0 million. The Company acquired cash of $2.3 million as part of the acquisition. The $3.0 million holdback reserve will be paid in annual $1.0 million increments beginning December 2009, subject to the terms of the agreement. The results of operations of the acquiree have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price allocation resulted in $10.1 million of identifiable intangible assets, a significant portion of which were attributable to the network of subagents acquired by the Company. The identifiable intangible assets are being amortized over three to 10 years and goodwill of $27.1 million was recorded, most of which is expected to be deductible for income tax purposes. In addition, the Company has the option to acquire the remaining 20% of the money transfer agent and the money transfer agent has the option to sell the remaining 20% to the Company within 12 months after December 2013 at fair value.

In August 2008, the Company acquired the money transfer assets from its then-existing money transfer agent in Panama for a purchase price of $18.3 million. The consideration paid was $14.3 million, net of a holdback reserve of $4.0 million. In 2009, $1.7 million of the holdback reserve was paid and the remainder is scheduled to be paid in approximately equal installments in August 2010 and 2011, subject to the terms of the agreement. The results of operations of the acquiree have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price allocation resulted in $5.6 million of identifiable intangible assets, a significant portion of which were attributable to the network of subagents acquired by the Company. The identifiable intangible assets are being amortized over three to seven years and goodwill of $14.2 million was recorded, which is not expected to be deductible for income tax purposes.

4. Receivable for Securities Sold

On September 15, 2008, Western Union requested redemption of its shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. Western Union included the value of the receivable in “Other assets” in the Condensed Consolidated Balance Sheet as of December 31, 2008. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that the Company’s redemption trades would be honored at a $1.00 per share net asset value. In 2009, the Company received partial distributions totaling $234.9 million from the Fund ($193.6 million and $41.3 million in January and June 2009, respectively). The Company continues to vigorously pursue collection of the remaining balance and believes it has a right to full payment of the remaining amount based on the written and verbal representations from the Manager and the Company’s

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

legal position. However, given the increased uncertainty surrounding the numerous third-party legal claims associated with the Fund, the Company reserved $12 million representing the estimated impact of a pro-rata distribution of the Fund during the three months ended June 30, 2009. As of September 30, 2009, the Company had a remaining receivable balance of $51.2 million, net of the related reserve, which is included in “Other assets” in the Condensed Consolidated Balance Sheet. If further deterioration occurs in the underlying assets in the Fund, or if the Fund incurs legal and/or administrative costs during the distribution process, the Company may record additional reserves related to the remaining receivable balance, which could negatively affect its financial position, results of operations and cash flows.

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

The Company incurred cumulative total expenses of $46.3 million comprised of $13.1 million, $7.3 million, $7.8 million and $18.1 million in severance and other employee related costs, asset write-offs and incremental depreciation, lease terminations and other restructurings expenses, respectively, through December 31, 2008. No additional restructuring and related expenses were incurred in the three and nine months ended September 30, 2009.

Other Reorganizations

Also during 2008, in addition to the Missouri and Texas closures, the Company restructured some of its operations and relocated or eliminated certain shared service and call center positions. The relocated positions were moved to the Company’s existing facilities or outsourced service providers in 2008.

The Company incurred cumulative total expenses of $36.6 million comprised of $31.2 million, $0.6 million and $4.8 million in severance and other employee related costs, asset write-offs and incremental depreciation and other restructuring expenses, respectively, through December 31, 2008. No additional restructuring and related expenses were incurred in the three and nine months ended September 30, 2009.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total Plans

The following table summarizes the activity for the related restructuring accrual balances for the nine months ended September 30, 2009 (in millions):

	Restructuring accrual balances at December 31, 2008	Cash Payments	Restructuring accrual balances at September 30, 2009
Missouri and Texas Closures:
Severance and employee related	$2.7	$(2.5)	$0.2
Other	0.3	(0.3)	—

Total	$3.0	$(2.8)	$0.2

Other Reorganizations:
Severance and employee related	$22.1	$(18.5)	$3.6
Other	0.7	(0.6)	0.1

Total	$22.8	$(19.1)	$3.7

For the year ended December 31, 2008, the Company recognized cumulative expenses of $62.8 million and $20.1 million in “Cost of services” and “Selling, general and administrative,” respectively. The Company did not incur any material restructuring and related expenses in the three and nine months ended September 30, 2009. Restructuring and related expenses reflected in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 were as follows (in millions):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Cost of services	$1.1	$43.0
Selling, general and administrative	2.1	7.3

Total restructuring and related expenses, pre-tax	$3.2	$50.3

Total restructuring and related expenses, net of tax	$2.5	$30.3

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the restructuring and related expenses, including expenses recorded through September 30, 2008, along with the additional expenses incurred through December 31, 2008, by reportable segment (in millions). While these items were identifiable to the Company’s segments, these expenses were excluded from the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation.

	Consumer-to- Consumer	Global Business Payments	Other	Total
First quarter 2008	$18.5	$4.5	$1.2	$24.2
Second quarter 2008	13.5	8.7	0.7	22.9
Third quarter 2008	0.8	2.2	0.2	3.2

Expenses incurred through September 30, 2008	32.8	15.4	2.1	50.3
Expenses incurred from October 1, 2008 through December 31, 2008	23.3	8.0	1.3	32.6

Total cumulative expenses through December 31, 2008	$56.1	$23.4	$3.4	$82.9

6. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how Western Union measures fair value, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following table reflects assets and liabilities that were measured and carried at fair value on a recurring basis (in millions):

	September 30, 2009
	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
State and municipal debt instruments	$—	$316.5	$—	$316.5
Debt securities issued by foreign governments	0.1	1.6	—	1.7
Derivatives	—	124.4	1.4	125.8

Total assets	$0.1	$442.5	$1.4	$444.0

Liabilities:
Derivatives	$—	$100.3	$—	$100.3

Total liabilities	$—	$100.3	$—	$100.3

The Level 3 assets above represent an immaterial portion of the derivatives portfolio related to the Custom House acquisition for which credit judgments are deemed to be a significant input to the determination of fair value.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

No non-recurring fair value adjustments were recorded in the three and nine months ended September 30, 2009, except those associated with the acquisitions as disclosed in Note 3, “Acquisitions.”

Other Fair Value Measurements

The carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations approximate fair value due to their short maturities.

Fixed and floating rate notes are carried at their discounted notional amounts, except for portions of notes hedged by interest rate swap agreements. The fair market values of fixed and floating rate notes are based on market quotations as of September 30, 2009. The Company’s borrowings had a carrying value and fair value of $3,052.4 million and $3,243.4 million, respectively, at September 30, 2009 and had a carrying value and fair value of $3,143.5 million and $2,846.7 million, respectively, at December 31, 2008 (see Note 13).

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

During the three and nine months ended September 30, 2009, the Company recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. The anticipated agreement and settlement includes resolution of all outstanding legal issues and claims with the State and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. As part of the anticipated agreement, the Company expects to make certain investments in its compliance programs of approximately $23 million to be incurred over the next two to three years. While the $71.0 million in charges were identifiable to the Company’s consumer-to-consumer segment, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. As the agreement has not yet been finalized, the accrual and related amounts are subject to change.

The United States Department of Justice (“DOJ”) served one of the Company’s subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers from the United States to the Dominican Republic during the last several years. The Company is cooperating fully with the DOJ investigation. Due to the stage of the DOJ investigation, the Company is unable to predict the outcome of the investigation or the possible loss or range of loss, if any, associated with the resolution of any charges that may be brought against the Company.

The Company had $85.5 million in outstanding letters of credit and bank guarantees at September 30, 2009 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

In May 2007, the Company initiated litigation against MoneyGram Payment Systems, Inc. (“MoneyGram”) for infringement of the Company’s Money Transfer by Phone patents by MoneyGram’s FormFree service. On September 24, 2009, a jury found that MoneyGram was liable for patent infringement and awarded the Company $16.5 million in damages. In accordance with its policies, the Company does not recognize gain contingencies in earnings until realization and collectability are assured and, therefore, due to MoneyGram’s challenges to the verdict, the Company has not recognized any amounts in its Consolidated Statement of Income through September 30, 2009.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

8. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended September 30, 2009 and 2008 totaled $52.2 million and $80.4 million, respectively, and $151.9 million and $233.4 million for the nine months ended September 30, 2009 and 2008, respectively. Commission expense recognized for FEXCO prior to February 24, 2009, the date of the acquisition, were considered related party transactions.

In July 2009, the Company appointed a director who is also a director for a company holding significant investments in two of the Company’s existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $13.8 million and $39.4 million, respectively, for the three and nine months ended September 30, 2009 related to these agents.

9. Settlement Assets and Settlement Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfer and payment service arrangements. Settlement assets and obligations also include amounts receivable from and payable to businesses for the value of customer cross-currency payment transactions related to the global business payments segment.

Settlement assets and obligations were comprised of the following (in millions):

	September 30, 2009	December 31, 2008
Settlement assets:
Cash and cash equivalents	$192.0	$42.3
Receivables from selling agents and business-to-business customers	745.9	759.6
Investment securities	318.2	405.6

	$1,256.1	$1,207.5

Settlement obligations:
Money transfer and payment service payables	$854.6	$799.5
Payables to agents	401.5	408.0

	$1,256.1	$1,207.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Receivables from international business-to-business customers arise from cross-currency payment transactions in the global business payments segment. Receivables (for currency to be received) and payables (for the cross-currency payment to be made) are recognized at trade date for these transactions. The credit risk arising from these spot foreign currency exchange contracts is largely mitigated, as in most cases Custom House requires the receipt of funds from customers before releasing the associated cross-currency payment.

Investment securities consist primarily of high-quality state and municipal debt instruments. Substantially all of the Company’s investment securities were marketable securities during the periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state regulations. Western Union does not hold investment securities for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments. At September 30, 2009, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2009 and 2008 were $4.9 billion and $1.5 billion, respectively.

During 2008, the Company increased its investment securities primarily through the addition of various state and municipal variable rate demand note securities which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but that have varying maturity dates through 2047. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. As a result, this has increased the frequency of purchases and proceeds received by the Company.

The components of investment securities, all of which are classified as available-for-sale, were as follows (in millions):

September 30, 2009	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
State and municipal obligations	$311.5	$316.5	$5.0	$—	$5.0
Debt securities issued by foreign governments	1.7	1.7	—	—	—

	$313.2	$318.2	$5.0	$—	$5.0

December 31, 2008	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
State and municipal obligations	$400.1	$401.7	$2.5	$(0.9)	$1.6
Debt securities issued by foreign governments	4.0	3.9	—	(0.1)	(0.1)

	$404.1	$405.6	$2.5	$(1.0)	$1.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes contractual maturities of investment securities as of September 30, 2009 (in millions):

Fair Value
Due within 1 year	$34.0
Due after 1 year through 5 years	187.9
Due after 5 years through 10 years	13.8
Due after 10 years	82.5

$318.2

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation back to the issuer prior to its contractual maturity.

Effective October 1, 2009 (the “Transition Date”), in accordance with the agreement signed on July 18, 2008, Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), assigned and transferred to the Company certain operating assets used by IPS to issue Western Union branded money orders and approximately $860 million of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, the Company assumed IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders, and terminated the existing agreement whereby IPS paid Western Union a fixed return on the outstanding money order balances. Following the Transition Date, Western Union invested the cash received from IPS in high-quality, investment grade securities, primarily tax exempt United States state and municipal securities, in accordance with applicable regulations, which are the same as those currently governing the investment of the Company’s United States originated money transfer principal. Prior to the Transition Date, the Company had entered into interest rate swaps on certain of its fixed rate notes to reduce its exposure to fluctuations in interest rates. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from the interest rate swaps, the Company estimates that it should be able to retain, subsequent to the Transition Date, a comparable after-tax rate of return through 2011 as it was receiving under its agreement with IPS. Refer to Note 12 for additional information on the interest rate swaps.

Subsequent to the Transition Date, all revenue generated from the investment portfolio is being retained by the Company. IPS will continue to provide to the Company clearing services necessary for payment of the money orders in exchange for the payment by the Company to IPS of a per-item administrative fee. The Company will no longer provide to IPS the services required under the original money order agreement or receive from IPS the fee for such services.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Comprehensive Income

The components of other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$181.0	$240.8	$625.1	$679.4
Unrealized gains/(losses) on investments securities:
Unrealized gains/(losses)	3.1	(3.4)	6.1	(3.8)
Tax (expense)/benefit	(1.2)	1.3	(2.3)	1.4
Reclassification adjustment for (gains)/losses	(0.9)	2.6	(2.6)	4.3
Tax expense/(benefit)	0.4	(1.0)	1.0	(1.6)

Net unrealized gains/(losses) on investment securities	1.4	(0.5)	2.2	0.3

Unrealized (losses)/gains on hedging activities:
Unrealized (losses)/gains	(32.2)	86.7	(52.8)	41.5
Tax benefit/(expense)	6.0	(12.2)	9.8	(7.2)
Reclassification adjustment for (gains)/losses	(5.7)	11.5	(38.6)	38.7
Tax expense/(benefit)	0.8	(1.3)	5.8	(5.2)

Net unrealized (losses)/gains on hedging activities (a)	(31.1)	84.7	(75.8)	67.8

Foreign currency translation adjustments:
Foreign currency translation adjustments	4.9	(13.1)	(17.4)	(2.2)
Tax (expense)/benefit	(1.5)	4.6	6.3	0.8
Reclassification adjustment for disposal of investment (b)	—	—	(23.1)	—
Tax expense (b)	—	—	8.1	—

Net foreign currency translation adjustments	3.4	(8.5)	(26.1)	(1.4)

Unrealized gains/(losses) on pension liability:
Unrealized loss	—	—	—	(1.0)
Tax benefit	—	—	—	0.1
Reclassification adjustment for losses	0.9	4.4	2.7	5.8
Tax benefit	(0.3)	(1.6)	(1.1)	(2.1)

Net unrealized gains on pension liability	0.6	2.8	1.6	2.8

Total other comprehensive income	$155.3	$319.3	$527.0	$748.9

(a)	The beginning balance in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet at January 1, 2009 related to hedging activities was a gain of $45.5 million and the ending balance at September 30, 2009 was a loss of $30.3 million. See Note 12, “Derivatives-Cash Flow Hedges” for more information on the unrealized (losses)/gains on hedging activities.
(b)	The nine months ended September 30, 2009 includes the impact to the foreign currency translation account of the surrender of the Company’s interest in the FEXCO Group. See Note 3, “Acquisitions.”

11. Employee Benefit Plans

Defined Benefit Plans

The Company has two frozen defined benefit pension plans for which it has a recorded unfunded pension obligation of $102.1 million and $107.1 million as of September 30, 2009 and December 31, 2008, respectively, which were included in “Other liabilities” in the Condensed Consolidated Balance Sheets. No contributions were

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

made to these plans by the Company in 2008. Due to the closure of one of its facilities in Missouri (see Note 5) and a recent agreement with the Pension Benefit Guaranty Corporation, the Company funded $4.1 million into one of its subsidiary’s pension plans during the third quarter of 2009. Pursuant to final guidance issued by the Internal Revenue Service (“IRS”) in September 2009, the Company made certain interest rate elections under the Pension Protection Act which will require it to fund approximately $15 million to the plans in 2010, which is less than was previously anticipated.

The following table provides the components of net periodic benefit cost/(income) for the defined benefit pension plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest cost	$5.9	$6.1	$17.7	$18.2
Expected return on plan assets	(6.2)	(6.8)	(18.5)	(20.6)
Amortization of actuarial loss	0.9	0.6	2.7	2.0
Employee termination costs	—	—	—	2.8

Net periodic benefit cost/(income)	$0.6	$(0.1)	$1.9	$2.4

During the second quarter of 2008, the Company recorded $2.8 million of expenses related to the termination of certain retirement eligible union and management plan participants in connection with the restructuring and related activities, as disclosed in Note 5.

12. Derivatives

The Company is exposed to foreign currency risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar and other currencies, related to forecasted money transfer revenues and on money transfer settlement assets and obligations. Subsequent to the acquisition of Custom House, the Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency business-to-business payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and to (b) facilitate cross-currency business-to-business payments by writing derivatives to customers and entering into offsetting derivatives with established financial institution counterparties, or by holding sufficient foreign currency positions to cover those transactions, to mitigate the derivative risk. Foreign currency forward and option contracts and interest rate swaps of varying maturities are used in these activities.

Foreign Currency—Consumer-to-Consumer

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its consumer-to-consumer business. At September 30, 2009, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. The Company assesses the effectiveness of these foreign currency forward contracts based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.

The Company also uses short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations on settlement assets and obligations between initiation and settlement related to its consumer-to-consumer business. In addition, forward contracts, typically with maturities of less than one year, are utilized to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. None of these contracts are designated as accounting hedges.

The Company executes these derivatives with established financial institutions. The substantial majority of these financial institutions have credit ratings of “A-” or better from a major credit rating agency. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the hedge, on a quarterly basis and as circumstances warrant. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties’ ability to perform. The Company’s hedged foreign currency exposures are in liquid currencies, consequently there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

The aggregate United States dollar notional amounts of foreign currency forward contracts held by the Company as of September 30, 2009 were as follows (in millions):

Contracts not designated as hedges:
Euro	$288.4
British pound	37.4
Other	60.2
Contracts designated as hedges:
Euro	$498.7
Canadian dollar	98.1
British pound	89.7
Other	78.8

Foreign Currency—Global Business Payments

As a result of the acquisition of Custom House, the Company writes derivatives, primarily foreign currency forward contracts and, to a much smaller degree, option contracts, mostly with small and medium size enterprises (customer contracts) and derives a currency spread from this activity as part of its global business payments operations. In this capacity, the Company facilitates cross-currency payout transactions for its customers but hedges the foreign currency risk arising from these contracts by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts), or by holding sufficient foreign currency positions to cover those transactions. The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency business-to-business payments operation, which includes significant spot exchanges of currency in addition to forwards and options. None of these contracts are designated as accounting hedges. The duration of these derivative contracts is generally nine months or less. To mitigate credit risk, the Company performs credit reviews of the customer contracts on an ongoing basis.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate United States dollar notional amounts of foreign currency customer forward contracts held by the Company as of September 30, 2009 were approximately $1.0 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar and the British pound.

The Company also entered into a forward contract, with a notional amount of approximately 230 million Canadian dollars ($210 million), to offset foreign exchange rate fluctuations on a Canadian dollar denominated position in connection with the purchase of Custom House. This contract is not designated as an accounting hedge.

Interest Rate Hedging—Corporate

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges utilizing the short-cut method, which permits an assumption of no ineffectiveness if certain criteria are met. The change in fair value of the interest rate swaps is offset by a change in the balance of the debt being hedged within the Company’s “Borrowings” in the Condensed Consolidated Balance Sheets and “Interest expense” in the Condensed Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

At September 30, 2009, the Company held interest rate swaps in an aggregate notional amount of $750 million on its 5.400% notes due 2011. The notional amounts outstanding at September 30, 2009 included interest rate swaps entered into by the Company to reduce the economic exposure from fluctuations in interest rates as a result of the Company assuming IPS’s role as issuer of the Company’s money orders (see Note 9).

During the first quarter of 2009, the Company terminated an interest rate swap with a notional amount of $110 million and received cash, excluding interest, of $14.6 million related to this swap, the offset of which was recognized in “Borrowings” and will be reclassified as a reduction to “Interest expense” over the life of the related 5.930% notes due 2016.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (in millions):

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		September 30, 2009	December 31, 2008		September 30, 2009	December 31, 2008
Derivatives—hedges:
Interest rate fair value hedges – Corporate	Other assets	$43.7	$48.9	Other liabilities	$—	$—
Foreign currency cash flow hedges – Consumer-to-consumer	Other assets	11.2	65.0	Other liabilities	42.8	6.7

Total		$54.9	$113.9		$42.8	$6.7

Derivatives—undesignated:
Foreign currency – Global business payments	Other assets	$69.8	$—	Other liabilities	$52.3	$—
Foreign currency – Consumer-to-consumer	Other assets	1.1	2.9	Other liabilities	5.2	4.1

Total		$70.9	$2.9		$57.5	$4.1

Total derivatives		$125.8	$116.8		$100.3	$10.8

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and nine months ended September 30, 2009 and 2008 (in millions):

Fair Value Hedges

The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended September 30, 2009 and 2008 (in millions):

	Gain Recognized in Income on Derivatives (b)			Hedged Items	Loss Recognized in Income on Related Hedged Item (b)
	Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		September 30, 2009	September 30, 2008			September 30, 2009	September 30, 2008
Interest rate contracts	Interest expense	$9.0	$1.5	Fixed-rate debt	Interest expense	$(3.9)	$(0.7)

Total gain/(loss)		$9.0	$1.5			$(3.9)	$(0.7)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the location and amount of gains/(losses) from fair value hedges for the nine months ended September 30, 2009 and 2008 (in millions):

	Gain Recognized in Income on Derivatives (b)			Hedged Items	Gain/(Loss) Recognized in Income on Related Hedged Item (b)
	Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		September 30, 2009	September 30, 2008			September 30, 2009	September 30, 2008
Interest rate contracts	Interest expense	$10.0	$1.9	Fixed-rate debt	Interest expense	$2.8	$(0.4)

Total gain/(loss)		$10.0	$1.9			$2.8	$(0.4)

Cash Flow Hedges

The following table presents the location and amount of gains/(losses) from cash value hedges for the three months ended September 30, 2009 and 2008 (in millions):

	Amount of (Loss)/Gain Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008
Foreign currency contracts	$(32.2)	$86.7	Revenue	$6.1	$(11.1)	Derivative gains/(losses), net	$1.0	$(16.6)
Interest rate contracts (d)	—	—	Interest expense	(0.4)	(0.4)	Derivative gains/(losses), net	—	—

Total (loss)/gain	$(32.2)	$86.7		$5.7	$(11.5)		$1.0	$(16.6)

The following table presents the location and amount of gains/(losses) from cash value hedges for the nine months ended September 30, 2009 and 2008 (in millions):

	Amount of (Loss)/Gain Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008
Foreign currency contracts	$(52.8)	$41.5	Revenue	$39.8	$(37.5)	Derivative gains/(losses), net	$(0.7)	$(11.6)
Interest rate contracts (d)	—	—	Interest expense	(1.2)	(1.2)	Derivative gains/(losses), net	—	—

Total (loss)/gain	$(52.8)	$41.5		$38.6	$(38.7)		$(0.7)	$(11.6)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives
	Income Statement Location	Amount
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives		2009	2008	2009	2008
Foreign currency contracts (f)	Foreign exchange revenue	$1.4	$—	$1.4	$—
Foreign currency contracts (a)	Selling, general and administrative	(23.0)	33.5	(9.5)	6.5
Foreign currency contracts (e)	Derivative gains/(losses), net	(1.7)	4.1	(3.6)	1.6

Total (loss)/gain		$(23.3)	$37.6	$(11.7)	$8.1

(a)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. The loss of $23.0 million and $9.5 million generated by the undesignated foreign currency contracts for the three and nine months ended September 30, 2009, respectively, was offset by a foreign exchange gain on settlement assets and obligations and cash balances of $20.6 million and $3.0 million, respectively. The foreign exchange gain of $33.5 million and $6.5 million generated by the undesignated foreign currency contracts for the three and nine months ended September 30, 2008, respectively, was offset by a foreign exchange loss on settlement assets and obligations and cash balances of $36.3 million and $10.3 million, respectively.
(b)	The net gain of $5.1 million and $0.8 million in interest expense in the three months ended September 30, 2009 and 2008, respectively, and the net gain of $12.8 million and $1.5 million in interest expense in the nine months ended September 30, 2009 and 2008, respectively, from the fair value hedges represents the net interest benefit accrued on the swaps during the period. The fair value of all future receipts and payments on the swaps are completely offset by changes in the value of the hedged debt.
(c)	The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.
(d)	The Company incurred an $18.0 million loss on the termination of these swaps in 2006 which is included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and is reclassified as an increase to “Interest expense” over the life of the related notes.
(e)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.
(f)	The Company uses foreign currency forward and option contracts as part of its international business-to-business payments operation. The derivative contracts are managed as part of a broader currency portfolio that includes non-derivative currency exposures. However, the Company hedges the foreign currency risk arising from these contracts by entering into offsetting contracts with established financial institution counterparties, or by holding sufficient foreign currency positions to cover those transactions.

An accumulated other comprehensive pre-tax loss of $8.0 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of September 30, 2009. Approximately $1.7 million of losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of September 30, 2009. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value (e)	Carrying Value	Fair Value (e)
Due in less than one year:
Commercial paper	$—	$—	$82.9	$82.9
Term loan (a)	—	—	500.0	500.0
Due in greater than one year:
5.400% notes, net of discount, due 2011 (b)	1,037.5	1,066.6	1,042.8	962.9
6.500% notes, net of discount, due 2014 (c)	498.5	557.1	—	—
5.930% notes, net of discount, due 2016 (d)	1,012.9	1,088.5	1,014.4	903.5
6.200% notes, net of discount, due 2036	497.5	525.2	497.4	391.4
Other borrowings	6.0	6.0	6.0	6.0

Total borrowings	$3,052.4	$3,243.4	$3,143.5	$2,846.7

(a)	The term loan due in December 2009 (“Term Loan”) was paid and financed with the issuance of the 6.500% notes due 2014 (“2014 Notes”) on February 26, 2009.
(b)	At September 30, 2009 and December 31, 2008, the Company held interest rate swaps related to the 5.400% notes due 2011 (“2011 Notes”) with an aggregate notional amount of $750 million and $550 million, respectively. During 2008, the Company terminated an aggregate notional amount of $195 million of interest rate swaps. The Company received cash, excluding interest, of $10.7 million on the termination of these swaps, the offset of which is reflected in “Borrowings” and will be reclassified as a reduction to “Interest expense” over the life of the 2011 Notes.
(c)	The 2014 Notes were issued on February 26, 2009 and the proceeds were used to redeem the Term Loan.
(d)	At December 31, 2008, the Company held an interest rate swap related to the 5.930% notes due 2016 (“2016 Notes”) with an aggregate notional amount of $110 million. During the first quarter of 2009, the Company terminated the swap. The Company received cash, excluding interest, of $14.6 million on the termination of this swap, the offset of which is reflected in “Borrowings” and will be reclassified as a reduction to “Interest expense” over the life of the 2016 Notes. For further information regarding the interest rate swap, refer to Note 12, “Derivatives.”
(e)	At December 31, 2008, the fair value of commercial paper approximated its carrying value due to the short term nature of the obligations. The fair value of the Term Loan approximated its carrying value as it was a variable rate loan and Western Union credit spreads did not move significantly between the date of the borrowing (December 5, 2008) and December 31, 2008. The fair value of the fixed rate notes is determined by obtaining quotes from multiple independent banks and excludes the impact of discounts and related interest rate swaps.

Exclusive of discounts and the fair value of the interest rate swaps, maturities of borrowings as of September 30, 2009 are $1.0 billion in 2011, $500 million in 2014 and $1.5 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings as described above rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

14. Income Taxes

The Company’s effective tax rates on pre-tax income for the three months ended September 30, 2009 and 2008 were 26.6% and 27.7%, respectively, and 26.2% and 27.2% for the nine months ended September 30, 2009 and 2008, respectively. The Company continues to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than its combined federal and state tax rates in the United States. In addition, in the second quarter of 2008, the Company implemented additional foreign tax efficient strategies consistent with its overall tax planning which impacted its effective tax rate for all subsequent periods.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2009 and December 31, 2008, was $456.0 million and $361.2 million, respectively, excluding interest and penalties. A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $447.4 million and $352.4 million as of September 30, 2009 and December 31, 2008, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $3.9 million and $2.8 million in interest and penalties during the three months ended September 30, 2009 and 2008, respectively, and $10.4 million and $9.3 million during the nine months ended September 30, 2009 and 2008, respectively. The Company has accrued $45.9 million and $35.8 million for the payment of interest and penalties at September 30, 2009 and December 31, 2008, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Subject to the matter referenced in the paragraph below, the Company has identified no other uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the nine months ended September 30, 2009 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. The IRS has issued a report of the results of its examination of the United States federal consolidated income tax return of First Data for 2002, and the Company believes that the resolution of the adjustments that affect the Company proposed in the report will not result in a material change to the Company’s financial position. In addition, the IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of September 30, 2009, interest on the alleged amounts due for unagreed adjustments would be approximately $28 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, the Company filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. The Company believes its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, the Company’s tax provision related to 2003 and later years would materially increase. The Irish income tax returns of certain subsidiaries for the years 2004 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At September 30, 2009, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $1.9 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Tax Allocation Agreement with First Data

The Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the Company, subsequent adjustments may occur that may impact the Company’s financial position or results of operations.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Option Activity

A summary of Western Union stock option activity for the nine months ended September 30, 2009 was as follows (options and aggregate intrinsic value in millions):

	Nine Months Ended September 30, 2009
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	43.6	$19.11
Granted	3.7	12.27
Exercised	(1.1)	13.08
Cancelled/forfeited	(1.9)	18.98

Outstanding at September 30,	44.3	$18.69	5.1	$59.4

Options exercisable at September 30,	37.1	$19.10	4.5	$35.2

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009 and 2008, approximately 42% and 48%, respectively, of outstanding options to purchase shares of common stock of the Company were held by employees of First Data.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 were $3.7 million and $132.2 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units for the nine months ended September 30, 2009 is listed below (awards/units in millions):

	Nine Months Ended September 30, 2009
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at January 1,	1.2	$20.32
Granted	1.7	12.35
Vested	(0.6)	18.94
Forfeited	(0.1)	17.95

Non-vested at September 30,	2.2	$14.59

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Condensed Consolidated Statements of Income resulting from stock options, restricted stock awards and restricted stock units for the three and nine months ended September 30, 2009 and 2008 (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense	$(8.7)	$(6.3)	$(24.9)	$(19.8)
Income tax benefit from stock-based compensation expense	2.8	1.9	7.7	6.1

Net income impact	$(5.9)	$(4.4)	$(17.2)	$(13.7)

Earnings per share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options granted:
Weighted-average risk-free interest rate	2.8%	3.5%	2.0%	3.0%
Weighted-average dividend yield	0.2%	0.2%	0.2%	0.2%
Volatility	38.2%	32.3%	46.6%	31.3%
Expected term (in years)	5.8	5.8	5.6	5.9
Weighted-average fair value	$7.47	$10.01	$5.38	$7.68

All assumptions used to calculate the fair market value of Western Union’s stock options granted during the nine months ended September 30, 2009 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except for changes in the volatility calculation. The Company updated the historical portion of its volatility assumption to include a blend of Western Union and First Data stock data instead of peer group historical volatility which was used prior to 2009.

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

The global business payments (formerly consumer-to-business) segment processes payments from consumers or businesses to other businesses. The results of the Company’s existing consumer-to-business operations as well as the newly acquired Custom House business have been combined in this segment as both are focused on facilitating payments. For further information on Custom House, see Note 3, “Acquisitions.”

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three and nine months ended September 30, 2009, the Company recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. The anticipated agreement and settlement includes resolution of all outstanding legal issues and claims with the State and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border. While this item was identifiable to the Company’s consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to Note 7.

During the three and nine months ended September 30, 2008, the Company incurred expenses of $3.2 million and $50.3 million, respectively, for restructuring and related activities, which were not allocated to the segments. While these items were identifiable to the Company’s segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to Note 5.

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Consumer-to-consumer:
Transaction fees	$875.9	$925.2	$2,497.1	$2,664.8
Foreign exchange revenue	229.3	237.8	650.1	678.6
Other revenues	12.6	15.1	39.8	33.9

	1,117.8	1,178.1	3,187.0	3,377.3
Global business payments:
Transaction fees	153.8	163.1	471.0	506.1
Foreign exchange revenue	8.3	0.9	9.8	2.4
Other revenues	9.2	12.4	29.1	37.1

	171.3	176.4	509.9	545.6
Other:
Transaction fees	10.3	10.3	30.3	29.8
Commission and other revenues	14.7	12.6	42.4	37.7

	25.0	22.9	72.7	67.5

Total consolidated revenues	$1,314.1	$1,377.4	$3,769.6	$3,990.4

Operating income:
Consumer-to-consumer	$308.9	$327.7	$889.2	$906.8
Global business payments	41.6	46.6	136.2	152.5
Other	2.0	4.1	9.7	11.7

Total segment operating income	352.5	378.4	1,035.1	1,071.0
Anticipated agreement and settlement (see Note 7)	(71.0)	—	(71.0)	—
Restructuring and related expenses	—	(3.2)	—	(50.3)

Total consolidated operating income	$281.5	$375.2	$964.1	$1,020.7

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the regions and industries in which we operate; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments; changes in immigration laws, patterns and other factors related to migrants; technological changes, particularly with respect to e-commerce; the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering and terrorist financing, and/or changing regulatory or enforcement interpretations of those laws; failure to resolve pending legal issues with the State of Arizona in a satisfactory manner; our ability to attract and retain qualified key employees and to manage our workforce successfully; changes in, and failure to manage effectively exposure to, foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide; significantly slower growth or declines in the money transfer market and other markets in which we operate; failure to implement agent contracts according to schedule; our ability to maintain our agent network and biller relationships under terms consistent with or more advantageous to us than those currently in place; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally; failure to manage credit and fraud risks presented by our agents, clients and consumers, or non-performance by our banks, lenders, or other financial services providers or insurers; adverse rating actions by credit rating agencies; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof; our ability to favorably resolve tax matters with the Internal Revenue Service and other tax authorities; changes in industry standards affecting our business; changes in accounting standards, rules and interpretations; failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other money transfer services providers, including telecommunications providers, card associations and card-based payment providers; our failure to develop and introduce new products, services and enhancements, and gain market acceptance of such products; our ability to protect our brands and our other intellectual property rights; our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; any material breach of security of or interruptions in any of our systems; mergers, acquisitions and integration of acquired businesses and technologies into our company and the realization of anticipated synergies from these acquisitions; adverse consequences from our spin-off from First Data Corporation (“First Data”), including resolution of certain ongoing matters; decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; decisions to change our business mix; cessation of various services provided to us by third-party vendors; catastrophic events; and management’s ability to identify and manage these and other risks.

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

•

Global business payments (formerly consumer-to-business), which allows for the processing of payments from consumers or businesses to other businesses. Our business payments are available to be made to a variety of organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. On September 1, 2009, we acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House facilitates cross-border, cross-currency payment transactions. While we continue to pursue further international expansion of our offerings in this segment, the segment’s revenue was primarily generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue for all periods presented.

Significant Financial and Other Highlights

Significant financial and other highlights for the three and nine months ended September 30, 2009 included:

•

We generated $1,314.1 million and $3,769.6 million, respectively, in total consolidated revenues compared to $1,377.4 million and $3,990.4 million, respectively, for the comparable periods in the prior year, representing a decline of 5% and 6%, respectively. The acquisition of Custom House contributed $7.9 million to revenue for both the three and nine months.

•

We generated $281.5 million and $964.1 million, respectively, in consolidated operating income compared to $375.2 million and $1,020.7 million, respectively, for the comparable periods in the prior year. This represented a decrease of 25% and 6%, respectively. Operating income declined primarily due to an accrual of $71.0 million resulting from an anticipated agreement and settlement which includes the resolution of all outstanding legal issues and claims with the State of Arizona and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border (the “settlement accrual”). The prior year results included $3.2 million and $50.3 million, respectively, in restructuring and related expenses.

•

Our operating income margin was 21% and 26%, respectively, compared to 27% and 26%, respectively, for the comparable periods in the prior year. The current results included the settlement accrual, while the prior year results included the restructuring and related expenses mentioned above.

•	Consolidated net income was $181.0 million and $625.1 million, respectively, down 25% and 8%, respectively, compared to the same periods in the prior year. The current results included the settlement accrual of $53.9 million, net of tax, while the prior year results included $2.5 million and $30.3 million, respectively, in restructuring and related expenses, net of tax.

•

Our consumers transferred $19 billion and $52 billion, respectively, in consumer-to-consumer principal, of which $17 billion and $48 billion, respectively, related to cross-border principal, which represented a decrease of 5% and 6%, respectively, in consumer-to-consumer principal and a 5% decline for both periods in cross-border principal over the comparable periods in the prior year.

•	Consolidated cash flows provided by operating activities were $958.0 million, an increase of 4% over the comparable nine month period in the prior year.

•

We completed two acquisitions in the nine months ended September 30, 2009. In February 2009, we completed the acquisition of the money transfer business of one of our largest agents, European-based FEXCO, for $243.6 million, including $157.4 million of cash consideration. As described above, we purchased Custom House in September 2009 for cash consideration of $371.0 million.

Adoption of Fair Value Accounting Standards

On January 1, 2009, we began disclosing the fair value level classification in accordance with the valuation hierarchy for certain non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. This policy is most applicable to our business combinations, where the values of the intangible assets and goodwill acquired in a purchase are derived utilizing one of the three recognized approaches: the market approach, the income approach or the cost approach. These valuation techniques use primarily unobservable Level 3 inputs which require significant management judgment and estimation. The remaining assets and liabilities are also valued using one of the three approaches, however, fair value for these assets and liabilities often approximates carrying value.

We monitor our investments in debt securities to determine if these securities are in an other-than-temporary impairment position. Factors that could indicate an impairment exists include, but are not limited to: earnings performance, changes in credit rating or adverse changes in the regulatory or economic environment of the asset. If potential impairments exist, we assess whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We had no material other-than-temporary impairments for both the three and nine months ended September 30, 2009 and 2008.

Business Combinations

Effective January 1, 2009, we account for business combinations achieved in stages by re-measuring any noncontrolling equity investments in the acquiree to fair value as of the acquisition date immediately before obtaining control. All re-measurement gains and losses are recognized in earnings and the total fair values of the identifiable assets, liabilities and any noncontrolling interests are recorded in the consolidated balance sheet. Also effective January 1, 2009, we expense all costs as incurred related to or involved with an acquisition in “selling, general and administrative” expenses. Any contingent consideration related to the acquisition is recognized at its acquisition date fair value with subsequent changes in fair value generally reflected in earnings. Any adjustments to the assessed fair values of the assets, liabilities and any noncontrolling interests made subsequent to the acquisition date but within the measurement period, due to facts that existed at the acquisition date, are recorded as an adjustment to goodwill. All other adjustments are recorded in income, including changes in tax contingencies.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2009 compared to the same periods in 2008. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between our company’s segments have been eliminated.

During the three and nine months ended September 30, 2009, we recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. The anticipated agreement and settlement includes resolution of all outstanding legal issues and claims with the State and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border. While this item was identifiable to our consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to “Selling, general and administrative” expenses.

We incurred expenses of $3.2 million and $50.3 million for the three and nine months ended September 30, 2008, respectively, for restructuring and related activities, which were not allocated to the segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to “Operating expenses overview.”

Overview

The following table sets forth our results of operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
(in millions, except per share amounts)
Revenues:
Transaction fees	$1,040.0	$1,098.6	(5)%	$2,998.4	$3,200.7	(6)%
Foreign exchange revenue	237.6	238.7	0%	659.9	681.0	(3)%
Commission and other revenues	36.5	40.1	(9)%	111.3	108.7	2%

Total revenues	1,314.1	1,377.4	(5)%	3,769.6	3,990.4	(6)%
Expenses:
Cost of services	742.6	785.6	(5)%	2,112.0	2,343.6	(10)%
Selling, general and administrative	290.0	216.6	34%	693.5	626.1	11%

Total expenses	1,032.6	1,002.2	3%	2,805.5	2,969.7	(6)%

Operating income	281.5	375.2	(25)%	964.1	1,020.7	(6)%
Other income/(expense):
Interest income	1.9	8.7	(78)%	8.4	39.1	(79)%
Interest expense	(39.3)	(40.4)	(3)%	(119.1)	(128.7)	(7)%
Derivative gains/(losses), net	0.4	(14.4)	*	(2.4)	(10.0)	*
Other income/(expense), net	2.0	3.9	*	(3.6)	12.4	*

Total other expense, net	(35.0)	(42.2)	(17)%	(116.7)	(87.2)	34%

Income before income taxes	246.5	333.0	(26)%	847.4	933.5	(9)%
Provision for income taxes	65.5	92.2	(29)%	222.3	254.1	(13)%

Net income	$181.0	$240.8	(25)%	$625.1	$679.4	(8)%

Earnings per share:
Basic	$0.26	$0.33	(21)%	$0.89	$0.92	(3)%
Diluted	$0.26	$0.33	(21)%	$0.89	$0.91	(2)%
Weighted-average shares outstanding:
Basic	698.4	724.9		702.0	736.0
Diluted	701.6	737.2		703.9	747.6

*	Calculation not meaningful

Revenues Overview

The majority of transaction fees and foreign exchange revenue are contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenues declined 5% and 6% over the prior year during the three and nine months ended September 30, 2009, respectively. The revenue decrease was attributable in part to the strengthening of the United States dollar compared to most other foreign currencies, which adversely impacted revenue by approximately 3% and 4%, respectively, for the three and nine months ended September 30, 2009, as discussed below. Also impacting revenue was the weakening global economy resulting in slowing transaction growth, geographic mix, product mix including a higher percentage of revenue earned from intra-country activity which has lower revenue per transaction than cross-border transactions and price decreases.

The Europe, Middle East, Africa and South Asia (“EMEASA”) region, which represented 46% and 45% of our total consolidated revenue for the three and nine months ended September 30, 2009, respectively, experienced revenue declines and slower transaction growth rates during the three and nine months ended September 30, 2009 compared to the corresponding periods in the prior year. The revenue declines were driven by the stronger United States dollar and the other factors discussed earlier related to the consolidated results. The acquisition of FEXCO’s money transfer business did not have an impact on our revenue as we were already recognizing 100% of the revenue arising from money transfers originating at FEXCO’s subagents.

The Americas region (including North America, Latin America, the Caribbean and South America), which represented 31% and 32%, respectively, of our total consolidated revenue for both the three and nine months ended September 30, 2009, experienced revenue and transaction declines due to the overall weak United States economy.

The global business payments segment, which is discussed in greater detail in “Segment Discussion,” also experienced revenue declines during the three and nine months ended September 30, 2009 compared to the corresponding periods in the prior year. Revenue was adversely impacted by the weak economic situation in the United States and by a mix shift to lower revenue per transaction products in a portion of this segment. Offsetting these declines were the results of our Custom House acquisition, which contributed $7.9 million of revenue for both the three and nine months ended September 30, 2009.

Foreign exchange revenue decreased for the three and nine months ended September 30, 2009 over the corresponding previous periods at a rate relatively consistent with the decrease in our revenue from our international consumer-to-consumer business outside of the United States. This decrease was partially offset by foreign exchange revenue of $7.4 million from Custom House for both the three and nine months ended September 30, 2009.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fee and foreign exchange revenue for the three and nine months ended September 30, 2009 of $31.1 million and $151.9 million, respectively, over the same periods in the prior year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The impact to earnings per share during the periods was less than the revenue impact due to the translation of expenses and our foreign currency hedging program. The majority of our foreign currency exchange rate exposure is related to the EMEASA region. We expect a negative impact on our full year 2009 revenue due to changes in exchange rates between the United States dollar and other currencies.

Operating expenses overview

Restructuring and related expenses

For the three and nine months ended September 30, 2008, restructuring and related expenses of $1.1 million and $43.0 million, respectively, are classified within “cost of services” and $2.1 million and $7.3 million, respectively, are classified within “selling, general and administrative” in the condensed consolidated statements of income. These restructuring and related expenses are associated with the closure of our facilities in Missouri and Texas and other reorganization plans executed in the first three quarters of 2008. No expenses were recognized for these restructurings in 2009.

Cost of services

Cost of services primarily consists of agent commissions and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services decreased for both the three and nine months ended September 30, 2009 compared to the corresponding previous periods due primarily to agent commissions, which decrease as revenues decrease, the strengthening of the United States dollar compared to most other foreign currencies which resulted in a favorable impact on the translation of our expenses, reduced commissions resulting from the acquisition of FEXCO and cost savings related to the 2008 restructurings, offset by incremental operating costs, including increased bad debt expense. Although bad debt expense has increased, we expect our annual losses associated with bad debts to continue to be less than 1% of our annual revenue. Also contributing to the decrease in the nine months ended September 30, 2009 was the restructuring costs incurred in 2008 which did not recur in 2009. Cost of services as a percentage of revenue was 57% and 56%, respectively, for the three and nine months ended September 30, 2009 and 57% and 59% for the three and nine months ended September 30, 2008, respectively. The decrease in cost of services as a percentage of revenue for both the three and nine months ended September 30, 2009, compared to the corresponding period in 2008, was generally due to reduced commissions resulting from the acquisition of FEXCO, selective agent commission initiatives, costs savings related to the 2008 restructurings, offset somewhat by incremental operating costs, including increased bad debt expense. Also impacting the decrease in cost of services as a percentage of revenue for the nine months ended September 30, 2009 compared to the corresponding period in 2008 were restructuring costs incurred in 2008 that did not recur in 2009.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three and nine months ended September 30, 2009 compared to the corresponding period in the previous year due to the settlement accrual described below, incremental costs associated with the acquisition of FEXCO and Custom House including costs related to evaluating and closing these acquisitions, offset by better leveraging of our marketing expenses. SG&A for the nine months ended September 30, 2009 compared to the corresponding period in the previous year was also impacted by restructuring costs incurred in 2008 which did not recur in 2009.

During the three and nine months ended September 30, 2009, we recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. The anticipated agreement and settlement includes resolution of all outstanding legal issues and claims with the State and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. As part of the anticipated agreement, we expect to make certain investments in our compliance programs of approximately $23 million to be incurred over the next two to three years.

During the three and nine months ended September 30, 2009, marketing related expenditures, principally classified within SG&A, were approximately 4.5% of revenue due to timing of marketing initiatives and better leveraging of our marketing expenditures. For the three and nine months ended September 30, 2008, marketing expenditures were approximately 5.5% of revenue. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” and other initiatives in order to maximize the return on these investments.

Interest income

Interest income decreased during both the three and nine months ended September 30, 2009 compared to the same periods in the prior year primarily due to lower short-term interest rates.

Interest expense

Interest expense decreased during both the three and nine months ended September 30, 2009 compared to the same periods in the prior year due to lower short-term interest rates on certain debt with floating interest rates and lower average borrowing balances.

Derivative gains/(losses), net

Derivative gains/(losses), net for the three and nine months ended September 30, 2009 and 2008 relate primarily to the portion of the change in fair value of foreign currency accounting hedges that is excluded from the measurement of effectiveness, which includes (a) differences between changes in forward rates and spot rates and (b) gains or losses on the contract and any offsetting positions during periods in which the instrument is not designated as a hedge. Although the majority of changes in the value of our hedges are deferred in accumulated other comprehensive income or loss until settlement (i.e., spot rate changes), the remaining portion of changes in value are recognized in income as they occur. The lower amounts recognized in 2009 compared to the same periods in the prior year are the result of the significant volatility in the credit markets during the third quarter of 2008.

Other income/(expense), net

Other income/(expense), net decreased during both the three and nine months ended September 30, 2009 compared to the corresponding periods in 2008 due to a decline in earnings on our equity method investments, primarily as a result of an absence of equity method earnings for FEXCO subsequent to the acquisition date. The decrease in other income/(expense), net during the nine months ended September 30, 2009 was also driven by a $12 million reserve taken against our receivable from the Reserve International Liquidity Fund during the second quarter of 2009.

Income taxes

Our effective tax rates on pretax income were 26.6% and 26.2% for the three and nine months ended September 30, 2009, respectively, and 27.7% and 27.2% for the three and nine months ended September 30, 2008, respectively. We continue to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than our combined federal and state tax rates in the United States. In addition, in the second quarter of 2008, we implemented additional foreign tax efficient strategies consistent with our overall tax planning which impacted our effective tax rate for all subsequent periods. Recent proposed changes to United States international tax law, if enacted, could potentially adversely affect our future effective tax rate. We are closely monitoring the proposed changes, and the potential effect on our future effective tax rate will depend on the final form of any new law.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of September 30, 2009, the total amount of unrecognized tax benefits is a liability of $501.9 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve.

With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of September 30, 2009, interest on the alleged amounts due for unagreed adjustments would be approximately $28 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. We believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase.

Earnings per share

During the three and nine months ended September 30, 2009, basic earnings per share were $0.26 and $0.89, respectively, and diluted earnings per share were $0.26 and $0.89, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2009 and 2008, there were 30.0 million and 5.7 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the nine months ended September 30, 2009 and 2008, there were 38.1 million and 7.4 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits of options and restricted stock are available to acquire shares at an average market price throughout the year, and therefore, reduce the dilutive effect. The increase in anti-dilutive shares is primarily due to the majority of our outstanding options having an exercise price higher than our average market price for the three and nine months ended September 30, 2009.

Of the 44.3 million outstanding options to purchase shares of our common stock as of September 30, 2009, approximately 42% were held by employees of First Data.

Earnings per share decreased for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. The lower number of shares outstanding for both periods was driven by stock repurchases exceeding stock option exercises from January 1, 2008 through September 30, 2009.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and global business payments. Businesses not considered part of these segments are categorized as “Other.” Expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services, new prepaid service offerings and costs incurred in connection with mergers and acquisitions are included in “Other.”

During the three and nine months ended September 30, 2009, we recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. The anticipated agreement and settlement includes resolution of all outstanding legal issues and claims with the State and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border. While this item was identifiable to our consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to “Operating expenses overview.”

We incurred expenses of $3.2 million and $50.3 million for restructuring and related activities during the three and nine months ended September 30, 2008, respectively, which were not allocated to segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Consumer-to-consumer (a)
EMEASA	46%	45%	45%	44%
Americas	31%	33%	32%	34%
APAC	8%	7%	8%	7%

Total consumer-to-consumer	85%	85%	85%	85%
Global business payments	13%	13%	13%	14%
Other	2%	2%	2%	1%

	100%	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and nine months ended September 30, 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$875.9	$925.2	(5)%	$2,497.1	$2,664.8	(6)%
Foreign exchange revenue	229.3	237.8	(4)%	650.1	678.6	(4)%
Other revenues	12.6	15.1	(17)%	39.8	33.9	17%

Total revenues	$1,117.8	$1,178.1	(5)%	$3,187.0	$3,377.3	(6)%

Operating income	$308.9	$327.7	(6)%	$889.2	$906.8	(2)%
Operating income margin	28%	28%		28%	27%
Key indicator:
Consumer-to-consumer transactions	50.1	48.8	3%	144.7	139.0	4%

The table below sets forth transaction and revenue growth/(decline) rates by region for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Consumer-to-consumer transaction growth/(decline) (a)
EMEASA	8%	11%
Americas	(4)%	(4)%
APAC	15%	19%
Consumer-to-consumer revenue growth/(decline) (a)
EMEASA	(3)%	(4)%
Americas	(10)%	(9)%
APAC	5%	2%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 7% of consolidated Western Union revenues during both the three and nine months ended September 30, 2009 and 2008. No individual country, other than the United States, represented more than approximately 6% of our consolidated revenue for the three and nine months ended September 30, 2009.

Transaction fees and foreign exchange revenue

Consumer-to-consumer money transfer revenue declined 5% and 6% on transaction growth of 3% and 4% for the three and nine months ended September 30, 2009 over the same periods in 2008, respectively. The revenue decline is attributable in part to the strengthening of the United States dollar compared to most other foreign currencies, which adversely impacted revenue growth by approximately 2% and 4% for the three and nine months ended September 30, 2009, respectively, as discussed below. Also impacting revenue was the weakening global economy resulting in slowing transaction growth, geographic mix, product mix including a higher percentage of revenue earned from intra-country activity which has lower revenue per transaction than cross border transactions and price decreases. Our international consumer-to-consumer business experienced a revenue decline of 3% and 4% on transaction growth of 6% and 8% for the three and nine months ended September 30, 2009, respectively. Our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer business outside of the United States also experienced revenue declines on transaction increases for the three and nine months ended September 30, 2009 as a result of the same factors described above.

Revenue in our EMEASA region declined 3% and 4%, respectively, during both the three and nine months ended September 30, 2009 compared to the same periods in 2008. Our largest European markets experienced revenue declines during the three and nine months ended September 30, 2009 as compared to the same periods in 2008. The revenue declines in the EMEASA region were primarily driven by the impact of translating foreign currency denominated revenues into the United States dollar, as further described below, and slowing transaction growth. Also impacting EMEASA revenue was geographic mix and price decreases. Our money transfer business to India for the three and nine months ended September 30, 2009 versus the same periods in 2008 continued to grow with transaction growth of 16% and 27%, respectively, and revenue growth of 8% and 12%, respectively. Over the same periods, transaction growth in the Gulf States continued to be strong. However, revenue and transaction growth for both India and the Gulf States moderated in the three months ended September 30, 2009 compared to the first half of 2009.

Americas revenue and transactions declined for the three and nine months ended September 30, 2009 compared to the same periods in 2008. Contributing to the overall decline in the Americas region was the domestic business which experienced revenue declines of 15% and 12% on transaction declines of 9% and 8% for the three and nine months ended September 30, 2009, respectively. However, transaction trends in our United States outbound business remained stable throughout the first nine months of 2009. Our Mexico business also contributed to the overall decline in the Americas region with revenue declines of 18% and 16%, respectively, on transaction declines of 13% for both the three and nine months ended September 30, 2009. Our United States domestic and Mexico business revenue declined due to the weak economy in the United States. Our Mexico revenues were also impacted by selective price decreases and our closure of certain Vigo branded agents, substantially all of which were small retailers, in the first half of 2009, due to credit concerns.

APAC revenue increased 5% and 2%, respectively, on transaction growth of 15% and 19%, respectively, for the three and nine months ended September 30, 2009 compared to the same period in 2008. The APAC region’s revenues have been impacted by translating foreign currency denominated revenues into the United States dollar, as further described below, as well as moderating transaction growth. China’s revenue and transactions both increased 7% for the three months ended September 30, 2009, due to the improvement in the Chinese economy and implementation of business growth initiatives. China revenue declined 6% on 2% transaction growth for the nine months ended September 30, 2009.

Foreign exchange revenue decreased for the three and nine months ended September 30, 2009 over the corresponding previous periods at a rate relatively consistent with the decrease in our revenue from our international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fee and foreign exchange revenue for the three and nine months ended September 30, 2009 of $24.4 million and $137.5 million, respectively, over the same periods in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The majority of our exposure is related to the EMEASA region. We expect a negative impact on our full year 2009 revenue due to continuing fluctuations in exchange rates between the United States dollar and other currencies.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. For the full year 2009, we expect that such fee decreases and foreign exchange actions will be around 2% of total Western Union revenue compared to 1% for the full year 2008.

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the 400,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of September 30, 2009, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-consumer operating income decreased 6% and 2%, respectively, during the three and nine months ended September 30, 2009, compared to the same periods in 2008 due to a decline in revenue, offset somewhat by lower agent commission costs and savings realized from the 2008 restructurings. The change in the operating income margin for the three and nine months ended September 30, 2009 as compared to the same periods in the prior year was driven by these same factors.

Global Business Payments Segment

The following table sets forth our global business payments segment results of operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
(dollars and transactions in millions)
Revenues:
Transaction fees	$153.8	$163.1	(6)%	$471.0	$506.1	(7)%
Foreign exchange revenue	8.3	0.9	*	9.8	2.4	*
Other revenues	9.2	12.4	(26)%	29.1	37.1	(22)%

Total revenues	$171.3	$176.4	(3)%	$509.9	$545.6	(7)%

Operating income	$41.6	$46.6	(11)%	$136.2	$152.5	(11)%
Operating income margin	24%	26%		27%	28%
Key indicator:
Global business payments transactions	105.0	103.3	2%	315.5	308.3	2%

*	Calculation not meaningful

Revenues

During the three and nine months ended September 30, 2009, the global business payments segment revenue was adversely impacted by the weak economic situation in the United States and by a mix shift to lower revenue per transaction products in a portion of this segment. Many United States consumers who would use our services are having difficulty paying their bills and are unable to obtain credit in any form, resulting in our handling fewer bill payments. Although the segment’s revenues were primarily generated in the United States for the three and nine months ended September 30, 2009, we expect the proportion of international revenue will grow in future periods as a percentage of total revenue due to the acquisition of Custom House.

On September 1, 2009, we completed the acquisition of Canada-based Custom House, a provider of international business-to-business payment services. Custom House facilitates cross-border, cross-currency payment transactions. The significant majority of Custom House’s revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. The credit risk arising from these spot foreign currency exchange contracts is largely mitigated, as in the majority of cases Custom House requires the receipt of funds from customers before releasing the associated cross-currency payment. In addition, this business writes foreign currency forward and option contracts for their customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. The significant majority of Custom House’s revenue is generated from transactions involving different currencies, in which Custom House generates revenue based on the difference between the exchange rate set by Custom House to the customer and the rate at which Custom House is able to acquire currency or forward and option contracts. This foreign exchange revenue is recorded at the time the customer initiates a trade with Custom House. The acquisition of Custom House contributed $7.9 million to total revenue, primarily included in foreign exchange revenue, and approximately 50,000 transactions for both the three and nine months ended September 30, 2009.

Transaction growth during the three and nine months ended September 30, 2009 compared to the corresponding periods in the prior year was driven by our United States electronic-based and South America cash-based bill payments businesses, both of which carry a lower revenue per transaction than our United States cash-based bill payment business.

Operating income

For the three and nine months ended September 30, 2009, operating income decreased compared to the same periods in the prior year primarily due to operating income declines related to the United States-based bill payments business, offset slightly by the savings generated from the 2008 restructurings.

The decline in operating income margin in the segment is due to the factors described above and continues to be impacted by the decline in the United States cash-based bill payments business which has a higher operating income margin than our South America and electronic businesses. Also impacting operating income margin were operating and integration costs associated with the acquisition of Custom House.

Other

The following table sets forth other results for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
(dollars in millions)
Revenues	$25.0	$22.9	9%	$72.7	$67.5	8%
Operating income	$2.0	$4.1	(51)%	$9.7	$11.7	(17)%
Operating income margin	8%	18%		13%	17%

Revenues

Revenue increased for the three and nine months ended September 30, 2009 compared to the comparable periods in the prior year due to higher earnings from our money order business.

Effective October 1, 2009 (the “Transition Date”), in accordance with the agreement signed on July 18, 2008, Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), assigned and transferred to us certain operating assets used by IPS to issue Western Union branded money orders and approximately $860 million of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, we assumed IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders, and terminated the existing agreement whereby IPS paid Western Union a fixed return on the outstanding money order balances. Following the Transition Date, we invested the cash received from IPS in high-quality, investment grade securities, primarily tax exempt United States state and municipal securities, in accordance with applicable regulations, which are the same as those currently governing the investment of our United States originated money transfer principal. Prior to the Transition Date, we had entered into interest rate swaps on certain of our fixed rate notes to reduce our exposure to fluctuations in interest rates. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from the interest rate swaps, we estimate that we should be able to retain, subsequent to the Transition Date, a comparable after-tax rate of return through 2011 as we were receiving under the agreement with IPS. However, the results of interest expense savings related to the swaps will be reflected in interest expense and will not impact operating income. Subsequent to the Transition Date, all revenue generated from the investment portfolio is being retained by us.

Operating income

During both the three and nine months ended September 30, 2009, the decrease in operating income was primarily due to increased costs related to acquisitions, offset by increased profits in our money order business.

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

Our future cash flows could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting the migrant population, and changes in income tax laws or the status of income tax audits, including the resolution of outstanding tax matters. In addition, we are subject to certain provisions in our 6.500% notes due 2014 (“2014 Notes”) and our derivative contracts which would require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade.

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

We believe we have adequate liquidity to meet our business needs, including dividends and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. In addition, we have capacity to borrow on our $1.5 billion revolving credit facility which is undrawn at September 30, 2009.

Cash and Investment Securities

As of September 30, 2009, we have cash and cash equivalents of $1.6 billion, of which $678.1 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses internationally.

On September 15, 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. We included the value of the receivable in “other assets” in the condensed consolidated balance sheet as of December 31, 2008. This surplus cash was not required or used for daily operations. At the time the redemption request was made, we were informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that our redemption trades would be honored at a $1.00 per share net asset value. In 2009, we received partial distributions totaling $234.9 million from the Fund ($193.6 million and $41.3 million in January and June 2009, respectively). We continue to vigorously pursue collection of the remaining balance and believe we have a right to full payment of the remaining amount based on the written and verbal representations from the Manager and our legal position. However, given the increased uncertainty surrounding the numerous third-party legal claims associated with the Fund, we reserved $12 million representing the estimated impact of a pro-rata distribution of the Fund during the three months ended June 30, 2009. As of September 30, 2009, we had a remaining receivable balance of $51.2 million, net of the related reserve, which is included in “other assets” in the condensed consolidated balance sheet. If further deterioration occurs in the underlying assets in the Fund, or if the Fund incurs legal and/or administrative costs during the distribution process, we may record additional reserves related to the remaining receivable balance, which could negatively affect our financial position, results of operations and cash flows.

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

Investment securities, included in settlement assets, were $318.2 million as of September 30, 2009. Substantially all of these investments are state and municipal debt instruments. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold investment securities for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high-quality investments. As of September 30, 2009, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of September 30, 2009, there were no investments with a single issuer or individual securities representing more than 10% of our investment securities portfolio.

Effective October 1, 2009, IPS assigned and transferred to us certain operating assets used by IPS to issue Western Union branded money orders and approximately $860 million of cash sufficient to satisfy all outstanding money order liabilities.

Cash Flows from Operating Activities

During the nine months ended September 30, 2009 and 2008, cash provided by operating activities was $958.0 million and $925.3 million, respectively. Cash flows provided by operating activities increased for the nine months ended September 30, 2009 compared to the same period in the prior year primarily due to beneficial working capital fluctuations in 2009.

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

At September 30, 2009, we have outstanding borrowings of $3,052.4 million. These outstanding borrowings consisted of $3,046.4 million in unsecured fixed rate notes and associated swaps with maturities ranging from 2011 to 2036, including our 2014 Notes which were issued in February 2009 and used to repay our Term Loan as discussed above. We also have a $1.5 billion revolving credit facility available, diversified through a group of 15 participating institutions, to meet additional liquidity needs that might arise, and which is available to support borrowings under our commercial paper program. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 20%. The substantial majority of the banks within this group had credit ratings of “A-” or better from a major credit rating agency as of September 30, 2009. As of September 30, 2009, there are no borrowings outstanding under the revolving credit facility.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding at September 30, 2009.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our $1.5 billion revolving credit facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $66.9 million and $125.0 million for the nine months ended September 30, 2009 and 2008, respectively. Amounts paid for new and renewed agent contracts were $18.2 million and $68.8 million during the nine months ended September 30, 2009 and 2008, respectively. Such contract costs will vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software, and in the nine months ended September 30, 2008, the renovation of certain facilities.

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

On September 1, 2009, we acquired Canada-based Custom House, a provider of international business-to-business payment services, for cash consideration of $371.0 million for 100% of the common shares of this business and acquired cash of $2.5 million.

Share Repurchases

Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008 (“2008 Authorization”), a $1.0 billion authorization in December 2007 (“2007 Authorization”) and a $1.0 billion authorization in September 2006. Both the 2007 Authorization and the authorization in September 2006 have been fully utilized. During the nine months ended September 30, 2009 and 2008, 15.6 million and 50.4 million shares were repurchased for $225.0 million and $1,204.8 million, excluding commissions, at an average cost of $14.38 and $23.91 per share, respectively. As of September 30, 2009, $714.7 million remains available under the 2008 Authorization which expires December 31, 2009.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit pension plans for which we have a recorded unfunded pension obligation of $102.1 million as of September 30, 2009. Due to the closure of one of our facilities in Missouri and a recent agreement with the Pension Benefit Guaranty Corporation, we funded $4.1 million into one of our subsidiary’s pension plans in the third quarter of 2009. Pursuant to final guidance issued by the IRS in September 2009, we made certain interest rate elections under the Pension Protection Act which will require us to fund approximately $15 million to the plans in 2010, which is less than was previously anticipated.

Other Commercial Commitments

We had $85.5 million in outstanding letters of credit and bank guarantees at September 30, 2009, with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of September 30, 2009, our total amount of unrecognized income tax benefits is a liability of $501.9 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

Risk Management

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates, interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide consumer-to-consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. To mitigate this risk further, we enter into short-term foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also utilize foreign currency forward contracts, typically with terms of less than one year at inception, to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. In certain consumer-to-consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency, helping to provide protection against currency fluctuations. We promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on consumer-to-consumer revenues denominated primarily in the euro, and to a lesser degree the British pound, Canadian dollar and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the risk that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international consumer-to-consumer operations and allows us to better manage and mitigate risks associated with changes in foreign currency exchange rates.

With the acquisition of Custom House in the third quarter of 2009, our foreign exchange risk and associated foreign exchange risk management has increased due to the nature of this business. The significant majority of Custom House’s revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. This business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. We hedge foreign exchange risk arising from these contracts by entering into offsetting contracts with established financial institution counterparties, or by holding sufficient foreign currency positions to cover those transactions. The foreign exchange risk is actively managed and kept to minimal levels.

At December 31, 2008, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $24 million based on our forecast of consumer-to-consumer unhedged 2009 exposure to foreign currency. The exposure as of September 30, 2009 is not materially different based on our forecast of unhedged exposure to foreign currency through September 30, 2010. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at September 30, 2009 of $1.7 billion. Approximately $1.5 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and variable rate municipal securities and are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” Such assets classified as “cash and cash equivalents” are highly liquid investments with maturities of three months or less at the date of purchase and are readily convertible to cash. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of September 30, 2009, $750 million of our total $3,052.4 million in borrowings was effectively floating rate debt through interest rate swap agreements, changing our fixed-rate debt to LIBOR-based floating rate debt, with average spreads of approximately 200 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. No commercial paper borrowings were outstanding as of September 30, 2009.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering duration of the individual positions. We actively manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and optimize returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percent of floating rate debt, subject to market conditions. At September 30, 2009, our weighted-average interest rate on our borrowings outstanding, including our hedges, was approximately 5.2%.

A hypothetical 100 basis point increase in interest rates would result in a decrease to pre-tax income of approximately $7.5 million annually based on borrowings on September 30, 2009 that are sensitive to interest rate fluctuations. The same 100 basis point increase in interest rates, if applied to our cash and investment balances on September 30, 2009 that are sensitive to interest rate fluctuations, would result in an offsetting benefit to pre-tax income of approximately $15.0 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

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

On September 15, 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. In 2009, we received partial distributions totaling $234.9 million from the Fund ($193.6 million and $41.3 million in January and June 2009, respectively). We continue to vigorously pursue collection of the remaining balance and believe we have a right to full payment of the remaining amount based on the written and verbal representations from the Manager and our legal position. However, given the increased uncertainty surrounding the numerous third-party legal claims associated with the Fund, we reserved $12 million representing the estimated impact of pro-rata distribution of the Fund during the three months ended June 30, 2009. As of September 30, 2009, we had a remaining receivable balance of $51.2 million, net of the related reserve, which is included in “other assets” in the condensed consolidated balance sheet. If further deterioration occurs in the underlying assets in the Fund, or if the Fund incurs legal and/or administrative costs during the distribution process, we may record additional reserves related to the remaining receivable balance, which could negatively affect our financial position, results of operations and cash flows.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. In addition, we are exposed to credit risk directly from consumer transactions particularly through our internet services and electronic channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. We perform a credit review before each agent signing and conduct periodic analyses. Historically, and for the nine months ended September 30, 2009, our bad debt losses have been less than 1% of our revenues. We continue to monitor the credit worthiness of our agents, and we have closed agents at higher rates than in prior years, primarily small retailers in the United States. Closing agents may impact transactions and revenues.

As a result of our acquisition of Custom House, we are now exposed to credit risk relating to derivative financial instruments written by us to our customers. The duration of these derivative contracts is generally nine months or less. To mitigate risk, we perform credit reviews of the customer contracts on an ongoing basis. In addition, we may require certain customers to post collateral based on the fair value of the customer’s contract and their risk profile. The credit risk arising from our spot foreign currency exchange contracts is largely mitigated, as in most cases we require the receipt of funds from our customers before releasing the associated cross-currency payment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Denver, Colorado

October 30, 2009

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the third quarter:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 – 31	7,178	$15.68	—	$839.7
August 1 – 31	4,463,432	$18.15	4,462,900	$758.7
September 1 – 30	2,584,752	$18.34	2,408,300	$714.7

Total	7,055,362	$18.22	6,871,200

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.
**	Since September 2006, the Board of Directors has authorized common stock repurchases of up to $3.0 billion consisting of a $1.0 billion authorization in June 2008 (“2008 Authorization”), a $1.0 billion authorization in December 2007 (“2007 Authorization”) and a $1.0 billion authorization in September 2006. Both the 2007 Authorization and the authorization in September 2006 have been fully utilized. As of September 30, 2009, $714.7 million remains available under the 2008 Authorization for purchases through December 31, 2009. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: October 30, 2009	By:	/s/ SCOTT T. SCHEIRMAN
Scott T. Scheirman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2009	By:	/s/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10	The Western Union Company Severance/Change in Control Policy, as Amended and Restated Effective September 24, 2009.*

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Principal Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract and compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.