Form 10-K
period 2009-12-31
Western Union CO
filed 2010-02-26
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32903

THE WESTERN UNION COMPANY
(Exact name of registrant as specified in its charter)

Delaware	20-4531180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

THE WESTERN UNION COMPANY
12500 East Belford Avenue
Englewood, Colorado 80112
(Address of principal executive offices)
Registrant’s telephone number, including area code: (866) 405-5012
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11.5 billion based on the closing sale price of $16.40 of the common stock as reported on the New York Stock Exchange.

As of February 12, 2010, 682,769,241 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2010 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

INDEX

		Page
		Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8.	Financial Statements and Supplementary Data	72
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	130
Item 9A.	Controls and Procedures	130
Item 9B.	Other Information	130

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	131
Item 11.	Executive Compensation	131
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	131
Item 13.	Certain Relationships and Related Transactions, and Director Independence	131
Item 14.	Principal Accounting Fees and Services	131

PART IV

Item 15.	Exhibits, Financial Statement Schedules	132
EX-10.11
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-12
EX-14
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Annual Report on Form 10-K of the Western Union Company (the “company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors.” The statements are only as of the date they are made, and the company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in immigration laws, patterns and other factors related to migrants;

•	our ability to adapt technology in response to changing industry and consumer needs or trends;

•	our failure to develop and introduce new products, services and enhancements, and gain market acceptance of such products;

•	the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering and terrorist financing, and/or changing regulatory or enforcement interpretations of those laws;

•	failure to comply with the settlement agreement with the State of Arizona;

•	changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof;

•	changes in general economic conditions and economic conditions in the regions and industries in which we operate;

•	adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us;

•	political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole;

•	interruptions of United States government relations with countries in which we have or are implementing material agent contracts;

•	our ability to resolve tax matters with the Internal Revenue Service and other tax authorities consistent with our reserves;

•	mergers, acquisitions and integration of acquired businesses and technologies into our company, and the realization of anticipated financial benefits from these acquisitions;

•	changes in, and failure to manage effectively exposure to, foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions;

•	failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide;

•	our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place;

•	failure to implement agent contracts according to schedule;

•	deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally;

•	failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers;

•	any material breach of security of or interruptions in any of our systems;

•	adverse rating actions by credit rating agencies;

•	liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments;

•	failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other money transfer services providers, including telecommunications providers, card associations, card-based payment providers and electronic and internet providers;

•	our ability to protect our brands and our other intellectual property rights;

•	our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection;

•	cessation of various services provided to us by third-party vendors;

•	changes in industry standards affecting our business;

•	changes in accounting standards, rules and interpretations;

•	our ability to attract and retain qualified key employees and to manage our workforce successfully;

•	significantly slower growth or declines in the money transfer market and other markets in which we operate;

•	adverse consequences from our spin-off from First Data Corporation;

•	decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries;

•	decisions to change our business mix;

•	catastrophic events; and

•	management’s ability to identify and manage these and other risks.

ITEM 1.	BUSINESS

Overview

The Western Union Company (“Western Union” or the “Company”) is a leader in global money transfer and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world.

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well recognized brand to transfer funds. Our consumer-to-consumer money transfer service enables people to send money around the world in minutes. Our services are available through a network of over 410,000 agent locations in more than 200 countries and territories, with approximately 85% of those locations outside of the United States. Each location in our agent network is capable of providing one or more of our services, with the majority offering Western Union branded service. As of December 31, 2009, over 75% of our locations had experienced money transfer activity in the prior 12 months.

Our global business payments service provides consumers and businesses with flexible and convenient options for making one-time or recurring bill payments. In the third quarter of 2009, we acquired Custom House, Ltd. (“Custom House”), a provider of international business-to-business cross-border, cross-currency payment services. Although most of the revenue in our global business payments segment is generated in the United States, we continue to expand our international presence and globally diversify our revenue, primarily through our acquisition of Custom House and our previous acquisition of Pago Fácil.

We believe that brand strength, size and reach of our global network, and convenience and reliability for our customers have been important factors relating to the growth of our business. As we continue to meet the needs of our customers for fast, reliable and convenient money transfer services, we are also working to enhance our services and provide our consumer and business clients with access to an expanding portfolio of payment and other financial services, including Visa® and Mastercard® prepaid debit card offerings.

The majority of our revenue comes from fees that consumers pay when they send money or make payments. In certain money transfer and payment services transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire currency.

Our Segments

We manage our business around the customers we serve and the type of services we offer. Each segment addresses a different combination of customer needs, distribution networks and services. Our segments are consumer-to-consumer and global business payments. Our other businesses not included in these segments primarily consist of Western Union branded money order services available through a network of third-party agents primarily in the United States and Canada.

The table below presents the components of our consolidated revenue:

	2009	2008	2007

Consumer-to-consumer (a)
EMEASA (b)	45%	44%	40%
Americas (c)	32%	34%	37%
APAC (d)	8%	7%	6%

Total consumer-to-consumer	85%	85%	83%
Global business payments	14%	14%	15%
Other	1%	1%	2%

	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

(b)	Represents the Europe, Middle East, Africa and South Asia region of our consumer-to-consumer segment.

(c)	Represents the Americas region of our consumer-to-consumer segment, which includes North America, Latin America, the Caribbean and South America.

(d)	Represents the Asia Pacific region of our consumer-to-consumer segment.

Financial information relating to our international and domestic revenues and long-lived assets for all of our segments is set forth in Note 17 to our Consolidated Financial Statements in Item 8.

For additional details regarding our consumer-to-consumer and global business payments segments, including financial information regarding our international and United States operations, see Item 7 of Part II and our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

See Risk Factors for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 85% of our total consolidated revenues for 2009. We offer consumers a variety of ways to send money. Although most remittances are sent in cash at one of our more than 410,000 agent locations worldwide, in some countries we offer the ability to send money over the internet or the telephone, using a credit or debit card, or through a withdrawal directly from a consumer’s bank account. Some agent locations accept debit cards to initiate a transaction. We also offer consumers several options to receive a money transfer. While the vast majority of transfers are paid in cash at agent locations, in some places we offer payout directly to the receiver’s bank account, to a stored-value card, to a mobile phone or through the issuance of a money order.

Operations

Our revenue is derived primarily from transaction fees charged to consumers to transfer money. In money transfers involving different send and receive currencies, we also generate revenue based on the difference between the exchange rate set by Western Union to the consumer and the rate at which we or our agents are able to acquire currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and address of the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. This sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes. The recipient enters an agent location in the designated receiving area or country, presents identification and is paid the transferred amount. Recipients do not pay a fee (although in limited circumstances, a tax may be imposed on the payment of the remittance). We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the locations to and from which the funds are sent and are to be transferred.

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

To complement the convenience offered by our network’s global physical locations, in certain countries we have also made our services available through other channels, as described below under “Services.”

Over 85% of our consumer-to-consumer transactions involve at least one non-United States location. No individual country outside the United States accounted for more than approximately 6%, 7% and 7% of our consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Certain of our agents facilitate a large number of transactions; however, no individual agent accounted for greater than 10% of the segment’s revenue during these periods.

Services

We offer money transfer services worldwide. In 2009, over 95% of our consumer-to-consumer transactions were cash money transfers involving our walk-in agent locations around the world. Although demand for in-person, cash money transfers has historically been the strongest, we offer a number of options for sending and receiving funds that provide consumer convenience and choice to meet the needs of consumers. The different ways consumers can send or receive money include the following:

Walk-in money transfer service. The majority of our remittances constitute transactions in which cash is collected by the agent and payment (usually cash) is available for pick-up at another agent location in the designated receive location, usually within minutes. In some United States outbound corridors and in select international corridors, we provide a “Direct to Bank” service, enabling a consumer to send a transaction from an agent location directly to a bank account in another country. We also provide a “Cash to Card” service that provides consumers an option to direct funds to a Western Union branded Visa stored-value card in the United States, with the option to have the card delivered overnight to consumers’ homes.

Our “Next Day” delivery option is a money transfer that is available for payment the morning after the money transfer is sent. This option is available in certain markets for domestic service within the United States, and in select United States outbound and international corridors. The Next Day delivery service gives our consumers a lower-priced option for money transfers that do not need to be received within minutes, while still offering the convenience, reliability and ease-of-use that our consumers expect.

Online money transfer service. Our websites allow consumers to send funds on-line, using a credit or debit card, for payment at most Western Union branded agent locations around the world. As of December 31, 2009, we are now providing send service in 18 countries, allowing consumers in these countries to send money throughout the world.

Telephone money transfer service. Our Telephone Money Transfer service allows Western Union consumers to send funds by telephone without visiting an agent location. Consumers call a toll-free number in the United States, Canada, Ireland or the United Kingdom and use a debit card or credit card to initiate a transaction. The money transfer is then available for pay-out at an agent location.

Account to cash. This service allows consumers to debit their bank accounts and send the money through Western Union for pay-out at an agent location. We have 12 banks offering this service, primarily through their online portals, which allows consumers to send funds from their bank accounts.

Mobile money transfer service. Our mobile money transfer service pilot provides consumers in a number of select countries with the ability to transfer money to a mobile phone. As of December 31, 2009, there were approximately 10,000 Western Union agent locations enabled with the technology to transfer cash to a mobile phone.

Distribution and Marketing Channels

We offer our consumer-to-consumer service to millions of consumers around the world primarily through our global network of third-party agents in almost every country and territory, with more than 85% of our agent locations being located outside of the United States. Our agents facilitate the global distribution and convenience associated with our Western Union and other brands, which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers and other established organizations that provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets they serve and work with our management to develop business plans for their markets. Many of our agents contribute financial resources, or otherwise support, our efforts to market the business. Many agents operate in locations that are convenient for our consumers and are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us an average of approximately 13 years, and in 2009, these long-standing agents were involved in transactions that generated more than 60% of our consumer-to-consumer revenue.

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

Some of our agents outside the United States manage subagents. We refer to these agents as superagents. As of December 31, 2009, we had approximately 800 superagents located throughout the world. Although our subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to the same technology and services that our other agent locations do. On November 1, 2009, the Payment Services Directive (“PSD”) became effective. Under the PSD, the licensing and other legal requirements for offering money transfer and other payment services within European Union (“EU”) countries were harmonized, allowing us to expand the types of businesses that can offer money transfer services in certain countries, which further allows us to develop our distribution network. In anticipation of the PSD, we acquired the money transfer business of European-based FEXCO, which helped provide an initial operating infrastructure for the PSD and allowed us to take on services and operations previously performed by this superagent in several key European countries.

Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card payout options and Direct to Bank service. Our marketing benefits from feedback from our agents and consumers, and in many of our markets, our agents fund their own marketing activities.

A primary component of our marketing strategy is our global loyalty program, which is available in a growing number of countries. We launched our Western Union Gold Card, the principal vehicle of the program, in the United States in 2002. As of December 31, 2009, the Gold Card program was available in 78 countries and had approximately 13 million active cards, an increase in the number of active cards of 20% from December 31, 2008. The Gold Card offers consumers faster service at the point-of-sale and other benefits which, depending on the country, could include service fee reductions on future Western Union branded transactions, discounts at retailers or a rechargeable prepaid phone card embedded within the Gold Card. Overall, Gold Card consumers initiate more transactions and have a higher rate of retention than non-carded consumers. Approximately one-third of Western Union branded consumer-to-consumer transactions are initiated using a Gold Card. The global Gold Card program is one component of our consumer relationship management strategy designed to support and enhance long-term relationships with our consumers. Consumer databases supplement these efforts by providing insight on consumer preferences so that we can selectively target consumer communications and marketing. We have begun offering reloadable debit Gold Cards to our loyalty card holders in the United States.

Industry Trends

Over the last several years, except for 2009, the cross-border money transfer industry has experienced growth. Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment rates worldwide. The top four inbound remittance countries in the world are India, China, Mexico and the Philippines, and cumulatively receive an estimated $136 billion annually according to The World Bank’s November 2009 report. Due to the weak global economy, including

6.1

declines in consumer confidence and rising unemployment, the demand for money transfers has softened. The World Bank projects a modest increase of 1% in cross-border remittances in 2010, with stronger growth in 2011. We anticipate that the remittance market will begin to recover as the global economy improves. We also consider additional sources, including demographic data, when assessing market opportunities.

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

Competition

We face robust competition in the highly-fragmented consumer-to-consumer money transfer industry. We compete with a variety of money transfer service providers, including:

•	Global money transfer providers—Global money transfer providers allow consumers to send money to a wide variety of locations, in both their home countries and abroad.

•	Regional money transfer providers—Regional money transfer providers, or “niche” players, provide the same services as global money transfer providers, but focus on a small group of corridors or services within one region, such as North America to the Caribbean, Central or South America, or Western Europe to North Africa.

•	Banks and postbanks—Banks and postbanks of all sizes compete with us in a number of ways, including bank wire services and card-based services. We believe that banks and postbanks offer consumers wire transfer services and other money transfer methods as an incentive to those consumers to purchase other services and products.

•	Informal networks—Informal networks enable people to transfer funds without formal mechanisms and often without compliance with government reporting requirements. We believe that such networks comprise a significant share of the market.

•	Electronic commerce—Online money transfer services allow consumers to send and receive money electronically using the internet.

•	Alternative channels—Alternative channels for sending and receiving money include mail and commercial courier services, money transfers using mobile phones, and card-based options, such as ATM cards and stored-value cards.

We believe the most significant competitive factors in consumer-to-consumer remittances relate to brand recognition, trust and reliability, distribution network, consumer experience and price.

Global Business Payments Segment

In our global business payments segment, we provide fast and convenient options to make one-time or recurring payments for consumers or businesses to other businesses. Our business payments services allow consumers to make payments to a variety of organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, governmental agencies and other businesses. We also provide international business-to-business cross-border, cross-currency payment services as a result of our acquisition of Custom House in September 2009. We can process payments using the customer’s credit card, debit card, bank account or cash depending on the service selected. We believe our business customers who receive payments from consumers benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customer payments. In certain circumstances, our relationships with business customers also provide them with an additional source of income, as well as reduced expenses for cash and check handling.

Operations

Our revenue in this segment is derived primarily from transaction fees paid by the consumer. These fees are typically less than the fees charged in our consumer-to-consumer segment. Consumers may make a cash payment at an agent or owned location and businesses may remit a check, electronic or wire transfer to Custom House® in order to initiate a transaction. In order to make an electronic payment, consumers or businesses initiate a transaction over the telephone or the internet which we process through credit card, debit card, automated clearing house (“ACH”) or wire transfer, depending on the service selected. Our internet services are provided through our own websites or, in certain circumstances, in partnership with other websites for which we act as the service provider. In cross-border transactions involving different currencies, we primarily generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we are able to acquire currency. In addition, we generate revenue from upfront enrollment fees received for our Equity Accelerator® service, and we earn investment income on funds received from services sold in advance of settlement with payment recipients.

Although most of the revenue in our global business payments segment is generated in the United States, we continue to expand our international presence and globally diversify our revenue, primarily through our acquisition of Custom House and our previous acquisition of Pago Fácil..

Services

Our global business payments services are available through a variety of products which give customers choices as to the payment channel and method of payment, and include the following:

Custom House. Our recent acquisition of Custom House enables us to offer international cross-border, cross-currency business-to-business payment solutions. These payment transactions are conducted through various channels including the telephone and internet. Custom House operates its own website to offer services and also serves as the ultimate service provider for other partner websites. Payments are made predominately through wire transfers and ACH, but in some situations, checks are remitted to Custom House. The majority of Custom House’s business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, we write foreign currency forward and option contracts for customers to facilitate future payments.

Western Union Quick Collect®. The Western Union Quick Collect (“Quick Collect”) service allows consumers to send funds to businesses and government agencies across the United States and Canada, using cash and, in certain locations, a debit card. This service is offered primarily at Western Union agent locations, but may be provided via our westernunion.com website in limited situations. This service is also offered in select international locations under the service mark Quick Paysm. We also offer Quick Cash®, a cash disbursement service used by businesses and government agencies to send money to employees or individuals with whom they have accounts or other business relationships. Similar to our Quick Collect service, consumers use our Western Union Convenience Pay® (“Convenience Pay”) service to send payments by cash or check from a smaller number of Convenience Pay agent locations primarily to utilities and telecommunication providers.

Pago Fácil®. In South America, we offer walk-in, cash bill payment services which allow consumers to make payments for services such as phone, utilities and other recurring bills. In Argentina, we provide this service under the Pago Fácil brand. In 2008, we began offering this service under the Western Union brand in Peru and Panama.

Speedpay®. Our Speedpay service is offered principally in the United States and allows consumers to make payments to a variety of businesses using credit cards, debit cards, ACH and in limited situations, checks. Payments are initiated over the telephone or the internet. We also partner with some businesses to allow their customers to access Speedpay from their websites.

Equity Accelerator. Our Equity Accelerator service enables consumers to make mortgage payments by ACH. It is marketed as a convenient way for homeowners to schedule additional recurring principal payments on their mortgages. Consumers who enroll in this service make mortgage payments based on an accelerated program, which results in a more rapid reduction of their mortgage balance, as well as interest savings. We also offer a non-recurring mortgage payment service under the brand Just in Time EFT®.

Distribution and Marketing Channels

Our electronic consumer payment services are available primarily through the telephone and the internet, while our cash-based consumer services are available through our agent networks and select Company owned locations. Our business payment services are offered through owned locations, telephone, via the internet and partner channels.

Businesses market our services to consumers in a number of ways, and we market our services directly to consumers and businesses using a variety of means, including advertising materials, promotional activities, call campaigns and attendance at trade shows and seminars. Our internet services are marketed to consumers and businesses on our websites as well as through co-branding arrangements with our website partners who offer our payment solutions. Consumers can also participate in the Western Union Gold Card program when using our Quick Collect service.

We have relationships with more than 6,300 businesses to which our consumers can make payments, approximately 2,200 of which primarily relate to our bill payment business in Argentina, Pago Fácil. These relationships are a core component of our global business payments services. In 2009, our top 20 businesses to which our consumers can make payments represented approximately 40% of our global business payments revenue. On average, we have provided our payment services to our top 20 businesses to which our consumers can make payments for more than 14 years. No individual customer accounted for greater than 10% of this segment’s revenue during all periods presented.

Our growth strategy includes a focus on expanding and globalizing our global business payments segment and increasing our number of payment options.

Industry Trends

The global business payments industry has evolved with technological innovations that have created new methods of processing payments from individuals or businesses to other businesses. The cross-border payments industry is expected to expand considerably in the future due to the expanding global focus of many businesses. We believe that the United States is in the midst of a trend away from cash and paper checks toward electronic payment methods accessible through multiple technologies. Furthermore, due to the weak economic situation in the United States, we believe many United States consumers who would use our services are having difficulty paying their bills and are unable to obtain credit, resulting in our handling fewer bill payments.

The global business payments industry outside the United States is at varying stages of development. In some countries, walk-in cash payments or payments through a third-party network are widely used, while in other countries electronic payment options, particularly through direct debit, are widely accepted.

Competition

Western Union competes with a diverse set of service providers offering both cash and electronic-based payment solutions and business-to-business payment services. Competition in electronic payments and business-to-business payment services include financial institutions (which may offer consumer bill payment or business payment services in their own name or may “host” payment services operated under the names of their clients). Competition for electronic payments also includes businesses offering their own or third-party services to their own customers and third-party providers of all sizes offering services directly to consumers. In many cases, competitors specialize in a small number of industries. Competitors for cash payments include businesses that allow consumers to pay a bill at one of their locations, or at the location of a partner business, as well as mail and courier services. Competitive pressures are impacting this business.

The most significant competitive factors in this segment relate to brand recognition, customer service, trust and reliability, convenience, speed, variety of payment methods, service offerings and price.

For additional details regarding our global business payments segment, see Item 7 of Part II and our historical financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Other

Our remaining businesses are grouped in the “Other” category, which primarily includes our money order services.

Effective October 1, 2009 (the “Transition Date”), in accordance with the agreement signed on July 18, 2008, Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), assigned and transferred to us certain operating assets used by IPS to issue Western Union branded money orders and approximately $860 million of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, we assumed IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders, and terminated the existing agreement whereby IPS paid Western Union a fixed return of 5.5% on the outstanding money order balances. Following the Transition Date, we invested the cash received from IPS in high-quality, investment grade securities, primarily tax exempt United States state and municipal securities, in accordance with applicable regulations, which are the same as those currently governing the investment of our United States originated money transfer principal. Prior to the Transition Date, we had entered into interest rate swaps on certain of our fixed rate notes to reduce our exposure to fluctuations in interest rates. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from the interest rate swaps, we estimate that we should be able to retain, subsequent to the Transition Date, a materially comparable after-tax rate of return through 2011 as we were receiving under the agreement with IPS. However, the results of interest expense savings related to the swaps will be reflected in interest expense and will not impact operating income. Subsequent to the Transition Date, all revenue generated from the investment portfolio is being retained by us.

Intellectual Property

The Western Union brand, consisting of trademark registrations in many countries, is material to our Company. The international expansion of our agent network over the past decade has taken the Western Union brand nearly everywhere consumers send and receive money. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our growth. We offer money transfer services under the Western Union, Orlandi Valuta® or Vigosm brands in over 200 countries and territories, and various global business payment services under several brands like Speedpay, Equity Accelerator, Just in Time EFT, Paymap®, Quick Collect, Convenience Pay, Quick Pay, Quick Cash, Pago Fácil (registered in Argentina), Custom House and other trademarks and service marks also important to our Company.

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2009, we invested approximately $240 million to market, advertise and promote our brand and services, including costs related to our global “yes!” marketing campaign, which helped drive uniformity of brand image and marketing. Many of our agents have also contributed significant financial resources to assist with marketing our services.

We own patents and patent applications covering various aspects of our processes and services. We have been, are and in the future may be, subject to claims and suits alleging that our technology or business methods infringe patents owned by others, both in and out of the United States. Unfavorable resolution of these claims could require us to change how we deliver services, result in significant financial consequences, or both, which could adversely affect our business, financial position and results of operations.

Risk Management

Our Company has a credit risk management department that evaluates and monitors our agent-related credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our online services and electronic global business payment channels, where transactions are originated through means other than cash, and may therefore be subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. Our credit risk management team performs a credit review before each agent signing and conducts periodic analyses. As a result, our losses associated with bad debts have been less than 1% of our annual revenue in each of the last three fiscal years. However, the recent global economic crisis may increase our losses associated with bad debts.

A key component of the Western Union business model is our ability to manage financial risk associated with conducting transactions worldwide. We settle accounts with the majority of our agents in United States dollars or euros. We utilize foreign currency exchange contracts, primarily forward contracts, to mitigate the risks associated with currency fluctuations and to provide predictability of future cash flows. Limited foreign currency risk arises with respect to the agent settlement process. The foreign currency exchange risk is limited because the majority of money transfer transactions are paid within 24 hours after they are initiated and agent settlements occur within a few days in most instances.

As a result of our acquisition of Custom House, we are now exposed to credit risk relating to derivative financial instruments written by us to our customers. The duration of these derivative contracts is generally nine months or less. To mitigate risk, we perform credit reviews of the customer on an ongoing basis. In addition, we may require certain customers to post collateral based on the fair value of the customer’s contract and their risk profile. As we require the receipt of funds from our customers, in most cases, before releasing the associated cross-currency payment, the credit risk arising from our spot foreign currency exchange contracts is largely mitigated.

To manage our exposures to credit risk with respect to investment securities, money market fund investments and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review investment concentrations, trading levels, credit spreads and credit ratings, and we attempt to diversify our investments among global financial institutions.

Our financial results may fluctuate due to changes in interest rates. We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, while also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and optimize returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions.

International Investment

We have accumulated approximately $2.0 billion of foreign earnings at December 31, 2009, for which no provision has been made for United States federal and state income taxes, as we have reinvested or expect to reinvest these earnings outside the United States indefinitely. We intend to invest these earnings to expand and diversify our global distribution and explore new service offerings. In 2009, we used our foreign earnings to acquire the money transfer business of our largest European-based agent, FEXCO, and also to acquire Custom House, which expanded the service offerings of the global business payments segment to include cross-currency, cross-border business-to-business payments. We continue to look for opportunities for international acquisitions and investments in joint ventures that will complement our existing businesses worldwide. We may also invest in expanding our current service offerings or our international operating sites to drive organic growth. However, if we are unable to utilize these earnings outside of the United States and we repatriate these earnings to the United States in the form of actual or constructive dividends, we would be subject to

United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and other countries. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, payment service laws, rules, laws and regulations applicable to credit cards and electronic payments including those governing foreign exchange hedging services and the sale of spot and forward currency contracts, escheat laws and laws covering consumer privacy, data protection and information security. Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing and other illicit activity. Failure to comply with any of these requirements—by either Western Union or its agents or subagents (who are third parties, over whom Western Union has limited legal and practical control)—could result in the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We have developed and continue to enhance global compliance programs, consisting of an anti-money laundering program comprised of policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices. These programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer network operates through third-party agents in most countries, and, therefore, our legal and practical ability to control those agents’ compliance activities is limited. With the PSD coming into effect, we will become responsible for the compliance of our agents in the EU who are engaged by one of our payments institution subsidiaries. In addition, with the acquisition of Custom House, our regulatory requirements have increased.

Money Transfer and Payment Instrument Licensing and Regulation

In the United States, most states license money transfer services providers. Many states exercise authority over the operations of our money transfer services and, as part of this authority, regularly examine us. Many states require us to invest the proceeds of money transfers in high-quality, investment grade securities, and our use of such investments is restricted to satisfy outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by making high-quality investments in compliance with these regulations. The majority of our investment securities, classified within “settlement assets” in the consolidated balance sheets, most of which relate to state licensing requirements in the United States, had credit ratings of “AA-” or better from a major credit rating agency as of December 31, 2009.

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

Outside of the United States, our money transfer business is subject to some form of regulation in all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer and agreements on the rates of exchange between currencies. They may also include laws and regulations intended to help detect and prevent money laundering or terrorist financing. In most countries, our agents are required to obtain licenses or permits to offer money transfer services.

We have developed and continue to enhance global compliance programs to monitor and to address various legal and regulatory requirements. Our money transfer network operates through third-party agents in most countries, and our legal and practical ability to control those agents’ compliance activities is limited. To assist in managing and monitoring money laundering and terrorist financing risks, we have developed and continue to enhance our global compliance programs, consisting of an anti-money laundering compliance program comprised of policies, procedures, systems and internal controls. As of December 31, 2009, we had over 400 employees in a number of our offices around the world dedicated to our global compliance programs. We spent over $40 million in 2009 on these efforts. In connection with our agreement and settlement with the State of Arizona, we will fund a not-for-profit organization to promote safety and security along the entire United States and Mexico border. This agreement and settlement also resolved all outstanding legal issues and claims with the State. In addition, as part of the agreement and settlement, we expect to make certain investments in our compliance programs along the United States and Mexico border and to engage a monitor of that program, which are expected to cost up to $23 million over the next two to four years. See also Item 1A, Risk Factors—“Western Union has been the subject of class-action litigation, and remains the subject of other litigation as well as consent agreements with or enforcement actions by regulators” for more information on this agreement and settlement.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us or our agents, including regulations that:

•	prohibit transactions in, to or from certain countries, governments and individuals and entities;

•	impose additional identification, reporting or recordkeeping requirements;

•	limit the entities capable of providing money transfer services or impose additional licensing or registration requirements;

•	impose minimum capital or other financial requirements on us or our agents;

•	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•	require additional disclosures to consumers;

•	require the principal amount of money transfers originated in a country to be invested in that country or held in trust until they are paid; or

•	limit the number or principal amount of money transfers which may be sent to or from the jurisdiction, whether by an individual, through one agent or in aggregate.

One example of such a rule is the Payment Services Directive which became effective on November 1, 2009. The PSD has changed the payments market in the EU, harmonizing the licensing and certain other requirements for offering payment services within the EU. Previously, those requirements differed significantly among these countries. The PSD also imposed new rules on payment service providers like Western Union. In particular, the PSD makes us responsible for the compliance of our agents in the EU who are engaged by one of our payments institution subsidiaries. Thus, the risk of adverse regulatory action against us because of the actions of our EU agents and their subagents has increased. Under the PSD, we are now subject to investment safeguarding rules and periodic examinations similar to those we are subject to in the United States. These rules have resulted in increased costs to comply with the new requirements. The PSD could also increase competition in our areas of service.

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

Privacy and Information Security Regulations

The collection, transfer, disclosure, use and storage of personal information is required to provide our services. These activities are subject to information security standards, data privacy, data breach and related laws and regulations in the United States and other countries. In the United States, data privacy and data breach laws such as the federal Gramm-Leach-Bliley Act and various state laws apply directly to a broad range of financial institutions including money transmitters like Western Union, and indirectly to companies that provide services to those institutions. Many state laws require us to provide notification to affected individuals, state officers and consumer reporting agencies in the event of a security breach of computer databases or physical documents that contain certain types of non-public personal information and present a risk for unauthorized use.

The collection, transfer, disclosure, use and storage of personal information required to provide our services is subject to data privacy laws outside of the United States, such as laws adopted pursuant to the EU’s 95/46 EC Directive of the European Parliament (the “Data Protection Directive”), Canada’s Personal Information Protection and Electronic Documents Act, individual European national laws and data privacy laws of other provinces or countries. In some cases, the laws of a country may be more restrictive than the Gramm-Leach-Bliley Act or the laws developed to comply with the Data Protection Directive may impose additional duties on companies. Each of these laws may restrict the collection, transfer, processing, storage, use and disclosure of sensitive personal information, require notice to individuals of privacy practices and may give individuals certain rights to prevent the use or disclosure of personal information for secondary purposes such as marketing.

These regulations, laws and industry standards also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines.

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal and state, as well as certain foreign government agencies when required by law. In recent years, these agencies have increased their requests for such information from Western Union and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing or identity theft. During the same period, there has also been increased public attention regarding the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals—the prevention of money laundering, terrorist financing and identity theft and the protection of the individual’s right to privacy—may create a conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

Banking Regulation

Western Union International Bank operates under a banking license granted by the Austrian Financial Market Authority (“FMA”), allowing the bank to offer a range of financial services in the 27 member states of the EU and the 3 additional states of the European Economic Area. The banking license subjects our bank to the Austrian Banking Act regulation by the FMA and the Austrian National Bank. The bank also is subject to regulation, examination and supervision by the New York State Banking Department (the “Banking Department”), which has regulatory authority over our subsidiary that holds all interest in the bank, a limited liability investment company organized under Article XII of the New York Banking Law. An Agreement of Supervision with the Banking Department imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements. Banking Department approval is required under the New York Banking Law and the Agreement of Supervision prior to any change in control of the Article XII investment company.

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

Other

Some of our services are subject to card association rules and regulations. For example, an independent standards-setting organization, the Payment Card Industry (“PCI”) Security Standards Council (including American Express, Discover Financial Services, JCB International, MasterCard Worldwide and Visa Inc. International) developed a set of comprehensive requirements concerning payment card account security through the transaction process, called the Payment Card Industry Data Security Standard (“PCI DSS”). All merchants and service providers that store, process and transmit payment card data are required to comply with PCI DSS as a condition to accepting credit cards. We are subject to annual reviews to ensure compliance with PCI regulations worldwide and are subject to fines if we are found to be non-compliant.

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

Employees and Labor

As of January 31, 2010, our businesses employed approximately 6,800 employees. Our United States based employees are no longer represented by any unions or collective bargaining agreements.

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

Executive Officers of the Registrant

As of February 26, 2010, our executives consist of the individuals listed below:

Name	Age	Position

Christina A. Gold	62	President, Chief Executive Officer and Director
Guy A. Battista	61	Executive Vice President and President of Western Union Financial Services, Inc.
Ranjana Clark	49	President, Global Business Payments and Executive Vice President, Head of Global Strategy
Hikmet Ersek	49	Chief Operating Officer
Gail Galuppo	46	Executive Vice President and Chief Marketing Officer
Robin Heller	44	Executive Vice President, Operations and IT
Anne McCarthy	50	Executive Vice President of Communications and Corporate Affairs
Scott Scheirman	47	Executive Vice President and Chief Financial Officer
David Schlapbach	51	Executive Vice President, General Counsel and Secretary
Stewart Stockdale	48	President, The Americas and Executive Vice President, Global Cards and Global Key Accounts
Grover Wray	49	Executive Vice President of Human Resources

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

Ranjana Clark is our President, Global Business Payments and Executive Vice President, Head of Global Strategy. Prior to joining Western Union in March 2009, she led the Wholesale Customer Experience Group at Wells Fargo & Company from January 2009. From April 2007 to December 2008, she served as Chief Marketing Officer of Wachovia Corporation. Prior to that time, from January 2001 to April 2007, she led the Treasury Services Division of Wachovia Corporation.

Hikmet Ersek is our Chief Operating Officer. Prior to taking this position in January 2010, Mr. Ersek served as the Company’s Executive Vice President and Managing Director, Europe, Middle East, Africa and Asia Pacific Region from December 2008. From September 2006 to December 2008, Mr. Ersek served as the Company’s Executive Vice President and Managing Director, Europe/Middle East/Africa/South Asia. Prior to September 2006, Mr. Ersek held various positions of increasing responsibility with Western Union. Prior to joining Western Union in September 1999, Mr. Ersek was with GE Capital specializing in European payment systems and consumer finance.

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

Scott Scheirman is our Executive Vice President and Chief Financial Officer. Prior to taking this position in September 2006, Mr. Scheirman held a variety of positions with First Data, including Senior Vice President and Chief Financial Officer for Western Union from 1999 to September 2006. Prior to joining First Data in 1992, Mr. Scheirman was with Ernst & Young LLP.

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

Stewart A. Stockdale is our President, The Americas and Executive Vice President, Global Cards and Global Key Accounts. Prior to taking this position in January 2010, Mr. Stockdale served as our Executive Vice President and President, The Americas from November 2008. From June 2008 to November 2008, Mr. Stockdale served as Executive Vice President and President, United States and Canada, with Western Union. Prior to joining Western Union in June 2008, Mr. Stockdale served as the President of Simon Brand Ventures and as Chief Marketing Officer of Simon Property Group since 2002.

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

There are many factors that affect our business, financial position and results of operations, some of which are beyond our control. These risks include, but are not limited to, the risks described below. You should carefully consider all of these risks.

Risks Relating to Our Business and Industry

Interruptions in migration patterns, including as a result of economic conditions, could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in large part on migration, which brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws, and political or other events (such as war, terrorism or health emergencies) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial position and results of operations.

Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. Reduced job opportunities, especially in construction, manufacturing, hospitality, agriculture and retail, or overall weakness in the world’s economies, such as that currently being experienced, could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers continues, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions, our results of operations may be adversely affected.

Our ability to adopt technology in response to changing industry and consumer needs or trends poses a challenge to our business.

Our ability to compete in the markets we serve may be threatened by change, including changes in technology, changes with respect to consumer needs, competition and industry standards. We actively seek solutions that respond in a timely manner to new technology-based money transfer services such as internet, land and mobile phone-based money transfer services and prepaid, stored-value and other card-based money transfer services. Failure to respond well to these challenges could adversely impact our business, financial position and results of operations. Further, even if the company responds well to these challenges, the business and financial models offered by many of these alternatives, more technology-reliant means of money transfer may be materially less advantageous to us than the model offered by our traditional cash/agent model.

Our business is subject to a wide range of laws and regulations, especially laws designed to prevent money laundering and terrorist financing. Failure by us, our agents or subagents to comply with those laws and regulations could have an adverse effect on our business, financial position and results of operations.

As described under Item 1 of Part I, our business is subject to a wide range of laws and regulations. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, escheat laws and laws covering consumer privacy, data protection and information security. Proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world may also affect the manner in which we provide our services.

In the United States, several bills pending in the Senate and House of Representatives could change the way that financial services companies are regulated, managed and able to present their products and services to consumers. It remains unclear how these various proposals will be reconciled and enacted, and how a final version would affect our business. However, most of the proposals have in common the creation of a new

Consumer Financial Protection Agency. These proposals would also give both consumers and government agencies new rights to challenge the financial services provided and would change the way financial services are presented and sold. These rights could include, for example, enhanced disclosure of foreign exchange calculations to remittance senders. Such changes could be costly for us to implement and oversee, and could expose us to increased regulatory oversight and/or litigation.

Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. As U.S. federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements—by us or by our agents and their subagents (who are third parties over whom we have limited legal and practical control) could result in the suspension or revocation of a license or registration required to provide money transfer services, the limitation, suspension or termination of services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines. In addition to those direct costs, a failure by us or by our agents and their subagents to comply with applicable laws and regulations also could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to certain United States federal and state, as well as certain foreign government agencies when required by law. In recent years, these agencies have increased their requests for such information from us and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing. During the same period, there has also been increased public attention regarding the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals—the prevention of money laundering, terrorist financing and identity theft and the protection of the individual’s right to privacy—may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.

Changes in the regulatory environment may also impact the manner in which we may operate our business or may change the competitive landscape. Proposed legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States may subject us to additional regulatory oversight, mandate additional consumer disclosures, mandate additional taxes or fees to be imposed upon consumers, or otherwise impact the manner in which we provide our services. One example of such a change is the Payment Services Directive (“PSD”) which became effective on November 1, 2009. The PSD has changed the payments market in the European Union (“EU”), harmonizing the licensing and certain other requirements for offering payment and other financial services, including remittances within the EU. Previously, those requirements differed significantly among these countries. The PSD also imposed new rules on payment service providers like Western Union. In particular, with the PSD coming into effect, Western Union will become responsible for the compliance of its agents in the EU who are engaged by one of our payments institution subsidiaries. Thus, the risk of adverse regulatory action against Western Union because of actions by its EU agents and their subagents has increased. These changes could result in increased costs to comply with the new requirements, or in the event we or our agents are unable to comply, could have an adverse impact on our business, financial position and results of operations. The PSD could also increase competition in some or all of our areas of service. Additional countries are likely to adopt legislation similar to the PSD.

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

Recently, one state passed a law imposing a fee on certain money transfer transactions. We are working with legislators in that state to clarify the application of the fee. Although there is generally no sales tax on money transfer services elsewhere in the United States, the current budget shortfalls in many jurisdictions may lead other states or localities to impose similar taxes or fees. A tax or fee on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes or fees.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because our services are offered in virtually every country of the world, we face a higher risk associated with FCPA compliance than many other companies. Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations.

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

Our business is subject to various United States federal, state and local laws and regulations, as well as laws and regulations outside the United States. Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network, or “FinCEN.” In addition, as a money transmitter, we are subject to licensing, regulation and examination by almost all the states and the District of Columbia. With the advent of the EU Payment Services Directive we have become directly subject to reporting, recordkeeping and anti-money laundering regulations in the EU. Our business in the EU is now subject to licensing, regulation and examination by our regulators in Ireland and the United Kingdom. If additional countries adopt money transfer legislation similar to the PSD, we could become subject to licensing, regulation and examination in those locations, as well.

Current difficult conditions in the global financial markets, the global economic crisis and continued financial market disruptions could adversely affect our business, financial condition and results of operations.

The global capital and credit markets have been experiencing unprecedented volatility and disruption and we face certain risks in the event that such events reoccur, including:

•	Our agents or other business relationships having reduced sales or business as a result of a deterioration in economic conditions. As a result, our agents could reduce their numbers of locations or hours of operation, or cease doing business altogether. Businesses using our services may make fewer cross-currency payments or may have fewer customers making payments to them through us, particularly businesses in those industries that may be more affected by an economic downturn such as the automobile, mortgage and financial services industries.

•	Our revolving credit facility with a consortium of banks is one source for funding liquidity needs and also backs our commercial paper program. If any of the banks participating in our credit facility fails to fulfill its lending commitment to us, our short-term liquidity and ability to support borrowings under our commercial paper program could be adversely affected.

•	We may be unable to refinance our existing indebtedness as it becomes due or we may have to refinance on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases and other purposes.

•	The market value of the securities in our investment portfolio may substantially decline. The impact of that decline in value may adversely affect our results of operations and financial condition.

•	The derivative financial instruments that we use reduce our exposure to various market risks including changes in interest rates and foreign exchange rates. Our counterparties to our derivative instruments may fail to honor their obligations, which could expose us to risks we had sought to mitigate. That failure could have an adverse effect on our financial condition and results of operations.

•	We aggregate our foreign exchange exposures in our Custom House business, including the exposure generated by the derivative contracts we write to our customers as part of our cross-currency payments business, and typically hedges the net exposure through offsetting contracts with established financial institution counterparties. If our customers fail to honor their obligations or if the counterparties to our offsetting positions fail to honor their obligations, our business, financial position and results of operations could be adversely affected.

•	Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor, “We face credit, liquidity and fraud risks from our agents, consumers and businesses that could adversely affect our business, financial position and results of operations.”

•	The third-party service providers on whom we depend may experience difficulties in their businesses, which may impair their ability to provide services to us and have a potential impact on our own business. The impact of a change or temporary stoppage of services may have an adverse effect on our business, results of operations and financial condition.

•	Banks upon which we rely to conduct our businesses could fail. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.

•	If market disruption and volatility occurs, we could experience difficulty in accessing capital and our business, financial condition and results of operations could be adversely impacted.

Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial position and results of operations.

An increasing portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in foreign currency. We also recently acquired Canada-based Custom House which provides currency conversion and foreign exchange hedging services to its customers. In order to mitigate these risks, we enter into derivative contracts. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates.

With the acquisition of Custom House in the third quarter of 2009, our foreign exchange risk and associated foreign exchange risk management has increased due to the nature of this business. The significant majority of Custom House’s revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. This business also writes foreign currency forward and option contracts for our customers. The duration of these derivatives contracts is generally nine months or less. Custom House aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. If we are unable to obtain offsetting positions, our business, financial position and results of operations could be adversely affected.

A significant portion of our revenue is generated outside of the United States and much of the cash and cash equivalents from this business are held by our foreign entities. Repatriating these funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at foreign tax rates that are relatively low compared to our combined federal and state tax rates in the United States. If repatriation of these funds is required or if a change in legislation requires a different tax treatment, that could have an adverse impact on our business, financial position and results of operations.

Money transfers and payments to, from or within or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Occasionally agents have been required by their regulators to cease offering our services. Additionally, economic or political instability or natural disasters may make money transfers to, from or within a particular country difficult, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to make payments to or receive payments from international agents or our ability to recoup funds that have been advanced to international agents and could adversely affect our business, financial position and results of operations. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

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

Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. From time to time, the United States Congress and foreign, state and local governments consider legislation that could increase our effective tax rates. Recent proposed changes to the United States tax laws, if enacted, could potentially adversely affect our future effective tax rate. The proposed changes include limiting tax deductions for interest related to unrepatriated foreign-source income and modifications to the United States foreign tax credit. We cannot determine whether, or in what form, legislation implementing the proposals will ultimately be enacted. If these or other changes to applicable tax laws are enacted, our results of operations could be negatively impacted.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations which were restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of December 31, 2009, the total amount of unrecognized tax benefits is a liability of $522.7 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material affect on our effective tax rate, financial position, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include

(i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

The Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data Corporation (“First Data”) for 2003 and 2004, of which Western Union was a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of December 31, 2009, interest on the alleged amounts due for unagreed adjustments would be approximately $30 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. We believe our overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase, which could materially impact our financial position, results of operations and cash flows. See Note 10 to our consolidated financial statements for a further discussion of this matter.

Acquisitions and integration of new businesses create risks and may affect operating results.

We occasionally acquire businesses both inside and outside the United States. The acquisition and integration of businesses involve a number of risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). In addition, the need in some cases to improve regulatory compliance standards is another risk associated with acquiring companies. International acquisitions often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	integrating the acquired technologies into our company;

•	realization of anticipated financial benefits from these acquisitions and where necessary, improving internal controls of these acquired businesses;

•	complying with regulatory requirements;

•	fluctuations in currency exchange rates;

•	enforcement of intellectual property rights in some foreign countries;

•	difficulty entering new markets with the services of the acquired business; and

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

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

As of December 31, 2009, we had $2,143.4 million of goodwill comprising approximately 29% of our total assets. An impairment review of goodwill is conducted at least once a year and more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. If we are unsuccessful in integrating the businesses we have acquired or acquire in the future, or if these acquired businesses experience declines in operating income or cash flows, adverse changes in the business climate, or if we are unable to successfully execute our strategy for these businesses, we may be required to write down the goodwill on our balance sheet associated with these acquisitions, which could have an impact on our financial position and results of operations in future periods.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial position and results of operations.

We have substantial indebtedness as of December 31, 2009. Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Any of these requirements could adversely affect our business, financial position and results of operations.

If we are unable to maintain our agent, subagent or global business payments networks under terms consistent with those currently in place, or if our agents or subagents fail to comply with Western Union business and technology standards and contract requirements or applicable laws and regulations, our business, financial position and results of operations would be adversely affected.

Most of our consumer-to-consumer revenue is derived through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. Transaction volumes at existing agent and subagent locations often increase over time and new agents and subagents provide us with additional revenue. If agents or subagents decide to leave our network, if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition or changes in the economy. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

We rely on our agents’ information systems and/or processes to obtain transaction data. If an agent or subagent loses information, if there is a significant disruption to the information systems of an agent or subagent, or if an agent or subagent does not maintain the appropriate controls over their systems, we may experience reputational harm which could result in losses to the Company.

The types of enterprises that are legally authorized to act as our agents vary significantly from one country to another. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents. For example, a requirement that a money transfer provider be a bank or other highly regulated financial entity could increase significantly the cost of providing our services in many countries where that requirement does not exist today or could prevent us from offering our services in an affected country. Further, any changes in law that would require us to provide directly the money transfer services to consumers as opposed to through an agent network—effectively changing our business model—could significantly adversely impact our ability to provide our services, and/or the cost of our services, in the relevant jurisdiction. Changes mandated by laws such as the EU Payment Services Directive, which make Western Union responsible for any acts of its agents while they are providing the Western Union money transfer service, increase our risk of regulatory liability and our costs for monitoring our agents’ performance.

Our agents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. A material change in the regulatory requirements necessary to offer money transfer services in a jurisdiction important to our business could mean increased costs and/or operational demands on our agents, which could result in the attrition of agents and subagents, a decrease in the number of locations at which money transfer services are offered and other negative consequences. The regulatory status of our agents could affect their ability to offer our services. For example, our agents in the United States are considered Money Service Businesses, or “MSBs,” under the Bank Secrecy Act. An increasing number of banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. Furthermore, some of our agents have had difficulty establishing banking relationships due to the banks’ credit policies. If a significant number of agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services.

Although most of our Orlandi Valuta and Vigo branded agents are not exclusive, most of our Western Union branded agents have offered our services on an exclusive basis—that is, they have agreed by contract not to provide any non-Western Union branded money transfer services. While we expect to continue signing agents under exclusive arrangements and believe that these agreements generally are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Recently, several countries in the Commonwealth of Independent States, Africa and South Asia have promulgated laws or regulations that effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations (NGOs) and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusivity continue to push for enactment of similar laws in other jurisdictions. The inability to enter into exclusive arrangements or to enforce our exclusivity rights under our contracts could adversely affect our operations and revenue by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

We have relationships with more than 6,300 businesses to which our consumers can make payments. These relationships are a core component of our global business payments services, and we derive a substantial portion of our global business payments revenue through these relationships. If we are unable to sign new relationships or maintain our current relationships under terms consistent with those currently in place, our revenue and profit growth rates may be adversely affected.

If consumers’ confidence in our business or in traditional money transfer providers generally deteriorates, our business, financial position and results of operations could be adversely affected.

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

A number of factors could adversely affect consumers’ confidence in our business, or in traditional money transfer providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•	changes or proposed changes in laws or regulations that have the effect of making it more difficult for consumers to transfer money using traditional money transfer providers;

•	actions by federal, state or foreign regulators that interfere with our ability to transfer consumers’ money reliably, for example, attempts to seize money transfer funds;

•	federal, state or foreign legal requirements, including those that require us to provide consumer data to a greater extent than is currently required;

•	any significant interruption in our systems, including by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses; and

•	any breach of our security policies or legal requirements resulting in a compromise of consumer data.

Many of our money transfer consumers are migrants. Consumer advocacy groups or governmental agencies could consider the migrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, or if consumer advocacy groups are able to generate widespread support for positions that are detrimental to our business, then our business, financial position and results of operations could be adversely affected. For example, Pakistan has recently started to subsidize certain remittances into the country from Pakistanis working abroad. Remittance companies accepting the subsidy would be prohibited from charging fees to the sender or receiver. While the geographical extent and other details are being determined, it is an example of governmental intervention in our industry.

We face credit, liquidity and fraud risks from our agents, consumers and businesses that could adversely affect our business, financial position and results of operations.

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

As a result of our acquisition of Custom House, we are also exposed to credit risk relating to foreign currency forward and option contracts written by us to our customers. The duration of these derivative contracts is generally nine months or less. If a customer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us for the value of these contracts, we may be exposed to the value of an offsetting position with a financial institution counterparty.

We offer consumers, primarily in the United States, the ability to transfer money utilizing their credit or debit card via the internet and telephone. Because they are not face-to-face transactions, these transactions involve a greater risk of fraud. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. For example, during 2007, we received notification from several issuing banks that credit or debit cards issued by them were blocked from transacting on westernunion.com. Although these banks subsequently have allowed our consumers to use their cards again on our website, there is no certainty that these banks will not issue a similar restriction in the future, and as a result, we may continue to be impacted by notifications such as these in the future. Additionally, we may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties escalate over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, could lead to the suspension or revocation of our merchant accounts, which would adversely affect our results of operations.

The remittance industry has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. A competitor of Western Union recently entered into a multi-year, multi-million dollar settlement with the Federal Trade Commission over this issue. While we believe our fraud prevention efforts are effective and comply with applicable law and best practices, the ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers during economically difficult times, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds, an increase in government enforcement activity or a change in laws or their interpretation could pose a material challenge to us.

Interruptions in our systems or disruptions in our workforce may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of consumers. These systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control or that of our service providers. Although we have taken steps to prevent systems failure, our measures may not be successful and we may experience problems other than system failures. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, any strikes, work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments.

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

We recently entered into an agreement and settlement with the State of Arizona regarding claims concerning our ability to prevent our service from being abused by some users to launder money or to facilitate other criminal activity. The agreement and settlement resolved all outstanding legal issues and claims with the State. In addition to certain investments in, and changes to, our anti-money laundering compliance obligations in the region during the term of the agreement, we are required to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. The settlement relates to a number of lawsuits in which we and the State of Arizona were parties. The issues in those cases related to subpoenas for transaction data and the State’s attempt to seize money transfers originated in states other than Arizona and intended for payment in Mexico. Additional civil actions or any criminal actions could adversely affect our business, financial position and results of operations.

The United States Department of Justice served one of our subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers from the United States to the Dominican Republic during the last several years. Due to the stage of the investigation, we are unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, associated with the resolution of any charges that may be brought against us.

Over the past several years, we have entered into consent agreements with federal and state authorities, including FinCEN, the New York State Banking Department, the California Department of Financial Institutions and the Arizona Department of Financial Institutions, relating to the Bank Secrecy Act and anti-money laundering requirements and related consumer identification matters. These agreements required us to pay civil penalties and to take certain measures to enhance our compliance with recordkeeping, reporting, training and agent oversight requirements under applicable state and federal law. The consent agreements with the New York State Banking Department and the California Department of Financial Institutions were lifted during 2007. However, the financial services industry and businesses like ours continue to be under significant federal and state regulatory scrutiny with respect to the Bank Secrecy Act and anti-money laundering compliance matters. It is possible that as a result of periodic examinations or otherwise, we could be subject to deficiency findings, fines, criminal penalties, asset seizures or enforcement actions that could adversely affect our business, financial position and results of operations.

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers and a number of other types of service providers, including electronic and internet providers. Our continued growth depends on our ability to compete effectively in the industry.

Money transfer and global business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include banks, credit unions, ATM providers and operators, card associations, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, web-based services, telephone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges and traditional money transfer companies. These services are differentiated by features and functionalities such as speed, convenience, network size, hours of operations, loyalty programs, reliability and price. Our continued growth depends on our ability to compete effectively in these industries. We have made periodic pricing decreases in response to competition and to implement our brand investment strategy, which includes better meeting consumer needs, maximizing market opportunities and strengthening our overall competitive positioning. Pricing decreases generally reduce margins, but are done in anticipation that they will result in increased transaction volumes. In addition, failure to compete on service differentiation could significantly affect our future growth potential and results of operations.

As noted above, many of our agents outside the United States are national post offices. These entities are usually governmental organizations that may enjoy special privileges or protections that could allow them to simultaneously develop their own money transfer businesses. International postal organizations could agree to establish a money transfer network among themselves. Due to the size of these organizations and the number of locations they have, any such network could represent significant competition to us. Because these entities are governmental organizations, they may be able to—or be required to—offer their money transfer services to the public at, near or below their cost of providing such services.

Our ability to remain competitive depends in part on our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential patent infringement claims.

The Western Union brand, which is protected by trademark registrations in many countries, is material to our company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our business. Similar to the Western Union trademark, the Vigo, Orlandi Valuta, Speedpay, Paymap, Equity Accelerator, Just in Time EFT, Pago Fácil, Western Union Quick Collect, Quick Pay, Quick Cash, Convenience Pay, Custom House and other trademarks and service marks are also important to our company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

Our intellectual property rights are an important element in the value of our business. Our failure to take appropriate actions against those who infringe upon our intellectual property could adversely affect our business, financial position and results of operations.

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

Some services relating to our business, such as software application support, the development, hosting and maintenance of our operating systems, check clearing, and processing of returned checks are outsourced to third-party vendors, which would be difficult to replace quickly. If our third-party vendors were unwilling or unable to provide us with these services in the future, our business and operations could be adversely affected.

Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation, business, financial position and results of operations.

We collect, transfer and retain consumer, employee and agent data as part of our business. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. We have developed and maintain technical and operational safeguards designed to comply with applicable legal requirements. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or improperly obtain or disclose data about our consumers, agents and/or employees. Further, because some data is collected and stored by third parties, it is possible that a third party could intentionally or negligently disclose personal data in violation of law. Also, in some jurisdictions we transfer data related to our employees, consumers, agents and potential employees to third-party vendors in order to perform due diligence and for other reasons. It is possible that a vendor could intentionally or inadvertently disclose such data. Any breach of our security policies or applicable legal requirements resulting in a compromise of consumer, employee or agent data could require us to notify impacted individuals, and in some cases regulators, of a possible or actual breach, expose us to regulatory enforcement action, limit our ability to provide services, subject us to litigation and/or damage our reputation.

Material changes in the market value or liquidity of the securities we hold may adversely affect our results of operations and financial condition.

As of December 31, 2009, we held $1.2 billion in investment securities, substantially all of which are high quality investment grade state and municipal debt obligations. The majority of this money represents the principal of money transfers sent by consumers and money orders issued by us to consumers in the United States. Under the PSD in the EU, we expect to have a similar portfolio of investment securities, which we will manage in a similar manner and under similar guidelines as our current portfolio. We regularly monitor our credit risk and attempt to mitigate our exposure by making high quality investments and by diversifying our investments. At December 31, 2009, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Despite those ratings, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plans has assets totaling approximately $275.9 million as of December 31, 2009. The fair value of these assets held in the trust are compared to the plans’ projected benefit obligation to determine the pension liability of $124.2 million recorded within “Other liabilities” in our consolidated balance sheet as of December 31, 2009. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2009, we had approximately $3.0 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future.

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

Risks Relating to the Spin-Off

We were incorporated in Delaware as a wholly-owned subsidiary of First Data on February 17, 2006. On September 29, 2006, First Data distributed 100% of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate, through a tax-free distribution to First Data shareholders (“Spin-off”) through this previously owned subsidiary.

If the Spin-off does not qualify as a tax-free transaction, First Data and its stockholders could be subject to material amounts of taxes and, in certain circumstances, we could be required to indemnify First Data for material taxes pursuant to indemnification obligations under the tax allocation agreement.

First Data received a private letter ruling from the IRS to the effect that, the Spin-off (including certain related transactions) qualifies as tax-free to First Data, us and First Data stockholders for United States federal income tax purposes under sections 355, 368 and related provisions of the Internal Revenue Code, assuming, among other things, the accuracy of the representations made by First Data with respect to certain matters on which the IRS did not rule. If the factual assumptions or representations made in the private letter ruling request were determined to be untrue or incomplete, then First Data and ourselves would not be able to rely on the ruling.

The Spin-off was conditioned upon First Data’s receipt of an opinion of Sidley Austin LLP, counsel to First Data, to the effect that, with respect to requirements on which the IRS did not rule, those requirements would be satisfied. The opinion was based on, among other things, certain assumptions and representations as to factual matters made by First Data and us which, if untrue or incomplete, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.

If, notwithstanding receipt of the private letter ruling and opinion of tax counsel, the Spin-off were determined to be a taxable transaction, each holder of First Data common stock who received shares of our common stock in connection with the Spin-off would generally be treated as receiving a taxable distribution in an amount equal to the fair value of our common stock received. First Data would recognize taxable gain equal to the excess of the fair value of the consideration received by First Data in the contribution over First Data’s tax basis in the assets contributed to us in the contribution. If First Data were unable to pay any taxes for which it is responsible under the tax allocation agreement, the IRS might seek to collect such taxes from Western Union.

Even if the Spin-off otherwise qualified as a tax-free distribution under section 355 of the Internal Revenue Code, the Spin-off may result in significant United States federal income tax liabilities to First Data if 50% or more of First Data’s stock or our stock (in each case, by vote or value) is treated as having been acquired, directly or indirectly, by one or more persons as part of a plan (or series of related transactions) that includes the Spin-off. For purposes of this test, any acquisitions, or any understanding, arrangement or substantial negotiations regarding an acquisition, within two years before or after the Spin-off are subject to special scrutiny.

With respect to taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion) (“Spin-off Related Taxes”), we, one of our affiliates or any person that, after the Spin-off, is an affiliate thereof, will be liable to First Data for any such Spin-off Related Taxes attributable solely to actions taken by or with respect to us. In addition, we will also be liable for 50% of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement. If we are required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have an adverse effect on our business, financial position, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Properties and Facilities

As of December 31, 2009, we have offices in approximately 50 countries, which includes three owned facilities and approximately 25 United States and 350 international leased properties. Our owned facilities include our corporate headquarters located in Englewood, Colorado.

Our owned and leased facilities are used for operational, sales and administrative purposes in support of both our consumer-to-consumer and global business payments segments and are all currently being utilized. In certain locations, our offices include customer service centers, where our employees answer operational questions from agents and customers. Our office in Dublin, Ireland serves as our international headquarters.

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

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 4,643 stockholders of record as of February 12, 2010. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock		Dividends
	Market Price		Declared
	High	Low	per Share

2009
First Quarter	$15.99	$10.05	$—
Second Quarter	18.37	12.08	—
Third Quarter	20.64	15.11	—
Fourth Quarter	20.09	17.81	0.06

2008
First Quarter	$24.31	$18.56	$—
Second Quarter	26.15	19.86	—
Third Quarter	28.62	22.90	—
Fourth Quarter	24.64	10.48	0.04

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2009:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
	Shares Purchased*	Paid per Share	Plans or Programs**	Programs (in millions)

October 1 – 31	3,209,047	$18.95	3,207,700	$653.9
November 1 – 30	5,487,699	$19.13	5,487,699	$548.9
December 1 – 31	499,204	$18.42	499,204	$1,000.0

Total	9,195,950	$19.03	9,194,603

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	At December 31, 2009, common stock repurchases of up to $1.0 billion have been authorized by the Board of Directors through December 31, 2012. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Note 16 of our Consolidated Financial Statements for information related to our equity compensation plans.

Dividend Policy

On December 9, 2009, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on December 30, 2009 to shareholders of record on December 21, 2009. On December 11, 2008, our Board of Directors declared an annual cash dividend of $0.04 per share payable on December 31, 2008 to shareholders of record on December 22, 2008. The declaration and amount of future dividends will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, regulatory constraints, industry practice and any other factors that our Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends in future periods will be dependent on our receiving dividends from our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends may be restricted.

On February 25, 2010, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on March 31, 2010 to shareholders of record on March 19, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information in this Annual Report on Form 10-K for periods ending on or after September 29, 2006 is presented on a consolidated basis and includes the accounts of the Company and our majority-owned subsidiaries. On September 29, 2006, First Data Corporation (“First Data”) distributed 100% of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate, through a tax-free distribution to First Data shareholders (“Spin-off”). The Spin-off by First Data of its money transfer and consumer payments businesses became effective on September 29, 2006 through a distribution of 100% of the common stock of The Western Union Company to the holders of record of First Data’s common stock (the “Distribution”). The financial information for the periods presented prior to the Distribution is presented on a combined basis and represents those entities that were ultimately transferred to the Company as part of the Spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities presented were 100% owned by First Data. The financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented.

Our selected historical financial data are not necessarily indicative of our future financial position, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(in millions, except per share data)	2009	2008	2007	2006	2005

Statements of Income Data:
Revenues (a)	$5,083.6	$5,282.0	$4,900.2	$4,470.2	$3,987.9
Operating expenses (b) (c) (d)	3,800.9	3,927.0	3,578.2	3,158.8	2,718.7
Operating income (b) (c) (d)	1,282.7	1,355.0	1,322.0	1,311.4	1,269.2
Interest income (e)	9.4	45.2	79.4	40.1	7.6
Interest expense (f)	(157.9)	(171.2)	(189.0)	(53.4)	(1.7)
Other (expense)/income, net, excluding interest income and interest expense (g)	(2.7)	9.7	10.0	37.0	69.0
Income before income taxes (b) (c) (d) (e) (f) (g)	1,131.5	1,238.7	1,222.4	1,335.1	1,344.1
Net income (b) (c) (d) (e) (f) (g)	848.8	919.0	857.3	914.0	927.4
Depreciation and amortization	154.2	144.0	123.9	103.5	79.5
Cash Flow Data:
Net cash provided by operating activities	1,218.1	1,253.9	1,103.5	1,108.9	1,002.8
Capital expenditures (h)	(98.9)	(153.7)	(192.1)	(202.3)	(65.0)
Common stock repurchased (i)	(400.2)	(1,314.5)	(726.8)	(19.9)	—
Dividends to First Data	—	—	—	2,953.9	417.2
Earnings Per Share Data:
Basic (b) (c) (d) (e) (f) (g) (j)	$1.21	$1.26	$1.13	$1.20	$1.21
Diluted (b) (c) (d) (e) (f) (g) (j)	$1.21	$1.24	$1.11	$1.19	$1.21
Cash dividends to stockholders per common share	$0.06	$0.04	$0.04	$0.01	—
Key Indicators (unaudited):
Consumer-to-consumer transactions (k)	196.1	188.1	167.7	147.1	118.5
Global business payments transactions (l)	414.8	412.1	404.5	249.4	215.1

	As of December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Settlement assets	$2,389.1	$1,207.5	$1,319.2	$1,284.2	$914.4
Total assets	7,353.4	5,578.3	5,784.2	5,321.1	4,591.7
Settlement obligations	2,389.1	1,207.5	1,319.2	1,282.5	912.0
Total borrowings (m)	3,048.5	3,143.5	3,338.0	3,323.5	—
Total liabilities	6,999.9	5,586.4	5,733.5	5,635.9	1,779.9
Total stockholders’ equity/(deficiency)/Net Investment in The Western Union Company (m)	353.5	(8.1)	50.7	(314.8)	2,811.8

(a)	Revenue for the year ended December 31, 2009 included $30.8 million of revenue related to the Custom House acquisition in September 2009.

(b)	We followed the modified prospective method effective January 1, 2006, which requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. Stock-based compensation expense, including stock compensation expense allocated by First Data prior to the Spin-off on September 29, 2006, and the impact of adopting the modified prospective method, was $31.9 million, $26.3 million, $50.2 million and $30.1 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively. Our stock-based compensation expense in 2007 included a charge of $22.3 million related to the vesting of the remaining converted unvested Western Union stock-based awards upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of Kohlberg Kravis Roberts & Co.

(c)	Operating expenses for the year ended December 31, 2008 included $82.9 million of restructuring and related expenses associated with the closure of our facilities in Missouri and Texas and other reorganization plans.

(d)	Operating expenses for the year ended December 31, 2009 included an accrual of $71.0 million resulting from an anticipated agreement and settlement, which resolves all outstanding legal issues and claims with the State of Arizona and requires us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. The settlement agreement was signed on February 11, 2010.

(e)	Interest income is attributed primarily to cash balances and loans made to several agents. In 2009 and 2008, the Company’s interest income has been impacted by a decline in interest rates. On the Spin-off date, the Company received cash in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) which significantly increased our international cash balances.

(f)	Interest expense primarily relates to debt incurred in connection with the Spin-off from First Data and the refinancing of such debt. Interest expense has been significantly higher since September 29, 2006 due to higher borrowings balances.

(g)	Amounts were primarily recognized prior to the Spin-off and include derivative gains and losses, net, interest income due from First Data, and the net foreign exchange effect on notes receivable from First Data and related foreign currency swaps with First Data. Prior to the Spin-off, we did not have any forward contracts that qualified as hedges, and therefore, the gains and losses on these contracts were reflected in income prior to that date. On September 29, 2006, we entered into foreign currency forward positions to qualify for cash flow hedge accounting. During the years ended December 31, 2009, 2008, 2007, 2006, and 2005, the pre-tax derivative (loss)/gain was $(2.8) million, $(6.9) million, $8.3 million, $(21.2) million, and $45.8 million, respectively. Notes receivable from First Data affiliates and related foreign currency swap agreements were settled in cash in connection with the Spin-off. During the years ended December 31, 2006 and 2005, the interest income, net recognized from First Data, including the impact of foreign exchange translation of the underlying notes, was $45.8 million and $18.4 million, respectively.

(h)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.

(i)	At December 31, 2009, common stock repurchases of up to $1.0 billion have been authorized by the Board of Directors through December 31, 2012. During the years ended December 31, 2009, 2008 and 2007 and the period from September 29, 2006 through December 31, 2006, we repurchased 24.8 million, 58.1 million, 34.7 million and 0.9 million shares, respectively.

(j)	For all periods prior to the Spin-off date, basic and diluted earnings per share were computed utilizing the basic shares outstanding at September 29, 2006.

(k)	Consumer-to-consumer transactions include consumer-to-consumer money transfer services worldwide. Amounts include Vigo Remittance Corp. transactions since the acquisition date of October 21, 2005.

(l)	Global business payments transactions include Quick Collect, Western Union Convenience Pay, Speedpay, Equity Accelerator, Just in Time EFT, Pago Fácil and Custom House transactions processed by us. Amounts include Pago Fácil and Custom House transactions since their acquisition in December 2006 and September 2009, respectively.

(m)	In connection with the Spin-off, we reported a $4.1 billion dividend to First Data in the consolidated statements of stockholders’ equity/(deficiency)/Net Investment in The Western Union Company, consisting of notes issued to First Data of $3.4 billion and a cash payment to First Data of $100.0 million. The remaining dividend was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in a Western Union agent, settlement of net intercompany receivables, and transfers of certain liabilities, net of assets. Subsequent to the Spin-off date, the Company had no outstanding borrowings to First Data. Since the amount of the dividend exceeded the historical cost of our net assets as of September 29, 2006, a capital deficiency resulted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of money transfer services, operating in two business segments:

•	Consumer-to-consumer money transfer services, provided primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•	Global business payments (formerly consumer-to-business), which allows for the processing of payments from consumers or businesses to other businesses. Our business payments service allow consumers to make payments to a variety of organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. On September 1, 2009, we acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House facilitates cross-border, cross-currency payment transactions. While we continue to pursue further international expansion of our offerings in this segment, the segment’s revenue was primarily generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and primarily includes our money order services, and represented 2% or less of consolidated revenue during the years ended December 31, 2009, 2008 and 2007. Prior to October 1, 2009, our money orders were issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at retail locations primarily in the United States and Canada. Effective October 1, 2009, we assumed the responsibility for issuing money orders.

Also included in “Other” are expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services, new prepaid service offerings and costs incurred in connection with mergers and acquisitions.

Significant Financial and Other Highlights

Significant financial and other highlights for the year ended December 31, 2009 included:

•	We generated $5,083.6 million in total consolidated revenues, representing a year-over-year decline of 4%. This decline was partially offset by the acquisition of Custom House, which contributed $30.8 million to revenue for 2009.

•	We generated $1,282.7 million in consolidated operating income compared to $1,355.0 million for the comparable period in the prior year, representing a decrease of 5%. Operating income for the year ended December 31, 2009 included an accrual of $71.0 million resulting from an anticipated agreement and settlement which resolves all outstanding legal issues and claims with the State of

Arizona and requires us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona (the “settlement accrual”). The settlement agreement was signed on February 11, 2010. Results for 2008 included $82.9 million in restructuring and related expenses.

•	Our operating income margin was 25% during the year ended December 31, 2009, resulting in a year-over-year decline of 1%. The current year results included the settlement accrual, while the prior year results included the restructuring and related expenses mentioned above.

•	Consolidated net income during 2009 was $848.8 million, representing a decline of 8% from 2008. The current results included the settlement accrual of $53.9 million, net of tax, while the prior year results included $51.6 million in restructuring and related expenses, net of tax.

•	Our consumers transferred $71 billion in consumer-to-consumer principal, of which $65 billion related to cross-border principal, which represented a decrease of 3% in both consumer-to-consumer principal and cross-border principal over the prior year.

•	Consolidated cash flows provided by operating activities were $1,218.1 million, a decrease of 3% over 2008.

•	We completed two acquisitions in the year ended December 31, 2009. In February 2009, we completed the acquisition of the money transfer business of one of our largest agents, European-based FEXCO, for $243.6 million, including $157.4 million of cash consideration. As described earlier, we acquired Custom House in September 2009 for cash consideration of $371.0 million.

Factors that we believe are important to our long-term success include accelerating profitable growth in our existing consumer-to-consumer business, innovating to provide new products and services, including electronic channels, to our intended consumer, expanding our global business payments segment to other markets across the world through our cross-border, cross-currency payment service offerings and improving our profitability by leveraging our scale, reducing costs and effectively utilizing capital. Significant factors affecting our financial position and results of operations include:

•	Transaction volume is the primary generator of revenue in our businesses. Transaction volume in our consumer-to-consumer segment is affected by, among other things, the size of the international migrant population and individual needs to transfer funds in emergency situations. As noted elsewhere in this Annual Report on Form 10-K, a reduction in the size of the migrant population, interruptions in migration patterns or reduced employment opportunities including those resulting from any changes in immigration laws, economic development patterns or political events, could adversely affect our transaction volume. For discussion on how these factors have impacted us in recent periods, refer to the consumer-to-consumer segment discussion below.

•	Revenue is also impacted by changes in the fees we charge consumers, the principal sent per transaction and by the variance in the exchange rate set by us to the customer and the rate at which we or our agents are able to acquire currency. We intend to continue to implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and including competitive factors. Decreases in our fees or foreign exchange spreads generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time.

•	A majority of our cost structure is comprised of agent commissions, which are generally variable and fluctuate as revenues fluctuate.

•	Fluctuations in the exchange rate between the United States dollar and other currencies impact our transaction fee and foreign exchange revenue. The impact to earnings per share is less than the revenue impact due to the translation of expenses and our foreign currency hedging program.

Spin-off from First Data

We were incorporated in Delaware as a wholly-owned subsidiary of First Data on February 17, 2006. On September 29, 2006, First Data distributed 100% of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate, through a tax-free distribution to First Data shareholders (“Spin-off”) through this previously owned subsidiary.

Basis of Presentation

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of our company and its majority-owned subsidiaries. All significant intercompany accounts and transactions between our company’s segments have been eliminated.

Adoption of Accounting Standards

Business Combinations

We adopted a new accounting standard related to accounting for business combinations and noncontrolling interests effective January 1, 2010. Under the new guidance, acquisition-related costs are expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in estimates for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which is one year or less, impact income tax expense in the period of change. For business combinations achieved in stages, the new guidance requires that we re-measure any noncontrolling equity investments in the acquiree to fair value as of the acquisition date immediately before obtaining control. All re-measurement gains and losses are recognized in earnings and the total fair values of the identifiable assets, liabilities and any noncontrolling interests are recorded in the consolidated balance sheet.

Fair Value Measurements

We monitor our investments in debt securities to determine if these securities are in an other-than-temporary impairment position under new accounting guidance introduced in 2009. Factors that could indicate an impairment exists include, but are not limited to: earnings performance, changes in credit rating or adverse changes in the regulatory or economic environment of the asset. If potential impairments exist, we assess whether or not we intend to sell the debt security, and whether it is more likely than not that we will be required to sell it, before its anticipated recovery. We had no material other-than-temporary impairments during the years ended December 31, 2009, 2008 and 2007.

Components of Revenues and Expenses

The following briefly describes the components of revenues and expenses as presented in the consolidated statements of income. Descriptions of our revenue recognition policies are included in Note 2—“Summary of Significant Accounting Policies” in our consolidated financial statements.

Transaction fees—Transaction fees are charged for sending money transfers and for global business payments services. Consumer-to-consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent. Transaction fees represented 79% of Western Union’s total consolidated revenues for the year ended December 31, 2009.

Foreign exchange revenue—In certain consumer money transfer and global business payments transactions involving different currencies, we generate revenue based on the difference between the exchange rate set by us to the customer and the rate at which we or our agents are able to acquire currency. Foreign exchange revenue growth has historically been primarily driven by growth in international cross-currency transactions. As a result of the acquisition of Custom House, our foreign exchange revenues have increased and we expect this trend to continue in 2010. Foreign exchange revenue represented 18% of Western Union’s total consolidated revenues for the year ended December 31, 2009.

Commission and other revenues—Commission and other revenues primarily consist of commissions and fees we receive in connection with the sale of money orders, enrollment fees received when consumers enroll in our Equity Accelerator® program (a recurring mortgage payment service program) and investment income primarily derived from interest generated on money transfer, money order and payment services settlement assets as well as realized net gains and losses from such assets. As described above, prior to October 1, 2009, our money orders were issued by IPS, from whom we received a commission. Effective October 1, 2009, we assumed the responsibility for issuing money orders and no longer receive a commission from IPS. We now recognize fees and investment income derived from interest generated on money order settlement assets as well as realized net gains and losses from such assets similar to our money transfer and payment services settlement assets. Commission and other revenues represented 3% of our total consolidated revenue for the year ended December 31, 2009.

Cost of services—Cost of services primarily consists of agent commissions, which represent approximately 75% of total cost of services, and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services.

Selling, general and administrative—Selling, general and administrative, or “SG&A,” primarily consists of salaries, wages and related expenses paid to sales and administrative personnel, as well as certain advertising and promotional costs and other selling and administrative expenses.

Interest income—Interest income consists of interest earned on cash balances not required to satisfy settlement obligations and in connection with a loan made to several existing agents.

Interest expense—Interest expense represents interest incurred in connection with outstanding borrowings, including applicable amounts associated with interest rate swaps.

Derivative (losses)/gains, net—Represents the portion of the change in fair value of foreign currency accounting hedges that is excluded from the measurement of effectiveness, which includes (a) differences between changes in forward rates and spot rates and (b) gains or losses on the contract and any offsetting positions during periods in which the instrument is not designated as a hedge. Although the majority of changes in the value of our hedges are deferred in accumulated other comprehensive income or loss until settlement (i.e., spot rate changes), the remaining portion of changes in value are recognized in income as they occur. Derivative gains and losses do not include fluctuations in foreign currency forward contracts intended to mitigate exposures on settlement activities of our consumer-to-consumer money transfer business or on certain foreign currency denominated cash positions. Gains and losses associated with those foreign currency forward contracts are included in selling, general and administrative expenses. Derivative gains and losses also do not include fluctuations in foreign currency forward and option contracts used in our international business-to-business payments operations. The impact of these contracts is classified within foreign exchange revenue in the consolidated statements of income.

Other income, net—Other income, net is comprised primarily of equity earnings from equity method investments and other income and expenses.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2009 compared to the same period in 2008 and the year ended December 31, 2008 compared to the same period in 2007. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the consolidated statements of income. All significant intercompany accounts and transactions between our company’s segments have been eliminated.

During the year ended December 31, 2009, we recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. On February 11, 2010, we signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. While this item was identifiable to our consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to “Selling, general and administrative” expenses.

We incurred expenses of $82.9 million for the year ended December 31, 2008 for restructuring and related activities, which were not allocated to our segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

For the year ended December 31, 2007, we incurred a $22.3 million accelerated stock-based compensation vesting charge related to the acquisition of First Data by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”) which was allocated to our segments. For additional information refer to “Operating expenses overview.”

The following table sets forth our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,			% Change
				2009	2008
(in millions, except per share amounts)	2009	2008	2007	vs. 2008	vs. 2007

Revenues:
Transaction fees	$4,036.2	$4,240.8	$3,989.8	(5)%	6%
Foreign exchange revenue	910.3	896.3	771.3	2%	16%
Commission and other revenues	137.1	144.9	139.1	(5)%	4%

Total revenues	5,083.6	5,282.0	4,900.2	(4)%	8%
Expenses:
Cost of services	2,874.9	3,093.0	2,808.4	(7)%	10%
Selling, general and administrative	926.0	834.0	769.8	11%	8%

Total expenses	3,800.9	3,927.0	3,578.2	(3)%	10%

Operating income	1,282.7	1,355.0	1,322.0	(5)%	2%

Other income/(expense):
Interest income	9.4	45.2	79.4	(79)%	(43)%
Interest expense	(157.9)	(171.2)	(189.0)	(8)%	(9)%
Derivative (losses)/gains, net	(2.8)	(6.9)	8.3	*	*
Other income, net	0.1	16.6	1.7	*	*

Total other expense, net	(151.2)	(116.3)	(99.6)	30%	17%

Income before income taxes	1,131.5	1,238.7	1,222.4	(9)%	1%
Provision for income taxes	282.7	319.7	365.1	(12)%	(12)%

Net income	$848.8	$919.0	$857.3	(8)%	7%

Earnings per share:
Basic	$1.21	$1.26	$1.13	(4)%	12%
Diluted	$1.21	$1.24	$1.11	(2)%	12%
Weighted-average shares outstanding:
Basic	698.9	730.1	760.2
Diluted	701.0	738.2	772.9

*	Calculation not meaningful

Revenues overview

2009 compared to 2008

The majority of transaction fees and foreign exchange revenue were contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenue declined 4% during the year ended December 31, 2009. The revenue decline was attributable to the weak global economy and slowing transaction growth, and to a lesser extent, geographic mix, product mix including a higher percentage of revenue earned from intra-country activity, which has lower revenue per transaction than cross-border transactions, and price decreases. Also impacting the revenue decline was the strengthening of the United States dollar compared to most other foreign currencies for the majority of the year, which adversely impacted revenue by approximately 3%, as discussed below.

The Europe, Middle East, Africa and South Asia (“EMEASA”) region of our consumer-to-consumer segment, which represented 45% of our total consolidated revenue for the year ended December 31, 2009, experienced revenue declines and slower transaction growth rates during the year ended December 31, 2009 compared to the corresponding period in the prior year. The revenue declines were driven by most of the same factors discussed above. The acquisition of FEXCO’s money transfer business did not have an impact on our revenue as we were already recognizing 100% of the revenue arising from money transfers originating at FEXCO’s locations.

The Americas region (including North America, Latin America, the Caribbean and South America) of our consumer-to-consumer segment, which represented 32% of our total consolidated revenue for the year ended December 31, 2009, experienced revenue and transaction declines due to the overall weak United States economy. Our Americas results were further impacted by pricing reductions taken in the United States in the fourth quarter of 2009 which improved our transaction volumes, but contributed to the decline in revenue.

The global business payments segment, which is discussed in greater detail in “Segment Discussion,” also experienced revenue declines during the year ended December 31, 2009 compared to the corresponding prior period. Revenue was adversely impacted by the weak economic situation in the United States, which resulted in a revenue decline in our United States cash and electronic bill payments businesses. Offsetting these declines in 2009 were the results of our Custom House acquisition, which contributed $30.8 million of revenue for the year ended December 31, 2009.

Foreign exchange revenue increased for the year ended December 31, 2009 over 2008 primarily due to foreign exchange revenue from Custom House. Excluding the impact of Custom House, foreign exchange revenue decreased at a rate relatively consistent with the decrease in our revenue from our international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fee and foreign exchange revenue for the year ended December 31, 2009 of $119.5 million over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The impact to earnings per share during the period was less than the revenue impact due to the translation of expenses and our foreign currency hedging program. The majority of our foreign currency exchange rate exposure is related to the EMEASA region.

2008 compared to 2007

Consolidated revenue growth of 8% during the year ended December 31, 2008 was primarily driven by revenue growth internationally, particularly in the EMEASA region, due to increased money transfers at existing agent locations, and to a lesser extent, money transfers at new agent locations and due to the impact of translating foreign currency denominated revenues into the United States dollar, specifically the euro, discussed below. Our international consumer-to-consumer transactions that were originated outside of the United States also continued to experience strong revenue and transaction growth for the year ended December 31, 2008 compared to the corresponding period in the prior year.

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

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar for the year ended December 31, 2008 resulted in a benefit to transaction fee and foreign exchange revenue of $96 million, over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The positive impact to operating profit derived from foreign currency exchange rates increasing against the United States dollar during the year was offset by the impact of foreign currency derivative losses for those foreign currency derivatives not designated as hedges and the portion of fair value that is excluded from the measure of effectiveness for these contracts designated as hedges thereby resulting in a minimal impact to overall earnings per share. The benefit in the first three quarters of 2008 was slightly offset by the negative impact to consumer-to-consumer transaction fee and foreign exchange revenue in the fourth quarter of 2008 due to the strengthening of the United States dollar relative to certain other currencies, including the euro. However, the impact to our operating income was positive to the fourth quarter of 2008 due to our derivative hedges.

Our Asia Pacific (“APAC”) region also experienced strong transaction and revenue growth during the year ended December 31, 2008 compared to the corresponding previous period, including growth contributed by the inbound market to the Philippines. Revenue growth slowed in APAC during the fourth quarter 2008 compared to the same period in 2007, in part due to the weakening global economy described previously and the decline in high revenue transactions from small entrepreneurs that typically make purchases in China.

Within our Americas region, our United States to Mexico, United States outbound and transactions in our domestic (between and within the United States and Canada) businesses continued to be impacted by the overall weakening in the United States economy. The immigration debate and market softness, in part due to the slowdown in the construction industry, began adversely impacting the United States businesses in the second quarter of 2006. We responded to these factors by launching distribution, pricing, advertising, promotion and community outreach initiatives in 2006 and 2007. Although the United States businesses revenue decline experienced in 2008 moderated compared with 2007, we experienced increased revenue declines in the fourth quarter of 2008 compared to the third quarter of 2008, due to the weakening in the United States economy.

Foreign exchange revenue increased for the year ended December 31, 2008 over the corresponding previous period, due to an increase in cross-currency transactions primarily as a result of growth in international consumer-to-consumer transactions. As described above, foreign exchange revenue also benefited during the year ended December 31, 2008 compared to 2007 from the strengthening of other currencies most notably the euro, against the United States dollar.

Operating expenses overview

The following factors impacted both cost of services and selling, general and administrative expenses during the periods presented:

•	Restructuring and Related Activities—For the year ended December 31, 2008, restructuring and related expenses of $62.8 million and $20.1 million are classified within “cost of services” and “selling, general and administrative” expenses, respectively, in the consolidated statements of income. These restructuring and related expenses are associated with the closure of our facilities in Missouri and Texas and other reorganization plans executed in 2008. No expenses were recognized for these restructurings in 2009.

•	2007 Stock Compensation Charge—At the time of the Spin-off, First Data converted stock options, restricted stock awards, and restricted stock units (collectively, “stock-based awards”) of First Data stock held by Western Union and First Data employees. Both Western Union and First Data employees received converted Western Union stock-based awards. All converted stock-based awards, which had not vested prior to September 24, 2007, were subject to the terms and conditions applicable to the original First Data stock-based awards, including change of control provisions which require full vesting upon a change of control of First Data. Accordingly, upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of KKR, all of these remaining converted unvested Western Union stock-based awards vested. In connection with this accelerated vesting, we incurred a non-cash pre-tax charge of $22.3 million during the third quarter of 2007. Approximately one-third of this charge was recorded within “cost of services” and two-thirds was recorded within “selling, general and administrative” expenses in the consolidated statements of income.

Cost of services

Cost of services decreased for the year ended December 31, 2009 compared to the corresponding period in 2008 primarily due to agent commissions, which decreased due to revenue declines, as well as reduced commissions resulting from the acquisition of FEXCO and other selective consumer-to-consumer commission initiatives. Also impacting cost of services was the strengthening of the United States dollar for most of 2009 compared to most other foreign currencies, which resulted in a favorable impact on the translation of our expenses, and restructuring costs incurred in 2008 which did not recur in 2009 and the related 2009 cost savings. These costs were offset by incremental operating costs, including increased technology costs and costs associated with Custom House. Cost of services as a percentage of revenue was 57% and 59% for the years ended December 31, 2009 and 2008, respectively. The decrease in cost of services as a percentage of revenue for the year ended December 31, 2009 compared to the corresponding period in 2008 was generally due to reduced commissions resulting from the acquisition of FEXCO and selective consumer-to-consumer agent commission initiatives, restructuring costs incurred in 2008 which did not recur in 2009 and the related 2009 cost savings, offset somewhat by incremental operating costs, including increased technology costs and costs associated with Custom House.

In addition to the restructuring costs described above, cost of services increased for the year ended December 31, 2008 compared to the corresponding period in 2007 primarily due to agent commissions which increase as revenues increase. Cost of services as a percentage of revenue was 59% and 57% for the years ended December 31, 2008 and 2007, respectively. The majority of the increase in cost of services as a percentage of revenue for the year ended December 31, 2008 compared to the corresponding period in 2007 was primarily due to restructuring and related expenses of $62.8 million as described above, and the shift in our business mix reflecting stronger growth from our international consumer-to-consumer business, which carries higher cost of services compared to our United States originated businesses. Selected consumer-to-consumer international agent commissions have been lowered but were partially offset by certain higher commissions in the United States. In addition, a higher percentage of our global business payments services were generated from our United States electronic-based payments and payments related to Pago Fácil, each of which had higher cost of services as a percentage of revenue compared to our United States cash-based payments business. The increase was partially offset by lower stock compensation charges for the year ended December 31, 2008 compared to the corresponding period in 2007, as described above and below, that did not recur in 2008.

Selling, general and administrative

SG&A increased for the year ended December 31, 2009 compared to the same period in the prior year due to the settlement accrual described below, incremental costs associated with the acquisitions of FEXCO and Custom House including costs related to evaluating and closing these acquisitions and other increased operating expenses, offset by better leveraging of our marketing expenses, and restructuring costs incurred in 2008 which did not recur in 2009.

During the year ended December 31, 2009, we recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. On February 11, 2010, we signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, we expect to make certain investments in our compliance programs along the United States and Mexico border and to engage a monitor of that program, which are expected to cost up to $23 million over the next two to four years.

SG&A expenses increased for the year ended December 31, 2008 compared to the same period in the prior year due to higher employee compensation expenses and restructuring and related expenses of $20.1 million, offset by better leveraging of our marketing expenses as well as lower stock compensation charges in 2008, as described above.

During the years ended December 31, 2009, 2008 and 2007, marketing related expenditures, principally classified within SG&A, were approximately 5% to 6% of revenue. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for consumer-to-consumer revenues and other initiatives in order to best maximize the return on these investments.

Interest income

Interest income decreased during both the year ended December 31, 2009 compared to 2008 and the year ended December 31, 2008 compared to 2007 primarily due to lower short-term interest rates and lower average interest-bearing cash balances.

Interest expense

Interest expense decreased for both the year ended December 31, 2009 compared to 2008 and the year ended December 31, 2008 compared to 2007 due to lower short-term interest rates on certain debt with floating interest rates. In addition, lower average borrowing balances impacted the decline in interest expense for the year ended December 31, 2009 compared to the previous year.

Derivative (losses)/gains, net

Changes in derivative (losses)/gains, net were immaterial for the year ended December 31, 2009 compared to the prior year. Volatility in foreign currency forward rates compared to spot rates, primarily related to the euro, resulted in the decrease to income for the year ended December 31, 2008 compared to 2007.

Other income, net

Other income, net decreased during the year ended December 31, 2009 compared to 2008 due to a $12 million reserve taken against our receivable from the Reserve International Liquidity Fund, Ltd. and a decline in earnings on our equity method investments in 2009, primarily as a result of the absence of equity method earnings for FEXCO subsequent to the acquisition date. Changes in other income, net during the year ended December 31, 2008 compared to the previous corresponding year was primarily attributable to fluctuations in equity earnings from equity method investments.

Income taxes

Our effective tax rates on pretax income were 25.0%, 25.8% and 29.9% for the years ended December 31, 2009, 2008 and 2007, respectively. We continue to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than our combined federal and state tax rates in the United States. In addition, during 2008, we implemented additional foreign tax efficient strategies consistent with our overall tax planning which impacted our effective tax rate for all subsequent periods.

Recent proposed changes to United States tax laws, if enacted, could potentially adversely affect our future effective tax rate. We are closely monitoring the proposed changes, and the potential effect on our future effective tax rate will depend on the final form of any new law.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of December 31, 2009, the total amount of unrecognized tax benefits is a liability of $522.7 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of December 31, 2009, interest on the alleged amounts due for unagreed adjustments would be approximately $30 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. We believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase, which could materially impact our financial position, results of operations and cash flows.

Earnings per share

During the years ended December 31, 2009, 2008 and 2007, basic earnings per share were $1.21, $1.26 and $1.13, respectively, and diluted earnings per share were $1.21, $1.24 and $1.11, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2009, 2008 and 2007, there were 37.5 million, 8.0 million and 10.4 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. The increase in anti-dilutive shares in 2009 was primarily due to the majority of our outstanding options having an exercise price higher than our average market price for the year ended December 31, 2009.

Of the 42.8 million, 43.6 million and 59.4 million outstanding options to purchase shares of our common stock as of December 31, 2009, 2008 and 2007, respectively, approximately 40%, 47% and 58%, respectively, were held by employees of First Data.

Earnings per share decreased for the year ended December 31, 2009 compared to the corresponding previous period as a result of the previously described factors impacting net income, offset by lower weighted-

average shares outstanding. Earnings per share increased during the year ended December 31, 2008 compared to 2007 due to the increased net income as a result of the previously described factors and lower weighted-average diluted shares outstanding. The lower number of shares outstanding was driven by stock repurchases exceeding stock option exercises in both 2009 and 2008 compared to the corresponding periods.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and global business payments. Businesses not considered part of these segments are categorized as “Other.”

The business segment measurements provided to, and evaluated by, our CODM are computed in accordance with the following principles:

•	The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.

•	Expenses incurred in connection with mergers and acquisitions are included in “Other.”

•	An accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona recorded during the year ended December 31, 2009 has not been allocated to the segments. On February 11, 2010, we signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. While this item was identifiable to our consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to “Operating expenses overview.”

•	Restructuring and related activities of $82.9 million for the year ended December 31, 2008 have not been allocated to the segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

•	All items not included in operating income are excluded.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Consumer-to-consumer (a)
EMEASA	45%	44%	40%
Americas	32%	34%	37%
APAC	8%	7%	6%

Total consumer-to-consumer	85%	85%	83%
Global business payments	14%	14%	15%
Other	1%	1%	2%

	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,			% Change
				2009	2008
(dollars and transactions in millions)	2009	2008	2007	vs. 2008	vs. 2007

Revenues:
Transaction fees	$3,373.5	$3,532.9	$3,286.6	(5)%	7%
Foreign exchange revenue	877.1	893.1	769.3	(2)%	16%
Other revenues	50.1	45.6	37.2	10%	23%

Total revenues	$4,300.7	$4,471.6	$4,093.1	(4)%	9%

Operating income	$1,175.5	$1,222.7	$1,078.3	(4)%	13%
Operating income margin	27%	27%	26%
Key indicator:
Consumer-to-consumer transactions	196.1	188.1	167.7	4%	12%

The table below sets forth transaction and revenue growth/(decline) rates by region for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009	2008

Consumer-to-consumer transaction growth/(decline) (a):
EMEASA	10%	23%
Americas	(3)%	2%
APAC	18%	27%
Consumer-to-consumer revenue growth/(decline) (a):
EMEASA	(1)%	16%
Americas	(9)%	(1)%
APAC	5%	22%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 7%, 6% and 5% of consolidated Western Union revenues during the years ended December 31, 2009, 2008 and 2007, respectively. No individual country, other than the United States, represented more than approximately 6%, 7% and 7% of our consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Transaction fees and foreign exchange revenue

2009 compared to 2008

Consumer-to-consumer money transfer revenue declined 4% on transaction growth of 4% for the year ended December 31, 2009 over 2008. The revenue decline was attributable to the weak global economy and slowing transaction growth, and to a lesser extent, geographic mix, product mix including a higher percentage of revenue earned from intra-country activity, which has lower revenue per transaction than cross-border transactions, and price decreases. Also impacting the revenue decline was the strengthening of the United States dollar compared to most other foreign currencies for the majority of the year, which adversely impacted revenue by approximately 2%, as discussed below. Our international consumer-to-consumer business experienced a revenue decline of 1% on transaction growth of 8% for the year ended December 31, 2009. Our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer business outside of the United States also experienced revenue declines on transaction increases for the year ended December 31, 2009 as a result of the same factors described above.

Revenue in our EMEASA region declined 1% during the year ended December 31, 2009 compared to the same period in 2008 due to most of the same factors discussed above. Our largest European markets experienced revenue declines during most of the year ended December 31, 2009 as compared to the same period in 2008. Our money transfer business to India for the year ended December 31, 2009 versus the same period in 2008 continued to grow with transaction growth of 22% and revenue growth of 11%. Revenue and transaction growth for both India and the Gulf States slowed throughout the year ended December 31, 2009 compared to 2008. Due to the economic conditions in the Gulf States, transaction growth rates declined to single digits in the fourth quarter and we expect slowing transaction growth to impact 2010.

Americas revenue and transactions declined for the year ended December 31, 2009 compared to the same period in 2008. Contributing to the overall decline in the Americas region was the domestic business (transactions between and within the United States and Canada) which experienced a revenue decline of 14% on a transaction decline of 5% for the year ended December 31, 2009. The repositioning of the domestic business, including pricing reductions taken in the United States in the fourth quarter of 2009, improved our Americas and domestic transaction volumes, but contributed to the decline in revenue. Our Mexico business also contributed to the overall decline in the Americas region with a revenue decline of 15% on a transaction decline of 12% for the year ended December 31, 2009. Our United States domestic and Mexico business revenue declined due to the weak economy in the United States. Our Mexico revenues were also impacted by our closure of certain Vigo branded agents, substantially all of which were small retailers, due to credit concerns. However, the decline in revenue for our United States outbound business moderated in the fourth quarter of 2009 compared to the previous nine months of 2009 as a result of transaction growth experienced in the fourth quarter of 2009.

Our APAC revenue increased 5% on transaction growth of 18% for the year ended December 31, 2009 compared to the same period in 2008. The APAC region’s revenues have been impacted by translating foreign currency denominated revenues into the United States dollar, as further described below, as well as moderating transaction growth. China revenue grew 1% on 4% transaction growth for the year ended December 31, 2009.

Foreign exchange revenue decreased for the year ended December 31, 2009 over the corresponding previous period at a rate relatively consistent with the decrease in our revenue from our international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fee and foreign exchange revenue for the year ended December 31, 2009 of $101.3 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The majority of our exposure is related to the EMEASA region.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. For the year ended December 31, 2009, such fee decreases and foreign exchange actions were approximately 2% of total Western Union revenue compared to 1% and 3% for the years ended December 31, 2008 and 2007, respectively.

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the 410,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of December 31, 2009, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valuta® and Vigosm) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

2008 compared to 2007

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

Revenue growth in our EMEASA region was 16% on transaction growth of 23% for the year ended December 31, 2008 over the same period in 2007. The growth in our EMEASA region during the year ended December 31, 2008, was primarily driven by transaction growth and the impact of translating foreign currency denominated revenues into the United States dollar, specifically the euro, as further described below. Contributing to the growth in the EMEASA region was strong transaction growth of over 60% in our money transfer business to India for the year ended December 31, 2008 compared to the corresponding period in 2007, resulting in revenue growth of over 45%. Over the same period, revenue growth in the Gulf States continued to be strong. However, revenue growth in some European markets during the year ended December 31, 2008 slowed over the previous year, especially during the fourth quarter of 2008 as certain countries within Europe, such as Spain, experienced declines in the housing industry and rising unemployment.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar for the year ended December 31, 2008 resulted in a benefit to transaction fee and foreign exchange revenue of $96 million, over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The positive impact to operating profit derived from foreign currency exchange rates increasing against the United States dollar during the year was offset by the impact of foreign currency derivative losses for those foreign currency derivatives not designated as hedges and the portion of fair value that is excluded from the measure of effectiveness for these contracts designated as hedges thereby resulting in a minimal impact to overall earnings per share.

Americas revenue declined 1% for the year ended December 31, 2008 compared to the corresponding period in 2007 but transactions grew 2% for the same period. The United States domestic and the United States outbound revenue continued to decline, due to the overall weakening in the United States economy and rising unemployment, for the year ended December 31, 2008. Within the Americas region, revenue declines in our domestic business, which represents approximately 10% of consolidated revenue for the year ended December 31, 2008, continued to occur due to the factors described above. Although the domestic and United States outbound revenue declines experienced in 2008 moderated compared to those experienced in 2007, we did experience increased revenue declines in the fourth quarter of 2008 compared to the third quarter of 2008, due to the further weakening in the United States economy.

Domestic revenue declined 6% on transaction declines of 3% for the year ended December 31, 2008 compared to the corresponding period in 2007. In addition, United States telephone money transfer revenues continued to decline, and website money transfer revenues were flat for the year ended December 31, 2008.

Revenue in our Mexico business was down 2% on transaction declines of 1% for the year ended December 31, 2008 compared to the same period in 2007. The Mexico business continued to be impacted by the weakening in the United States economy, noted earlier, with such declines increasing in the fourth quarter of 2008. During a few weeks in the fourth quarter 2008, the value of the Mexican peso decreased dramatically against the United States dollar and, as a result, we experienced a spike in transactions as United States senders took advantage of the more favorable exchange rates. As the devaluation of the peso was sudden and unusual, we needed to acquire pesos at less favorable rates in order to meet the demand for immediate payout in Mexico, which impacted the overall decline in revenue by less than $5 million.

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

Operating income

2009 compared to 2008

Consumer-to-consumer operating income decreased 4% during the year ended December 31, 2009 compared to 2008 due to the decline in revenue, incremental costs, including increased technology costs and the acquisition of FEXCO, offset somewhat by reduced agent commissions, savings realized from the 2008 restructurings and better leveraging of our marketing expenses, as described earlier. The operating income margin for the year ended December 31, 2009 was consistent with 2008.

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

Consumer-to-consumer operating income margin also increased during the year ended December 31, 2008 compared to 2007, primarily due to lower stock-based compensation expense, as described above. This increase was partially offset by revenue declines in our United States businesses and the shift in our business mix reflecting stronger growth in our international business, which carries lower profit margins than in our United States originated business as noted earlier. However, we have been experiencing a convergence between international operating profits margins and profit margins of our United States originated businesses.

Global Business Payments Segment

The following table sets forth our global business payments segment results of operations for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,			% Change
				2009	2008
(dollars and transactions in millions)	2009	2008	2007	vs. 2008	vs. 2007

Revenues:
Transaction fees	$621.9	$668.1	$665.5	(7)%	0%
Foreign exchange revenue	33.2	3.2	2.0	*	*
Other revenues	36.6	48.5	52.4	(25)%	(7)%

Total revenues	$691.7	$719.8	$719.9	(4)%	0%

Operating income	$171.9	$199.4	$223.7	(14)%	(11)%
Operating income margin	25%	28%	31%
Key indicator:
Global business payments transactions	414.8	412.1	404.5	1%	2%

*	Calculation not meaningful

Revenues

2009 compared to 2008

During the year ended December 31, 2009, the global business payments segment revenue was adversely impacted by the weak economic situation in the United States, which resulted in a revenue decline in our United States cash and electronic bill payments businesses, partially offset by revenue generated from our recent acquisition of Custom House, as described below, and slight growth in the Pago Fácil business. We believe many United States consumers who would use our services are having difficulty paying their bills and are unable to obtain credit, resulting in our handling fewer bill payments. Due to a continued challenging United States economy and competitive pressure, we expect to see revenue declines in our United States consumer-to-business service offerings in 2010 similar to the declines we experienced in 2009. Although the segment’s revenues were primarily generated in the United States for the year ended December 31, 2009, we expect the proportion of international revenue, specifically foreign exchange revenue, will grow in future periods as a percentage of total revenue due to our acquisition of Custom House.

On September 1, 2009, we completed the acquisition of Canada-based Custom House, a provider of international business-to-business payment services. Custom House facilitates cross-border, cross-currency payment transactions. The significant majority of Custom House’s revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. The credit risk arising from these spot foreign currency exchange contracts is largely mitigated, as in the majority of cases Custom House requires the receipt of funds from customers before releasing the associated cross-currency payment. In addition, this business writes foreign currency forward and option contracts for their customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. The significant majority of Custom House’s revenue is generated from transactions involving different currencies, in which Custom House generates revenue based on the difference between the exchange rate set by Custom House to the customer and the rate at which Custom House is able to acquire currency or forward and option contracts. This foreign exchange revenue is recorded at the time the customer initiates a transaction with Custom House. The acquisition of Custom House contributed $30.8 million to total revenue, primarily included in foreign exchange revenue, and approximately 200,000 transactions for the year ended December 31, 2009.

Transaction growth during the year ended December 31, 2009 compared to 2008 was driven by our Pago Fácil cash-based and United States electronic-based bill payments businesses. Both of these businesses carry a lower revenue per transaction than our United States cash-based bill payment business. The transaction growth was offset by a decline in the United States cash-based bill payments business.

2008 compared to 2007

During the year ended December 31, 2008, overall revenue was flat compared to the corresponding period in 2007, as revenue growth in the Pago Fácil business was offset by a decline in United States cash-based bill payment revenue. The global business payments segment, including the United States electronic-based bill payments business which experienced flat revenues year over year, was adversely impacted in the last half of 2008 due to the weakening economy in the United States. Some consumers who were likely to use our services were having difficulty paying their bills and were unable to obtain credit in any form, resulting in us handling fewer bill payments.

Operating income

2009 compared to 2008

For the year ended December 31, 2009, operating income decreased compared to the same period in the prior year primarily due to operating income declines related to the United States-based bill payments business and operating and integration costs associated with the acquisition of Custom House, offset slightly by the savings generated from the 2008 restructurings.

The decline in operating income margin in the segment is due to the factors described above and continues to be impacted by the decline in the United States cash-based bill payments business which has a higher operating income margin than our South America and electronic businesses.

2008 compared to 2007

Operating income for the global business payments segment decreased for the year ended December 31, 2008 compared to 2007 primarily due to operating income declines in the United States-based bill payments businesses, partially offset by growth in Pago Fácil payments. Operating income margins also declined as United States electronic-based and Pago Fácil payments, which cumulatively represented a higher percentage of global business payments revenues in 2008 compared to 2007, have lower operating margins than the declining higher margin United States cash-based bill payments business. Partially offsetting operating income declines for the year ended December 31, 2008 compared to 2007 was lower stock-based compensation expenses as described in the “consumer-to-consumer” operating income discussion.

Other

The following table sets forth other results for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,			% Change
				2009	2008
(dollars in millions)	2009	2008	2007	vs. 2008	vs. 2007

Revenues	$91.2	$90.6	$87.2	1%	4%
Operating income	$6.3	$15.8	$20.0	(60)%	(21)%
Operating income margin	7%	17%	23%

Revenues

2009 compared to 2008

Revenue remained relatively consistent with prior year and is comprised primarily of our money order services business. In the fourth quarter, we experienced a decrease in the amount of revenue recognized related to our money order services business as we no longer receive a fixed return of 5.5% from IPS on the outstanding money order balances as described below. However, we now derive investment income from actual interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal securities. In 2008 and 2009, we entered into interest rate swaps on certain of our fixed rate notes to reduce our exposure to fluctuations in interest rates. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from these interest rate swaps, we estimate that we should be able to retain, a materially comparable after-tax rate of return through 2011 as we were receiving under the agreement with IPS. However, the results of interest expense savings related to the swaps will be reflected in interest expense and will not impact operating income.

Effective October 1, 2009, in accordance with the agreement signed on July 18, 2008, IPS, a subsidiary of First Data, assigned and transferred to us certain operating assets used by IPS to issue Western Union branded money orders and approximately $860 million of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, we assumed IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders, and terminated the existing agreement whereby IPS paid Western Union a fixed return of 5.5% on the outstanding money order balances. Following the Transition Date, we invested the cash received from IPS in high-quality, investment grade securities, primarily tax exempt United States state and municipal securities, in accordance with applicable regulations, which are the same as those currently governing the investment of our United States originated money transfer principal.

2008 compared to 2007

Revenue increased for the year ended December 31, 2008 over the same period in 2007 due to revenue growth in our prepaid services business generated outside of the United States.

Operating income

2009 compared to 2008

During the year ended December 31, 2009, the decrease in operating income was primarily due to increased costs related to acquisitions and a decline in our money order services business due to the decrease in revenue in the fourth quarter of 2009 as described above.

2008 compared to 2007

For the year ended December 31, 2008, the decrease in operating income was driven by operating income declines related to our money order services business, costs incurred to develop mobile money transfer services and our prepaid business within the United States, offset by increased revenue and related profits from our prepaid services business outside of the United States.

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

Our future cash flows could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting the migrant population, and changes in income tax laws or the status of income tax audits, including the resolution of outstanding tax matters. In 2010, we are considering making a $250 million refundable tax deposit relating to potential United States federal tax liabilities arising from our 2003 international restructuring. By making the deposit, interest charges related to the amount of the deposit will cease. To the extent the deposit is not ultimately used to satisfy federal tax liabilities, it is refundable with interest.

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

We believe we have adequate liquidity to meet our business needs, including dividends and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. In addition, we have capacity to borrow on our $1.5 billion revolving credit facility which was undrawn at December 31, 2009 and expires in September 2012.

Cash and Investment Securities

As of December 31, 2009, we had cash and cash equivalents of $1.7 billion, of which $906 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses internationally.

In many cases, we receive funds from money transfers and certain other payment services and money orders before we settle the payment of those transactions. These funds, referred to as “settlement assets” on our consolidated balance sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as “cash and cash equivalents” within “settlement assets,” to fund settlement obligations.

Investment securities, included in settlement assets, were $1.2 billion as of December 31, 2009. Effective October 1, 2009, IPS assigned and transferred to us certain operating assets used by IPS to issue Western Union branded money orders and approximately $860 million of cash sufficient to satisfy all outstanding money order liabilities which contributed to the increase in our investment securities from December 31, 2008 to December 31, 2009. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold investment securities for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value. Under the Payment Services Directive (“PSD”) in the European Union, we expect to have a similar portfolio of investment securities, which we will manage in a similar manner and under similar guidelines as our current portfolio.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments, including diversifying our investment portfolio. As of December 31, 2009, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of December 31, 2009, there were no investments with a single issuer or individual securities representing more than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2009, 2008 and 2007, cash provided by operating activities was $1,218.1 million, $1,253.9 million and $1,103.5 million, respectively. Cash flows provided by operating activities decreased from 2008 to 2009 due to lower net income, offset by working capital fluctuations in 2009 including the settlement accrual and the timing of tax payments. Cash flows provided by operating activities increased from 2007 to 2008 due to higher net income and working capital fluctuations in 2008.

Financing Resources

As of December 31, 2009 and 2008, we had the following outstanding borrowings (in millions):

	2009	2008

Due in less than one year:
Commercial paper	$—	$82.9
Term loan (a)	—	500.0
Due in greater than one year:
5.400% notes, net of discount, due 2011 (b)	1,033.9	1,042.8
6.500% notes, net of discount, due 2014 (c)	498.6	—
5.930% notes, net of discount, due 2016 (d)	1,012.5	1,014.4
6.200% notes, net of discount, due 2036	497.5	497.4
Other borrowings	6.0	6.0

Total borrowings	$3,048.5	$3,143.5

(a)	The term loan due in December 2009 (“Term Loan”) was paid and financed with the issuance of the 6.500% notes due 2014 (“2014 Notes”) on February 26, 2009.

(b)	At December 31, 2009 and 2008, we held interest rate swaps related to the 5.400% notes due 2011 (“2011 Notes”) with an aggregate notional amount of $750 million and $550 million, respectively. The carrying value of the 2011 Notes at December 31, 2009 and 2008 contained $34.3 million and $42.7 million, respectively, of hedge accounting adjustments related to active swaps as well as the unamortized portion of previously terminated swaps. These hedge accounting adjustments will be reclassified as reductions to “interest expense” over the life of the 2011 Notes.

(c)	The 2014 Notes were issued on February 26, 2009 and the proceeds were used to repay the Term Loan.

(d)	The carrying value of the 2016 Notes at December 31, 2009 and 2008 included $12.8 million and $15.4 million, respectively, of hedge accounting adjustments. The remaining unamortized portion of this previously terminated swap will be reclassified as a reduction to “interest expense” over the life of the 2016 Notes.

Commercial Paper

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings at December 31, 2009. Our commercial paper borrowings at December 31, 2008 had a weighted-average interest rate of approximately 4.1% and a weighted-average initial term of 27 days.

Revolving Credit Facility

Our revolving credit facility expires in September 2012 and includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”).

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 19 basis points. A facility fee of 6 basis points on the total facility is payable quarterly regardless of usage. In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee of 5 basis points as of December 31, 2009 based upon such ratings is payable to the lenders on the aggregate outstanding borrowings. The interest rate margin, facility fee and utilization fee are all based on certain of our credit ratings.

As of December 31, 2009, we had no outstanding borrowings and had $1.5 billion available to borrow. Our revolving credit facility, which is diversified through a group of 15 participating institutions, is used to provide general liquidity for us and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 20%. The substantial majority of the banks within this group were rated at least an “A-” or better as of December 31, 2009. If the amount available to borrow under the revolving credit facility decreased, or if the revolving credit facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Term Loan

On December 5, 2008, we entered into a senior, unsecured, 364-day term loan in an aggregate principal amount of $500 million with a syndicate of lenders. The Term Loan was repaid and financed with the issuance of the 2014 Notes on February 26, 2009.

Notes

On February 26, 2009, we issued $500 million aggregate principal amount of 2014 Notes to repay the balance of the Term Loan which was scheduled to mature in December 2009. Interest with respect to the 2014 Notes is payable semiannually on February 26 and August 26 each year based on the fixed per annum interest rate of 6.500%. We may redeem the 2014 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 50 basis points.

On November 17, 2006, we issued $2 billion aggregate principal amount of our unsecured fixed and floating rate notes, comprised of $500 million aggregate principal amount of our Floating Rate Notes due 2008 (the “Floating Rate Notes”), $1 billion aggregate principal amount of 5.400% Notes due 2011 and $500 million aggregate principal amount of 6.200% Notes due 2036 (the “2036 Notes”). The Floating Rate Notes were paid upon maturity in November 2008. Interest with respect to the 2011 Notes and 2036 Notes is payable semiannually in arrears on May 17 and November 17 each year. We may redeem the 2011 Notes and the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points and 25 basis points, respectively.

On September 29, 2006, we issued $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016. Interest on the 2016 Notes is payable semiannually on April 1 and October 1 each year. We may redeem the 2016 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 20 basis points.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity and overall business risks.

Our Revolving Credit Facility contains an interest rate margin, facility fee and utilization fee, all of which are determined based on certain of our credit ratings. In addition, we are subject to certain provisions in our 2014 Notes and certain of our derivative contracts which would require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade. We do not have any other terms within our debt agreements or other contracts that are tied to changes in our credit ratings. The table below summarizes our credit ratings as of December 31, 2009:

December 31, 2009
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

The Revolving Credit Facility contains covenants which, among other things, limit or restrict our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions or incur certain subsidiary level indebtedness. Our notes are subject to similar covenants except that only the 2011 Notes, 2016 Notes and the 2036 Notes contain a restriction on subsidiary indebtedness and none of the notes include a covenant that limits our ability to impose restrictions on subsidiary dividends. In addition, the Revolving Credit Facility requires us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 2:1 (ratio of consolidated adjusted EBITDA, defined as net income plus the sum of (a) interest expense, (b) income tax expense, (c) depreciation expense, (d) amortization expense, (e) any other non-cash deductions, losses or changes made in determining net income for such period and (f) extraordinary losses or charges, minus extraordinary gains, in each case determined in accordance with United States GAAP for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 10:1 for the year ended December 31, 2009.

As of December 31, 2009, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow, and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our $1.5 billion revolving credit facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $98.9 million, $153.7 million and $192.1 million in 2009, 2008 and 2007, respectively. Amounts paid for new and renewed agent contract costs vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during 2009, 2008 and 2007 included investments in our information technology, purchased and developed software and, in 2008 and 2007, the renovation of certain facilities.

Acquisition of Businesses

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

Share Repurchases and Dividends

At December 31, 2009, common stock repurchases of up to $1.0 billion have been authorized by the Board of Directors through December 31, 2012. During the years ended December 31, 2009, 2008 and 2007, 24.8 million, 58.1 million and 34.7 million shares, respectively, have been repurchased for $400.0 million, $1,313.9 million and $726.5 million, respectively, excluding commissions, at an average cost of $16.10, $22.60 and $20.93 per share, respectively.

During the fourth quarter of 2009, our Board of Directors declared a quarterly cash dividend of $0.06 per common share representing $41.2 million in total dividends. During the fourth quarter of 2008 and 2007, our Board of Directors declared an annual cash dividend of $0.04 per common share representing $28.4 million and $30.0 million, respectively, in total dividends. These amounts were paid to shareholders of record in December of each respective year.

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

From time to time, we also make advances and loans to agents. Most significantly, in the first quarter 2006, we signed a six year agreement with one of our existing agents which included a four year loan of $140.0 million to the agent, of which $33.1 million, $40.0 million and $30.0 million were repaid in the years ended December 31, 2009, 2008 and 2007, respectively. The remaining loan receivable balance relating to this agent as of December 31, 2009 was $16.9 million and was fully repaid in January 2010.

As opportunities arise, we expect we will continue to strategically invest in agents to further strengthen our business.

Debt Service Requirements

Our 2010 debt service requirements will include interest payments on all outstanding indebtedness and may include payments on any future borrowings under our commercial paper program. We have the ability to use existing financing sources, such as our Revolving Credit Facility and commercial paper program, to meet obligations as they arise.

Our ability to continue to grow the business, make acquisitions, return capital to shareholders, including share repurchases and dividends, and service our debt will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify the appropriate acquisitions that will align with our long-term strategy.

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

Pension Plans

We have two frozen defined benefit pension plans (“Plans”) for which we have a recorded unfunded pension obligation of $124.2 million as of December 31, 2009. Due to the closure of one of our facilities in Missouri and a recent agreement with the Pension Benefit Guaranty Corporation, we funded $4.1 million into one of our subsidiary’s pension plans during 2009. No contributions were made to these plans by Western Union during the years ended December 31, 2008 and 2007. Pursuant to final guidance issued by the IRS in September 2009, we made certain interest rate elections under the Pension Protection Act which will require us to fund approximately $15 million to the plans in 2010, which is less than was previously anticipated. In addition, we may make a discretionary contribution of up to approximately $10 million for a total contribution of $25 million to the plans in 2010.

Our most recent measurement date for our pension plans was December 31, 2009. The calculation of the funded status and net periodic benefit income is dependent upon two primary assumptions: 1) expected long-term return on plan assets; and 2) discount rate.

Western Union employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income securities are considered consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is given to diversification, re-balancing and yields anticipated on fixed income securities held. Peer data and historical returns are reviewed to check for reasonableness and appropriateness. We then apply this rate against a calculated value for our plan assets. The calculated value recognizes changes in the fair value of plan assets over a five-year period. Our expected long-term return on plan assets was 7.50% for 2009 and 2008. The expected long-term return on plan assets is 6.50% for 2010. A 25 basis point change in the assumed return for 2010 would impact our annual pension expense by approximately $0.8 million.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the plans to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 5.30% and 6.26% at December 31, 2009 and 2008, respectively. A 25 basis point change in the discount rate would have an impact of less than $0.1 million to our annual pension expense.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Borrowings, including interest (a)	$4,490.5	$157.0	$1,318.9	$717.0	$2,297.6
Unrecognized tax benefits (b)	522.7	—	—	—	—
Purchase obligations (c)	154.9	42.7	52.2	30.0	30.0
Estimated pension funding (d)	120.6	14.9	47.3	38.8	19.6
Operating leases	107.7	28.3	37.3	22.6	19.5
Foreign currency derivative contracts (e)	80.6	70.4	10.2	—	—
Other (f)	81.6	75.1	4.0	2.5	—

	$5,558.6	$388.4	$1,469.9	$810.9	$2,366.7

(a)	We have estimated our interest payments based on (i) the assumption that no commercial paper borrowings will be outstanding beyond 2009 and (ii) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes.

(b)	The timing of cash payments on unrecognized tax benefits, including accrued interest and penalties, is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control. In 2010, we are considering making a $250 million refundable tax deposit relating to potential United States federal tax liabilities arising from our 2003 international restructuring. By making the deposit, interest charges related to the amount of the deposit will cease. To the extent the deposit is not ultimately used to satisfy federal tax liabilities, it is refundable with interest. Due to the uncertainty surrounding this tax deposit, the amount has not been reflected in the table above.

(c)	Many of our contracts contain clauses that allow us to terminate the contract with notice and with a termination penalty. Termination penalties are generally an amount less than the original obligation. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults of our contractual obligations or incurred significant penalties for termination of our contractual obligations.

(d)	We have estimated our pension plan funding requirements, including interest, using assumptions that are consistent with current pension funding rates. The actual minimum required amounts each year will vary based on the actual discount rate and asset returns when the funding requirement is calculated. In addition, we may make a discretionary contribution of up to approximately $10 million to the plans in 2010, which has not been reflected in the table above.

(e)	Represents the liability position of our foreign currency derivative contracts as of December 31, 2009, which will fluctuate based on market conditions.

(f)	This line item primarily includes the expected payment of $71.0 million related to the agreement and settlement with the State of Arizona, including amounts to be paid to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. The table above excludes certain additional investments in our compliance programs along the United States and Mexico border and the engagement of a monitor of that program of approximately $23 million to be incurred over the next two to four years also related to the agreement and settlement with the State of Arizona due to the uncertainty over the timing of payments. This balance also represents accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2009.

Other Commercial Commitments

We had $88.0 million in outstanding letters of credit and bank guarantees at December 31, 2009, with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions
Income Taxes
Reinvestment of foreign earnings
Income taxes, as reported in our consolidated financial statements, represent the net amount of income taxes we expect to pay to various taxing jurisdictions in connection with our operations. We provide for income taxes based on amounts that we believe we will ultimately owe after applying the required analyses and judgments.	With respect to earnings in certain foreign jurisdictions, we have provided for income taxes on such earnings at a more favorable income tax rate than the combined United States federal and state income tax rates because we expect to reinvest these earnings outside of the United States indefinitely.	At December 31, 2009, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $2.0 billion, which are expected to be reinvested outside the United States indefinitely.

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

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions
Income tax contingencies
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
We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations, which were restructured in 2003. Our tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review. While we believe our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

The Internal Revenue Service (“IRS”) has completed audits of the United States federal consolidated income tax returns of First Data for the years 2002 through 2004, which include our taxable results for those years. Refer to Note 10 to our consolidated financial statements for a detailed discussion of these audits.

Pursuant to the tax allocation agreement signed in connection with the Spin-off from First Data, we believe we have appropriately apportioned the taxes between First Data and us.

Our tax contingency reserves for our uncertain tax positions as of December 31, 2009 were $522.7 million, including interest and penalties. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, particularly with respect to our 2003 restructuring of our international operations, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

If we are required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial position, results of operations and cash flows.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions
Derivative Financial Instruments
We utilize derivatives to (a) minimize our exposure related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency business-to-business payments by writing derivatives to customers and entering into offsetting derivatives with established financial institution counterparties, or by holding sufficient foreign currency cash balances to cover those transactions. We recognize all derivatives in other assets and other liabilities in our consolidated balance sheets at their fair value. Certain of our derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as accounting hedges.

Cash Flow hedges—Cash flow hedges consist of foreign currency hedging of forecasted money transfer revenues and hedges of anticipated fixed rate debt issuances. Derivative fair value changes that are captured in accumulated other comprehensive loss are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portion of the change in fair value that is either considered ineffective or is excluded from the measure of effectiveness is recognized immediately in “Derivative (losses)/gains, net.”

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

As of December 31, 2009, the cumulative pre-tax unrealized losses classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $24.6 million.

As of December 31, 2009, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $47.1 million gain.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions
Other Intangible Assets
We capitalize certain initial payments for new and renewed agent contracts as well as acquired intangible assets and software.

We evaluate such intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets are compared with their carrying amounts to determine if a write-down to fair value (normally measured by discounted cash flows) is required.

The capitalization of initial payments for new and renewed agent contracts is subject to strict accounting policy criteria and requires management judgment as to the appropriate time to initiate capitalization. Our accounting policy is to limit the amount of capitalized costs for a given agent contract to the lesser of the estimated future cash flows from the contract or the termination fees we would receive in the event of early termination of the contract.

The estimated undiscounted cash flows associated with each asset requires us to make estimates and assumptions including among other things revenue growth rates, and operating margins based on our budgets and business plans.

Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset.

If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. We did not record any impairment charges related to other intangible assets during the three year period ended December 31, 2009.

The net carrying value of our other intangible assets at December 31, 2009 was $489.2 million.

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

Reporting units are defined as an operating segment or one level below an operating segment.

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

If an event described above occurs and causes us to recognize a goodwill impairment charge, it could impact our reported earnings in the periods such charge occurs.

The carrying value of goodwill as of December 31, 2009 was $2,143.4 million which represented approximately 29% of our consolidated assets.

We have not recorded any goodwill impairments during the three years ended December 31, 2009.

The fair value of each of our reporting units exceeded their carrying amounts for the three years ended December 31, 2009.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions
Acquisitions—Purchase Price Allocation
We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities is recorded as goodwill.

For most acquisitions, we engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as agent networks, customer relationships, tradenames and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period of one year or less as we finalize valuations for the assets acquired and liabilities assumed.
Purchase price allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis.	During the last three years, we completed the following significant acquisitions:

•   In September 2009, we acquired Custom House for $371.0 million.

•   In February 2009, we acquired the money transfer business of FEXCO for $243.6 million.

•   In 2008, we acquired an 80% interest in our existing money transfer agent in Peru and the money transfer assets of an agent in Panama for a total of $53.3 million.

See Note 3, Acquisitions, to the Notes to the Consolidated Financial Statements, included in Item 8, of this Annual Report on Form 10-K, for more information related to the purchase price allocations for acquisitions completed during the last three years.

If estimates or assumptions used to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangibles or goodwill are not achieved, impairments could arise, as discussed further in “Goodwill Impairment Testing” and “Other Intangible Assets” above. For the acquisitions discussed above, goodwill of $504.1 million and intangibles of $208.7 million were recognized.

New Accounting Pronouncements

On January 1, 2010, we adopted new accounting requirements for the consolidation of variable interest entities. Variable interest entities are those entities that require additional financial support beyond that provided by traditional equity holders. The new consolidation guidance will require consideration of whether we have the power to direct the activities that most significantly impact each entities’ economic performance. We have not yet completed our assessment of this guidance; however, the impact of adopting these new requirements is not expected to have a significant impact on our consolidated financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide consumer-to-consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. To mitigate this risk further, we enter into short-term foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also utilize foreign currency forward contracts, typically with terms of less than one year at inception, to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions and intercompany loans. In certain consumer money transfer and global business payments transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the customer and the rate at which we or our agents are able to acquire currency, helping to provide protection against currency fluctuations. We promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on consumer-to-consumer revenues denominated primarily in the euro, and to a lesser degree the British pound, Canadian dollar and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the risk that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international consumer-to-consumer operations.

With the acquisition of Custom House in the third quarter of 2009, our foreign exchange risk and associated foreign exchange risk management has increased due to the nature of this business. The significant majority of Custom House’s revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. This business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. Custom House aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The foreign exchange risk is actively managed.

At December 31, 2009 and 2008, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $27 million and $24 million, respectively, based on our forecast of consumer-to-consumer unhedged 2010 exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at December 31, 2009 of $2.7 billion. Approximately $2.0 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest bearing assets consist of highly rated state and municipal obligations, the majority of which are fixed rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the consolidated balance sheets. As interest rates rise, the fair value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “settlement assets” in the consolidated balance sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “total stockholders’ equity/(deficiency)” on our consolidated balance sheets.

As of December 31, 2009, $750 million of our total $3,048.5 million in borrowings was effectively floating rate debt through interest rate swap agreements, changing our fixed-rate debt to LIBOR-based floating rate debt, with average spreads of approximately 200 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. No commercial paper borrowings were outstanding as of December 31, 2009.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and optimize returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. At December 31, 2009, our weighted-average interest rate on our borrowings outstanding, including our hedges, was approximately 5.1%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $8 million and $12 million annually based on borrowings on December 31, 2009 and 2008, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2009 and 2008 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $20 million and $13 million annually, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Credit Risk

Our interest earning assets include investment securities, substantially all of which are state and municipal debt obligations, which are classified in “settlement assets” and accounted for as available-for-sale securities, and money market fund investments, which are classified in “cash and cash equivalents.” The majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency.

On September 15, 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. In 2009, we received partial distributions totaling $255.5 million from the Fund. We continue to vigorously pursue collection of the remaining balance and believe we have a right to full payment of the remaining amount based on the written and verbal representations from the Manager and our legal position. However, given the increased uncertainty surrounding the numerous third-party legal claims associated with the Fund, we reserved $12 million representing the estimated impact of a pro-rata distribution of the Fund during 2009. As of December 31, 2009, we had a remaining receivable balance of $30.6 million, net of the related reserve, which is included in “other assets” in the consolidated balance sheet. If further deterioration occurs in the underlying assets in the Fund, or if the Fund incurs significant legal and/or administrative costs during the distribution process, we may record additional reserves related to the remaining receivable balance, which could negatively affect our financial position, results of operations and cash flows.

To manage our exposures to credit risk with respect to investment securities, money market investments and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review investment concentrations, trading levels, credit spreads and credit ratings, and we attempt to diversify our investments among global financial institutions. Since January 1, 2009, we also limit our investment level to no more than $100 million with respect to individual funds.

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. In addition, we are exposed to credit risk directly from consumer transactions particularly through our internet services and electronic channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. We perform a credit review before each agent signing and conduct periodic analyses. Our losses associated with agent and consumer bad debts have been less than 1% of our revenues in all periods presented. We continue to monitor the credit worthiness of our agents, and due to the challenging economy, we have closed agents at higher rates than in prior years, primarily small retailers in the United States. Closing agents may impact transactions and revenues.

As a result of our acquisition of Custom House, we are now exposed to credit risk relating to derivative financial instruments written by us to our customers. The duration of these derivative contracts is generally nine months or less. To mitigate risk, we perform credit reviews of the customer on an ongoing basis. In addition, we may require certain customers to post collateral based on the fair value of the customer’s contract and their risk profile. The credit risk arising from our spot foreign currency exchange contracts is largely mitigated, as in most cases we require the receipt of funds from our customers before releasing the associated cross-currency payment.

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

As stated in their report included elsewhere in this Annual Report on Form 10-K, the consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness, in all material respects, with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Company completed its acquisition of Custom House, Ltd. (“Custom House”) effective September 1, 2009. As permitted by the Securities and Exchange Commission, management’s assessment did not include the internal control of the acquired operations of Custom House, which are included in the Company’s consolidated financial statements as of December 31, 2009 and for the period from September 1, 2009 through December 31, 2009. The assets of Custom House, excluding goodwill, constituted approximately 5% of the Company’s total assets as of December 31, 2009, and Custom House revenues constituted approximately 0.6% of our total revenues for the year ended December 31, 2009. Based on the results of its evaluation, which excluded an assessment of the internal control of the acquired operations of Custom House, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Western Union Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Custom House, Ltd., which was acquired September 1, 2009 and is included in the consolidated financial statements of The Western Union Company as of December 31, 2009 and for the period from September 1, 2009 through December 31, 2009. The assets of Custom House, Ltd., excluding goodwill, constituted approximately 5% of The Western Union Company’s total assets as of December 31, 2009, and Custom House, Ltd. revenues constituted approximately 0.6% of The Western Union Company’s total revenues for the year then ended. Our audit of internal control over financial reporting of The Western Union Company also did not include an evaluation of the internal control over financial reporting of Custom House, Ltd.

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency) for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency) for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified in FASB Accounting Standards Codification Topic 740, “Income Taxes”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Western Union Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 26, 2010

THE WESTERN UNION COMPANY

Consolidated Statements of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Transaction fees	$4,036.2	$4,240.8	$3,989.8
Foreign exchange revenue	910.3	896.3	771.3
Commission and other revenues	137.1	144.9	139.1

Total revenues	5,083.6	5,282.0	4,900.2
Expenses:
Cost of services	2,874.9	3,093.0	2,808.4
Selling, general and administrative	926.0	834.0	769.8

Total expenses*	3,800.9	3,927.0	3,578.2

Operating income	1,282.7	1,355.0	1,322.0
Other income/(expense):
Interest income	9.4	45.2	79.4
Interest expense	(157.9)	(171.2)	(189.0)
Derivative (losses)/gains, net	(2.8)	(6.9)	8.3
Other income, net	0.1	16.6	1.7

Total other expense, net	(151.2)	(116.3)	(99.6)

Income before income taxes	1,131.5	1,238.7	1,222.4
Provision for income taxes	282.7	319.7	365.1

Net income	$848.8	$919.0	$857.3

Earnings per share:
Basic	$1.21	$1.26	$1.13
Diluted	$1.21	$1.24	$1.11
Weighted-average shares outstanding:
Basic	698.9	730.1	760.2
Diluted	701.0	738.2	772.9

*	As further described in Note 5, total expenses include amounts for related parties of $257.4 million, $305.9 million and $256.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Balance Sheets
(in millions, except per share amounts)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$1,685.2	$1,295.6
Settlement assets	2,389.1	1,207.5
Property and equipment, net of accumulated depreciation of $335.4 and $284.0, respectively	204.3	192.3
Goodwill	2,143.4	1,674.2
Other intangible assets, net of accumulated amortization of $355.4 and $276.5, respectively	489.2	350.6
Other assets	442.2	858.1

Total assets	$7,353.4	$5,578.3

Liabilities and Stockholders’ Equity/(Deficiency)
Liabilities:
Accounts payable and accrued liabilities	$501.2	$385.7
Settlement obligations	2,389.1	1,207.5
Income taxes payable	519.0	381.6
Deferred tax liability, net	268.9	270.1
Borrowings	3,048.5	3,143.5
Other liabilities	273.2	198.0

Total liabilities	6,999.9	5,586.4

Commitments and contingencies (Note 6)

Stockholders’ equity/(deficiency):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 686.5 and 709.6 shares issued and outstanding at December 31, 2009 and 2008, respectively	6.9	7.1
Capital surplus/(deficiency)	40.7	(14.4)
Retained earnings	433.2	29.2
Accumulated other comprehensive loss	(127.3)	(30.0)

Total stockholders’ equity/(deficiency)	353.5	(8.1)

Total liabilities and stockholders’ equity/(deficiency)	$7,353.4	$5,578.3

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net income	$848.8	$919.0	$857.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55.9	61.7	49.1
Amortization	98.3	82.3	74.8
Deferred income tax (benefit)/provision	(20.8)	15.9	4.2
Stock compensation expense	31.9	26.3	50.2
Other non-cash items, net	44.1	42.9	14.6
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(31.4)	6.9	16.2
Accounts payable and accrued liabilities	75.5	35.2	43.4
Income taxes payable	138.3	91.2	15.3
Other liabilities	(22.5)	(27.5)	(21.6)

Net cash provided by operating activities	1,218.1	1,253.9	1,103.5
Cash flows from investing activities
Capitalization of contract costs	(27.3)	(82.8)	(80.9)
Capitalization of purchased and developed software	(11.9)	(17.0)	(27.7)
Purchases of property and equipment	(59.7)	(53.9)	(83.5)
Acquisition of businesses, net of cash acquired	(515.9)	(42.8)	—
Proceeds from/(increase in) receivable for securities sold	255.5	(298.1)	—
Notes receivable issued to agents	—	(1.0)	(6.1)
Repayments of notes receivable issued to agents	35.2	41.9	32.0
Purchase of equity method investments	—	—	(35.8)

Net cash used in investing activities	(324.1)	(453.7)	(202.0)
Cash flows from financing activities
Net (repayments of)/proceeds from commercial paper	(82.8)	(255.3)	13.6
Net repayments of net borrowings under credit facilities	—	—	(3.0)
Net proceeds from issuance of borrowings	496.6	500.0	—
Principal payments on borrowings	(500.0)	(500.0)	—
Proceeds from exercise of options	23.2	300.5	216.1
Cash dividends paid	(41.2)	(28.4)	(30.0)
Common stock repurchased	(400.2)	(1,314.5)	(726.8)

Net cash used in financing activities	(504.4)	(1,297.7)	(530.1)

Net change in cash and cash equivalents	389.6	(497.5)	371.4
Cash and cash equivalents at beginning of year	1,295.6	1,793.1	1,421.7

Cash and cash equivalents at end of year	$1,685.2	$1,295.6	$1,793.1

Supplemental cash flow information:
Interest paid	$150.0	$171.6	$185.8
Income taxes paid	162.8	230.3	340.9

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Stockholders’ Equity/(Deficiency)
(in millions)

							Accumulated	Total
					Capital		Other	Stockholders’
	Common Stock		Treasury Stock		Surplus/	Retained	Comprehensive	Equity/	Comprehensive
	Shares	Amount	Shares	Amount	(Deficiency)	Earnings	Loss	(Deficiency)	Income/(Loss)

Balance, December 31, 2006	772.0	$7.7	(0.9)	$(19.9)	$(437.1)	$208.0	$(73.5)	$(314.8)
Cumulative effect of adoption of tax contingency accounting principle	—	—	—	—	—	(0.6)	—	(0.6)

Revised balance, January 1, 2007	772.0	$7.7	(0.9)	$(19.9)	$(437.1)	$207.4	$(73.5)	$(315.4)
Net income	—	—	—	—	—	857.3	—	857.3	$857.3
Stock-based compensation	—	—	—	—	50.2	—	—	50.2
Common stock dividends	—	—	—	—	—	(30.0)	—	(30.0)
Purchase of treasury shares	—	—	(32.4)	(677.5)	—	(0.9)	—	(678.4)
Repurchase and retirement of common shares	(2.3)	—	—	—	—	(53.8)	—	(53.8)
Cancellation of treasury stock	(22.7)	(0.2)	22.7	462.0	—	(461.8)	—	—
Shares issued under stock-based compensation plans	2.8	—	10.6	235.4	41.5	(65.1)	—	211.8
Tax adjustments from employee stock option plans	—	—	—	—	4.3	—	—	4.3
Unrealized losses on investment securities, net of tax	—	—	—	—	—	—	(1.5)	(1.5)	(1.5)
Unrealized losses on hedging activities, net of tax	—	—	—	—	—	—	(14.4)	(14.4)	(14.4)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5.3	5.3	5.3
Pension liability adjustment, net of tax	—	—	—	—	—	—	15.3	15.3	15.3

Comprehensive income									$862.0

Balance, December 31, 2007	749.8	7.5	—	—	(341.1)	453.1	(68.8)	50.7
Net income	—	—	—	—	—	919.0	—	919.0	$919.0
Stock-based compensation	—	—	—	—	26.3	—	—	26.3
Common stock dividends	—	—	—	—	—	(28.4)	—	(28.4)
Repurchase and retirement of common shares	(58.1)	(0.6)	—	—	—	(1,314.6)	—	(1,315.2)
Shares issued under stock-based compensation plans	17.9	0.2	—	—	289.5	—	—	289.7
Tax adjustments from employee stock option plans	—	—	—	—	10.9	—	—	10.9
Effects of pension plan measurement date change	—	—	—	—	—	0.1	—	0.1
Unrealized gains on investment securities, net of tax	—	—	—	—	—	—	1.2	1.2	1.2
Unrealized gains on hedging activities, net of tax	—	—	—	—	—	—	89.2	89.2	89.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5.2)	(5.2)	(5.2)
Pension liability adjustment, net of tax	—	—	—	—	—	—	(46.4)	(46.4)	(46.4)

Comprehensive income									$957.8

Balance, December 31, 2008	709.6	7.1	—	—	(14.4)	29.2	(30.0)	(8.1)
Net income	—	—	—	—	—	848.8	—	848.8	$848.8
Stock-based compensation	—	—	—	—	31.9	—	—	31.9
Common stock dividends	—	—	—	—	—	(41.2)	—	(41.2)
Repurchase and retirement of common shares	(24.9)	(0.2)	—	—	—	(403.6)	—	(403.8)
Shares issued under stock-based compensation plans	1.8	—	—	—	23.9	—	—	23.9
Tax adjustments from employee stock option plans	—	—	—	—	(0.7)	—	—	(0.7)
Unrealized gains on investment securities, net of tax	—	—	—	—	—	—	5.5	5.5	5.5
Unrealized losses on hedging activities, net of tax	—	—	—	—	—	—	(62.5)	(62.5)	(62.5)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(29.0)	(29.0)	(29.0)
Pension liability adjustment, net of tax	—	—	—	—	—	—	(11.3)	(11.3)	(11.3)

Comprehensive income									$751.5

Balance, December 31, 2009	686.5	$6.9	—	$—	$40.7	$433.2	$(127.3)	$353.5

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation of the Entity and Basis of Presentation

The Western Union Company (“Western Union” or the “Company”) is a leader in global money transfer and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

•	Consumer-to-consumer—money transfer services between consumers, primarily through a global network of third-party agents using the Company’s multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•	Global business payments (formerly consumer-to-business)— the processing of payments from consumers or businesses to other businesses. The Company’s business payments services allow consumers to make payments to a variety of organizations including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. As described further in Note 3, “Acquisitions,” the Company acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House facilitates cross-border, cross-currency payment transactions. While the Company continues to pursue further international expansion of its offerings in this segment, the segment’s revenue was primarily generated in the United States during all periods presented.

All businesses that have not been classified into the consumer-to-consumer or global business payments segments are reported as “Other” and primarily include the Company’s money order services business. Prior to October 1, 2009, the Company’s money orders were issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at retail locations primarily in the United States and Canada. Effective October 1, 2009, the Company assumed the responsibility for issuing money orders.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. As of December 31, 2009, the amount of net assets subject to these limitations totaled approximately $190 million.

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

Spin-off from First Data

On January 26, 2006, the First Data Board of Directors announced its intention to pursue the distribution of 100% of its money transfer and consumer payments business and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the “Separation” or “Spin-off”). Effective on September 29, 2006, First Data completed the separation and the distribution of these businesses by distributing The Western Union Company common stock to First Data shareholders (the “Distribution”). Prior to the Distribution, the Company had been a segment of First Data.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

As of December 31, 2009, 2008 and 2007, there were 37.5 million, 8.0 million and 10.4 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. During the year ended December 31, 2009, the average market price of the Company’s common stock was lower than the exercise price for most of its outstanding options, resulting in higher anti-dilutive shares than in the comparable prior periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Basic weighted-average shares outstanding	698.9	730.1	760.2
Common stock equivalents	2.1	8.1	12.7

Diluted weighted-average shares outstanding	701.0	738.2	772.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

The Company determines the fair values of its assets and liabilities that are recognized or disclosed at fair value in accordance with the hierarchy described below. The fair values of the assets and liabilities held in the Company’s defined benefit plan trust (“Trust”) are recognized or disclosed utilizing the same hierarchy. The following three levels of inputs may be used to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Western Union utilizes pricing services to value its Level 2 financial instruments. For most of these assets, the Company utilizes pricing services that use multiple prices as inputs to determine daily market values. In addition, the Trust has other investments that fall within Level 2 that are valued at net asset value which is not quoted on an active market, however, the unit price is based on underlying investments which are traded on an active market.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation. The Company has Level 3 assets that are recognized and disclosed at fair value on a non-recurring basis related to the Company’s business combinations, where the values of the intangible assets and goodwill acquired in a purchase are derived utilizing one of the three recognized approaches: the market approach, the income approach or the cost approach.

Except as it pertains to an investment redemption discussed in Note 9, carrying amounts for many Western Union financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables, settlement obligations, borrowings under the commercial paper program and other short-term notes payable, approximate fair value due to their short maturities. Investment securities, included in settlement assets, and derivative financial instruments are carried at fair value and included in Note 8, “Fair Value Measurements.” Fixed rate notes are carried at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 14. The fair values of fixed rate notes are also disclosed in Note 15 and are based on market quotations. For more information on the fair value of financial instruments see Note 8, “Fair Value Measurements.”

The fair values of non-financial assets and liabilities related to the Company’s business combinations are disclosed in Note 3. The fair values of financial assets and liabilities related to the Trust are disclosed in Note 11.

Business Combinations

The Company accounts for all business combinations where control over another entity is obtained using the acquisition method of accounting, which requires that most assets (both tangible and intangible), liabilities (including contingent consideration), and remaining noncontrolling interests be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and existing book value. Results of operations

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the acquired company are included in the Company’s results from the date of the acquisition forward and includes amortization expense arising from acquired intangible assets. Effective January 1, 2009, the Company expenses all costs as incurred related to or involved with an acquisition in “Selling, general and administrative” expenses. Previously, such amounts were capitalized as part of the acquisition.

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

Allowance for Doubtful Accounts

Western Union records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $33.7 million and $21.6 million at December 31, 2009 and 2008, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2009, 2008 and 2007, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $36.2 million, $26.6 million and $23.5 million, respectively.

Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. Western Union records corresponding settlement obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from and payable to businesses for the value of customer cross-currency payment transactions related to the global business payments segment.

Settlement assets consist of cash and cash equivalents, receivables from selling agents and business-to-business customers and investment securities. Cash received by Western Union agents generally becomes available to Western Union within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. Receivables from selling agents represent funds collected by such agents, but in transit to Western Union. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. In addition, Western Union performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from business-to-business customers arise from cross-currency payment transactions in the global business payments segment. Receivables (for currency to be received) and payables (for the cross-currency payments to be made) are recognized at trade date for these transactions. The credit risk arising from these spot foreign currency exchange contracts is largely mitigated, as in most cases Custom House requires the receipt of funds from customers before releasing the associated cross-currency payment.

Settlement obligations consist of money transfer, money order and payment service payables and payables to agents. Money transfer payables represent amounts to be paid to transferees when they request their funds. Money order payables represent amounts not yet presented for payment. Most agents typically settle with

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transferees first and then obtain reimbursement from Western Union. Payment service payables represent amounts to be paid to utility companies, auto finance companies, mortgage servicers, financial service providers, government agencies and others. Due to the agent funding and settlement process, payables to agents represent amounts due to agents for money transfers that have been settled with transferees.

In 2009, the Company’s settlement assets and obligations include assets and obligations transferred as a result of the Company assuming the money order assets and obligations previously held by IPS. See Note 7 for information concerning the Company’s investment securities.

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2009	2008

Settlement assets:
Cash and cash equivalents	$161.9	$42.3
Receivables from selling agents and business-to-business customers	1,004.4	759.6
Investment securities	1,222.8	405.6

	$2,389.1	$1,207.5

Settlement obligations:
Money transfer, money order and payment service payables	$1,954.8	$799.5
Payables to agents	434.3	408.0

	$2,389.1	$1,207.5

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the lesser of the estimated life of the related assets (generally three to 10 years for equipment, furniture and fixtures, and 30 years for buildings) or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred.

Property and equipment consisted of the following (in millions):

	December 31,
	2009	2008

Equipment	$368.5	$319.2
Leasehold improvements	50.0	38.9
Furniture and fixtures	28.1	25.2
Land and improvements	16.9	16.9
Buildings	75.2	74.8
Projects in process	1.0	1.3

	539.7	476.3
Less accumulated depreciation	(335.4)	(284.0)

Property and equipment, net	$204.3	$192.3

Amounts charged to expense for depreciation of property and equipment were $55.9 million, $61.7 million and $49.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Customer Set Up Costs

The Company capitalizes direct incremental costs not to exceed related deferred revenues associated with the enrollment of customers in the Equity Accelerator program, a service that allows consumers to make mortgage payments based on a customized payment program. Deferred customer set up costs, included in “Other assets” in the Consolidated Balance Sheets, are amortized to “Cost of services” in the Consolidated Statements of Income over the length of the customer’s expected participation in the program, generally five to seven years. Actual customer attrition data is assessed at least annually and the amortization period is adjusted prospectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company’s annual goodwill impairment test did not identify any goodwill impairment during the years ended December 31, 2009, 2008 and 2007.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), acquired contracts and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in “Cost of services” in the Consolidated Statements of Income is amortization expense of approximately $98.3 million, $82.3 million and $74.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company capitalizes initial payments for new and renewed agent contracts to the extent recoverable through future operations or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract.

Acquired contracts include customer and contractual relationships and networks of subagents that are recognized in connection with our acquisitions.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of other intangible assets (in millions):

	December 31, 2009			December 31, 2008
	Weighted-
	Average
	Amortization		Net of		Net of
	Period	Initial	Accumulated	Initial	Accumulated
	(in years)	Cost	Amortization	Cost	Amortization

Capitalized contract costs	6.6	$331.0	$189.7	$316.2	$213.2
Acquired contracts	11.2	250.0	205.5	78.1	49.4
Purchased or acquired software	3.4	102.7	35.5	74.8	22.2
Developed software	4.3	78.1	11.0	77.1	14.1
Acquired trademarks	24.5	42.7	35.6	43.7	38.2
Projects in process	3.3	6.0	6.0	8.6	8.6
Other intangibles	5.9	34.1	5.9	28.6	4.9

Total other intangible assets	8.2	$844.6	$489.2	$627.1	$350.6

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2009 is expected to be $107.6 million in 2010, $89.1 million in 2011, $61.6 million in 2012, $44.7 million in 2013, $38.1 million in 2014 and $148.1 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. Western Union did not record any impairment related to other intangible assets during the years ended December 31, 2009, 2008 and 2007.

Revenue Recognition

The Company’s revenues are primarily derived from consumer money transfer transaction fees that are based on the principal amount of the money transfer and the locations from and to which funds are transferred. The Company also offers several global business payments services, including payments from consumers or businesses to other businesses. Transaction fees are set by the Company and recorded as revenue at the time of sale.

In certain consumer money transfer and global business payments transactions involving different currencies, the Company generates revenue based on the difference between the exchange rate set by the Company to the customer and the rate at which the Company or its agents are able to acquire currency. This foreign exchange revenue is recorded at the time the related consumer money transfer transaction fee revenue is recognized or at the time a customer initiates a transaction through the Company’s cross-border, cross-currency international business-to-business payment service operations.

The Company’s Equity Accelerator service generally requires a consumer to pay an upfront enrollment fee to participate in this mortgage payment service. These enrollment fees are deferred and recognized into income over the length of the customer’s expected participation in the program, generally five to seven years. Actual customer attrition data is assessed at least annually and the period over which revenue is recognized is adjusted prospectively. Many factors impact the duration of the expected customer relationship, including interest rates, refinance activity and trends in consumer behavior.

Cost of Services

Cost of services primarily consists of agent commissions and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel,

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services.

Advertising Costs

Advertising costs are charged to operating expenses as incurred or at the time the advertising first takes place. Advertising costs for the years ended December 31, 2009, 2008 and 2007 were $201.4 million, $247.1 million and $264.2 million, respectively.

Income Taxes

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

The Company recognizes the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Foreign Currency Translation

The United States dollar is the functional currency for all of Western Union’s businesses except global business payments subsidiaries located primarily in Canada and South America. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those entities for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these entities are included as a component of “Accumulated other comprehensive loss.” Foreign currency denominated monetary assets and liabilities of operations in which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period and are recognized in operations. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

Derivatives

Western Union utilizes derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency business-to-business payments by writing derivatives to customers and entering into offsetting derivatives with established financial institution counterparties, or by holding sufficient foreign currency cash balances to cover those transactions. The Company recognizes all derivatives in the “Other assets” and “Other liabilities” captions in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

•	Cash Flow hedges—Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss.” Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as, from time to time, hedges of anticipated fixed rate debt issuances. Derivative fair value changes that are captured in “Accumulated other

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive loss” are reclassified to earnings in the same period or periods the hedged item affects earnings. The portion of the change in fair value that is excluded from the measure of effectiveness is recognized immediately in “Derivative (losses)/gains, net.”

•	Fair Value hedges—Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt are recorded in interest expense. The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in interest expense.

•	Undesignated—Derivative contracts entered into to reduce the variability related to (a) money transfer settlement assets and obligations, generally with maturities of a few days up to one month, and (b) certain money transfer related foreign currency denominated cash positions and intercompany loans, generally with maturities of less than one year, are not designated as hedges for accounting purposes and changes in their fair value are included in “Selling, general and administrative.” Subsequent to the acquisition of Custom House, the Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency business-to-business payments operations. These contracts have durations generally of nine months or less. The Company aggregates its foreign exchange exposures in its Custom House business, including the exposure generated by the derivative contracts it writes to its customers as part of its cross-currency payments business, and typically hedges the net exposure through offsetting contracts with established financial institution counterparties. To mitigate credit risk, the Company performs credit reviews of the customer on an ongoing basis. The changes in fair value related to these contracts are recorded in “Foreign exchange revenue.”

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

Stock-Based Compensation

The Company currently has a stock-based compensation plan that provides for the granting of Western Union stock options, restricted stock awards and restricted stock units to employees who perform services for the Company. In addition, the Company has a stock-based compensation plan that provides for grants of Western Union stock options and stock unit awards to non-employee directors of the Company. Prior to the Spin-off, employees of Western Union participated in First Data’s stock-based compensation plans.

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

Restructuring and Related Expenses

The Company records severance-related expenses once they are both probable and estimable related to severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are generally recognized when the liability is incurred. Costs arising under the Company’s defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are recognized in earnings when it is probable and reasonably estimable. The

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company also evaluates impairment issues associated with restructuring activities when the carrying amount of the assets may not be fully recoverable. Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of the Company’s IT infrastructure; other expenses related to relocation of various operations to existing Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. Also included in facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation and amortization. For more information on the Company’s restructuring and related expenses see Note 4, “Restructuring and Related Expenses.”

New Accounting Pronouncements

On January 1, 2010, the Company adopted new accounting requirements for the consolidation of variable interest entities. Variable interest entities are those entities that require additional financial support beyond that provided by traditional equity holders. The new consolidation guidance will require consideration of whether the Company has the power to direct the activities that most significantly impact each entities’ economic performance. The Company has not yet completed its assessment of this guidance; however, the impact of adopting these new requirements is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

3.	Acquisitions

Custom House, Ltd.

On September 1, 2009, the Company acquired Canada-based Custom House, a provider of international business-to-business payment services, for $371.0 million. The acquisition of Custom House has allowed the Company to enter the international business-to-business payments market. Custom House facilitates cross-border, cross-currency payment transactions. These payment transactions are conducted through various channels including the telephone and internet. The significant majority of Custom House’s revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In addition, this business writes foreign currency forward and option contracts for their customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. The results of operations for Custom House have been included in the Company’s consolidated financial statements from the date of acquisition, September 1, 2009.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the assets and liabilities of Custom House at fair value, excluding the deferred tax liability. The following table summarizes the preliminary allocation of purchase price:

Assets:
Cash acquired	$2.5
Settlement assets	152.5
Property and equipment	6.7
Goodwill	272.2
Other intangible assets	118.1
Other assets	78.1

Total assets	$630.1

Liabilities:
Accounts payable and accrued liabilities	$23.5
Settlement obligations	152.5
Deferred tax liability, net	31.9
Other liabilities	51.2

Total liabilities	259.1

Total consideration, including cash acquired	$371.0

The valuation of assets acquired resulted in $118.1 million of identifiable intangible assets, $99.8 million of which were attributable to customer and other contractual relationships and were valued using an income approach and $18.3 million of other intangibles, which were valued using both income and cost approaches. These fair values were derived using primarily unobservable Level 3 inputs which require significant management judgment and estimation. For the remaining assets and liabilities, fair value approximated carrying value. The intangible assets related to customer and other contractual relationships are being amortized over 10 to 12 years. The remaining intangibles are being amortized over three to five years. The goodwill recognized of $272.2 million is attributable to the projected long-term business growth in current and new markets and an assembled workforce. All goodwill relates entirely to the global business payments segment. The preliminary assessment of goodwill expected to be deductible for United States income tax purposes is approximately $225.1 million. The net deferred tax liability of $31.9 million and the resulting impacts on goodwill are preliminary and will be completed once the Company finalizes its tax review for this acquisition. In addition, the Company is finalizing its analysis of the accounts associated with working capital and settlement, which may also result in an adjustment to goodwill.

FEXCO

On February 24, 2009, the Company acquired the money transfer business of European-based FEXCO, one of the Company’s largest agents providing services in a number of European countries, primarily the United Kingdom, Spain, Sweden and Ireland. The acquisition of FEXCO’s money transfer business has assisted the Company in the implementation of the Payment Services Directive (“PSD”) in the European Union by providing an initial operating infrastructure. The PSD has allowed the Company to operate under a single license in the 27 European Union countries and, in those European Union countries where the Company has been limited to working with banks, post-banks and foreign exchange houses, to expand its network to additional types of businesses. The acquisition does not impact the Company’s revenue, because the Company was already recording 100% of the revenue arising from money transfers originating at FEXCO’s locations. As of the acquisition date, the Company no longer incurs commission costs for transactions related to FEXCO; rather, the Company now pays commissions directly to former FEXCO subagents, resulting in lower overall

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commission expense. The Company’s operating expenses include costs attributable to FEXCO’s operations subsequent to the acquisition date.

Prior to the acquisition, the Company held a 24.65% interest in FEXCO Group Holdings (“FEXCO Group”), which was a holding company for both the money transfer business as well as various unrelated businesses. The Company surrendered its 24.65% interest in FEXCO Group as non-cash consideration, which had an estimated fair value of $86.2 million on the acquisition date, and paid €123.1 million ($157.4 million) as additional consideration for 100% of the common shares of the money transfer business, resulting in a total purchase price of $243.6 million. The Company recognized no gain or loss in connection with the disposition of its equity interest in the FEXCO Group, because its estimated fair value approximated its carrying value. The Company recorded the assets and liabilities of FEXCO at fair value, excluding the deferred tax liability. The following table summarizes the allocation of purchase price for this acquisition:

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

The valuation of assets acquired resulted in $74.9 million of identifiable intangible assets, $64.8 million of which were attributable to the network of subagents, which were valued using an income approach, and $10.1 million relating to other intangibles, which were valued using both income and cost approaches. These fair values, along with the fair value of the Company’s 24.65% interest in FEXCO Group, were derived using primarily unobservable Level 3 inputs which require significant management judgment and estimation. For the remaining assets and liabilities, fair value approximated carrying value. The subagent network intangible assets are being amortized over 10 to 15 years. The remaining intangibles are being amortized over two to three years. The goodwill recognized of $190.6 million is attributable to growth opportunities that will arise from the Company directly managing its agent relationships through a dedicated sales force, expected synergies, projected long-term business growth and an assembled workforce. All goodwill relates entirely to the consumer-to-consumer segment and $91.1 million is expected to be deductible for income tax purposes.

Other acquisitions

In December 2008, the Company acquired 80% of its existing money transfer agent in Peru for a purchase price of $35.0 million. The aggregate consideration paid was $29.7 million, net of a holdback reserve of $3.0 million. The Company acquired cash of $2.3 million as part of the acquisition. In 2009, $1.0 million of the holdback reserve was paid and the remainder is scheduled to be paid in annual $1.0 million increments

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in December 2010 and 2011, subject to the terms of the agreement. The results of operations of the acquiree have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price allocation resulted in $10.1 million of identifiable intangible assets, a significant portion of which were attributable to the network of subagents acquired by the Company. The identifiable intangible assets are being amortized over three to 10 years and goodwill of $27.1 million was recorded, most of which is expected to be deductible for income tax purposes. In addition, the Company has the option to acquire the remaining 20% of the money transfer agent and the money transfer agent has the option to sell the remaining 20% to the Company within 12 months after December 2013 at fair value.

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

In October 2007, the Company entered into agreements totaling $18.3 million to convert its non-participating interest in an agent in Singapore to a fully participating 49% equity interest and to extend the agent relationship at more favorable commission rates to Western Union. As a result, the Company earns a pro-rata share of profits and has enhanced voting rights. The Company also has the right to add additional agent relationships in Singapore. In addition, in October 2007, the Company completed an agreement to acquire a 25% ownership interest in an agent in Jamaica and to extend the term of the agent relationship for $29.0 million. The aggregate consideration paid resulted in $20.2 million of identifiable intangible assets for these two investments, including capitalized contract costs, which are being amortized over seven to 10 years. Western Union’s investments in these agents are accounted for under the equity method of accounting.

The following table presents changes to goodwill for the years ended December 31, 2009 and 2008 (in millions):

	Consumer-to-	Global Business
	Consumer	Payments	Other	Total

January 1, 2008 balance	$1,389.0	$235.9	$14.6	$1,639.5
Acquisitions	39.0	—	—	39.0
Purchase price adjustments	(1.0)	—	—	(1.0)
Currency translation	—	(3.2)	(0.1)	(3.3)

December 31, 2008 balance	$1,427.0	$232.7	$14.5	$1,674.2
Acquisitions	190.6	272.2	—	462.8
Purchase price adjustments	2.3	—	—	2.3
Currency translation	—	4.3	(0.2)	4.1

December 31, 2009 balance	$1,619.9	$509.2	$14.3	$2,143.4

4.	Restructuring and Related Expenses

Missouri and Texas Closures

During 2008, the Company closed substantially all of its facilities in Missouri and Texas and did not renew the Company’s collective bargaining agreement with the unionized workers employed at these locations.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company incurred cumulative total expenses of $46.3 million comprised of $13.1 million, $7.3 million, $7.8 million and $18.1 million in severance and other employee related costs, asset write-offs and incremental depreciation, lease terminations and other restructuring expenses, respectively, through December 31, 2008. No additional restructuring and related expenses were incurred in the year ended December 31, 2009.

Other Reorganizations

Also during 2008, in addition to the Missouri and Texas closures, the Company restructured some of its operations and relocated or eliminated certain shared service and call center positions. The relocated positions were moved to the Company’s existing facilities or outsourced service providers in 2008.

The Company incurred cumulative total expenses of $36.6 million comprised of $31.2 million, $0.6 million and $4.8 million in severance and other employee related costs, asset write-offs and incremental depreciation and other restructuring expenses, respectively, through December 31, 2008. No additional restructuring and related expenses were incurred in the year ended December 31, 2009.

Total Plans

At December 31, 2008, the Company had a restructuring accrual of $25.8 million related to these plans, of which $24.8 million represented an accrual for severance and employee related expenses. During 2009, substantially all of the accruals were paid resulting in a remaining restructuring accrual which was immaterial at December 31, 2009. The Company did not incur any material restructuring and related expenses in the year ended December 31, 2009. Restructuring and related expenses were reflected in the Consolidated Statement of Income for the year ended December 31, 2008 as follows (in millions):

Year Ended
December 31, 2008

Cost of services	$62.8
Selling, general and administrative	20.1

Total restructuring and related expenses, pre-tax	$82.9

Total restructuring and related expenses, net of tax	$51.6

While these items were identifiable to the Company’s segments, these expenses were excluded from the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. Of the Company’s total restructuring and related expenses of $82.9 million, $56.1 million, $23.4 million and $3.4 million are attributable to the Company’s consumer-to-consumer, global business payments and other segments, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2009, 2008 and 2007 totaled $203.2 million, $305.9 million and $256.6 million, respectively. For those agents where an ownership interest was acquired during 2007, only amounts paid subsequent to the investment date have been reflected as a related party transaction. Commission expense recognized for FEXCO prior to February 24, 2009, the date of the acquisition (see Note 3), was considered a related party transaction.

In July 2009, the Company appointed a director who is also a director for a company holding significant investments in two of the Company’s existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $54.2 million for the year ended December 31, 2009 related to these agents.

6.	Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had $88.0 million in outstanding letters of credit and bank guarantees at December 31, 2009 with expiration dates through 2015, certain of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

During the year ended December 31, 2009, the Company recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. On February 11, 2010, the Company signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, the Company expects to make certain investments in its compliance programs along the United States and Mexico border and to engage a monitor of that program, which are expected to cost up to $23 million over the next two to four years. While the $71.0 million in charges were identifiable to the Company’s consumer-to-consumer segment, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

The United States Department of Justice served one of our subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers from the United States to the Dominican Republic during the last several years. The Company is cooperating fully with the DOJ investigation. Due to the stage of the DOJ investigation, the Company is unable to predict the outcome of the investigation or the possible loss or range of loss, if any, associated with the resolution of any charges that may be brought against the Company.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2007, the Company initiated litigation against MoneyGram Payment Systems, Inc. (“MoneyGram”) for infringement of the Company’s Money Transfer by Phone patents by MoneyGram’s FormFree service. On September 24, 2009, a jury found that MoneyGram was liable for patent infringement and awarded the Company $16.5 million in damages. This case is on appeal to the United States Court of Appeals for the Federal Circuit. In accordance with its policies, the Company does not recognize gain contingencies in earnings until realization and collectability are assured and, therefore, due to MoneyGram’s challenges to the verdict, the Company has not recognized any amounts in its Consolidated Statement of Income through December 31, 2009.

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

Investment securities, classified within “Settlement assets” in the Consolidated Balance Sheets, consist primarily of high-quality state and municipal debt obligations. Substantially all of the Company’s investment securities were marketable securities during the periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. Western Union does not hold investment securities for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments and through investment diversification. At December 31, 2009, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Effective October 1, 2009 (the “Transition Date”), in accordance with the agreement signed on July 18, 2008, IPS, a subsidiary of First Data, assigned and transferred to the Company certain operating assets used by IPS to issue Western Union branded money orders and approximately $860 million of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, the Company assumed IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders, and terminated the existing agreement whereby IPS paid Western Union a fixed return of 5.5% on the outstanding money order balances. Following the Transition Date, Western Union invested the cash received from IPS in high-quality, investment grade securities, primarily tax exempt United States state and municipal securities, in accordance with applicable regulations, which are the same as those currently governing the investment of the Company’s United States originated money transfer principal. Prior to the Transition Date, the Company had entered into interest rate swaps on certain of its fixed rate notes to reduce its exposure to fluctuations in interest rates. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from the interest rate swaps, the Company estimates that it should be able to retain, subsequent to the Transition Date, a materially comparable after-tax rate of return through 2011 as it was receiving under its agreement with IPS. Refer to Note 14 for additional information on the interest rate swaps.

Subsequent to the Transition Date, all revenue generated from the investment portfolio is being retained by the Company. IPS continues to provide the Company with clearing services necessary for payment of the money orders in exchange for the payment by the Company to IPS of a per-item processing fee. The Company

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no longer provides to IPS the services required under the original money order agreement or receives from IPS the fee for such services.

In 2008, the Company began increasing its investment levels in various state and municipal variable rate demand note securities which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but that have varying maturities through 2048. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. As a result, this has increased the frequency of purchases and proceeds received by the Company.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2009, 2008 and 2007 were $8.4 billion, $2.8 billion and $0.2 billion, respectively.

Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Factors that could indicate an impairment exists include, but are not limited to: earnings performance, changes in credit rating or adverse changes in the regulatory or economic environment of the asset. If potential impairment exists, the Company assesses whether it has the intent to sell the debt security, more likely than not will be required to sell the debt security before its anticipated recovery or expects that some of the contractual cash flows will not be received. The Company had no material other-than-temporary impairments during the periods presented.

The components of investment securities, all of which are classified as available-for-sale, are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2009	Cost	Value	Gains	Losses	Gains/(Losses)

State and municipal obligations (a)	$686.4	$696.4	$10.6	$(0.6)	$10.0
State and municipal variable rate demand notes	513.8	513.8	—	—	—
Corporate debt securities	12.2	12.4	0.2	—	0.2
Other	0.1	0.2	0.1	—	0.1

	$1,212.5	$1,222.8	$10.9	$(0.6)	$10.3

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2008	Cost	Value	Gains	Losses	Gains/(Losses)

State and municipal obligations (a)	$192.4	$194.0	$2.5	$(0.9)	$1.6
State and municipal variable rate demand notes	207.7	207.7	—	—	—
Other	4.0	3.9	—	(0.1)	(0.1)

	$404.1	$405.6	$2.5	$(1.0)	$1.5

(a)	The majority of these securities are fixed rate instruments.

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2009 and 2008.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes contractual maturities of investment securities as of December 31, 2009 (in millions):

	Amortized	Fair
	Cost	Value

Due within 1 year	$76.5	$76.6
Due after 1 year through 5 years	597.9	605.9
Due after 5 years through 10 years	68.8	70.8
Due after 10 years	469.3	469.5

	$1,212.5	$1,222.8

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $22.1 million, $27.4 million and $452.4 million are included in the “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

8.	Fair Value Measurements

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

The following table reflects assets and liabilities that were measured and carried at fair value on a recurring basis as of December 31, 2009 (in millions):

	Fair Value Measurement Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value

Assets:
State and municipal obligations	$—	$696.4	$—	$696.4
State and municipal variable rate demand notes	—	513.8	—	513.8
Corporate debt securities	—	12.4	—	12.4
Other	0.2	—	—	0.2
Derivatives	—	109.4	0.5	109.9

Total assets	$0.2	$1,332.0	$0.5	$1,332.7

Liabilities:
Derivatives	$—	$80.6	$—	$80.6

Total liabilities	$—	$80.6	$—	$80.6

The Level 3 assets above represent an immaterial portion of the derivatives portfolio related to the Custom House acquisition for which credit judgments are deemed to be a significant input to the determination of fair value.

No non-recurring fair value adjustments were recorded during the year ended December 31, 2009, except those associated with the acquisitions as disclosed in Note 3, “Acquisitions.”

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Fair Value Measurements

The carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company’s borrowings had a carrying value and fair value of $3,048.5 million and $3,211.3 million, respectively, at December 31, 2009 and had a carrying value and fair value of $3,143.5 million and $2,846.7 million, respectively, at December 31, 2008 (see Note 15).

The fair value of the assets in the Trust, which holds the assets for the Company’s defined benefit plans, are disclosed in Note 11, “Employee Benefit Plans.”

9.	Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2009	2008

Other assets:
Derivatives	$109.9	$116.8
Equity method investments	87.4	213.1
Other receivables	63.4	33.2
Amounts advanced to agents, net of discounts	37.5	69.3
Receivable for securities sold	30.6	298.1
Deferred customer set up costs	26.1	34.6
Receivables from First Data	24.8	26.3
Prepaid expenses	21.7	23.6
Debt issue costs	12.3	14.0
Accounts receivable, net	12.1	19.8
Other	16.4	9.3

Total other assets	$442.2	$858.1

Other liabilities:
Pension obligations	$124.2	$107.1
Derivatives	80.6	10.8
Deferred revenue	45.4	59.4
Other	23.0	20.7

Total other liabilities	$273.2	$198.0

Receivable for securities sold

On September 15, 2008, Western Union requested redemption of its shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. Western Union included the value of the receivable in “Other assets” in the Consolidated Balance Sheets. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that the Company’s redemption trades would be honored at a $1.00 per share net asset value. In 2009, the Company received partial distributions totaling $255.5 million from the Fund. The Company continues to vigorously pursue collection of the remaining balance and believes it has a right to full payment of the remaining amount based on the written and verbal representations from the Manager and the Company’s legal position. However, given the increased uncertainty surrounding the numerous third-party legal

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims associated with the Fund, the Company reserved $12 million representing the estimated impact of a pro-rata distribution of the Fund during 2009. As of December 31, 2009, the Company had a remaining receivable balance of $30.6 million, net of the related reserve. If further deterioration occurs in the underlying assets in the Fund, or if the Fund incurs significant legal and/or administrative costs during the distribution process, the Company may record additional reserves related to the remaining receivable balance, which could negatively affect its financial position, results of operations and cash flows.

Amounts advanced to agents, net of discounts

From time to time, the Company makes advances and loans to agents. In 2006, the Company signed a six year agreement with one of its existing agents which included a four year loan of $140.0 million to the agent. The remaining loan receivable balance at December 31, 2009 was $16.9 million, which was fully repaid in January 2010. At December 31, 2008, the note had a receivable balance of $47.0 million, net of a discount of $3.0 million, which represented imputed interest on this below-market rate note receivable. Other advances and loans outstanding as of December 31, 2009 and 2008 were $20.6 million and $22.3 million, respectively.

10.	Income Taxes

The components of pretax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Components of pretax income:
Domestic	$249.7	$416.3	$529.3
Foreign	881.8	822.4	693.1

	$1,131.5	$1,238.7	$1,222.4

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Federal	$217.3	$234.8	$287.7
State and local	28.0	30.3	26.3
Foreign	37.4	54.6	51.1

	$282.7	$319.7	$365.1

Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company’s foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pretax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	1.5%	1.3%	1.7%
Foreign rate differential	(12.5)%	(11.4)%	(7.7)%
Other	1.0%	0.9%	0.9%

Effective tax rate	25.0%	25.8%	29.9%

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Western Union’s provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$235.8	$219.6	$284.9
State and local	26.0	34.5	25.5
Foreign	41.8	49.7	50.5

Total current taxes	303.6	303.8	360.9
Deferred:
Federal	(18.5)	15.2	2.8
State and local	2.0	(4.2)	0.8
Foreign	(4.4)	4.9	0.6

Total deferred taxes	(20.9)	15.9	4.2

	$282.7	$319.7	$365.1

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of Western Union’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2009	2008

Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$91.0	$45.4
Pension obligations	43.5	39.5
Deferred revenue	3.6	3.1
Other	10.7	6.8

Total deferred tax assets	148.8	94.8

Deferred tax liabilities related to:
Intangibles, property and equipment	416.7	349.0
Other	1.0	15.9

Total deferred tax liabilities	417.7	364.9

Net deferred tax liability	$268.9	$270.1

Uncertain Tax Positions

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to its international operations, which were restructured in 2003. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

The Company adopted an accounting standard relating to the accounting for and disclosure of uncertain tax positions on January 1, 2007. The cumulative effect of applying this standard resulted in a reduction of $0.6 million to the January 1, 2007 balance of retained earnings.

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

	2009	2008

Balance at January 1,	$361.2	$251.4
Increases—positions taken in current period (a)	124.3	93.8
Increases—positions taken in prior periods (b)	0.4	28.4
Decreases—positions taken in prior periods	—	(7.9)
Decreases—settlements with taxing authorities	(4.4)	(0.2)
Decreases—lapse of applicable statute of limitations	(4.3)	(4.3)

Balance at December 31,	$477.2	$361.2

(a)	Includes recurring accruals for issues which initially arose in previous periods.

(b)	Changes to positions taken in prior periods relate to changes in estimates used to calculate prior period unrecognized tax benefits.

A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $468.6 million and $352.4 million as of December 31, 2009 and 2008, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Consolidated Balance Sheets. The Company recognized $11.0 million, $11.6 million and $13.5 million in interest and penalties during the years ended December 31, 2009, 2008 and 2007, respectively. The Company has accrued $45.5 million and $35.8 million for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

Subject to the matter referenced in the paragraph below, the Company has identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the years ended December 31, 2009 and 2008 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. The United States Internal Revenue Service (“IRS”) has issued a report of the results of its examination of the United States federal consolidated income tax return of First Data for 2002, and the Company believes that the resolution of the adjustments that affect the Company proposed in the report will not result in a material change to the Company’s financial position. In addition, the IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of December 31, 2009, interest on the alleged amounts due for unagreed adjustments would be approximately $30 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, the Company filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. The Company believes its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, the Company’s tax provision related to 2003 and later years would materially increase. The IRS has now commenced an examination of the United States federal consolidated income tax returns of First Data that cover the Company’s 2005 and pre-spin-off 2006 taxable periods and also has commenced an examination of the Company’s federal consolidated income tax return for the post-spin-off 2006 period. The Irish income tax returns of certain subsidiaries for the years 2005 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At December 31, 2009, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $2.0 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.	Employee Benefit Plans

Defined Contribution Plans

The Western Union Company Incentive Savings Plan (“401(k)”) covers eligible employees on the United States payroll of Western Union. Employees who make voluntary contributions to this plan receive up to a 4% Western Union matching contribution. All matching contributions are immediately 100% vested.

On September 30, 2009, the Company merged its defined contribution plan covering its former union employees and transferred the plan assets into the 401(k).

The Company administers more than 20 defined contribution plans in various countries globally on behalf of approximately 1,000 employee participants as of December 31, 2009. Such plans have vesting and employer contribution provisions that vary by country.

In addition, Western Union sponsors a non-qualified deferred compensation plan for a select group of highly compensated employees. The plan provides tax-deferred contributions, matching and the restoration of Company matching contributions otherwise limited under the 401(k).

The aggregate amount charged to expense in connection with all of the above plans was $11.2 million, $12.5 million and $11.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Defined Benefit Plans

The Company has two frozen defined benefit pension plans (“Plans”) for which it had a recorded unfunded pension obligation of $124.2 million as of December 31, 2009, included in “Other liabilities” in the Consolidated Balance Sheets. Due to the closure of one of its facilities in Missouri (see Note 4) and a recent agreement with the Pension Benefit Guaranty Corporation, the Company funded $4.1 million into one of its subsidiary’s pension plans during 2009. No contributions were made to these plans by Western Union during the years ended December 31, 2008 and 2007. Pursuant to final guidance issued by the IRS in September 2009, the Company made certain interest rate elections under the Pension Protection Act which will require it to fund approximately $15 million to the plans in 2010, which is less than was previously anticipated. In addition, the Company may make a discretionary contribution of up to approximately $10 million for a total contribution of $25 million to the plans in 2010.

In connection with the adoption of an accounting standard, effective January 1, 2008, the Company changed its plan measurement date to December 31. In connection with the Company’s change in measurement date, the Company prepared a 15-month projection of net periodic benefit income for the period from October 1, 2007 through December 31, 2008. The pro-rated portion of net periodic benefit income of $0.1 million for the period from October 1, 2007 through December 31, 2007 was reflected as an increase to “Retained earnings” on January 1, 2008.

The Company recognizes the funded status of its pension plans in its Consolidated Balance Sheets with a corresponding adjustment to “Accumulated other comprehensive loss,” net of tax.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the pension plans’ projected benefit obligations, fair value of assets and the funded status (in millions):

	2009	2008

Change in projected benefit obligation
Projected benefit obligation at January 1, 2009 and October 1, 2007	$398.8	$426.0
Measurement date adjustment (a)	—	6.1
Interest costs	23.6	24.4
Actuarial loss/(gain)	21.1	(5.6)
Benefits paid	(43.4)	(54.9)
Employee termination benefits	—	2.8

Projected benefit obligation at December 31,	$400.1	$398.8

Change in plan assets
Fair value of plan assets at January 1,	$291.7	$398.4
Actual return on plan assets	23.5	(51.8)
Benefits paid	(43.4)	(54.9)
Company contributions	4.1	—

Fair value of plan assets at December 31,	275.9	291.7

Funded status of the plan at December 31,	$(124.2)	$(107.1)

Accumulated benefit obligation at December 31,	$400.1	$398.8

(a)	Represents the adjustment to retained earnings of $0.1 million for the period from October 1, 2007 through December 31, 2007. This adjustment consists of interest costs of $6.1 million, offset by $6.2 million which represents the expected return on plan assets less amortization of the actuarial loss.

Differences in expected returns on plan assets estimated at the beginning of the year versus actual returns, and assumptions used to estimate the beginning of year projected benefit obligation versus the end of year obligation (principally discount rate and mortality assumptions) are, on a combined basis, considered actuarial gains and losses. Such actuarial gains and losses are recognized as a component of “Comprehensive income” and amortized to income over the average remaining life expectancy of the plan participants. Included in “Accumulated other comprehensive loss” at December 31, 2009 is $6.2 million ($3.9 million, net of tax) of actuarial losses that are expected to be recognized in net periodic pension cost during the year ended December 31, 2010.

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	2009	2008

Accrued benefit liability	$(124.2)	$(107.1)
Accumulated other comprehensive loss (pre-tax)	169.0	150.3

Net amount recognized	$44.8	$43.2

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic benefit cost/(income) for the plans (in millions):

	Year Ended December 31,
	2009	2008	2007

Interest cost	$23.6	$24.4	$24.6
Expected return on plan assets	(24.7)	(27.5)	(28.4)
Amortization of actuarial loss	3.6	2.7	3.6
Employee termination costs	—	2.8	—

Net periodic benefit cost/(income)	$2.5	$2.4	$(0.2)

During 2008, the Company recorded $2.8 million of expense relating to the termination of certain retirement eligible union and management plan participants in connection with the restructuring and related activities disclosed in Note 4.

The accrued loss related to the pension liability included in accumulated other comprehensive loss, net of tax, increased/(decreased) $11.3 million, $46.4 million and ($15.3) million in 2009, 2008 and 2007, respectively. The significant comprehensive loss in 2008 was caused by a decline in the fair value of plan assets, which was primarily attributable to a decrease in the value of the equity securities within the plan asset portfolio.

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation were as follows:

	2009	2008

Discount rate	5.30%	6.26%

The weighted-average rate assumptions used in the measurement of the Company’s net cost/(income) were as follows:

	2009	2008	2007

Discount rate	6.26%	6.02%	5.62%
Expected long-term return on plan assets	7.50%	7.50%	7.50%

Western Union measures the Plan’s obligations and annual expense using assumptions that reflect best estimates and are consistent to the extent that each assumption reflects expectations of future economic conditions. As the bulk of the pension benefits will not be paid for many years, the computation of pension expenses and benefits is based on assumptions about future interest rates and expected rates of return on plan assets. In general, pension obligations are most sensitive to the discount rate assumption, and it is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the plans to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities.

Western Union employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are considered consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is given to diversification, re-balancing and yields anticipated on fixed income securities held. Peer data and historical returns are reviewed to check for reasonableness and appropriateness. The Company then applies this rate against a calculated value for its plan assets. The calculated value recognizes changes in the fair value of plan assets over a five-year period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension plan asset allocation at December 31, 2009 and 2008, and target allocations based on investment policies, were as follows:

	Percentage of Plan Assets
	at Measurement Date
Asset Category	2009	2008

Equity investments	32%	24%
Debt securities	68%	75%
Other	0%	1%

	100%	100%

Target Allocation

Equity investments	25-35%
Debt securities	65-75%

The assets of the Company’s defined benefit plans are managed in a third-party Trust. The investment policy and allocation of the assets in the Trust are overseen by the Company’s Investment Council. Western Union employs a total return investment approach whereby a mix of equities and fixed income investments are used in an effort to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across United States and non-United States stocks, as well as securities deemed to be growth, value, and small and large capitalizations. Other assets, primarily private equity, are used judiciously in an effort to enhance long-term returns while improving portfolio diversification. The Company’s defined benefit plans also include certain derivatives. On behalf of the Plans, investment advisors may enter into futures contracts to manage interest rate risks. These contracts are contractual obligations to buy or sell a United States treasury bond or note at predetermined future dates and prices. Futures are transacted in standardized amounts on regulated exchanges. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The following table reflects investments of the Trust that were measured and carried at fair value as of December 31, 2009 (in millions). For information on how Western Union measures fair value, refer to Note 2, “Summary of Significant Accounting Policies.”

	Fair Value Measurement Using			Total Assets
Asset Category	Level 1	Level 2	Level 3	at Fair Value

Equity investments (a)
Domestic	$5.7	$35.4	$—	$41.1
International	—	43.1	—	43.1
Private equity	—	—	2.0	2.0
Debt securities
Corporate debt (b)	—	119.3	—	119.3
U.S. treasury bonds	46.6	—	—	46.6
U.S. government agencies	—	9.6	—	9.6
Asset-backed	—	8.7	—	8.7
Other bonds	—	2.9	—	2.9

Total investments of the Trust at fair value	$52.3	$219.0	$2.0	$273.3
Other assets (c)				2.6

Total investments of the Trust	$52.3	$219.0	$2.0	$275.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Equity investments include 6% of securities that participate in securities lending.
(b)	Substantially all corporate debt securities are investment grade securities.
(c)	Other assets primarily includes investment related receivables and futures contracts.

The maturities of debt securities at December 31, 2009 range from less than one year to approximately 57 years with a weighted-average maturity of 22 years.

The following table provides a summary of changes in the fair value of the Trust’s Level 3 financial assets for the year ended December 31, 2009, (in millions).

	Asset-backed	Private equity
	securities	securities	Total

Beginning balance, January 1, 2009	$9.8	$2.8	$12.6
Actual return on plan assets:
Relating to assets still held at the reporting date	1.0	(0.8)	0.2
Relating to assets sold during the period	0.2	—	0.2
Net issuances and repayments	(2.3)	—	(2.3)
Transfers out of Level 3 (a)	(8.7)	—	(8.7)

Ending balance, December 31, 2009	$—	$2.0	$2.0

(a)	Market liquidity for these assets has significantly improved since 2008 resulting in improved price transparency.

The estimated future benefit payments are expected to be $42.3 million in 2010, $41.0 million in 2011, $39.7 million in 2012, $38.3 million in 2013, $36.8 million in 2014 and $159.7 million in 2015 through 2019.

12.	Operating Lease Commitments

Western Union leases certain real properties for use as customer service centers and administrative and sales offices. Western Union also leases data communications terminals, computers and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $34.0 million, $39.7 million and $31.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the minimum aggregate rental commitments under all noncancelable operating leases, net of sublease income commitments aggregating $3.4 million through 2014, were as follows (in millions):

Year Ending December 31,

2010	$28.3
2011	21.5
2012	15.8
2013	12.0
2014	10.6
Thereafter	19.5

Total future minimum lease payments	$107.7

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Stockholders’ Equity

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

Unrealized gains and losses on investment securities that are available for sale, primarily municipal securities, are included in accumulated other comprehensive loss until the investment is either sold or deemed other-than-temporarily impaired. See Note 7 for further discussion.

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive loss. Generally, amounts are recognized in income when the related forecasted transaction affects earnings. See Note 14 for further discussion.

The assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in the foreign country currency compared to the United States dollar. These gains and losses are accumulated in comprehensive income. When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from “Accumulated other comprehensive loss” and is recognized as a component of the gain or loss on the sale of the subsidiary.

A pension liability adjustment associated with our defined benefit pension plans is recognized for the difference between estimated assumptions (e.g., asset returns, discount rates, mortality) and actual results. The amount in “Accumulated other comprehensive loss” is amortized to income over the remaining life expectancy of the plan participants. Details of the pension plans’ assets and obligations are explained further in Note 11.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax effects allocated to and the cumulative balance of each component of accumulated other comprehensive loss were as follows (in millions):

	2009	2008	2007

Beginning balance, January 1	$(30.0)	$(68.8)	$(73.5)
Unrealized gains/(losses) on investments securities:
Unrealized gains/(losses)	11.5	(2.4)	(2.1)
Tax (expense)/benefit	(4.3)	0.9	0.7
Reclassification adjustment for (gains)/losses	(2.7)	4.3	(0.2)
Tax expense/(benefit)	1.0	(1.6)	0.1

Net unrealized gains/(losses) on investment securities	5.5	1.2	(1.5)
Unrealized (losses)/gains on hedging activities:
Unrealized (losses)/gains	(43.6)	82.6	(55.9)
Tax benefit/(expense)	8.9	(15.0)	14.6
Reclassification adjustment for (gains)/losses	(32.9)	25.1	31.3
Tax expense/(benefit)	5.1	(3.5)	(4.4)

Net unrealized (losses)/gains on hedging activities	(62.5)	89.2	(14.4)
Foreign currency translation adjustments:
Foreign currency translation adjustments	(21.6)	(8.0)	8.1
Tax benefit/(expense)	7.6	2.8	(2.8)
Reclassification adjustment for disposal of investment (a)	(23.1)	—	—
Tax expense (a)	8.1	—	—

Net foreign currency translation adjustments	(29.0)	(5.2)	5.3
Unrealized (losses)/gains on pension liability:
Unrealized (losses)/gains	(22.2)	(76.1)	20.9
Tax benefit/(expense)	8.7	28.0	(7.9)
Reclassification adjustment for losses	3.6	2.7	3.6
Tax benefit	(1.4)	(1.0)	(1.3)

Net unrealized (losses)/gains on pension liability	(11.3)	(46.4)	15.3

Other comprehensive (loss)/income	(97.3)	38.8	4.7

Ending balance, December 31	$(127.3)	$(30.0)	$(68.8)

(a)	The year ended December 31, 2009 includes the impact to the foreign currency translation account of the surrender of the Company’s interest in FEXCO Group. See Note 3, “Acquisitions.”

The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	2009	2008	2007

Unrealized gains/(losses) on investment securities	$6.4	$0.9	$(0.3)
Unrealized (losses)/gains on hedging activities	(17.0)	45.5	(43.7)
Foreign currency translation adjustment	(10.9)	18.1	23.3
Pension liability adjustment	(105.8)	(94.5)	(48.1)

	$(127.3)	$(30.0)	$(68.8)

Cash Dividends Paid

During the fourth quarter of 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share representing $41.2 million in total dividends. During the fourth quarter of 2008

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2007, the Company’s Board of Directors declared an annual dividend of $0.04 per common share representing $28.4 million and $30.0 million, respectively, in total dividends. These amounts were paid to shareholders of record in December of each respective year.

On February 25, 2010, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on March 31, 2010 to shareholders of record on March 19, 2010.

Share Repurchases

During the years ended December 31, 2009, 2008 and 2007, 24.8 million, 58.1 million and 34.7 million shares, respectively, have been repurchased for $400.0 million, $1,313.9 million and $726.5 million, respectively, excluding commissions, at an average cost of $16.10, $22.60 and $20.93 per share, respectively. At December 31, 2009, common stock repurchases of up to $1.0 billion have been authorized by the Board of Directors through December 31, 2012.

During December 2007, the Company’s Board of Directors adopted resolutions to retire all of its existing treasury stock, thereby restoring the status of the Company’s common stock held in treasury as “authorized but unissued”. The resulting impact to the Company’s Consolidated Balance Sheet was the elimination of $462.0 million held in “Treasury stock” and a decrease in “Common stock” of $0.2 million and “Retained earnings” of $461.8 million. There is no change to the Company’s overall equity position as a result of this retirement. All shares repurchased by the Company subsequent to this resolution have been and will continue to be retired at the time such shares are reacquired.

14.	Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar and other currencies, related to forecasted money transfer revenues and on money transfer settlement assets and obligations. Subsequent to the acquisition of Custom House, the Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency business-to-business payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency business-to-business payments by writing derivatives to customers and entering into offsetting derivatives with established financial institution counterparties, or by holding sufficient foreign currency cash balances to cover those transactions. Foreign currency forward and option contracts and interest rate swaps of varying maturities are used in these activities.

The Company executes the consumer-to-consumer derivatives with established financial institutions, with the substantial majority of these financial institutions having credit ratings of “A-” or better from a major credit rating agency. The Company executes global business payments derivatives mostly with small and medium size enterprises. The credit risk inherent in both the consumer-to-consumer and global business payments agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties’ ability to perform. The Company’s hedged foreign currency exposures are in liquid currencies, consequently there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency—Consumer-to-Consumer

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. At December 31, 2009, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. The Company assesses the effectiveness of these foreign currency forward contracts based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative (losses)/gains, net” within the Company’s Consolidated Statements of Income.

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

The aggregate United States dollar notional amounts of foreign currency forward contracts as of December 31, 2009 were as follows (in millions):

Contracts not designated as hedges:
Euro	$273.8
British pound	37.8
Other	73.4
Contracts designated as hedges:
Euro	$527.3
Canadian dollar	98.3
British pound	84.8
Other	89.8

Foreign Currency—Global Business Payments

As a result of the acquisition of Custom House, the Company writes derivatives, primarily foreign currency forward contracts and, to a much smaller degree, option contracts, mostly with small and medium size enterprises (customer contracts) and derives a currency spread from this activity as part of its global business payments operations. In this capacity, the Company facilitates cross-currency payment transactions for its customers but aggregates its Custom House foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency business-to-business payments operation, which includes significant spot exchanges of currency in addition to forwards and options. None of these contracts are designated as accounting hedges. The duration of these derivative contracts is generally nine months or less.

The aggregate United States dollar notional amounts of foreign currency derivative customer contracts held by the Company as of December 31, 2009 were approximately $1.0 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar and the British pound.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also entered into a forward contract, with a notional amount of approximately 230 million Canadian dollars ($220 million), to offset foreign exchange rate fluctuations on a Canadian dollar denominated position in connection with the purchase of Custom House. This contract is not designated as an accounting hedge.

Interest Rate Hedging—Corporate

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges utilizing the short-cut method, which permits an assumption of no ineffectiveness if certain criteria are met. The change in fair value of the interest rate swaps is offset by a change in the balance of the debt being hedged within the Company’s “Borrowings” in the Consolidated Balance Sheets and “Interest expense” in the Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

At December 31, 2009 and 2008, the Company held interest rate swaps in an aggregate notional amount of $750 million and $660 million, respectively.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2009 and 2008 (in millions).

	Derivative Assets			Derivative Liabilities
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2009	2008	Location	2009	2008

Derivatives—hedges:
Interest rate fair value hedges—Corporate	Other assets	$31.0	$48.9	Other liabilities	$—	$—
Foreign currency cash flow hedges—Consumer-to-consumer	Other assets	15.1	65.0	Other liabilities	31.0	6.7

Total		$46.1	$113.9		$31.0	$6.7

Derivatives—undesignated:
Foreign currency—Global business payments	Other assets	$58.9	$—	Other liabilities	$48.2	$—
Foreign currency—Consumer-to-consumer	Other assets	4.9	2.9	Other liabilities	1.4	4.1

Total		$63.8	$2.9		$49.6	$4.1

Total derivatives		$109.9	$116.8		$80.6	$10.8

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of derivatives held at December 31, 2009 and their expected maturities (in millions):

	Total	2010	2011	Thereafter

Foreign currency cash flow hedges—Consumer-to-consumer	$(15.9)	$(8.4)	$(7.5)	$—
Foreign currency undesignated hedges—Consumer-to-consumer	3.5	3.5	—	—
Foreign currency undesignated hedges—Global business payments	10.7	10.9	(0.2)	—
Interest rate fair value hedges—Corporate	31.0	20.5	10.5	—

Total	$29.3	$26.5	$2.8	$—

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2009, 2008 and 2007 (in millions):

Fair Value Hedges

The following table presents the location and amount of gains/(losses) from fair value hedges for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Gain Recognized in Income on Derivatives					Gain/(Loss) Recognized in Income on Related Hedged Item (b)
	Income Statement	Amount				Income Statement	Amount
Derivatives	Location	2009	2008	2007	Hedged Items	Location	2009	2008	2007

Interest rate contracts	Interest expense	$12.9	$58.5	$3.6	Fixed-rate debt	Interest expense	$11.1	$(54.6)	$(3.6)

Total gain/(loss)		$12.9	$58.5	$3.6			$11.1	$(54.6)	$(3.6)

Cash Flow Hedges

The following table presents the location and amount of gains/(losses) from cash value hedges for the years ended December 31, 2009, 2008 and 2007 (in millions):

								(Loss)/Gain Recognized in Income on
				Gain/(Loss) Reclassified from				Derivative (Ineffective Portion and Amount
	Amount of (Loss)/Gain			Accumulated OCI into Income (Effective Portion)				Excluded from Effectiveness Testing) (c)
	Recognized in OCI on Derivatives (Effective Portion)			Income Statement	Amount			Income Statement	Amount
Derivatives	2009	2008	2007	Location	2009	2008	2007	Location	2009	2008	2007

Foreign currency contracts	$(43.6)	$82.6	$(55.9)	Revenue	$34.6	$(23.4)	$(29.6)	Derivative (losses)/gains, net	$(1.2)	$(9.9)	$8.7
Interest rate contracts (d)	—	—	—	Interest expense	(1.7)	(1.7)	(1.7)	Derivative (losses)/gains, net	—	—	—

Total gain/(loss)	$(43.6)	$82.6	$(55.9)		$32.9	$(25.1)	$(31.3)		$(1.2)	$(9.9)	$8.7

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Undesignated Hedges

The following table presents the location and amount of net gains/(losses) from undesignated hedges for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Income Statement Location
	(Loss)/Gain Recognized in Income on Derivatives
		Amount
Derivatives		2009	2008	2007

Foreign currency contracts (e)	Foreign exchange revenue	$4.5	$—	$—
Foreign currency contracts (a)	Selling, general and administrative	(7.4)	13.0	(21.1)
Foreign currency contracts (f)	Derivative (losses)/gains, net	(2.8)	3.9	(2.9)

Total gain/(loss)		$(5.7)	$16.9	$(24.0)

(a)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. The (loss)/gain of ($7.4) million, $13.0 million, and ($21.1) million generated by the undesignated foreign currency contracts in 2009, 2008 and 2007, respectively, was offset by a foreign exchange gain/(loss) on settlement assets and obligations and cash balances of $2.8 million, ($24.9) million and $39.1 million, respectively.

(b)	The 2009 gain of $11.1 million is comprised of a loss in value on the debt of $12.9 million and amortization of hedge accounting adjustments of $24.0 million. The 2008 loss of $54.6 million is comprised of a loss in value on the debt of $58.5 million and amortization of hedge accounting adjustments of $3.9 million.

(c)	The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(d)	The Company incurred an $18.0 million loss on the termination of these swaps in 2006 which is included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and is reclassified as an increase to “Interest expense” over the life of the related notes.

(e)	The Company uses foreign currency forward and option contracts as part of its international business-to-business payments operation. The derivative contracts are managed as part of a broader currency portfolio that includes non-derivative currency exposures.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax loss of ($3.9) million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2009. Approximately $1.7 million of losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of December 31, 2009. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Borrowings

The Company’s outstanding borrowings at December 31, 2009 and 2008 consisted of the following (in millions):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value (e)	Carrying Value	Fair Value (e)

Due in less than one year:
Commercial paper	$—	$—	$82.9	$82.9
Term loan (a)	—	—	500.0	500.0
Due in greater than one year:
5.400% notes, net of discount, due 2011 (b)	1,033.9	1,066.4	1,042.8	962.9
6.500% notes, net of discount, due 2014 (c)	498.6	559.5	—	—
5.930% notes, net of discount, due 2016 (d)	1,012.5	1,080.0	1,014.4	903.5
6.200% notes, net of discount, due 2036	497.5	499.4	497.4	391.4
Other borrowings	6.0	6.0	6.0	6.0

Total borrowings	$3,048.5	$3,211.3	$3,143.5	$2,846.7

(a)	The term loan due in December 2009 (“Term Loan”) was paid and financed with the issuance of the 6.500% notes due 2014 (“2014 Notes”) on February 26, 2009.

(b)	At December 31, 2009 and 2008, the Company held interest rate swaps related to the 5.400% notes due 2011 (“2011 Notes”) with an aggregate notional amount of $750 million and $550 million, respectively. The carrying value at December 31, 2009 and 2008 contained $34.3 million and $42.7 million, respectively, of hedge accounting adjustments related to active swaps as well as the unamortized portion of previously terminated swaps. These hedge accounting adjustments will be reclassified as reductions to “interest expense” over the life of the 2011 Notes.

(c)	The 2014 Notes were issued on February 26, 2009 and the proceeds were used to repay the Term Loan.

(d)	The carrying value at December 31, 2009 and 2008 included $12.8 million and $15.4 million, respectively, of hedge accounting adjustments. The remaining unamortized portion of this previously terminated swap will be reclassified as a reduction to “interest expense” over the life of the 2016 Notes.

(e)	At December 31, 2008, the fair value of commercial paper approximated its carrying value due to the short term nature of the obligations. The fair value of the Term Loan approximated its carrying value as it was a variable rate loan and Western Union credit spreads did not move significantly between the date of the borrowing (December 5, 2008) and December 31, 2008. The fair value of the fixed rate notes is determined by obtaining quotes from multiple independent banks and excludes the impact of discounts and related interest rate swaps.

Exclusive of discounts and the fair value of the interest rate swaps, maturities of borrowings as of December 31, 2009 are $1.0 billion in 2011, $500 million in 2014, and $1.5 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

On November 3, 2006, the Company established a commercial paper program pursuant to which the Company may issue unsecured commercial paper notes (the “Commercial Paper Notes”) in an amount not to exceed $1.5 billion outstanding at any time. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance. The Company’s commercial paper borrowings at December 31, 2008 had weighted-average interest rates of approximately 4.1% and weighted-average initial terms of 27 days. The Company had no commercial paper borrowings outstanding at December 31, 2009.

Revolving Credit Facility

On September 27, 2006, the Company entered into a five-year unsecured revolving credit facility, which includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). On September 28, 2007, the Company entered into an amended and restated credit agreement, the primary purpose of which was to extend the maturity by one year from its original five-year $1.5 billion facility entered into in 2006. No other material changes were made in the amended and restated facility. The Revolving Credit Facility, which is diversified through a group of 15 participating institutions, is used to meet additional liquidity needs that might arise for the Company and to support borrowings under the Company’s commercial paper program. The Revolving Credit Facility contains certain covenants that, among other things, limit or restrict the ability of the Company and other significant subsidiaries to grant certain types of security interests, incur debt or enter into sale and leaseback transactions. The Company is also required to maintain compliance with a consolidated interest coverage ratio covenant.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 19 basis points. A facility fee of 6 basis points on the total facility is also payable quarterly, regardless of usage. The facility fee percentage is determined based on certain of the Company’s credit ratings. In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee of 5 basis points as of December 31, 2009 based upon such ratings is payable to the lenders on the aggregate outstanding borrowings.

As of December 31, 2009, the Company had $1.5 billion available to borrow, as the Company had no commercial paper borrowings outstanding.

Term Loan

On December 5, 2008, the Company entered into a senior, unsecured, 364-day term loan in an aggregate principal amount of $500 million with a syndicate of lenders. The Term Loan was paid and financed with the issuance of the 2014 Notes on February 26, 2009.

Notes

On February 26, 2009, the Company issued $500 million of aggregate principal amount of the 2014 Notes to repay the balance of the Term Loan which was scheduled to mature in December 2009. Interest with respect to the 2014 Notes is payable semiannually on February 26 and August 26 each year based on the fixed per annum interest rate of 6.500%. The 2014 Notes contain covenants that, among other things, limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2014 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 50 basis points.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest with respect to the 2011 Notes and 2036 Notes is payable semiannually on May 17 and November 17 each year based on fixed per annum interest rates of 5.400% and 6.200%, respectively. The indenture governing the 2011 Notes and 2036 Notes contains covenants that, among other things, limit or restrict the ability of the Company and other significant subsidiaries to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2011 Notes and the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points and 25 basis points, respectively.

On September 29, 2006, the Company issued $1.0 billion aggregate principal amount of unsecured notes maturing on October 1, 2016. Interest on the 2016 Notes is payable semiannually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.930%. The indenture governing the 2016 Notes contains covenants that, among other things, limit or restrict the ability of the Company and other significant subsidiaries to grant certain types of security interests, incur debt (in the case of significant subsidiaries) or enter into sale and leaseback transactions. The Company may redeem the 2016 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 20 basis points.

16.	Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan

The Western Union Company 2006 Long-Term Incentive Plan (“2006 LTIP”) provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards, and other equity-based awards to employees who perform services for the Company. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP, of which 34.6 million shares are available as of December 31, 2009.

Options granted under the 2006 LTIP are issued with exercise prices equal to the fair value of Western Union common stock on the grant date, have 10-year terms, and vest over four equal annual increments beginning 12 months after the date of grant. Compensation expense related to stock options is recognized over the requisite service period. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees, who have shorter requisite service periods ending when the employees become retirement eligible.

Restricted stock awards and units granted under the 2006 LTIP typically become 100% vested on the three year anniversary of the grant date. The fair value of the awards granted is measured based on the fair value of the shares on the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. The related compensation expense is recognized over the requisite service period which is the same as the vesting period.

In February 2009, the Compensation Committee of the Company’s board of directors granted the Company’s executives long-term incentive awards under the 2006 LTIP which consisted of one-third restricted stock units, one-third stock option awards and one-third performance-based cash awards. The performance-based cash awards are based on strategic performance objectives for 2009 and 2010 and are payable in equal installments on the second and third anniversaries of the award, assuming the applicable performance objectives are satisfied. Based on their contributions to the Company and additional assumed responsibilities, certain executives received an incremental grant of restricted stock units which fully vest on the fourth anniversary of the grant date. Additionally, non-executive employees of the Company participating in the 2006 LTIP received annual equity grants of 50% stock option awards and 50% restricted stock units, representing a change from the 75% stock option awards and 25% restricted stock awards or units previously granted under the 2006 LTIP.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (“2006 Director Plan”) provides for the granting of equity-based awards to non-employee directors of the Company. Options granted under the 2006 Director Plan are issued with exercise prices equal to the fair value of Western Union common stock at the grant date, have 10-year terms, and vest immediately. Since options and deferred stock units under this plan vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. Awards under the plan may be settled immediately unless the participant elects to defer the receipt of the common shares under applicable plan rules. A maximum of 1.5 million shares of common stock may be awarded under the 2006 Director Plan. As of December 31, 2009, the Company has issued 0.5 million options and 0.2 million unrestricted stock units to non-employee directors of the Company.

Impact of Spin-Off to Stock—Based Awards Granted Under First Data Plans

At the time of the Spin-off, First Data converted stock options, restricted stock awards and restricted stock units (collectively, “Stock-Based Awards”) of First Data stock held by Western Union and First Data employees. For Western Union employees, each outstanding First Data Stock-Based Award was converted to new Western Union Stock-Based Awards. For First Data employees, each outstanding First Data Stock-Based Award held prior to the Spin-off was converted into one replacement First Data Stock-Based Award and one Western Union Stock-Based Award. The new Western Union and First Data Stock-Based Awards maintained their pre-conversion aggregate intrinsic values, and, in the case of stock options, their ratio of the exercise price per share to their fair value per share.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

A summary of Western Union stock option activity for the year ended December 31, 2009 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2009
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding at January 1,	43.6	$19.11
Granted	3.8	12.42
Exercised	(1.9)	13.04
Cancelled/forfeited	(2.7)	19.34

Outstanding at December 31,	42.8	$18.77	5.0	$52.9

Options exercisable at December 31,	35.7	$19.21	4.3	$29.4

As of December 31, 2009, approximately 40% of outstanding options to purchase shares of common stock of the Company were held by employees of First Data.

The Company received $23.9 million, $289.7 million and $211.8 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2009, 2008 and 2007, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company’s calculated pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods was approximately $14.9 million as of December 31, 2009. The Company realized total tax benefits during the years ended December 31, 2009, 2008 and 2007 from stock option exercises of $0.8 million, $13.5 million and $10.7 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $8.6 million, $134.0 million and $91.0 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units for the year ended December 31, 2009 is listed below (awards/units in millions):

	Year Ended
	December 31, 2009
	Number	Weighted-Average
	Outstanding	Grant-Date Fair Value

Non-vested at January 1,	1.2	$20.32
Granted	1.7	12.46
Vested	(0.6)	18.96
Forfeited	(0.1)	17.55

Non-vested at December 31,	2.2	$14.63

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock awards and restricted stock units for the years ended December 31, 2009, 2008 and 2007 (in millions, except per share data).

	Year Ended December 31,
	2009	2008	2007

Stock-based compensation expense	$(31.9)	$(26.3)	$(50.2)
Income tax benefit from stock-based compensation expense	9.9	7.7	15.1

Net income impact	$(22.0)	$(18.6)	$(35.1)

Earnings per share:
Basic	$(0.03)	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.03)	$(0.05)

As discussed previously, the Company incurred a pre-tax charge of $22.3 million during the year ended December 31, 2007 upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of KKR.

As of December 31, 2009, there was $31.0 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.4 years, and there was $18.0 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of 2.1 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2009	2008	2007

Stock options granted:
Weighted-average risk-free interest rate	2.0%	3.0%	4.5%
Weighted-average dividend yield	0.2%	0.2%	0.2%
Volatility	46.3%	31.8%	23.8%
Expected term (in years)	5.6	5.9	6.2
Weighted-average grant date fair value	$5.41	$7.57	$7.35

Expected volatility—For the Company’s board of directors and executives, the expected volatility for the 2009, 2008 and 2007 grants was 46.9%, 31.3% and 26.9%, respectively. The expected volatility for the Company’s non-executive employees was 46.0%, 31.9% and 22.8% for the 2009, 2008 and 2007 grants, respectively. In 2009 and 2008, Western Union used a blend of implied and historical volatility. The Company’s implied volatility was calculated using the market price of traded options on Western Union’s common stock. In 2009, the historical volatility represented a blend of Western Union and First Data (prior to the Spin-off) stock data. In 2008, the historical volatility also included a peer group of companies in similar industries and/or market capitalizations. In 2007, Western Union’s volatility was determined based entirely on the calculated peer group historical volatility since there was not sufficient trading history for Western Union’s common stock or traded options.

Expected dividend yield—The Company’s expected annual dividend yield is the calculation of the annualized Western Union dividend divided by a rolling 12 month average Western Union stock price on each

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respective grant date. The 2009 grants do not reflect the increase in dividends approved by the Board of Directors on December 9, 2009 as all 2009 grants were issued prior to that date.

Expected term— For 2009, Western Union’s expected term was 5.0 years for non-executive employees and 6.7 years for the board of directors and executives. For 2008 and 2007, Western Union’s expected term was 5.8 years for non-executive employees and 7.5 years for the board of directors and executives. The Company’s expected term of options was based upon, among other things, historical exercises (including the exercise history of First Data’s awards), the vesting term of the Company’s options and the options’ contractual term of ten years.

Risk-free interest rate—The risk-free rate for stock options granted during the period is determined by using a United States Treasury rate for the period that coincided with the expected terms listed above.

The assumptions used to calculate the fair value of options granted will be evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption will be accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. In the future, as more historical data is available to calculate the volatility of Western Union stock and the actual terms Western Union employees hold options, expected volatility and expected term may change which could change the grant-date fair value of future stock option awards and, ultimately, the recorded compensation expense.

17.	Segments

As previously described in Note 1, the Company classifies its businesses into two reportable segments: consumer-to-consumer and global business payments. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding where to allocate resources and in assessing performance.

The consumer-to-consumer reporting segment is viewed as one global network where a money transfer can be sent from one location to another, anywhere in the world. The segment consists of three regions, which primarily coordinate agent network management and marketing activities. The CODM makes decisions regarding resource allocation and monitors performance based on specific corridors within and across these regions, but also reviews total revenue and operating profit of each region. These regions frequently interact on transactions with consumers and share processes, systems and licenses, thereby constituting one global consumer-to-consumer money transfer network. The regions and corridors generally offer the same services distributed by the same agent network, have the same types of customers, are subject to similar regulatory requirements, are processed on the same system and have similar economic characteristics, allowing the geographic regions to be aggregated into one reporting segment.

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

All businesses that have not been classified into consumer-to-consumer or global business payments are reported as “Other.” These businesses primarily include the Company’s money order services business.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s reportable segments are reviewed separately below because each reportable segment represents a strategic business unit that offers different products and serves different markets. The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.

•	Expenses incurred in connection with mergers and acquisitions are included in “Other.”

•	During the year ended December 31, 2009, the Company recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona, which has not been allocated to the segments. On February 11, 2010, the Company signed an agreement and settlement which resolved all outstanding legal issues and claims with the State and requires the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. While this item was identifiable to the Company’s consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to Note 6.

•	Restructuring and related activities of $82.9 million for the year ended December 31, 2008 were not allocated to the segments. While these items were identifiable to the Company’s segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 4.

•	In connection with the change in control of First Data, the Company incurred an accelerated stock-based compensation vesting charge of $22.3 million during the year ended December 31, 2007. Of the $22.3 million charge, $18.9 million, $3.0 million and $0.4 million were allocated to the consumer-to-consumer, global business payments and other segments, respectively.

•	All items not included in operating income are excluded.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s reportable segment results for the years ended December 31, 2009, 2008 and 2007, respectively (in millions):

	Years Ended December 31,
	2009	2008	2007

Revenues:
Consumer-to-consumer:
Transaction fees	$3,373.5	$3,532.9	$3,286.6
Foreign exchange revenue	877.1	893.1	769.3
Other revenues	50.1	45.6	37.2

	4,300.7	4,471.6	4,093.1
Global business payments:
Transaction fees	621.9	668.1	665.5
Foreign exchange revenue	33.2	3.2	2.0
Other revenues	36.6	48.5	52.4

	691.7	719.8	719.9
Other:
Transaction fees	40.8	39.8	37.7
Commission and other revenues	50.4	50.8	49.5

	91.2	90.6	87.2

Total consolidated revenues	$5,083.6	$5,282.0	$4,900.2

Operating income:
Consumer-to-consumer	$1,175.5	$1,222.7	$1,078.3
Global business payments	171.9	199.4	223.7
Other	6.3	15.8	20.0

Total segment operating income	1,353.7	$1,437.9	$1,322.0
Anticipated agreement and settlement (see Note 6)	(71.0)	—	—
Restructuring and related expenses	—	(82.9)	—

Total consolidated operating income	$1,282.7	$1,355.0	$1,322.0

Assets:
Consumer-to-consumer	$4,602.5	$4,305.0	$4,734.7
Global business payments	1,419.0	819.5	885.6
Other	1,331.9	453.8	163.9

Total assets	$7,353.4	$5,578.3	$5,784.2

Depreciation and amortization:
Consumer-to-consumer	$124.2	$111.0	$98.5
Global business payments	24.3	21.1	21.8
Other	5.7	4.0	3.6

Total segment depreciation and amortization	154.2	$136.1	$123.9
Restructuring and related expenses	—	7.9	—

Total depreciation and amortization	$154.2	$144.0	$123.9

Capital expenditures:
Consumer-to-consumer	$71.6	$114.8	$155.7
Global business payments	16.7	30.5	28.1
Other	10.6	8.4	8.3

Total capital expenditures	$98.9	$153.7	$192.1

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning principal geographic areas was as follows (in millions):

	Years Ended December 31,
	2009	2008	2007

Revenue:
United States	$1,584.9	$1,760.0	$1,825.3
International	3,498.7	3,522.0	3,074.9

Total	$5,083.6	$5,282.0	$4,900.2

Long-lived assets:
United States	$161.1	$162.3	$172.3
International	43.2	30.0	28.0

Total	$204.3	$192.3	$200.3

The geographic split of revenue above for consumer-to-consumer is based upon the country where a money transfer is initiated and the country where a money transfer is paid with revenue being split 50% between the two countries. The geographic split of revenue above for global business payments is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of “Property and equipment, net,” are presented based upon the location of the assets.

A majority of Western Union’s consumer-to-consumer transactions involve at least one non-United States location. Based on the method used to attribute revenue between countries described in the paragraph above, no individual country outside the United States accounted for more than 10% of revenue for the years ended December 31, 2009, 2008 and 2007. In addition, no individual agent or global business payments customer accounted for greater than 10% of revenue during these periods.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2009 and 2008 were as follows (in millions):

					Year Ended
					December 31,
2009 by Quarter:	Q1	Q2	Q3	Q4	2009

Revenues	$1,201.2	$1,254.3	$1,314.1	$1,314.0	$5,083.6
Expenses (a)	860.3	912.6	1,032.6	995.4	3,800.9
Other expense, net	35.7	46.0	35.0	34.5	151.2

Income before income taxes	305.2	295.7	246.5	284.1	1,131.5
Provision for income taxes	81.3	75.5	65.5	60.4	282.7

Net income	$223.9	$220.2	$181.0	$223.7	$848.8

Earnings per share:
Basic	$0.32	$0.31	$0.26	$0.32	$1.21
Diluted	$0.32	$0.31	$0.26	$0.32	$1.21
Weighted-average shares outstanding:
Basic	707.1	700.6	698.4	689.8	698.9
Diluted	708.0	702.7	701.6	693.2	701.0

(a)	Includes $71.0 million in the third quarter for an anticipated agreement and settlement with the State of Arizona. See Note 6 “Commitments and Contingencies” for more information.

					Year Ended
					December 31,
2008 by Quarter:	Q1	Q2	Q3	Q4	2008

Revenues	$1,265.9	$1,347.1	$1,377.4	$1,291.6	$5,282.0
Expenses (b)	956.6	1,010.9	1,002.2	957.3	3,927.0
Other expense, net	16.8	28.2	42.2	29.1	116.3

Income before income taxes	292.5	308.0	333.0	305.2	1,238.7
Provision for income taxes	85.4	76.5	92.2	65.6	319.7

Net income	$207.1	$231.5	$240.8	$239.6	$919.0

Earnings per share:
Basic	$0.28	$0.31	$0.33	$0.34	$1.26
Diluted	$0.27	$0.31	$0.33	$0.34	$1.24
Weighted-average shares outstanding:
Basic	746.7	736.5	724.9	712.5	730.1
Diluted	756.8	747.5	737.2	713.8	738.2

(b)	Includes $24.2 million in the first quarter, $22.9 million in the second quarter, $3.2 million in the third quarter and $32.6 million in the fourth quarter of restructuring and related expenses. For more information, see Note 4, “Restructuring and Related Expenses.”

THE WESTERN UNION COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2009 and 2008 and statements of income and cash flows for each of the three years in the period ended December 31, 2009.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in millions, except per share amounts)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$27.9	$281.0
Property and equipment, net of accumulated depreciation of $9.4 and $3.1, respectively	31.8	33.1
Other assets	82.1	106.4
Investment in subsidiaries	3,722.4	3,387.0

Total assets	$3,864.2	$3,807.5

Liabilities and Stockholders’ Equity/(Deficiency)
Liabilities:
Accounts payable and accrued liabilities	69.3	54.2
Payable to subsidiaries, net	397.4	622.2
Borrowings	3,042.5	3,137.5
Other liabilities	1.5	1.7

Total liabilities	3,510.7	3,815.6

Stockholders’ equity/(deficiency):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 686.5 and 709.6 shares issued and outstanding at December 31, 2009 and 2008, respectively	6.9	7.1
Capital surplus/(deficiency)	40.7	(14.4)
Retained earnings	433.2	29.2
Accumulated other comprehensive loss	(127.3)	(30.0)

Total stockholders’ equity/(deficiency)	353.5	(8.1)

Total liabilities and stockholders’ equity/(deficiency)	$3,864.2	$3,807.5

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2009	2008	2007

Revenues	$—	$—	$—
Expenses	—	—	—

Operating income	—	—	—
Interest income	1.8	2.8	1.1
Interest expense	(157.3)	(171.0)	(188.7)

Loss before equity in earnings of affiliates and income taxes	(155.5)	(168.2)	(187.6)
Equity in earnings of affiliates, net of tax	941.7	1,022.3	972.3
Income tax benefit	62.6	64.9	72.6

Net income	$848.8	$919.0	$857.3

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOW
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net cash provided by operating activities	$505.0	$1,145.2	$772.2

Cash flows from investing activities
Purchases of property and equipment	—	(0.1)	(2.0)
Capital contributed to subsidiary	(29.0)	(0.2)	(379.9)

Net cash used in investing activities	(29.0)	(0.3)	(381.9)

Cash flows from financing activities
Advances from subsidiaries	224.7	397.7	166.2
Net proceeds from issuance of borrowings	496.6	500.0	—
Principal payments on borrowings	(500.0)	(500.0)	—
Net (repayments)/proceeds from commercial paper	(82.8)	(255.3)	13.6
Net repayments from net borrowings under credit facilities	—	—	(3.0)
Proceeds from exercise of options	23.2	300.5	216.1
Cash dividends to stockholders	(41.2)	(28.4)	(30.0)
Common stock repurchased	(400.2)	(1,314.5)	(726.8)

Net cash used in financing activities	(729.1)	(900.0)	(363.9)

Net change in cash and cash equivalents	(253.1)	244.9	26.4
Cash and cash equivalents at beginning of year	281.0	36.1	9.7

Cash and cash equivalents at end of year	$27.9	$281.0	$36.1

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

Certain assets of the Parent’s subsidiaries totaling approximately $190 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located, or because they constitute undistributed earnings of affiliates of the Parent accounted for under the equity method of accounting. As of December 31, 2009, the Parent is in a stockholders’ equity position of $353.5 million, and as such, all of the restricted net assets of the Parent’s subsidiaries currently exceeds 25% of the consolidated net assets of the Parent and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.”

3.	Related Party Transactions

Excess cash generated from operations of the Parent’s subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is reflected as “Payable to subsidiaries, net” in the Condensed Balance Sheet as of December 31, 2009. The Parent’s subsidiaries periodically distribute excess cash balances to the Parent in the form of a dividend, although the amounts of such dividends may vary from year to year.

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

The Company provides a parental guarantee to one of its subsidiaries for letters of credit to certain agents. These letters of credit are amended quarterly. As of December 31, 2009, $2.4 million of letters of credit were outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2009, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on Western Union’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are set forth under Item 8 of this Annual Report on Form 10-K. Management’s annual report on internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of Custom House, Ltd. (“Custom House”), which was acquired on September 1, 2009 and is included in our consolidated financial statements as of December 31, 2009 and for the period from September 1, 2009 through December 31, 2009. The assets of Custom House, excluding goodwill, constituted approximately 5% of our total assets as of December 31, 2009, and Custom House revenues constituted approximately 0.6% of our total revenues for the year ended December 31, 2009. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year following the acquisition while integrating the acquired company.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, we completed the implementation of a new version of our existing Oracle enterprise resource planning system. This implementation was subject to various testing and review procedures prior to execution. We believe the conversion to and implementation of this new version further strengthened our existing internal control over financial reporting by enhancing certain business processes.

Other than the change described above, there has not been any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposals Submitted for Shareholder Vote—Proposal 1—Election of Directors,” “Board of Directors Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2010 annual meeting of stockholders.

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

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2010 annual meeting of stockholders; provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” of our definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 2—Ratification of Selection of Auditors” of our definitive proxy statement for the 2010 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements (See Index to Consolidated Financial Statements on page 72 of this Annual Report on Form 10-K);

2.	Financial Statement Schedule (See Index to Consolidated Financial Statements on page 72 of this Annual Report on Form 10-K);

3.	The exhibits listed in the “Exhibit Index” attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WESTERN UNION COMPANY (Registrant)

February 26, 2010	By:	/s/ Christina A. Gold

Christina A. Gold, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christina A. Gold Christina A. Gold	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Scott T. Scheirman Scott T. Scheirman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Amintore T.X. Schenkel Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2010

/s/ Jack M. Greenberg Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 26, 2010

/s/ Dinyar S. Devitre Dinyar S. Devitre	Director	February 26, 2010

/s/ Betsy D. Holden Betsy D. Holden	Director	February 26, 2010

/s/ Alan J. Lacy Alan J. Lacy	Director	February 26, 2010

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	February 26, 2010

/s/ Roberto G. Mendoza Roberto G. Mendoza	Director	February 26, 2010

/s/ Michael A. Miles, Jr. Michael A. Miles, Jr.	Director	February 26, 2010

/s/ Dennis Stevenson Dennis Stevenson	Director	February 26, 2010

/s/ Wulf von Schimmelmann Wulf von Schimmelmann	Director	February 26, 2010

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).
3.1	Amended and Restated Certificate of Incorporation of The Western Union Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration no. 333-137665) and incorporated herein by reference thereto).
3.2	The Western Union Company By-laws, as amended on December 11, 2008 (filed as Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference thereto).
4.1	Indenture, dated as of September 29, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).
4.2	Form of 5.930% Note due 2016 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).
4.3	Form of 5.930% Note due 2016 (filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).
4.4	Supplemental Indenture, dated as of September 29, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).
4.5	Second Supplemental Indenture, dated as of November 17, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).
4.6	Third Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).
4.7	Indenture, dated as of November 17, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).
4.8	Form of 5.400% Note due 2011 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).
4.9	Form of 6.200% Note due 2036 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).
4.10	Form of 5.400% Note due 2011 (filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).
4.11	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).
4.12	Form of 6.50% Note due 2014 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2009 and incorporated herein by reference thereto).
4.13	Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).
10.1	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).
10.2	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

Exhibit
Number	Description

10.3	Transition Services Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).
10.4	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).
10.5	Amended and Restated Credit Agreement, dated as of September 28, 2007, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, as syndication agent, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc. and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 3, 2007 and incorporated herein by reference thereto).
10.6	Settlement Agreement, dated as of February 11, 2010, by and between Western Union Financial Services, Inc. and the State of Arizona (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2010 and incorporated herein by reference thereto).
10.7	Form of Director Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*
10.8	The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*
10.9	The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2008 and incorporated herein by reference thereto).*
10.10	The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*
10.11	The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective January 1, 2010.*
10.12	The Western Union Company Senior Executive Annual Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference thereto).*
10.13	The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010.*
10.14	The Western Union Company Grandfathered Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010.*
10.15	Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009.*
10.16	Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009.*
10.17	Form of Restricted Stock Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*
10.18	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

Exhibit
Number	Description

10.19	Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*
10.20	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*
10.21	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the 2002 First Data Corporation Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*
10.22	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the First Data Corporation 1992 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*
10.23	Form of Nonqualified Stock Option Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*
10.24	Form of Restricted Stock Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*
10.25	Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009.*
10.26	Form of Nonqualified Stock Option Award Agreement for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009.*
10.27	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009.*
10.28	Form of Restricted Stock Unit Award Agreement for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009.*
10.29	Form of Restricted Stock Unit Award Agreement (Career Shares) for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009.*
10.30	Form of Restricted Stock Unit Award Agreement (Career Shares) for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009.*
10.31	Form of Restricted Stock Unit Award Agreement (Career Shares) for Stewart A. Stockdale Under The Western Union Company 2006 Long-Term Incentive Plan.*
10.32	Form of Cash Performance Grant Award Agreement for Executive Committee Members (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*
10.33	Form of 2010 Cash Performance Grant Award Agreement for Executive Committee Members.*
10.34	Form of Award Agreement under The Western Union Company Senior Executive Annual Incentive Plan for 2010.*
10.35	Employment Contract, dated as of November 9, 2009, between Western Union Financial Services GmbH and Hikmet Ersek.*
10.36	Expatriate Letter Agreement, dated as of November 9, 2009, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek.*

Exhibit
Number		Description

10.37		Letter Agreement, dated May 22, 2008, between The Western Union Company and Stewart A. Stockdale (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*
10.38		Letter Agreement, dated February 13, 2009, between The Western Union Company and Ranjana Clark (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2009 and incorporated herein by reference thereto).*
12		Computation of Ratio of Earnings to Fixed Charges
14		The Western Union Company Code of Ethics for Senior Financial Officers, as Amended and Restated Effective December 9, 2009.
21		Subsidiaries of The Western Union Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.