Form 10-Q
period 2010-03-31
Western Union CO
filed 2010-05-06
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32903

THE WESTERN UNION COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-4531180 (I.R.S. Employer Identification No.)

12500 EAST BELFORD AVENUE ENGLEWOOD, CO (Address of Principal Executive Offices)	80112 (Zip Code)

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

As of April 30, 2010, 672,144,960 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

INDEX

		PAGE
		NUMBER

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009	3
	Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
	Report of Independent Registered Public Accounting Firm	44

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	(Removed and Reserved)	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-12
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Transaction fees	$965.7	$958.5
Foreign exchange revenues	238.1	205.1
Commission and other revenues	28.9	37.6

Total revenues	1,232.7	1,201.2
Expenses:
Cost of services	714.6	669.1
Selling, general and administrative	202.3	191.2

Total expenses	916.9	860.3

Operating income	315.8	340.9
Other income/(expense):
Interest income	0.9	3.7
Interest expense	(38.8)	(40.0)
Derivative losses, net	(0.9)	(3.6)
Other income/(expense), net	(1.0)	4.2

Total other expense, net	(39.8)	(35.7)

Income before income taxes	276.0	305.2
Provision for income taxes	68.1	81.3

Net income	$207.9	$223.9

Earnings per share:
Basic	$0.30	$0.32
Diluted	$0.30	$0.32
Weighted-average shares outstanding:
Basic	681.9	707.1
Diluted	684.2	708.0

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	March 31,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$1,529.8	$1,685.2
Settlement assets	2,287.6	2,389.1
Property and equipment, net of accumulated depreciation of $347.1 and $335.4, respectively	196.0	204.3
Goodwill	2,157.9	2,143.4
Other intangible assets, net of accumulated amortization of $374.7 and $355.4, respectively	474.5	489.2
Other assets	395.2	442.2

Total assets	$7,041.0	$7,353.4

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$465.5	$501.2
Settlement obligations	2,287.6	2,389.1
Income taxes payable	317.5	519.0
Deferred tax liability, net	282.3	268.9
Borrowings	3,048.0	3,048.5
Other liabilities	259.5	273.2

Total liabilities	6,660.4	6,999.9
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 674.7 shares and 686.5 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	6.7	6.9
Capital surplus	59.7	40.7
Retained earnings	400.5	433.2
Accumulated other comprehensive loss	(86.3)	(127.3)

Total stockholders’ equity	380.6	353.5

Total liabilities and stockholders’ equity	$7,041.0	$7,353.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income	$207.9	$223.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.7	13.3
Amortization	27.3	22.4
Stock compensation expense	10.4	8.4
Other non-cash items, net	3.8	13.5
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	46.4	20.6
Accounts payable and accrued liabilities	(35.5)	(8.2)
Income taxes payable (Note 13)	(202.1)	68.9
Other liabilities	1.5	(6.2)

Net cash provided by operating activities	74.4	356.6
Cash flows from investing activities
Capitalization of contract costs	(3.7)	(3.2)
Capitalization of purchased and developed software	(3.9)	(2.2)
Purchases of property and equipment	(7.1)	(10.4)
Acquisition of business, net of cash acquired	—	(143.6)
Proceeds from receivable for securities sold	—	193.6
Repayments of notes receivable issued to agents	16.9	5.4

Net cash provided by investing activities	2.2	39.6
Cash flows from financing activities
Proceeds from exercise of options	8.6	4.5
Cash dividends paid	(40.5)	—
Common stock repurchased	(200.1)	(100.1)
Net repayments of commercial paper	—	(82.8)
Net proceeds from issuance of borrowings	—	496.6
Principal payments on borrowings	—	(500.0)

Net cash used in financing activities	(232.0)	(181.8)

Net change in cash and cash equivalents	(155.4)	214.4
Cash and cash equivalents at beginning of period	1,685.2	1,295.6

Cash and cash equivalents at end of period	$1,529.8	$1,510.0

Supplemental cash flow information:
Interest paid	$13.7	$10.8
Income taxes paid (Note 13)	$266.8	$8.0
Non-cash exchange of 5.400% notes due 2011 for 5.253% notes due 2020	$303.7	$—

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

The Western Union business consists of the following segments:

•	Consumer-to-consumer—money transfer services between consumers, primarily through a global network of third-party agents using the Company’s multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•	Global business payments—the processing of payments from consumers or businesses to other businesses. The Company’s business payments services allow consumers to make payments to a variety of organizations including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. As described further in Note 3, the Company acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House facilitates cross-border, cross-currency payment transactions. While the Company continues to pursue further international expansion of its offerings in this segment, the significant majority of the segment’s revenue was generated in the United States during all periods presented.

All businesses that have not been classified into the consumer-to-consumer or global business payments segments are reported as “Other” and primarily include the Company’s money order services business.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of March 31, 2010, the amount of net assets subject to these limitations totaled nearly $200 million.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2010 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Consolidation of Variable Interest Entities

On January 1, 2010, the Company adopted new accounting standards for the consolidation of variable interest entities. These new accounting standards amend the evaluation criteria to determine whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The new guidance also requires an ongoing reassessment of the primary beneficiary. Adoption of these new requirements did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Earnings Per Share and Dividends

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

For the three months ended March 31, 2010 and 2009, there were 35.6 million and 43.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended
	March 31,
	2010	2009

Basic weighted-average shares outstanding	681.9	707.1
Common stock equivalents	2.3	0.9

Diluted weighted-average shares outstanding	684.2	708.0

Cash Dividends Paid

During the first quarter of 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share representing $40.5 million in total dividends. This amount was paid on March 31, 2010 to shareholders of record on March 19, 2010. During the first quarter of 2009, no dividend was declared or paid.

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

The Company recorded the assets and liabilities of Custom House at fair value, excluding the deferred tax liability described below. The following table summarizes the preliminary allocation of purchase price:

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

FEXCO

On February 24, 2009, the Company acquired the money transfer business of European-based FEXCO, one of the Company’s largest agents providing services in a number of European countries, primarily the United Kingdom, Spain, Sweden and Ireland. The acquisition of FEXCO’s money transfer business has assisted the Company in the implementation of the Payment Services Directive (“PSD”) in the European Union by providing an initial operating infrastructure. The PSD has allowed the Company to operate under a single license in 27 european countries and, in those European Union countries where the Company has been limited to working with banks, post-banks and foreign exchange houses, to expand its network to additional types of businesses. The acquisition does not impact the Company’s revenue, because the Company was already recording 100% of the revenue arising from money transfers originating at FEXCO’s locations. As of the acquisition date, the Company no longer incurs commission costs for transactions related to FEXCO; rather, the Company now pays commissions directly to former FEXCO subagents, resulting in lower overall commission expense. The Company’s operating expenses include costs attributable to FEXCO’s operations subsequent to the acquisition date.

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

On September 15, 2008, Western Union requested redemption of its shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. Western Union included the value of the receivable in “Other assets” in the Condensed Consolidated Balance Sheets. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that the Company’s redemption trades would be honored at a $1.00 per share net asset value. In 2009, the Company received partial distributions totaling $255.5 million from the Fund. The Company continues to vigorously pursue collection of the remaining balance and believes it has a right to full payment of the remaining amount based on the written and verbal representations from the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Manager and the Company’s legal position. However, given the increased uncertainty surrounding the numerous third-party legal claims associated with the Fund, the Company reserved $12 million representing the estimated impact of a pro-rata distribution of the Fund during the quarter ended June 30, 2009. As of March 31, 2010, the Company had a remaining receivable balance of $30.6 million, net of the related reserve. If further deterioration occurs in the underlying assets in the Fund, or if the Fund incurs significant legal and/or administrative costs during the distribution process, the Company may record additional reserves related to the remaining receivable balance, which could negatively affect its financial position, results of operations and cash flows.

5.	Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how Western Union measures fair value, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table reflects assets and liabilities that were measured and carried at fair value on a recurring basis as of March 31, 2010 (in millions):

				Assets/
				Liabilities
	Fair Value Measurement Using			at Fair
	Level 1	Level 2	Level 3	Value

Assets:
State and municipal obligations	$—	$881.2	$—	$881.2
State and municipal variable rate demand notes	—	258.1	—	258.1
Corporate debt securities	—	20.5	—	20.5
Other	0.2	—	—	0.2
Derivatives	—	94.3	0.1	94.4

Total assets	$0.2	$1,254.1	$0.1	$1,254.4

Liabilities:
Derivatives	$—	$70.2	$—	$70.2

Total liabilities	$—	$70.2	$—	$70.2

The Level 3 assets above represent an immaterial portion of the derivatives portfolio related to the Custom House acquisition for which credit judgments are deemed to be a significant input to the determination of fair value.

No non-recurring fair value adjustments were recorded during the three months ended March 31, 2010.

Other Fair Value Measurements

The carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company’s borrowings had a carrying value and fair value of $3,048.0 million and $3,250.4 million, respectively, at March 31, 2010 and had a carrying value and fair value of $3,048.5 million and $3,211.3 million, respectively, at December 31, 2009 (see Note 12).

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.	Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had $88.8 million in outstanding letters of credit and bank guarantees at March 31, 2010 with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

During the third quarter of 2009, the Company recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. On February 11, 2010, the Company signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, the Company expects to make certain investments in its compliance programs along the United States and Mexico border and to engage a monitor for that program, which are expected to cost up to $23 million over the next two to four years. During the first quarter of 2010, cash payments of $17.0 million were made related to the agreement and settlement.

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

In the normal course of business, Western Union is subject to claims and litigation. Management of the Company believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company accrues for loss contingencies as they become probable and estimable.

In May 2007, the Company initiated litigation against MoneyGram Payment Systems, Inc. (“MoneyGram”) for infringement of the Company’s Money Transfer by Phone patents by MoneyGram’s FormFree service. On September 24, 2009, a jury found that MoneyGram was liable for patent infringement and awarded the Company $16.5 million in damages. This case is on appeal to the United States Court of Appeals for the Federal Circuit. In accordance with its policies, the Company does not recognize gain contingencies in earnings until realization and collectability are assured and, therefore, due to MoneyGram’s challenges to the verdict, the Company has not recognized any amounts in its Condensed Consolidated Statement of Income through March 31, 2010.

On January 26, 2006, the First Data Corporation (“First Data”) Board of Directors announced its intention to pursue the distribution of 100% of its money transfer and consumer payments business and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the “Separation” or “Spin-off”). The Spin-off resulted in the formation of the Company and these assets and businesses no longer being part of First Data. Pursuant to the separation and distribution agreement with First Data in connection with the Spin-off, First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to place financial responsibility for the obligations and liabilities of the Company’s business with the Company and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the Spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the Spin-off (see Note 13).

7.	Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2010 and 2009 totaled $44.7 million and $53.5 million, respectively. Commission expense recognized for FEXCO prior to February 24, 2009, the date of the acquisition (see Note 3), was considered a related party transaction.

In July 2009, the Company appointed a director who is also a director for a company holding significant investments in two of the Company’s existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $13.5 million and $12.4 million for the three months ended March 31, 2010 and 2009, respectively, related to these agents.

8.	Settlement Assets and Obligations

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

Settlement assets and obligations consisted of the following (in millions):

	March 31,	December 31,
	2010	2009

Settlement assets:
Cash and cash equivalents	$224.6	$161.9
Receivables from selling agents and business-to-business customers	903.0	1,004.4
Investment securities	1,160.0	1,222.8

	$2,287.6	$2,389.1

Settlement obligations:
Money transfer, money order and payment service payables	$1,832.9	$1,954.8
Payables to agents	454.7	434.3

	$2,287.6	$2,389.1

Investment securities consist primarily of high-quality state and municipal debt obligations. Substantially all of the Company’s investment securities were marketable securities during the periods presented. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. Western Union does not hold investment securities for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

attempts to mitigate its exposure by making high-quality investments and through investment diversification. At March 31, 2010, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

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

In the fourth quarter of 2009, as further described in Note 15, the Company received cash from Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, in connection with the Company assuming the responsibility of issuing money orders. The Company invested the cash received from IPS in investment securities, including variable rate demand notes. Generally, variable rate demand notes are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days, although they have varying maturity dates through 2049. As a result, this has increased the frequency of purchases and proceeds received by the Company. Proceeds from the sale and maturity of available-for-sale securities during the three months ended March 31, 2010 and 2009 were $3.3 billion and $1.6 billion, respectively.

The components of investment securities, all of which are classified as available-for-sale, were as follows (in millions):

					Net
			Gross	Gross	Unrealized
	Amortized	Fair	Unrealized	Unrealized	Gains/
March 31, 2010	Cost	Value	Gains	Losses	(Losses)

State and municipal obligations (a)	$869.8	$881.2	$12.5	$(1.1)	$11.4
State and municipal variable rate demand notes	258.1	258.1	—	—	—
Corporate debt securities	20.2	20.5	0.3	—	0.3
Other	0.1	0.2	0.1	—	0.1

	$1,148.2	$1,160.0	$12.9	$(1.1)	$11.8

					Net
			Gross	Gross	Unrealized
	Amortized	Fair	Unrealized	Unrealized	Gains/
December 31, 2009	Cost	Value	Gains	Losses	(Losses)

State and municipal obligations (a)	$686.4	$696.4	$10.6	$(0.6)	$10.0
State and municipal variable rate demand notes	513.8	513.8	—	—	—
Corporate debt securities	12.2	12.4	0.2	—	0.2
Other	0.1	0.2	0.1	—	0.1

	$1,212.5	$1,222.8	$10.9	$(0.6)	$10.3

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following summarizes the contractual maturities of investment securities as of March 31, 2010 (in millions):

Fair
Value

Due within 1 year	$107.5
Due after 1 year through 5 years	721.7
Due after 5 years through 10 years	61.3
Due after 10 years	269.5

$1,160.0

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $2.6 million, $1.8 million and $253.7 million, are included in the “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9.	Comprehensive Income

The components of other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009

Net income	$207.9	$223.9
Unrealized gains/losses on investments securities:
Unrealized gains	2.4	2.0
Tax expense	(0.9)	(0.7)
Reclassification of gains into earnings	(0.9)	(1.7)
Tax expense	0.4	0.6

Net unrealized gains on investment securities	1.0	0.2
Unrealized gains/losses on hedging activities:
Unrealized gains	35.0	32.1
Tax expense	(4.2)	(4.6)
Reclassification of losses/(gains) into earnings	0.4	(17.4)
Tax (expense)/benefit	(0.4)	2.7

Net unrealized gains on hedging activities	30.8	12.8
Foreign currency translation adjustments:
Foreign currency translation adjustments	10.7	(20.3)
Tax expense/(benefit)	(2.4)	7.1
Reclassification of gains into earnings (a)	—	(23.1)
Tax expense	—	8.1

Net foreign currency translation adjustments	8.3	(28.2)
Pension liability adjustments:
Reclassification of losses into earnings	1.6	0.9
Tax benefit	(0.7)	(0.4)

Net pension liability adjustments	0.9	0.5

Total other comprehensive income	$248.9	$209.2

(a)	The three months ended March 31, 2009 include the impact to the foreign currency translation account of the surrender of the Company’s interest in FEXCO Group. See Note 3.

10.	Employee Benefit Plans

The Company has two frozen defined benefit pension plans for which it had a recorded unfunded pension obligation of $123.7 million and $124.2 million as of March 31, 2010 and December 31, 2009, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. The Company is required to fund $15 million to the plans in 2010, and may make an additional discretionary contribution of up to $10 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table provides the components of net periodic benefit cost for the plans (in millions):

	Three Months Ended
	March 31,
	2010	2009

Interest cost	$5.0	$5.9
Expected return on plan assets	(5.1)	(6.2)
Amortization of actuarial loss	1.6	0.9

Net periodic benefit cost	$1.5	$0.6

11.	Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar and other currencies, related to forecasted money transfer revenues and on money transfer settlement assets and obligations. Subsequent to the acquisition of Custom House, the Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency business-to-business payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency business-to-business payments by writing derivatives to customers.

The Company executes derivatives related to its consumer-to-consumer business with established financial institutions, with the substantial majority of these financial institutions having credit ratings of “A-” or better from a major credit rating agency. The Company executes global business payments derivatives, as a result of its acquisition of Custom House, mostly with small and medium size enterprises. The credit risk inherent in both the consumer-to-consumer and global business payments agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties’ ability to perform. The Company’s hedged foreign currency exposures are in liquid currencies, consequently there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Foreign Currency—Consumer-to-Consumer

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. At March 31, 2010, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.

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

The aggregate United States dollar notional amounts of foreign currency forward contracts as of March 31, 2010 were as follows (in millions):

Contracts not designated as hedges:
Euro	$242.3
British pound	37.8
Other	49.7
Contracts designated as hedges:
Euro	$529.4
Canadian dollar	99.9
British pound	83.2
Other	94.0

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

The aggregate United States dollar notional amounts of foreign currency derivative customer contracts held by the Company as of March 31, 2010 were approximately $1.1 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar and the British pound.

In 2009, the Company also entered into a forward contract, with a notional amount of approximately 230 million Canadian dollars, to offset foreign exchange rate fluctuations on a Canadian dollar denominated position in connection with the purchase of Custom House. This contract is not designated as an accounting hedge.

Interest Rate Hedging—Corporate

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges utilizing the short-cut method, which permits an assumption of no ineffectiveness if certain criteria are met. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the Company’s “Borrowings” in the Condensed Consolidated Balance Sheets and “Interest expense” in the Condensed Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in “Accumulated other comprehensive loss.” Such derivatives were used in connection with the note exchange discussed in Note 12.

At both March 31, 2010 and December 31, 2009, the Company held interest rate swaps in an aggregate notional amount of $750 million. Of this aggregate notional amount held at March 31, 2010, $695 million related to notes due in 2011 and $55 million related to notes due in 2014.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

Derivatives—hedges:
Interest rate fair value hedges –
Corporate (b)	Other assets	$—	$31.0	Other liabilities	$—	$—
Foreign currency cash flow hedges –
Consumer-to-consumer	Other assets	33.2	15.1	Other liabilities	17.3	31.0

Total		$33.2	$46.1		$17.3	$31.0

Derivatives—undesignated:
Foreign currency –
Global business payments	Other assets	$58.0	$58.9	Other liabilities	$50.6	$48.2
Foreign currency –
Consumer-to-consumer	Other assets	3.2	4.9	Other liabilities	2.3	1.4

Total		$61.2	$63.8		$52.9	$49.6

Total derivatives		$94.4	$109.9		$70.2	$80.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three months ended March 31, 2010 and 2009 (in millions):

Fair Value Hedges

The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended March 31, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on				Gain/(Loss) Recognized in Income on
	Derivatives				Related Hedged Item(c)
	Income Statement				Income Statement
	Location	Amount			Location	Amount
		March 31,	March 31,			March 31,	March 31,
Derivatives		2010	2009	Hedged Items		2010	2009

Interest rate contracts	Interest expense	$6.2	$2.1	Fixed-rate debt	Interest expense	$0.7	$1.1

Total gain		$6.2	$2.1			$0.7	$1.1

Cash Flow Hedges

The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended March 31, 2010 and 2009 (in millions):

			Gain/(Loss) Reclassified from			Gain/(Loss) Recognized in Income on
	Amount of Gain/(Loss)		Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	Recognized in OCI on		(Effective Portion)			Excluded from Effectiveness Testing) (d)
	Derivatives (Effective		Income Statement			Income Statement
	Portion)		Location	Amount		Location	Amount
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
Derivatives	2010	2009		2010	2009		2010	2009

Foreign currency contracts	$31.7	$32.1	Revenue	$—	$17.8	Derivative gains/(losses), net	$(1.3)	$(4.1)
Interest rate contracts (e)	3.3	—	Interest expense	(0.4)	(0.4)	Derivative gains/(losses), net	—	—

Total gain/(loss)	$35.0	$32.1		$(0.4)	$17.4		$(1.3)	$(4.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Undesignated Hedges

The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three months ended March 31, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives
		Amount
		Three Months Ended
	Income Statement Location	March 31,
Derivatives		2010	2009

Foreign currency contracts (f)	Foreign exchange revenues	$4.8	$—
Foreign currency contracts (a)	Selling, general and administrative	11.2	12.0
Foreign currency contracts (g)	Derivative gains/(losses), net	1.6	1.6

Total gain/(loss)		$17.6	$13.6

(a)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. The gain of $11.2 million generated by the undesignated foreign currency contracts for the three months ended March 31, 2010, was offset by a foreign exchange loss on settlement assets and obligations and cash balances of $11.6 million. The foreign exchange gain of $12.0 million generated by the undesignated foreign currency contracts for the three months ended March 31, 2009, was offset by a foreign exchange loss on settlement assets and obligations and cash balances of $15.4 million.

(b)	The interest rate swaps held at December 31, 2009, were settled in connection with the note exchange, discussed further in Note 12, and replaced with new interest rate swaps at the end of March 2010. The unamortized gain associated with the settled interest rate swaps remains in the carrying value of the related notes.

(c)	The net gain of $0.7 million and $1.1 million in the three months ended March 31, 2010 and 2009, respectively, was comprised of a loss in value on the debt of $6.2 million and $2.1 million, respectively, and amortization of hedge accounting adjustments of $6.9 million and $3.2 million, respectively.

(d)	The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(e)	The Company uses derivatives to hedge the forecasted issuance of fixed rate debt and records the effective portion of the derivative’s fair value in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. These amounts are reclassified to “Interest expense” over the life of the related notes.

(f)	The Company uses foreign currency forward and option contracts as part of its international business-to-business payments operation. The derivative contracts are managed as part of a broader currency portfolio that includes non-derivative currency exposures.

(g)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax gain of $13.1 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2010. Approximately $1.3 million of net losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of March 31, 2010. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.	Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2010	December 31, 2009

Due in greater than one year (a):
5.400% notes (effective rate of 2.7%) due 2011 (b) (e)	$696.3	$1,000.0
6.500% notes due 2014 (c)	500.0	500.0
5.930% notes due 2016 (c)	1,000.0	1,000.0
5.253% notes (effective rate of 5.7%) due 2020 (b)	324.9	—
6.200% notes due 2036 (c)	500.0	500.0
Other borrowings	6.0	6.0

Total borrowings at par value	3,027.2	3,006.0
Fair value hedge accounting adjustments, net (a)	46.3	47.1
Unamortized discount, net (b)	(25.5)	(4.6)

Total borrowings at carrying value (d)	$3,048.0	$3,048.5

(a)	The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to “Interest expense” over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.
(b)	On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 5.400% notes due 2011 (“2011 Notes”) for 5.253% notes due 2020 (“2020 Notes”). The effective interest rate of the 2020 Notes differs from the stated rate as the notes have a par value of $324.9 million. The $21.2 million premium is being accreted over the life of the 2020 Notes. See below for additional detail relating to the note exchange.
(c)	The difference between the stated interest rate and the effective interest rate is not significant.
(d)	At March 31, 2010, the Company’s weighted average effective rate on total borrowings was 5.2%.
(e)	The effective interest rate related to the 2011 Notes includes the impact of the interest rate swaps entered into in conjunction with the assumption of the money order investments from IPS (see Note 15).

The aggregate fair value of our long-term debt, based on quotes from multiple banks, excluding the impact of discounts and related interest rate swaps, was $3,250.4 million and $3,211.3 million at March 31, 2010 and December 31, 2009, respectively.

The Company’s maturities of borrowings at par value as of March 31, 2010 are $700 million in 2011, $500 million in 2014 and $1.8 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

2020 Notes

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 2011 Notes for notes due April 1, 2020. Interest with respect to the 2020 Notes is payable semiannually on April 1 and October 1 each year based on the fixed per annum interest rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into interest expense over the life of the notes. The 2020 Notes contain covenants that, among other things, limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

In connection with the issuance of the 2020 Notes on March 30, 2010, the Company entered into a Registration Rights Agreement which will give the holders of the 2020 Notes certain exchange and registration rights, including the Company’s completion of a registered exchange offer within 360 days of the March 30, 2010 settlement date.

13.	Income Taxes

The Company’s effective tax rates on pre-tax income for the three months ended March 31, 2010 and 2009 were 24.7% and 26.6%, respectively. The Company continues to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than its combined federal and state tax rates in the United States.

Uncertain Tax Positions

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to its international operations, which were restructured in 2003. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2010 and December 31, 2009 was $503.4 million and $477.2 million, respectively, excluding interest and penalties. A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $494.7 million and $468.6 million as of March 31, 2010 and December 31, 2009, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $2.4 million and $4.3 million in interest and penalties during the three months ended March 31, 2010 and 2009, respectively. The Company has accrued $47.9 million and $45.5 million for the payment of interest and penalties at March 31, 2010 and December 31, 2009, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Subject to the matter referenced in the paragraph below, the Company has identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the three months ended March 31, 2010 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. The United States Internal Revenue Service (“IRS”) has issued a report of the results of its examination of the United States federal consolidated income tax return of First Data for 2002, and the Company believes that the resolution of the adjustments that affect the Company proposed in the report will not result in a material change to the Company’s financial position. In addition, the IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of March 31, 2010, interest on the alleged amounts due for unagreed adjustments would be approximately $31 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter of 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, the Company filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. The Company believes its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, the Company’s tax provision related to 2003 and later years would materially increase. The IRS has now commenced an examination of the United States federal consolidated income tax returns of First Data that cover the Company’s 2005 and pre-spin-off 2006 taxable periods and also has commenced an examination of the Company’s federal consolidated income tax return for the post-spin-off 2006 period. The Irish income tax returns of certain subsidiaries for the years 2005 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

In 2010, the Company made a $250 million refundable tax deposit relating to potential United States federal tax liabilities, including those arising from the Company’s 2003 international restructuring, which have been previously accrued in the Company’s financial statements. The deposit was recorded as a reduction to “Income taxes payable” in the Condensed Consolidated Balance Sheets and a decrease in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

At March 31, 2010, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $2.1 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

14.	Stock Compensation Plans

For the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense of $10.4 million and $8.4 million, respectively, resulting from stock options, restricted stock awards, restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. During the first quarter of 2010, the Company granted 3.8 million options at a weighted-average exercise price of $16.01 and 1.3 million restricted stock units at a weighted-average grant date fair value of $15.56.

As of March 31, 2010, the Company had 44.6 million outstanding options at a weighted-average exercise price of $18.54, and had 35.4 million options exercisable at a weighted-average exercise price of $19.09. Approximately 37% of the outstanding options at March 31, 2010, were held by employees of First Data. The Company had 3.5 million non-vested restricted stock awards and units at a weighted-average grant-date fair value of $14.91 as of March 31, 2010.

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the three months ended March 31, 2010:

Stock options granted:
Weighted-average risk-free interest rate	2.7%
Weighted-average dividend yield	1.3%
Volatility	34.0%
Expected term (in years)	5.7
Weighted-average grant date fair value	$5.08

All assumptions used to calculate the fair value of Western Union’s stock options granted during the three months ended March 31, 2010 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15.	Segments

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

The global business payments segment processes payments from consumers or businesses to other businesses. The results of the Company’s existing consumer-to-business operations as well as the recently acquired Custom House business have been combined in this segment as both are focused on facilitating payments. For further information on Custom House, see Note 3.

All businesses that have not been classified into consumer-to-consumer or global business payments are reported as “Other.” These businesses primarily include the Company’s money order services businesses. Effective October 1, 2009 (the “Transition Date”), IPS assigned and transferred to the Company certain operating assets used by IPS to issue Western Union branded money orders and approximately $860 million of cash sufficient to satisfy all outstanding money order liabilities. On the Transition Date, the Company assumed IPS’s role as issuer of the money orders, including its obligation to pay outstanding money orders, and terminated the existing agreement whereby IPS paid Western Union a fixed return of 5.5% on the outstanding money order balances. Following the Transition Date, Western Union invested the cash received from IPS in high-quality, investment grade securities, primarily tax exempt United States state and municipal securities, in accordance with applicable regulations, which are the same as those currently governing the investment of the Company’s United States originated money transfer principal. The Company now derives investment income from actual interest generated on money order settlement assets invested in those securities. In 2008, the Company entered into interest rate swaps on certain of its fixed rate notes to reduce its exposure to fluctuations in interest rates. Through a combination of the revenue generated from the new investment securities and the anticipated interest expense savings resulting from the interest rate swaps, the Company estimates that it should be able to retain, subsequent to the transition, a materially comparable after-tax rate of return through 2011 as it had been receiving under the agreement with IPS.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the Company’s reportable segment results for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Consumer-to-consumer:
Transaction fees	$807.0	$785.6
Foreign exchange revenues	211.9	204.3
Other revenues	11.3	13.8

	1,030.2	1,003.7
Global business payments:
Transaction fees	148.0	163.0
Foreign exchange revenues	26.2	0.8
Other revenues	7.6	10.4

	181.8	174.2
Other:
Transaction fees	10.7	9.9
Commission and other revenues	10.0	13.4

	20.7	23.3

Total consolidated revenues	$1,232.7	$1,201.2

Operating income/(loss):
Consumer-to-consumer	$282.7	$286.7
Global business payments	37.6	50.5
Other	(4.5)	3.7

Total consolidated operating income	$315.8	$340.9

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 2.

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the “company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout the Annual Report on Form 10-K for the year ended December 31, 2009. The statements are only as of the date they are made, and the company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in immigration laws, patterns and other factors related to migrants; our ability to adapt technology in response to changing industry and consumer needs or trends; our failure to develop and introduce new products, services and enhancements, and gain market acceptance of such products; the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering and terrorist financing, and/or changing regulatory or enforcement interpretations of those laws; failure to comply with the settlement agreement with the State of Arizona; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof; changes in general economic conditions and economic conditions in the regions and industries in which we operate; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us; political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; our ability to resolve tax matters with the Internal Revenue Service and other tax authorities consistent with our reserves; mergers, acquisitions and integration of acquired businesses and technologies into our company, and the realization of anticipated financial benefits from these acquisitions; changes in, and failure to manage effectively exposure to, foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide; our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; failure to implement agent contracts according to schedule; deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally; failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers; any material breach of security of or interruptions in any of our systems; adverse rating actions by credit rating agencies; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other money transfer services providers, including telecommunications providers, card associations, card-based payment providers and electronic and internet providers; our ability to protect our brands and our other intellectual property rights; our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; cessation of various services provided to us by third-party vendors; changes in industry standards affecting our business; changes in accounting standards, rules and interpretations; our ability to attract and retain qualified key employees and to manage our workforce successfully; significantly slower growth or declines in the money transfer market and other markets in which we operate; adverse consequences from our spin-off from First Data Corporation (“First Data”); decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; decisions to change our business mix; catastrophic events; and management’s ability to identify and manage these and other risks.

Overview

We are a leading provider of money transfer services, operating in two business segments:

•	Consumer-to-consumer money transfer services, provided primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•	Global business payments, which allows for the processing of payments from consumers or businesses to other businesses. Our business payments services allow consumers to make payments to a variety of organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. We also provide international business-to-business payment services which facilitate cross-border, cross-currency payment transactions. On September 1, 2009, we acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House facilitates cross-border, cross-currency payment transactions. While we continue to pursue further international expansion of our offerings in this segment, the significant majority of the segment’s revenue was generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue for all periods presented.

Significant Financial and Other Highlights

Significant financial and other highlights for the three months ended March 31, 2010 included:

•	We generated $1,232.7 million in total consolidated revenues compared to $1,201.2 million for the comparable period in the prior year, representing an increase of 3%. The acquisition of Custom House contributed $25.6 million to revenue for the three months ended March 31, 2010.

•	We generated $315.8 million in consolidated operating income compared to $340.9 million for the comparable period in the prior year, representing a decrease of 7%.

•	Our operating income margin was 26% compared to 28% for the comparable period in the prior year.

•	Consolidated net income was $207.9 million, down 7% compared to the same period in the prior year.

•	Our consumers transferred $18 billion in consumer-to-consumer principal, of which $16 billion related to cross-border principal, which represented increases of 8% in consumer-to-consumer principal and 7% in cross-border principal over the comparable period in the prior year.

•	Consolidated cash flows provided by operating activities were $74.4 million and were impacted by a $250 million refundable tax deposit we made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements.

•	We exchanged $303.7 million of aggregate principal amount of our 5.400% notes due 2011 for $324.9 million aggregate principal amount of 5.253% (effective rate of 5.7%) notes due 2020.

Consolidation of Variable Interest Entities

On January 1, 2010, we adopted new accounting standards for the consolidation of variable interest entities. These new accounting standards amend the evaluation criteria to determine whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The new guidance also requires an ongoing reassessment of the primary beneficiary. Adoption of these new requirements did not have an impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2010 compared to the same period in 2009. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions have been eliminated.

Overview

The following table sets forth our results of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
			%
	2010	2009	Change
(in millions, except per share amounts)

Revenues:
Transaction fees	$965.7	$958.5	1%
Foreign exchange revenues	238.1	205.1	16%
Commission and other revenues	28.9	37.6	(23)%

Total revenues	1,232.7	1,201.2	3%
Expenses:
Cost of services	714.6	669.1	7%
Selling, general and administrative	202.3	191.2	6%

Total expenses	916.9	860.3	7%

Operating income	315.8	340.9	(7)%
Other income/(expense):
Interest income	0.9	3.7	(76)%
Interest expense	(38.8)	(40.0)	(3)%
Derivative losses, net	(0.9)	(3.6)	*
Other income/(expense), net	(1.0)	4.2	*

Total other expense, net	(39.8)	(35.7)	11%

Income before income taxes	276.0	305.2	(10)%
Provision for income taxes	68.1	81.3	(16)%

Net income	$207.9	$223.9	(7)%

Earnings per share:
Basic	$0.30	$0.32	(6)%
Diluted	$0.30	$0.32	(6)%
Weighted-average shares outstanding:
Basic	681.9	707.1
Diluted	684.2	708.0

*	Calculation not meaningful

Revenues Overview

The majority of transaction fees and foreign exchange revenues were contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.” Consolidated revenues increased 3% over the prior year during the three months ended March 31, 2010. The revenue increase was attributable to our consumer-to-consumer transaction growth, the acquisition of Custom House, which contributed $25.6 million to revenue and is included in our global business payments segment, and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue growth by approximately 2%, as discussed below. Offsetting these factors were price decreases, primarily related to pricing reductions taken in the domestic business (transactions between and within the United States and Canada) and geographic mix and product mix, including a higher percentage of revenue earned from intra-country activity.

The Europe, Middle East, Africa and South Asia (“EMEASA”) region of our consumer-to-consumer segment represented 44% of our total consolidated revenue for the three months ended March 31, 2010. EMEASA revenue growth was primarily driven by transaction growth and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue.

The Americas region (including North America, Latin America, the Caribbean and South America) of our consumer-to-consumer segment represented 31% of our total consolidated revenue for the three months ended March 31, 2010. The region experienced revenue declines despite transaction growth primarily due to the pricing reductions taken in the fourth quarter of 2009.

The global business payments segment, which is discussed in greater detail in “Segment Discussion,” experienced revenue growth during the three months ended March 31, 2010 compared to the corresponding period in the prior year due to our acquisition of Custom House, which contributed $25.6 million of revenue for the three months ended March 31, 2010, which was offset by declines in our United States bill payments businesses.

Foreign exchange revenues increased for the three months ended March 31, 2010 over the corresponding previous period due to foreign exchange revenues contributed from our acquisition of Custom House. Excluding the impact of Custom House, foreign exchange revenues growth was primarily driven by revenue from our international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a benefit to transaction fees and foreign exchange revenues for the three months ended March 31, 2010 of $20.0 million over the same period in the prior year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The impact to earnings per share during the periods was less than the revenue impact due to the translation of expenses and our foreign currency hedging program. The largest impact was related to the EMEASA region.

Operating Expenses Overview

Cost of services

Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services, and expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services increased for the three months ended March 31, 2010 compared to the corresponding previous period primarily due to the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses, and incremental costs associated with Custom House. Also contributing to the increase in cost of services were incremental operating costs, including investments in technology and costs associated with our money order business. Cost of services as a percentage of revenue was 58% and 56% for the three months ended March 31, 2010 and 2009, respectively. The increase in cost of services as a percentage of revenue for the three months ended March 31, 2010 compared to the corresponding period in

2009 was primarily due to incremental operating costs, including investments in technology, costs associated with our money order business and currency impacts, including the effect of foreign currency hedges.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three months ended March 31, 2010 compared to the same period in the prior year due to incremental costs associated with Custom House and FEXCO and higher employee compensation expenses, offset by the timing of marketing initiatives.

During the three months ended March 31, 2010 and 2009, marketing related expenditures, principally classified within SG&A, were approximately 4% of revenue for both periods. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for consumer-to-consumer revenues and other initiatives in order to best maximize the return on these investments.

Total other expense, net

Total other expense, net increased during the three months ended March 31, 2010 compared to the corresponding period in 2009 primarily due to financing costs incurred in connection with our note exchange and a decrease in interest income due to repayment of a note receivable due from an agent.

Income taxes

Our effective tax rates on pre-tax income were 24.7% and 26.6% for the three months ended March 31, 2010 and 2009, respectively. We continue to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than our combined federal and state tax rates in the United States. Recent proposed changes to United States tax laws, if enacted, could potentially adversely affect our future effective tax rate. We are closely monitoring the proposed changes, and the potential effect on our future effective tax rate will depend on the final form of any new law.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of March 31, 2010, the total amount of unrecognized tax benefits of $551.3 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of March 31, 2010, interest on the alleged amounts due for unagreed adjustments would be approximately $31 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. We believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase, which could materially impact our financial position, results of operations and cash flows.

In 2010, we made a $250 million refundable tax deposit relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

Earnings per share

During the three months ended March 31, 2010 and 2009, basic earnings per share were $0.30 and $0.32, respectively, and diluted earnings per share were $0.30 and $0.32, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2010 and 2009, there were 35.6 million and 43.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share decreased for the three months ended March 31, 2010 compared to the same period in the prior year as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. The lower number of shares outstanding was driven by stock repurchases exceeding stock option exercises from January 1, 2009 through March 31, 2010.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and global business payments. Businesses not considered part of these segments are categorized as “Other.”

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009

Consumer-to-consumer (a)
EMEASA	44%	43%
Americas	31%	33%
APAC	9%	8%

Total consumer-to-consumer	84%	84%
Global business payments	15%	14%
Other	1%	2%

	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	% Change
(dollars and transactions in millions)

Revenues:
Transaction fees	$807.0	$785.6	3%
Foreign exchange revenues	211.9	204.3	4%
Other revenues	11.3	13.8	(18)%

Total revenues	$1,030.2	$1,003.7	3%

Operating income	$282.7	$286.7	(1)%
Operating income margin	27%	29%
Key indicator:
Consumer-to-consumer transactions	49.6	45.9	8%

The table below sets forth transaction and revenue growth/(decline) rates by region for the three months ended March 31, 2010.

Three Months Ended
March 31, 2010

Consumer-to-consumer transaction growth (a)
EMEASA	6%
Americas	8%
APAC	15%
Consumer-to-consumer revenue growth/(decline) (a)
EMEASA	5%
Americas	(3)%
APAC	14%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 7% of consolidated Western Union revenues during both the three months ended March 31, 2010 and 2009. No individual country, other than the United States, represented more than approximately 6% of our consolidated revenues during both of the three month periods ended March 31, 2010 and 2009.

Transaction fees and foreign exchange revenues

Consumer-to-consumer money transfer revenue grew 3% for the three months ended March 31, 2010 over the same period in 2009 primarily due to transaction growth of 8% and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted our revenue growth by approximately 3% for the three months ended March 31, 2010, as discussed below. Offsetting the impact of transaction growth were price decreases, primarily related to pricing reductions taken in the domestic business and geographic mix and product mix, including a higher percentage of revenue earned from intra-country activity. Our international consumer-to-consumer business experienced revenue growth of 6% on transaction growth of 8% for the three months ended March 31, 2010. Our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer business outside of the United States also experienced revenue growth on transaction increases for the three months ended March 31, 2010 as a result of the same factors described above.

Revenue in our EMEASA region increased 5% during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to transaction growth and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue, as well as several of the other factors described above. The majority of our largest European markets experienced revenue increases while growth rates for the Gulf States were flat during the three months ended March 31, 2010 compared to the same period in 2009. Our money transfer business to India for the three months ended March 31, 2010 versus the same periods in 2009 continued to grow with transaction growth of 6% and revenue growth of 7%. However, this growth has slowed compared to the fourth quarter of 2009 due partially to lower send transactions from the Gulf States.

Americas revenue declined despite transaction growth for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the pricing reductions taken in the fourth quarter of 2009. Our domestic business experienced revenue declines of 13% on transaction growth of 18% for the three months ended March 31, 2010 due to these factors. However, the revenue declines moderated from the declines experienced in the three months ended December 31, 2009. Our Mexico business also contributed to the revenue decline in the Americas region with revenue declines of 7% and transaction declines of 3% for the three months ended March 31, 2010. Our United States outbound business experienced both transaction and revenue growth in the three months ended March 31, 2010.

APAC revenue increased 14% due to transaction growth of 15% for the three months ended March 31, 2010 compared to the same period in 2009, and the positive impact of translating foreign currency denominated revenues into the United States dollar, as further described below. China’s revenue increased 21% on transaction growth of 8% for the three months ended March 31, 2010.

Foreign exchange revenues for the three months ended March 31, 2010 grew compared to the same period in 2009, primarily driven by revenue from our international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a benefit to transaction fees and foreign exchange revenues for the three months ended March 31, 2010 of $21.9 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The largest impact was related to the EMEASA region.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account growth opportunities and competitive factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. Although pricing impacts were a higher percentage of revenue in the first quarter of 2010, we anticipate that fee decreases and foreign exchange actions will be approximately 3% of total Western Union revenue for the full year 2010 compared to approximately 2% for the full year 2009.

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 420,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of March 31, 2010, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valuta® and Vigo(sm)) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-consumer operating income decreased 1% during the three months ended March 31, 2010, compared to the same period in 2009 primarily due to incremental operating costs, including investments in technology and higher employee compensation costs, offset by the timing of marketing initiatives. Operating income was also impacted by currency, including the effect of foreign currency hedges. The change in the operating income margin for the three months ended March 31, 2010 compared to the same period in the prior year was driven by these same factors.

Global Business Payments Segment

The following table sets forth our global business payments segment results of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(dollars and transactions in millions)	2010	2009	% Change

Revenues:
Transaction fees	$148.0	$163.0	(9)%
Foreign exchange revenues	26.2	0.8	*
Other revenues	7.6	10.4	(27)%

Total revenues	$181.8	$174.2	4%

Operating income	$37.6	$50.5	(26)%
Operating income margin	21%	29%
Key indicator:
Global business payments transactions	98.2	105.9	(7)%

*	Calculation not meaningful

Revenues

During the three months ended March 31, 2010, the global business payments segment revenue was positively impacted by our acquisition of Custom House, which contributed $25.6 million of revenue, and growth in the Pago Fácil business. Offsetting these increases were revenue declines in our United States bill payments businesses as many United States consumers who would use our services continue to have difficulty paying their bills and continue to be unable to obtain credit in any form, resulting in us handling fewer bill payments. The ongoing trend away from cash based bill payments and competitive pressures, which resulted in lower volumes and a shift to lower revenue per transaction products, also contributed to the revenue declines. Due to these factors, we expect to see revenue declines in our United States consumer-to-business service offerings throughout the remainder of 2010.

The significant majority of Custom House’s revenue, which is primarily included in foreign exchange revenues, is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. Although the significant majority of the segment’s revenues were generated in the United States for the three months ended March 31, 2010, we expect the proportion of international revenue, specifically foreign exchange revenue, will grow in future periods as a percentage of total revenue due to our acquisition of Custom House and the continuing declines in the United States businesses.

The transaction decline during the three months ended March 31, 2010 compared to the same period in 2009 was driven by declines in our United States bill payments businesses.

Operating income

For the three months ended March 31, 2010, operating income decreased compared to the same period in the prior year primarily due to operating income declines related to the United States-based bill payments business and investing and operating costs, including amortization expense, associated with Custom House.

The decline in operating income margin in the segment is primarily due to the increased costs associated with the acquisition of Custom House and declines in our United States bill payments businesses.

Other

The following table sets forth other results for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change

Revenues	$20.7	$23.3	(11)%
Operating income	$(4.5)	$3.7	*
Operating income margin	*	16%

*	Calculation not meaningful

Revenues

Revenue, generated primarily from our money order services business, declined for the three months ended March 31, 2010 compared to the same period in the prior year. We experienced a decrease in the amount of revenue recognized related to our money order services business as we no longer receive a fixed return of 5.5% from Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, on outstanding money order balances as we did for the first quarter of 2009. We now derive investment income from actual interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal securities, which generally have a lower rate of return than we were receiving under our previous agreement with IPS. In 2008, we entered into interest rate swaps on certain of our fixed rate notes to reduce our exposure to fluctuations in interest rates. Through a combination of the revenue generated from the new investment securities and the anticipated interest expense savings resulting from the interest rate swaps, we estimate that we should be able to retain, subsequent to the transition, a materially comparable after-tax rate of return through 2011 as we had been receiving under the agreement with IPS.

Operating income

During the three months ended March 31, 2010, the decrease in operating income was due to the decrease in revenue from our money order services business as described above, and promotional marketing activities related to our prepaid business in the United States, offset by the elimination of costs incurred in 2009 associated with evaluating and closing acquisitions.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, driven primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings, timing of income tax payments, including our refundable tax deposit described further in “Cash Flows from Operating Activities” and collections on receivables, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters, and a corresponding increase to the first and third quarters.

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

We believe we have adequate liquidity to meet our business needs, including dividends and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. In addition, we have capacity to borrow up to $1.5 billion in the aggregate under our commercial paper program and revolving credit facility which were not drawn on at March 31, 2010. The revolving credit facility expires in September 2012.

Cash and Investment Securities

As of March 31, 2010, we had cash and cash equivalents of $1.5 billion, of which $709 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses internationally.

In 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. In 2009, we received partial distributions totaling $255.5 million from the Fund, of which $193.6 million was received in the first quarter of 2009. For further information regarding this redemption receivable, see “Credit Risk” in the “Risk Management” section below.

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

Investment securities, included in settlement assets, were $1.2 billion as of March 31, 2010. Substantially all of these investments are state and municipal debt instruments. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold investment securities for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value. Under the Payment Services Directive in the European Union, we expect to have a similar portfolio of investment securities, which we will manage in a similar manner and under similar guidelines as our current portfolio.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high-quality investments, including diversifying our investment portfolio. As of March 31, 2010, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of March 31, 2010, there were no investments with a single issuer or individual securities representing more than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $74.4 million during the three months ended March 31, 2010, from $356.6 million in the comparable period in the prior year, primarily due to a $250 million refundable tax deposit made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

Financing Resources

On March 30, 2010, we exchanged $303.7 million of aggregate principal amount of our 2011 Notes for notes due April 1, 2020. Interest with respect to the 2020 Notes is payable semiannually on April 1 and October 1 each year based on the fixed per annum interest rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into interest expense over the life of the notes. The 2020 Notes contain covenants that, among other things, limit or restrict our ability and certain of our subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. We may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

At March 31, 2010, we have outstanding borrowings at par value of $3,027.2 million. The substantial majority of these outstanding borrowings consist of unsecured fixed rate notes and associated swaps with maturities ranging from 2011 to 2036, including our 2020 Notes which were issued in March 2010 and exchanged for a portion of our 2011 Notes, as discussed above. Our revolving credit facility expires in September 2012 and includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The revolving credit facility, which is diversified through a group of 15 participating institutions, is used to provide general liquidity for us and to support borrowings under our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion was approximately 20%. The substantial majority of the banks within this group had credit ratings of “A-” or better from a major credit rating agency as of March 31, 2010. As of March 31, 2010, there were no borrowings outstanding under the revolving credit facility.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, to the extent there are no borrowings outstanding on our revolving credit facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding at March 31, 2010.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our $1.5 billion revolving credit facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $14.7 million and $15.8 million for the three months ended March 31, 2010 and 2009, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

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

Share Repurchases and Dividends

During the three months ended March 31, 2010 and 2009, 12.4 million and 8.8 million of shares were repurchased for $200.0 million and $100.0 million, excluding commissions, at an average cost of $16.17 and $11.39 per share, respectively. At March 31, 2010, $800.0 million remains available under share repurchase authorizations approved by our Board of Directors.

During the first quarter of 2010, our Board of Directors declared a quarterly cash dividend of $0.06 per common share representing $40.5 million in total dividends. This amount was paid on March 31, 2010 to shareholders of record on March 19, 2010. During the first quarter of 2009, no dividend was declared or paid.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit pension plans for which we have a recorded unfunded pension obligation of $123.7 million as of March 31, 2010. We are required to fund $15 million to the plans in 2010, and may make an additional discretionary contribution of up to $10 million.

Other Commercial Commitments

We had $88.8 million in outstanding letters of credit and bank guarantees at March 31, 2010, with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of March 31, 2010, our total amount of unrecognized income tax benefits is $551.3 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2009 Annual Report on Form 10-K, for which there were no material changes, included:

•	Income taxes

•	Derivative financial instruments

•	Other intangible assets

•	Goodwill impairment testing

•	Acquisitions—purchase price allocation

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

At December 31, 2009, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $27 million based on our 2010 forecast of consumer-to-consumer unhedged exposure to foreign currency. The exposure as of March 31, 2010 is not materially different based on our forecast of unhedged exposure to foreign currency through March 31, 2011. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at March 31, 2010 of $2.7 billion. Approximately $1.8 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest bearing assets consist of highly rated state and municipal obligations, the majority of which are fixed rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the condensed consolidated balance sheets. As interest rates rise, the fair value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “settlement assets” in the condensed consolidated balance sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “total stockholders’ equity” on our condensed consolidated balance sheets.

As of March 31, 2010, $750 million of our total $3,048.0 million in borrowings was effectively floating rate debt through interest rate swap agreements, changing our fixed-rate debt to LIBOR-based floating rate debt, with average spreads of approximately 400 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. No commercial paper borrowings were outstanding as of March 31, 2010.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and optimize returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. At March 31, 2010, our weighted average effective rate was 5.2%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $8 million annually based on borrowings on March 31, 2010 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2010 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $18 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

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

On September 15, 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. In 2009, we received partial distributions totaling $255.5 million from the Fund. We continue to vigorously pursue collection of the remaining balance and believe we have a right to full payment of the remaining amount based on the written and verbal representations from the Reserve Management Company, the Fund’s investment advisor, and our legal position. However, given the increased uncertainty surrounding the numerous third-party legal claims associated with the Fund, we reserved $12 million representing the estimated impact of pro-rata distribution of the Fund during 2009. As of March 31, 2010, we had a remaining receivable balance of $30.6 million, net of the related reserve, which is included in “other assets” in the condensed consolidated balance sheet. If further deterioration occurs in the underlying assets in the Fund, or if the Fund incurs significant legal and/or administrative costs during the distribution process, we may record additional reserves related to the remaining receivable balance, which could negatively affect our financial position, results of operations and cash flows.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. In addition, we are exposed to credit risk directly from consumer transactions particularly through our internet services and electronic channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. We perform a credit review before each agent signing and conduct periodic analyses. Our losses associated with agent and consumer bad debts have been less than 1% of our revenues in all periods presented. We continue to monitor the credit worthiness of our agents, and due to the challenging economy, we closed agents at higher rates in 2009 than in prior years, primarily small retailers in the United States. Closing agents may impact transactions and revenues.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2010, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2009, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency) for the year then ended (not presented herein) and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Denver, Colorado
May 6, 2010

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of shares of the Company’s common stock during the first quarter of 2010:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Repurchased as Part of	May Yet Be Repurchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
	Shares Repurchased*	Paid per Share	Plans or Programs**	Programs (in millions)

January 1 – 31	—	—	—	$1,000.0
February 1 – 28	8,463,465	$16.20	8,450,000	$863.1
March 1 – 31	3,920,300	$16.09	3,920,300	$800.0

Total	12,383,765	$16.17	12,370,300

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	At March 31, 2010, $800.0 million remains available under share repurchase authorizations approved by the Company’s Board of Directors. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On May 6, 2010, the Company, Western Union LLC and Ms. Christina A. Gold entered into the Letter Agreement described in the Current Report filed by the Company on Form 8-K on April 27, 2010, which sets forth the terms of Ms. Gold’s continued employment with and separation from the Company. In addition to the terms of the Letter Agreement described in the Form 8-K, the Letter Agreement, as signed by the parties, provides that the payment schedule set forth in the Company’s existing Severance / Change in Control Policy (Executive Committee Level) (the “Policy”) which is applicable to the cash severance benefits payable to

Ms. Gold will be revised so that, subject to the other applicable terms of the Policy, the timing of cash payments will be such that $1,370,208.33 will be paid in a lump sum amount to Ms. Gold on the first paydate next following August 31, 2010, and the remaining cash severance benefits will be paid to her in substantially equal installments consistent with the Policy and the Company’s payroll practices beginning July 15, 2011.

A copy of the Letter Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company
(Registrant)

Date: May 6, 2010

By:	/s/ Scott T. Scheirman
Scott T. Scheirman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2010

By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

4.1		Form of 5.253% 144A Note due 2020 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 and incorporated herein by reference thereto)
4.2		Form of 5.253% Regulation S Note due 2020 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 2, 2010 and incorporated herein by reference thereto)
4.3		Registration Rights Agreement, dated as of March 30, 2010, among The Western Union Company and J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Barclays Capital Inc., Deutsche Bank Securities Inc. and KeyBanc Capital Markets Inc., as dealer managers (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 2, 2010 and incorporated herein by reference thereto)
10.1		Letter Agreement, dated May 6, 2010, between The Western Union Company, Western Union LLC and Christina Gold
10.2		Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan*
10.3		Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan*
10.4		Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan*
10.5		Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan*
12		Computation of Ratio of Earnings to Fixed Charges
15		Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information
31.1		Certification of Principal Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2		Certification of Principal Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.