Form 10-Q
period 2010-06-30
Western Union CO
filed 2010-08-04
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of July 30, 2010, 660,120,082 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

INDEX

		PAGE
		NUMBER

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009	3
	Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
	Report of Independent Registered Public Accounting Firm	49

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	(Removed and Reserved)	51
Item 5.	Other Information	51
Item 6.	Exhibits	51
EX-10.1
EX-10.2
EX-10.3
EX-12
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Transaction fees	$995.5	$999.9	$1,961.2	$1,958.4
Foreign exchange revenues	249.3	217.2	487.4	422.3
Commission and other revenues	28.6	37.2	57.5	74.8

Total revenues	1,273.4	1,254.3	2,506.1	2,455.5
Expenses:
Cost of services	727.7	700.3	1,442.3	1,369.4
Selling, general and administrative	234.7	212.3	437.0	403.5

Total expenses	962.4	912.6	1,879.3	1,772.9

Operating income	311.0	341.7	626.8	682.6
Other income/(expense):
Interest income	0.5	2.8	1.4	6.5
Interest expense	(41.1)	(39.8)	(79.9)	(79.8)
Derivative gains/(losses), net	0.7	0.8	(0.2)	(2.8)
Other income/(expense), net	1.2	(9.8)	0.2	(5.6)

Total other expense, net	(38.7)	(46.0)	(78.5)	(81.7)

Income before income taxes	272.3	295.7	548.3	600.9
Provision for income taxes	51.3	75.5	119.4	156.8

Net income	$221.0	$220.2	$428.9	$444.1

Earnings per share:
Basic	$0.33	$0.31	$0.63	$0.63
Diluted	$0.33	$0.31	$0.63	$0.63
Weighted-average shares outstanding:
Basic	669.3	700.6	675.6	703.8
Diluted	671.6	702.7	677.9	705.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	June 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$1,746.8	$1,685.2
Settlement assets	2,341.3	2,389.1
Property and equipment, net of accumulated depreciation of $354.8 and $335.4, respectively	196.1	204.3
Goodwill	2,156.5	2,143.4
Other intangible assets, net of accumulated amortization of $401.7 and $355.4, respectively	471.8	489.2
Other assets	435.2	442.2

Total assets	$7,347.7	$7,353.4

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$469.3	$501.2
Settlement obligations	2,341.3	2,389.1
Income taxes payable	305.7	519.0
Deferred tax liability, net	276.6	268.9
Borrowings	3,296.5	3,048.5
Other liabilities	258.6	273.2

Total liabilities	6,948.0	6,999.9
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 661.6 shares and 686.5 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	6.6	6.9
Capital surplus	73.2	40.7
Retained earnings	364.9	433.2
Accumulated other comprehensive loss	(45.0)	(127.3)

Total stockholders’ equity	399.7	353.5

Total liabilities and stockholders’ equity	$7,347.7	$7,353.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net income	$428.9	$444.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30.1	26.9
Amortization	55.5	45.9
Stock compensation expense	20.6	16.2
Other non-cash items, net	(4.9)	28.6
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	64.2	10.7
Accounts payable and accrued liabilities	(36.3)	(24.0)
Income taxes payable (Note 14)	(213.5)	67.7
Other liabilities	(18.5)	(9.8)

Net cash provided by operating activities	326.1	606.3
Cash flows from investing activities
Capitalization of contract costs	(13.0)	(5.5)
Capitalization of purchased and developed software	(9.8)	(6.5)
Purchases of property and equipment	(20.8)	(27.9)
Acquisition of business, net of cash acquired	—	(145.2)
Proceeds from receivable for securities sold	—	234.9
Repayments of notes receivable issued to agents	16.9	11.1

Net cash (used in)/provided by investing activities	(26.7)	60.9
Cash flows from financing activities
Proceeds from exercise of options	11.9	5.9
Cash dividends paid	(80.1)	—
Common stock repurchased	(417.1)	(100.1)
Net repayments of commercial paper	—	(82.8)
Net proceeds from issuance of borrowings	247.5	496.6
Principal payments on borrowings	—	(500.0)

Net cash used in financing activities	(237.8)	(180.4)

Net change in cash and cash equivalents	61.6	486.8
Cash and cash equivalents at beginning of period	1,685.2	1,295.6

Cash and cash equivalents at end of period	$1,746.8	$1,782.4

Supplemental cash flow information:
Interest paid	$77.8	$83.0
Income taxes paid (Note 14)	$341.4	$84.3
Non-cash exchange of 5.400% notes due 2011 for 5.253% notes due 2020	$303.7	$—

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

The Western Union business consists of the following segments:

•	Consumer-to-consumer—money transfer services between consumers, primarily through a global network of third-party agents using the Company’s multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•	Global business payments—the processing of payments from consumers or businesses to other businesses. The Company’s business payments services allow consumers to make payments to a variety of organizations including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. As described further in Note 4, in September 2009, the Company acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House facilitates cross-border, cross-currency payment transactions. While the Company continues to pursue further international expansion of its offerings in this segment, the majority of the segment’s revenue was generated in the United States during all periods presented.

All businesses that have not been classified into the consumer-to-consumer or global business payments segments are reported as “Other” and primarily include the Company’s money order services business.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of June 30, 2010, the amount of net assets subject to these limitations totaled nearly $190 million.

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

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of June 30, 2010 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Restructuring and Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are generally recognized when the liability is incurred. The Company also evaluates impairment issues associated with restructuring activities when the carrying amount of the assets may not be fully recoverable, in accordance with the appropriate accounting guidance. Restructuring and related expenses consist of direct and incremental expenses associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of the Company’s IT infrastructure; and other expenses related to the relocation of various operations to new or existing Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and the acceleration of depreciation. For more information on the Company’s restructuring and related expenses see Note 3.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

For the three months ended June 30, 2010 and 2009, there were 36.8 million and 38.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive. For the six months ended June 30, 2010 and 2009, there were 36.2 million and 41.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic weighted-average shares outstanding	669.3	700.6	675.6	703.8
Common stock equivalents	2.3	2.1	2.3	1.4

Diluted weighted-average shares outstanding	671.6	702.7	677.9	705.2

Cash Dividends Paid

During the first half of 2010, the Company’s Board of Directors declared quarterly cash dividends of $0.06 per common share representing $80.1 million in total dividends. Of this amount, $40.5 million was paid on March 31, 2010 to shareholders of record on March 19, 2010 and $39.6 million was paid on June 30, 2010 to shareholders of record on June 18, 2010. During the first half of 2009, no dividend was declared or paid.

3.	Restructuring and Related Expenses

On May 25, 2010, the Company’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s overall headcount by approximately 175 positions and migrate approximately 550 positions from various facilities, primarily within the United States and Europe, to regionalized operating centers upon completion of the Restructuring Plan. The Company expects to incur approximately $80 million of expenses, including expenses related to the Restructuring Plan and the planned departure of an executive announced in the second quarter of 2010. The $80 million in expenses consists of approximately $60 million for severance and employee related benefits, approximately $10 million for facility closures, including lease terminations; and approximately $10 million for other expenses. Included in these estimated expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. Subject to complying with and undertaking the necessary individual and collective employee information and consultation obligations as may be required by local law for potentially affected employees, the Company expects all of these activities to be completed by the end of 2011, with the significant majority of these expenses expected to be incurred by the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

end of 2010. The foregoing figures are the Company’s estimates and are subject to change as the proposed Restructuring Plan continues to be implemented.

The following table summarizes the activity for the restructuring and related expenses discussed above and the related restructuring accruals for the three and six months ended June 30, 2010 (in millions):

	Severance	Fixed Asset
	and	Write-Offs and
	Employee	Accelerated	Lease
	Related	Depreciation	Terminations	Other (b)	Total

Balance, December 31, 2009	$—	$—	$—	$—	$—
Expenses (a)	33.5	0.1	—	0.9	34.5
Cash payments	(0.3)	—	—	(0.3)	(0.6)
Non-cash charges (a)	(0.2)	(0.1)	—	—	(0.3)

Balance, June 30, 2010	$33.0	$—	$—	$0.6	$33.6

Cumulative expenses incurred to date	$33.5	$0.1	$—	$0.9	$34.5
Additional expenses expected to be incurred	26.5	1.9	8.0	9.1	45.5

Total expected expenses	$60.0	$2.0	$8.0	$10.0	$80.0

(a)	Expenses include non-cash write-offs and accelerated depreciation of fixed assets and leasehold improvements. However, these amounts were recognized outside of the restructuring accrual.

(b)	Other expenses related to the relocation of various operations to new and existing Company facilities include expenses for hiring, training, relocation, travel and professional fees. All such expenses will be recorded when incurred.

Restructuring and related expenses are reflected in the Condensed Consolidated Statements of Income as follows (in millions):

Three and Six Months Ended
June 30, 2010

Cost of services	$9.4
Selling, general and administrative	25.1

Total restructuring and related expenses, pre-tax	$34.5

Total restructuring and related expenses, net of tax	$22.4

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

		Global
	Consumer-to-	Business
	Consumer	Payments	Other	Total

Expenses incurred to date	$26.2	$6.9	$1.4	$34.5
Additional expenses expected to be incurred	36.9	6.2	2.4	45.5

Total expected expenses	$63.1	$13.1	$3.8	$80.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4.	Acquisitions

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

The valuation of assets acquired resulted in $118.1 million of identifiable intangible assets, $99.8 million of which were attributable to customer and other contractual relationships and were valued using an income approach and $18.3 million of other intangibles, which were valued using both income and cost approaches. These fair values were derived using primarily unobservable Level 3 inputs which require significant management judgment and estimation. For the remaining assets and liabilities excluding goodwill, fair value approximated carrying value. The intangible assets related to customer and other contractual relationships are being amortized over 10 to 12 years. The remaining intangibles are being amortized over three to five years. The goodwill recognized of $272.2 million is attributable to the projected long-term business growth in current and new markets and an assembled workforce. All goodwill relates entirely to the global business payments segment. The assessment of goodwill expected to be deductible for United States income tax purposes is approximately $225.1 million. The net deferred tax liability of $31.9 million and the resulting impacts on goodwill are preliminary and will be completed once the Company finalizes its tax review for this acquisition. In addition, the Company is finalizing its analysis of certain settlement related accounts, which may also result in an adjustment to goodwill.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

FEXCO

On February 24, 2009, the Company acquired the money transfer business of European-based FEXCO, one of the Company’s largest agents providing services in a number of European countries, primarily the United Kingdom, Spain, Sweden and Ireland. The acquisition of FEXCO’s money transfer business has assisted the Company in the implementation of the Payment Services Directive (“PSD”) in the European Union by providing an initial operating infrastructure. The PSD has allowed the Company to operate under a single license in 27 european countries and, in those European Union countries where the Company has been limited to working with banks, post-banks and foreign exchange houses, to expand its network to additional types of businesses. The acquisition does not impact the Company’s revenue, because the Company was already recording all of the revenue arising from money transfers originating at FEXCO’s locations. As of the acquisition date, the Company no longer incurs commission costs for transactions related to FEXCO; rather, the Company now pays commissions directly to former FEXCO subagents, resulting in lower overall commission expense. The Company’s operating expenses include costs attributable to FEXCO’s operations subsequent to the acquisition date.

Prior to the acquisition, the Company held a 24.65% interest in FEXCO Group Holdings (“FEXCO Group”), which was a holding company for both the money transfer business as well as various unrelated businesses. The Company surrendered its 24.65% interest in FEXCO Group as non-cash consideration, which had an estimated fair value of $86.2 million on the acquisition date, and paid €123.1 million ($157.4 million) as additional consideration for all of the common shares of the money transfer business, resulting in a total purchase price of $243.6 million. The Company recognized no gain or loss in connection with the disposition of its equity interest in the FEXCO Group, because its estimated fair value approximated its carrying value. The Company recorded the assets and liabilities of FEXCO at fair value, excluding the deferred tax liability.

5.	Receivable for Securities Sold

On September 15, 2008, Western Union requested redemption of its shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. Western Union included the value of the receivable in “Other assets” in the Condensed Consolidated Balance Sheets. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that the Company’s redemption trades would be honored at a $1.00 per share net asset value. In 2009, the Company received partial distributions totaling $255.5 million from the Fund. The Company continues to vigorously pursue collection of the remaining balance and believes it has a right to full payment of the remaining amount based on the written and verbal representations from the Manager and the Company’s legal position. However, given the increased uncertainty surrounding the numerous third-party legal claims associated with the Fund, the Company reserved $12 million representing the estimated impact of a pro-rata distribution of the Fund during the quarter ended June 30, 2009. As of June 30, 2010, the Company had a remaining receivable balance of $30.6 million, net of the related reserve. The Company anticipates receiving a distribution pending the resolution of the legal matters surrounding the Fund. If the Fund incurs significant legal, administrative or other costs during the distribution process, the Company may record additional reserves related to the remaining receivable balance, although such amounts are not expected to be significant.

6.	Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

additional information on how Western Union measures fair value, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table reflects assets and liabilities that were measured and carried at fair value on a recurring basis as of June 30, 2010 (in millions):

				Assets/
				Liabilities
	Fair Value Measurement Using			at Fair
	Level 1	Level 2	Level 3	Value

Assets:
State and municipal obligations	$—	$854.9	$—	$854.9
State and municipal variable rate demand notes	—	351.5	—	351.5
Corporate debt securities	—	20.5	—	20.5
Other	0.2	—	—	0.2
Derivatives	—	154.8	—	154.8

Total assets	$0.2	$1,381.7	$—	$1,381.9

Liabilities:
Derivatives	$—	$73.7	$—	$73.7

Total liabilities	$—	$73.7	$—	$73.7

No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2010.

Other Fair Value Measurements

The carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company’s borrowings had a carrying value and fair value of $3,296.5 million and $3,535.2 million, respectively, at June 30, 2010 and had a carrying value and fair value of $3,048.5 million and $3,211.3 million, respectively, at December 31, 2009 (see Note 13).

7.	Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had $84.3 million in outstanding letters of credit and bank guarantees at June 30, 2010 with expiration dates through 2015, the significant majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the third quarter of 2009, the Company recorded an accrual of $71.0 million for an anticipated agreement and settlement with the State of Arizona. On February 11, 2010, the Company signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, the Company expects to make certain investments in its compliance programs along the United States and Mexico border and to engage a monitor for that program, which are expected to cost up to $23 million over the next two to four years. During the six months ended June 30, 2010, cash payments of $41 million were made related to the agreement and settlement.

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

In May 2007, the Company initiated litigation against MoneyGram Payment Systems, Inc. (“MoneyGram”) for infringement of the Company’s Money Transfer by Phone patents by MoneyGram’s FormFree service. On September 24, 2009, a jury found that MoneyGram was liable for patent infringement and awarded the Company $16.5 million in damages. This case is on appeal to the United States Court of Appeals for the Federal Circuit. In accordance with its policies, the Company does not recognize gain contingencies in earnings until realization and collectability are assured and, therefore, due to MoneyGram’s challenges to the verdict, the Company has not recognized any amounts in its Condensed Consolidated Statement of Income through June 30, 2010.

On January 26, 2006, the First Data Corporation (“First Data”) Board of Directors announced its intention to pursue the distribution of all of its money transfer and consumer payments business and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the “Separation” or “Spin-off”). The Spin-off resulted in the formation of the Company and these assets and businesses no longer being part of First Data. Pursuant to the separation and distribution agreement with First Data in connection with the Spin-off, First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company’s business with the Company and financial responsibility for the obligations and liabilities of First Data’s retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the Spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the Spin-off (see Note 14).

8.	Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2010 and 2009 totaled $44.5 million and $46.2 million, respectively, and $89.2 million and $99.7 million for the six months ended June 30, 2010 and 2009, respectively. Commission expense recognized for FEXCO prior to February 24, 2009, the date of the acquisition (see Note 4), was considered a related party transaction.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In July 2009, the Company appointed a director who is also a director for a company holding significant investments in two of the Company’s existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $12.8 million and $13.2 million for the three months ended June 30, 2010 and 2009, respectively, and $26.3 million and $25.6 million for the six months ended June 30, 2010 and 2009, respectively, related to these agents.

9.	Settlement Assets and Obligations

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

Settlement assets and obligations consisted of the following (in millions):

	June 30,	December 31,
	2010	2009

Settlement assets:
Cash and cash equivalents	$193.8	$161.9
Receivables from selling agents and business-to-business customers	920.4	1,004.4
Investment securities	1,227.1	1,222.8

	$2,341.3	$2,389.1

Settlement obligations:
Money transfer, money order and payment service payables	$1,894.5	$1,954.8
Payables to agents	446.8	434.3

	$2,341.3	$2,389.1

Investment securities consist primarily of high-quality state and municipal debt obligations. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. Western Union does not hold investment securities for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments and through investment diversification. At June 30, 2010, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

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

In the fourth quarter of 2009, the Company received cash from Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, in connection with the Company assuming the responsibility of issuing money orders. The Company invested the cash received from IPS in investment securities, including variable rate demand notes. Generally, variable rate demand notes are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days, although they have varying maturity dates through 2049. As a result, the frequency of purchases and proceeds received by the Company has increased.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2010 and 2009 were $7.0 billion and $3.7 billion, respectively.

The components of investment securities, all of which are classified as available-for-sale, were as follows (in millions):

					Net
			Gross	Gross	Unrealized
	Amortized	Fair	Unrealized	Unrealized	Gains/
June 30, 2010	Cost	Value	Gains	Losses	(Losses)

State and municipal obligations (a)	$845.4	$854.9	$11.3	$(1.8)	$9.5
State and municipal variable rate demand notes	351.5	351.5	—	—	—
Corporate debt securities	20.2	20.5	0.3	—	0.3
Other	0.1	0.2	0.1	—	0.1

	$1,217.2	$1,227.1	$11.7	$(1.8)	$9.9

					Net
			Gross	Gross	Unrealized
	Amortized	Fair	Unrealized	Unrealized	Gains/
December 31, 2009	Cost	Value	Gains	Losses	(Losses)

State and municipal obligations (a)	$686.4	$696.4	$10.6	$(0.6)	$10.0
State and municipal variable rate demand notes	513.8	513.8	—	—	—
Corporate debt securities	12.2	12.4	0.2	—	0.2
Other	0.1	0.2	0.1	—	0.1

	$1,212.5	$1,222.8	$10.9	$(0.6)	$10.3

(a)	The majority of these securities are fixed rate instruments.

The following summarizes the contractual maturities of investment securities as of June 30, 2010 (in millions):

Fair
Value

Due within 1 year	$87.0
Due after 1 year through 5 years	737.5
Due after 5 years through 10 years	99.0
Due after 10 years	303.6

$1,227.1

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $42.5 million, $33.9 million and $275.1 million, are included in the “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10.	Comprehensive Income

The components of other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$221.0	$220.2	$428.9	$444.1
Unrealized gains/losses on investments securities:
Unrealized gains/(losses)	(1.7)	1.0	0.7	3.0
Tax benefit/(expense)	0.7	(0.4)	(0.2)	(1.1)
Reclassification of gains into earnings	(0.2)	—	(1.1)	(1.7)
Tax expense	—	—	0.4	0.6

Net unrealized gains/(losses) on investment securities	(1.2)	0.6	(0.2)	0.8
Unrealized gains/losses on hedging activities:
Unrealized gains/(losses)	49.2	(52.7)	84.2	(20.6)
Tax benefit/(expense)	(5.6)	8.4	(9.8)	3.8
Reclassification of gains into earnings	(10.2)	(15.5)	(9.8)	(32.9)
Tax expense	1.0	2.3	0.6	5.0

Net unrealized gains/(losses) on hedging activities	34.4	(57.5)	65.2	(44.7)
Foreign currency translation adjustments:
Foreign currency translation adjustments	8.8	(2.0)	19.5	(22.3)
Tax benefit/(expense)	(1.7)	0.7	(4.1)	7.8
Reclassification of gains into earnings (a)	—	—	—	(23.1)
Tax expense	—	—	—	8.1

Net foreign currency translation adjustments	7.1	(1.3)	15.4	(29.5)
Pension liability adjustments:
Reclassification of losses into earnings	1.5	0.9	3.1	1.8
Tax benefit	(0.5)	(0.4)	(1.2)	(0.8)

Net pension liability adjustments	1.0	0.5	1.9	1.0

Total other comprehensive income	$262.3	$162.5	$511.2	$371.7

(a)	The six months ended June 30, 2009 includes the impact to the foreign currency translation account of the surrender of the Company’s interest in FEXCO Group. See Note 4.

11.	Employee Benefit Plans

The Company has two frozen defined benefit pension plans for which it had a recorded unfunded pension obligation of $111.0 million and $124.2 million as of June 30, 2010 and December 31, 2009, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. Through July 2010, the Company has made contributions totaling approximately $22 million to the plans, including a discretionary contribution of $10 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table provides the components of net periodic benefit cost for the plans (in millions):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest cost	$5.0	$5.9	$10.0	$11.8
Expected return on plan assets	(5.1)	(6.1)	(10.2)	(12.3)
Amortization of actuarial loss	1.5	0.9	3.1	1.8

Net periodic benefit cost	$1.4	$0.7	$2.9	$1.3

12.	Derivatives

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

The Company executes derivatives related to its consumer-to-consumer business with established financial institutions, with the substantial majority of these financial institutions having credit ratings of “A−” or better from a major credit rating agency. The Company executes global business payments derivatives, as a result of its acquisition of Custom House, mostly with small and medium size enterprises. The credit risk inherent in both the consumer-to-consumer and global business payments agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties’ ability to perform. The Company’s hedged foreign currency exposures are in liquid currencies, consequently there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Foreign Currency—Consumer-to-Consumer

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. At June 30, 2010, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.

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

The aggregate United States dollar notional amounts of foreign currency forward contracts as of June 30, 2010 were as follows (in millions):

Contracts not designated as hedges:
Euro	$225.5
British pound	37.8
Other	43.7
Contracts designated as hedges:
Euro	$513.3
Canadian dollar	102.0
British pound	83.9
Other	92.2

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

The aggregate United States dollar notional amounts of foreign currency derivative customer contracts held by the Company as of June 30, 2010 were approximately $1.2 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar and the British pound.

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

The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in “Accumulated other comprehensive loss.” Such derivatives were used in connection with the note exchange and note issuance discussed in Note 13.

At both June 30, 2010 and December 31, 2009, the Company held interest rate swaps in an aggregate notional amount of $750 million. Of this aggregate notional amount held at June 30, 2010, $695 million related to notes due in 2011 and $55 million related to notes due in 2014.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

Derivatives—hedges:
Interest rate fair value hedges – Corporate	Other assets	$3.5	$31.0	Other liabilities	$—	$—
Foreign currency cash flow hedges – Consumer-to-consumer	Other assets	68.1	15.1	Other liabilities	6.0	31.0

Total		$71.6	$46.1		$6.0	$31.0

Derivatives—undesignated:
Foreign currency – Global business payments	Other assets	$75.7	$58.9	Other liabilities	$67.1	$48.2
Foreign currency – Consumer-to-consumer	Other assets	7.5	4.9	Other liabilities	0.6	1.4

Total		$83.2	$63.8		$67.7	$49.6

Total derivatives		$154.8	$109.9		$73.7	$80.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and six months ended June 30, 2010 and 2009 (in millions):

Fair Value Hedges

The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended June 30, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on				Gain/(Loss) Recognized in Income on
	Derivatives				Related Hedged Item(b)
	Income Statement				Income Statement
	Location	Amount			Location	Amount
		June 30,	June 30,			June 30,	June 30,
Derivatives		2010	2009	Hedged Items		2010	2009

Interest rate contracts	Interest expense	$3.7	$(1.1)	Fixed-rate debt	Interest expense	$1.9	$5.6

Total gain		$3.7	$(1.1)			$1.9	$5.6

The following table presents the location and amount of gains/(losses) from fair value hedges for the six months ended June 30, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on				Gain/(Loss) Recognized in Income on
	Derivatives				Related Hedged Item(b)
	Income Statement				Income Statement
	Location	Amount			Location	Amount
		June 30,	June 30,			June 30,	June 30,
Derivatives		2010	2009	Hedged Items		2010	2009

Interest rate contracts	Interest expense	$9.9	$1.0	Fixed-rate debt	Interest expense	$2.6	$6.7

Total gain		$9.9	$1.0			$2.6	$6.7

Cash Flow Hedges

The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended June 30, 2010 and 2009 (in millions):

			Gain/(Loss) Reclassified from			Gain/(Loss) Recognized in Income on
	Amount of Gain/(Loss)		Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	Recognized in OCI on		(Effective Portion)			Excluded from Effectiveness Testing) (c)
	Derivatives (Effective		Income Statement			Income Statement
	Portion)		Location	Amount		Location	Amount
	June 30,	June 30,		June 30,	June 30,		June 30,	June 30,
Derivatives	2010	2009		2010	2009		2010	2009
Foreign currency contracts	$56.7	$(52.7)	Revenue	$10.6	$15.9	Derivative gains/(losses), net	$(1.7)	$2.4
Interest rate contracts (d)	(7.5)	—	Interest expense	(0.4)	(0.4)	Interest expense	(0.1)	—

Total gain/(loss)	$49.2	$(52.7)		$10.2	$15.5		$(1.8)	$2.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the six months ended June 30, 2010 and 2009 (in millions):

			Gain/(Loss) Reclassified from
	Amount of Gain/(Loss)		Accumulated OCI into Income			Gain/(Loss) Recognized in Income on
	Recognized in OCI on		(Effective Portion)			Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	Derivatives (Effective		Income Statement			Income Statement
	Portion)		Location	Amount		Location	Amount
	June 30,	June 30,		June 30,	June 30,		June 30,	June 30,
Derivatives	2010	2009		2010	2009		2010	2009

Foreign currency contracts	$88.4	$(20.6)	Revenue	$10.6	$33.7	Derivative gains/(losses), net	$(3.0)	$(1.7)
Interest rate contracts (d)	(4.2)	—	Interest expense	(0.8)	(0.8)	Interest expense	(0.1)	—

Total gain/(loss)	$84.2	$(20.6)		$9.8	$32.9		$(3.1)	$(1.7)

Undesignated Hedges

The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and six months ended June 30, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives
	Income Statement Location	Amount
		Three Months		Six Months
		Ended		Ended
		June 30,		June 30,
Derivatives		2010	2009	2010	2009

Foreign currency contracts (e)	Foreign exchange revenue	$5.3	$—	$10.1	$—
Foreign currency contracts (a)	Selling, general and administrative	37.1	1.5	48.3	13.5
Foreign currency contracts (f)	Derivative gains/(losses), net	3.4	(3.5)	5.0	(1.9)

Total gain/(loss)		$45.8	$(2.0)	$63.4	$11.6

(a)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. The gain of $37.1 million and $48.3 million generated by the undesignated foreign currency contracts for the three and six months ended June 30, 2010, respectively, was offset by a foreign exchange loss on settlement assets and obligations and cash balances of $37.8 million and $49.4 million, respectively. The foreign exchange gain of $1.5 million and $13.5 million generated by the undesignated foreign currency contracts for the three and six months ended June 30, 2009, respectively, was offset by a foreign exchange loss on settlement assets and obligations and cash balances of $2.2 million and $17.6 million, respectively.

(b)	The net gain of $1.9 million and $5.6 million in the three months ended June 30, 2010 and 2009, respectively, was comprised of a (loss)/gain in value on the debt of ($3.7) million and $1.1 million, respectively, and amortization of hedge accounting adjustments of $5.6 million and $4.5 million, respectively. The net gain of $2.6 million and $6.7 million in the six months ended June 30, 2010 and 2009, respectively, was comprised of a loss in value on the debt of $9.9 million and $1.0 million, respectively, and amortization of hedge accounting adjustments of $12.5 million and $7.7 million, respectively.

(c)	The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(d)	The Company uses derivatives to hedge the forecasted issuance of fixed rate debt and records the effective portion of the derivative’s fair value in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. These amounts are reclassified to “Interest expense” over the life of the related notes.

(e)	The Company uses foreign currency forward and option contracts as part of its international business-to-business payments operation. The derivative contracts are managed as part of a broader currency portfolio that includes non-derivative currency exposures.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax gain of $42.8 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2010. Approximately $1.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of June 30, 2010. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

13.	Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2010	December 31, 2009

Due in greater than one year (a):
5.400% notes (effective rate of 2.8%) due 2011 (b)(c)	$696.3	$1,000.0
6.500% notes due 2014 (d)	500.0	500.0
5.930% notes due 2016 (d)	1,000.0	1,000.0
5.253% notes due 2020 (b)(d)	324.9	—
6.200% notes due 2036 (d)	500.0	500.0
6.200% notes due 2040 (e)	250.0	—
Other borrowings	6.0	6.0

Total borrowings at par value	3,277.2	3,006.0
Fair value hedge accounting adjustments, net (a)	44.5	47.1
Unamortized discount, net (b)	(25.2)	(4.6)

Total borrowings at carrying value (f)	$3,296.5	$3,048.5

(a)	The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to “Interest expense” over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(b)	On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 5.400% notes due 2011 (“2011 Notes”) for 5.253% unsecured notes due 2020 (“2020 Notes”). The 5.7% effective interest rate of the 2020 Notes differs from the stated rate as the notes have a par value of $324.9 million. The $21.2 million premium is being accreted over the life of the 2020 Notes. See below for additional detail relating to the note exchange.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(c)	The effective interest rate related to the 2011 Notes includes the impact of the interest rate swaps entered into in conjunction with the assumption of the money order investments from IPS.

(d)	The difference between the stated interest rate and the effective interest rate is not significant.

(e)	On June 21, 2010, the Company issued $250.0 million of aggregate principal amount of 6.200% unsecured notes due 2040 (the “2040 Notes”). In anticipation of this issuance, the Company entered into interest rate swaps to fix the interest rate of the debt issuance, and recorded a loss on the swaps of $7.5 million, which increased the effective rate to 6.3%, in “Accumulated other comprehensive loss,” which will be amortized into interest expense over the life of the 2040 Notes. See below for additional detail relating to the debt issuance.

(f)	At June 30, 2010, the Company’s weighted average effective rate on total borrowings was approximately 5.3%.

The aggregate fair value of our long-term debt, based on quotes from multiple banks, excluding the impact of discounts and related interest rate swaps, was $3,535.2 million and $3,211.3 million at June 30, 2010 and December 31, 2009, respectively.

The Company’s maturities of borrowings at par value as of June 30, 2010 are $700 million in 2011, $500 million in 2014 and $2.1 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

2040 Notes

On June 21, 2010, the Company issued $250.0 million of aggregate principal amount of unsecured notes due June 21, 2040. Interest with respect to the 2040 Notes is payable semiannually on June 21 and December 21 each year based on the fixed per annum interest rate of 6.200%. The 2040 Notes contain covenants that, among other things, limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2040 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

2020 Notes

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 2011 Notes for unsecured notes due April 1, 2020. Interest with respect to the 2020 Notes is payable semiannually on April 1 and October 1 each year based on the fixed per annum interest rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into interest expense over the life of the notes. The 2020 Notes contain covenants that, among other things, limit or restrict the ability of certain subsidiaries of the Company to incur certain indebtedness, and limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

In connection with the issuance of the 2020 Notes on March 30, 2010, the Company entered into a Registration Rights Agreement which will give the holders of the 2020 Notes certain exchange and registration rights, including the Company’s completion of a registered exchange offer within 360 days of the March 30, 2010 settlement date.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

14.	Income Taxes

The Company’s effective tax rates on pre-tax income for the three months ended June 30, 2010 and 2009 were 18.8% and 25.5%, respectively, and 21.8% and 26.1% for the six months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, the Company continued to benefit from an increasing proportion of profits being foreign-derived, and therefore, taxed at lower rates than its combined federal and state tax rates in the United States. In addition, during the second quarter of 2010 the Company recognized a benefit from the settlement with the United States Internal Revenue Service (“IRS”) of certain issues arising in the 2002-04 tax years.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2010 and December 31, 2009 was $530.4 million and $477.2 million, respectively, excluding interest and penalties. A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $522.5 million and $468.6 million as of June 30, 2010 and December 31, 2009, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $0.3 million and $2.2 million in interest and penalties during the three months ended June 30, 2010 and 2009, respectively, and $2.7 million and $6.5 million during the six months ended June 30, 2010 and 2009, respectively. The Company has accrued $48.2 million and $45.5 million for the payment of interest and penalties at June 30, 2010 and December 31, 2009, respectively.

Subject to the matter referenced in the paragraph below, the Company has identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the six months ended June 30, 2010 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. In the second quarter of 2010, the IRS, First Data and the Company reached a resolution of all outstanding issues related to First Data’s United States federal consolidated income tax return for 2002 (which included issues related to the Company). The resolution did not result in a material change to the Company’s financial position. In addition, the IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of June 30, 2010, interest on the alleged amounts due for unagreed adjustments would be approximately $33 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter of 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, the Company filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. The Company believes its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, the Company’s tax provision related to 2003 and later years would materially increase. An examination of the United States federal consolidated income tax returns of First Data that cover the Company’s 2005 and pre-spin-off 2006 taxable periods is ongoing, as is an examination of the Company’s United States federal consolidated income tax returns for the 2006 post-spin-off period, 2007 and 2008. The Irish income tax returns of certain subsidiaries for the years 2005 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

In the first quarter of 2010, the Company made a $250 million refundable tax deposit relating to potential United States federal tax liabilities, including those arising from the Company’s 2003 international restructuring, which have been previously accrued in the Company’s financial statements. The deposit was recorded as a reduction to “Income taxes payable” in the Condensed Consolidated Balance Sheets and a decrease in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

At June 30, 2010, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $2.3 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Also under the tax allocation agreement, with respect to taxes and other liabilities that result from a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion) (“Spin-off Related Taxes”), the Company will be liable to First Data for any such Spin-off Related Taxes attributable solely to actions taken by or with respect to the Company. In addition, the Company will also be liable for half of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (ii) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on the Company’s business, financial position and results of operations. First Data generally will be liable for all Spin-off Related Taxes, other than those described above.

15.	Stock Compensation Plans

For the three and six months ended June 30, 2010, the Company recognized stock-based compensation expense of $10.2 million and $20.6 million, respectively, resulting from stock options, restricted stock awards, restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2009, the Company recognized stock-based compensation expense of $7.8 million and $16.2 million, respectively. During the first half of 2010, the Company granted 3.9 million options at a weighted-average exercise price of $16.06 and 1.4 million restricted stock units at a weighted-average grant date fair value of $15.62. During the first half of 2010, the Company had stock option and restricted stock cancellations and forfeitures of 2.8 million and 0.6 million, respectively, mainly due to restructuring activities.

As of June 30, 2010, the Company had 43.1 million outstanding options at a weighted-average exercise price of $18.61, and had 35.0 million options exercisable at a weighted-average exercise price of $19.10. Approximately 37% of the outstanding options at June 30, 2010 were held by employees of First Data. The Company had 2.9 million non-vested restricted stock awards and units at a weighted-average grant-date fair value of $15.23 as of June 30, 2010.

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the six months ended June 30, 2010:

Stock options granted:
Weighted-average risk-free interest rate	2.7%
Weighted-average dividend yield	1.3%
Volatility	34.0%
Expected term (in years)	5.7
Weighted-average grant date fair value	$5.09

All assumptions used to calculate the fair value of Western Union’s stock options granted during the six months ended June 30, 2010 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

16.	Segments

As previously described in Note 1, the Company classifies its businesses into two reportable segments: consumer-to-consumer and global business payments. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

evaluated regularly by the Company’s CODM in deciding where to allocate resources and in assessing performance.

The consumer-to-consumer reporting segment is viewed as one global network where a money transfer can be sent from one location to another, around the world. The segment consists of three regions, which primarily coordinate agent network management and marketing activities. The CODM makes decisions regarding resource allocation and monitors performance based on specific corridors within and across these regions, but also reviews total revenue and operating profit of each region. These regions frequently interact on transactions with consumers and share processes, systems and licenses, thereby constituting one global consumer-to-consumer money transfer network. The regions and corridors generally offer the same services distributed by the same agent network, have the same types of customers, are subject to similar regulatory requirements, are processed on the same system and have similar economic characteristics, allowing the geographic regions to be aggregated into one reporting segment.

The global business payments segment processes payments from consumers or businesses to other businesses. The results of the Company’s existing consumer-to-business operations as well as the acquired Custom House business have been combined in this segment as both are focused on facilitating payments. For further information on Custom House, see Note 4.

All businesses that have not been classified into consumer-to-consumer or global business payments are reported as “Other.” These businesses primarily include the Company’s money order services businesses.

During both the three and six months ended June 30, 2010, the Company incurred expenses of $34.5 million for restructuring and related activities, which were not allocated to segments. While these items were identifiable to the Company’s segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 3.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Consumer-to-consumer:
Transaction fees	$843.0	$835.6	$1,650.0	$1,621.2
Foreign exchange revenues	220.0	216.5	431.9	420.8
Other revenues	10.1	13.4	21.4	27.2

	1,073.1	1,065.5	2,103.3	2,069.2
Global business payments:
Transaction fees	142.4	154.2	290.4	317.2
Foreign exchange revenues	29.3	0.7	55.5	1.5
Other revenues	7.6	9.5	15.2	19.9

	179.3	164.4	361.1	338.6
Other:
Transaction fees	10.1	10.1	20.8	20.0
Commission and other revenues	10.9	14.3	20.9	27.7

	21.0	24.4	41.7	47.7

Total consolidated revenues	$1,273.4	$1,254.3	$2,506.1	$2,455.5

Operating income/(loss):
Consumer-to-consumer	$312.4	$293.6	$595.1	$580.3
Global business payments	33.8	44.1	71.4	94.6
Other	(0.7)	4.0	(5.2)	7.7

Total segment operating income	345.5	341.7	661.3	682.6
Restructuring and related expenses	(34.5)	—	(34.5)	—

Total consolidated operating income	$311.0	$341.7	$626.8	$682.6

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in immigration laws, patterns and other factors related to migrants; our ability to adapt technology in response to changing industry and consumer needs or trends; our failure to develop and introduce new products, services and enhancements, and gain market acceptance of such products; the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering and terrorist financing, and/or changing regulatory or enforcement interpretations of those laws; failure to comply with the settlement agreement with the State of Arizona; the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated there-under; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code of 1986, as amended, and governmental or judicial interpretations thereof; changes in general economic conditions and economic conditions in the regions and industries in which we operate; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us; political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; our ability to resolve tax matters with the Internal Revenue Service and other tax authorities consistent with our reserves; mergers, acquisitions and integration of acquired businesses and technologies into our company, and the realization of anticipated financial benefits from these acquisitions; changes in, and failure to manage effectively exposure to, foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide; our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; failure to implement agent contracts according to schedule; deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally; failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers; any material breach of security of or interruptions in any of our systems; adverse rating actions by credit rating agencies; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other money transfer services providers, including telecommunications providers, card associations, card-based payment providers and electronic and internet providers; our ability to protect our brands and our other intellectual property rights; our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; cessation of various services provided to us by third-party vendors; changes in industry standards affecting our business; changes in accounting standards, rules and interpretations; our ability to attract and retain qualified key employees and to manage our workforce successfully; significantly slower growth or declines in the money transfer market and other markets in which we operate; adverse consequences from our spin-off from First Data Corporation (“First Data”); decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; decisions to change our business mix; catastrophic events; and management’s ability to identify and manage these and other risks.

Overview

We are a leading provider of money transfer services, operating in two business segments:

•	Consumer-to-consumer money transfer services, provided primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•	Global business payments, which allows for the processing of payments from consumers or businesses to other businesses. Our business payments services allow consumers to make payments to a variety of organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. We also provide international business-to-business payment services which facilitate cross-border, cross-currency payment transactions. On September 1, 2009, we acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House facilitates cross-border, cross-currency payment transactions. While we continue to pursue further international expansion of our offerings in this segment, the majority of the segment’s revenue was generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue for all periods presented.

Significant Financial and Other Highlights

Significant financial and other highlights for the three and six months ended June 30, 2010 included:

•	We generated $1,273.4 million and $2,506.1 million, respectively, in total consolidated revenues compared to $1,254.3 million and $2,455.5 million, respectively, for the comparable periods in the prior year, representing an increase of 2% in both periods. The acquisition of Custom House contributed $28.5 million and $54.1 million to revenue for the three and six months ended June 30, 2010, respectively.

•	We incurred $34.5 million of restructuring and related expenses, as described within “Operating expenses overview,” and estimate we will incur a total of approximately $80 million of restructuring and related expenses through 2011 related to the announced actions. No restructuring and related expenses were recognized in the corresponding periods in 2009.

•	We generated $311.0 million and $626.8 million in consolidated operating income, respectively, compared to $341.7 million and $682.6 million, respectively, for the comparable periods in the prior year, representing a decrease of 9% and 8%, respectively. The current year results include $34.5 million of restructuring and related expenses mentioned above.

•	Our operating income margin was 24% and 25%, respectively, compared to 27% and 28%, respectively, for the comparable periods in the prior year. The current year results include $34.5 million of restructuring and related expenses mentioned above.

•	Consolidated net income was $221.0 million and $428.9 million, respectively, representing flat net income and a decrease of 3% over the comparable periods in the prior year, respectively. The current year results include $22.4 million in restructuring and related expenses, net of tax.

•	Our consumers transferred $18 billion and $36 billion in consumer-to-consumer principal, respectively, of which $17 billion and $33 billion related to cross-border principal, which represented increases of 7% in consumer-to-consumer principal and 6% in cross-border principal over both of the comparable periods in the prior year.

•	Consolidated cash flows provided by operating activities for the six months ended June 30, 2010 were $326.1 million and were impacted by a $250 million refundable tax deposit we made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Also impacting consolidated cash flows provided by operating activities were cash payments of $41.0 million related to the multi-state agreement and settlement.

•	We issued $250 million of aggregate principal amount of our 6.200% notes due 2040 (“2040 Notes”) during the three months ended June 30, 2010.

•	We exchanged $303.7 million of aggregate principal amount of our 5.400% notes due 2011 (“2011 Notes”) for $324.9 million aggregate principal amount of 5.253% (effective rate of 5.7%) notes due 2020 (“2020 Notes”) during the six months ended June 30, 2010.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2010 compared to the same periods in 2009. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions have been eliminated.

We incurred expenses of $34.5 million for the three and six months ended June 30, 2010 for restructuring and related activities, which have not been allocated to segments. No restructuring and related expenses were recognized in the corresponding periods in 2009. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

Overview

The following table sets forth our results of operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2010	2009	% Change	2010	2009	% Change

Revenues:
Transaction fees	$995.5	$999.9	—%	$1,961.2	$1,958.4	—%
Foreign exchange revenues	249.3	217.2	15%	487.4	422.3	15%
Commission and other revenues	28.6	37.2	(23)%	57.5	74.8	(23)%

Total revenues	1,273.4	1,254.3	2%	2,506.1	2,455.5	2%
Expenses:
Cost of services	727.7	700.3	4%	1,442.3	1,369.4	5%
Selling, general and administrative	234.7	212.3	11%	437.0	403.5	8%

Total expenses	962.4	912.6	5%	1,879.3	1,772.9	6%

Operating income	311.0	341.7	(9)%	626.8	682.6	(8)%
Other income/(expense):
Interest income	0.5	2.8	(82)%	1.4	6.5	(78)%
Interest expense	(41.1)	(39.8)	3%	(79.9)	(79.8)	—%
Derivative gains/(losses), net	0.7	0.8	*	(0.2)	(2.8)	*
Other income/(expense), net	1.2	(9.8)	*	0.2	(5.6)	*

Total other expense, net	(38.7)	(46.0)	(16)%	(78.5)	(81.7)	(4)%

Income before income taxes	272.3	295.7	(8)%	548.3	600.9	(9)%
Provision for income taxes	51.3	75.5	(32)%	119.4	156.8	(24)%

Net income	$221.0	$220.2	—%	$428.9	$444.1	(3)%

Earnings per share:
Basic	$0.33	$0.31	6%	$0.63	$0.63	—%
Diluted	$0.33	$0.31	6%	$0.63	$0.63	—%
Weighted-average shares outstanding:
Basic	669.3	700.6		675.6	703.8
Diluted	671.6	702.7		677.9	705.2

*	Calculation not meaningful

Revenues Overview

The majority of transaction fees and foreign exchange revenues were contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.”

For the three months ended June 30, 2010 compared to the corresponding period in the prior year, consolidated revenue increased 2% due to consumer-to-consumer transaction growth and the acquisition of Custom House, which contributed $28.5 million to revenue. Offsetting these factors were price decreases, primarily related to pricing reductions taken in the domestic business (transactions between and within the United States and Canada) in the fourth quarter of 2009, declines in our United States bill payments businesses, geographic mix and product mix, including a higher percentage of revenue earned from intra-country activity, which has a lower revenue per transaction. The strengthening of the United States dollar compared to most other foreign currencies also negatively impacted revenue growth by approximately 1%.

For the six months ended June 30, 2010 compared to the corresponding period in the prior year, consolidated revenues increased 2% due to consumer-to-consumer transaction growth and the acquisition of Custom House, which contributed $54.1 million to revenue. Negatively impacting revenue were price decreases, primarily related to pricing reductions previously discussed, declines in our United States bill payments businesses and geographic mix and product mix, including a higher percentage of revenue earned from intra-country activity.

The Europe, Middle East, Africa and South Asia (“EMEASA”) region of our consumer-to-consumer segment represented 44% of our total consolidated revenue for both the three and six months ended June 30, 2010. For the three months ended June 30, 2010 compared to the corresponding period in the prior year, EMEASA experienced slight revenue declines despite transaction growth mainly due to the strengthening of the United States dollar in the region compared to most other foreign currencies, which negatively impacted revenue, and many of the same factors described above. For the six months ended June 30, 2010 compared to the corresponding period in the prior year, EMEASA experienced revenue growth on transaction growth, offset by many of the same factors described above.

The Americas region (including North America, Latin America, the Caribbean and South America) of our consumer-to-consumer segment represented 32% of our total consolidated revenue for both the three and six months ended June 30, 2010. For the three months ended June 30, 2010, the Americas revenue increased due to strong transaction growth, although the increase was partially offset by the impact of pricing actions taken in our domestic business in the fourth quarter of 2009. For the six months ended June 30, 2010, revenue declined despite transaction growth due to the pricing actions previously described.

The global business payments segment, which is discussed in greater detail in “Segment Discussion,” experienced revenue growth during the three and six months ended June 30, 2010 compared to the corresponding period in the prior year due to our acquisition of Custom House, which contributed $28.5 million and $54.1 million, respectively, of revenue, which was partially offset by continued declines in our United States bill payments businesses.

Foreign exchange revenues increased for the three and six months ended June 30, 2010 over the corresponding previous periods due to foreign exchange revenues contributed from our acquisition of Custom House. In addition to the impact of Custom House, foreign exchange revenues in the consumer-to-consumer segment also grew, driven primarily by revenue from the international business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction of transaction fees and foreign exchange revenues for the three months ended June 30, 2010 of $16.1 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The strengthening of the United States dollar in the second quarter of 2010 offset most of the revenue benefit of $20.0 million experienced in the first quarter of 2010, resulting in a net benefit of $3.9 million for the six months ended June 30, 2010. The largest impact was related to the EMEASA region.

Operating Expenses Overview

Restructuring and related expenses

On May 25, 2010, our Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce our overall headcount and migrate positions from various facilities, primarily within the United States and Europe, to regionalized operating centers upon completion of the Restructuring Plan. In conjunction with this decision, we expect to incur approximately $80 million, including expenses related to the Restructuring Plan and the planned departure of an executive announced in the second quarter of 2010. The $80 million in expenses consists of approximately $60 million for severance and employee related benefits, approximately $10 million for facility closures, including lease terminations; and approximately $10 million for other expenses. Included in these estimated expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. Subject to complying with and undertaking the necessary individual and collective employee information and consultation obligations as may be required by local law for potentially affected employees, we expect all of these activities to be completed by the end of 2011, with the significant majority of these expenses expected to be incurred by the end of 2010. We expect the total Restructuring Plan expenses of approximately $80 million to generate expense savings of approximately $10 million in 2010, approximately $30 million to $40 million in 2011, and approximately $50 million a year beginning in 2012, following completion of the Restructuring Plan.

For both the three and six months ended June 30, 2010, restructuring and related expenses of $9.4 million are classified within “cost of services” and $25.1 million are classified within “selling, general and administrative” in the condensed consolidated statements of income. No restructuring and related expenses were recognized in the corresponding periods in 2009.

Cost of services

Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services for both the three and six months ended June 30, 2010, expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services increased for the three months ended June 30, 2010 compared to the corresponding period primarily due to incremental costs associated with Custom House and restructuring and related expenses of $9.4 million, as described above, offset by the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses. Also contributing to the increase in cost of services for the three and six months compared to the corresponding periods in 2009 were costs associated with our money order business, which were partially offset by other operating efficiencies. For the six months ended June 30, 2010, cost of services increased compared to the corresponding period in 2009 primarily due to incremental costs associated with Custom House, the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses, restructuring and related expenses and incremental operating costs, including investments in technology. Cost of services as a percentage of revenue was 57% and 58% for the three and six months ended June 30, 2010, respectively, and 56% for the three and six months ended June 30, 2009. The increase in cost of services as a percentage of revenue for the three months ended June 30, 2010 compared to the corresponding period in 2009 was primarily due to restructuring and related expenses, costs associated with our money order business and currency impacts, including the effect of foreign currency hedges, which were partially offset by other operating efficiencies. For the six months ended June 30, 2010, the increase in cost of services as a percentage of revenue compared to the corresponding period in 2009 was primarily due to incremental operating costs, including costs associated with our money order business and investments in technology, currency impacts, including the effect of foreign currency hedges, and restructuring and related expenses, which were partially offset by other operating efficiencies.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three months ended June 30, 2010 compared to the same period in the prior year due to restructuring and related expenses of $25.1 million and incremental costs associated with Custom House, which were partially offset by lower marketing expenses. SG&A increased for the six months ended June 30, 2010 compared to the same period in the prior year due to incremental costs associated with Custom House, restructuring and related expenses and higher employee compensation expenses, which were partially offset by lower marketing expenses.

During the six months ended June 30, 2010, marketing related expenditures, principally classified within SG&A, were slightly below 4% of revenue, with marketing expenses being higher in the second quarter of 2010 compared to the first quarter of 2010. Marketing related expenditures were slightly below 5% of revenue for both the three and six months ended June 30, 2009. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for consumer-to-consumer revenues and other initiatives in order to best maximize the return on these investments.

Total other expense, net

Total other expense, net decreased during both the three and six months ended June 30, 2010 compared to the corresponding periods in 2009 primarily due to the $12 million reserve taken against our receivable from the Reserve International Liquidity Fund during the three months ended June 30, 2009, which did not recur in the current year, offset by a decrease in interest income due to repayment of a note receivable due from an agent. Financing costs incurred in connection with our note exchange in the first quarter of 2010 also offset the decrease in total other expense, net for the six months ended June 30, 2010.

Income taxes

Our effective tax rates on pre-tax income were 18.8% and 25.5% for the three months ended June 30, 2010 and 2009, respectively, and 21.8% and 26.1% for the six months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, we continued to benefit from an increasing proportion of profits being foreign-derived, and therefore, taxed at lower rates than our combined federal and state tax rates in the United States. In addition, during the second quarter of 2010 we recognized a benefit from the settlement with the IRS of certain issues arising in the 2002-04 tax years. Recent proposed changes to United States tax laws, if enacted, could potentially adversely affect our future effective tax rate. We are closely monitoring the proposed changes, and the potential effect on our future effective tax rate will depend on the final form of any new law.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of June 30, 2010, the total amount of unrecognized tax benefits was $578.6 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of June 30, 2010, interest on the alleged amounts due for unagreed adjustments would be approximately $33 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. We believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency. If the IRS’ position in the

Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase, which could materially impact our financial position, results of operations and cash flows.

In 2010, we made a $250 million refundable tax deposit relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

Earnings per share

During the three months ended June 30, 2010 and 2009, basic and diluted earnings per share were $0.33 and $0.31, respectively. During both the six months ended June 30, 2010 and 2009, basic and diluted earnings per share were $0.63. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2010 and 2009, there were 36.8 million and 38.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the six months ended June 30, 2010 and 2009, there were 36.2 million and 41.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share increased and was flat for the three and six months ended June 30, 2010, respectively, compared to the same periods in the prior year as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. The lower number of shares outstanding was driven by stock repurchases exceeding stock option exercises from January 1, 2009 through June 30, 2010.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and global business payments. Businesses not considered part of these segments are categorized as “Other.”

We incurred expenses of $34.5 million for restructuring and related activities during both the three and six months ended June 30, 2010, respectively, which were not allocated to segments. No restructuring and related expenses were recognized in the corresponding periods in 2009. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Consumer-to-consumer (a)
EMEASA	44%	45%	44%	44%
Americas	32%	32%	32%	32%
APAC	8%	8%	8%	8%

Total consumer-to-consumer	84%	85%	84%	84%
Global business payments	14%	13%	14%	14%
Other	2%	2%	2%	2%

	100%	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2010	2009	% Change	2010	2009	% Change

Revenues:
Transaction fees	$843.0	$835.6	1%	$1,650.0	$1,621.2	2%
Foreign exchange revenues	220.0	216.5	2%	431.9	420.8	3%
Other revenues	10.1	13.4	(25)%	21.4	27.2	(21)%

Total revenues	$1,073.1	$1,065.5	1%	$2,103.3	$2,069.2	2%

Operating income	$312.4	$293.6	6%	$595.1	$580.3	3%
Operating income margin	29%	28%		28%	28%
Key indicator:
Consumer-to-consumer transactions	53.1	48.7	9%	102.7	94.6	9%

The table below sets forth transaction and revenue growth/(decline) rates by region for the three and six months ended June 30, 2010.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Consumer-to-consumer transaction growth (a)
EMEASA	5%	6%
Americas	12%	10%
APAC	14%	14%
Consumer-to-consumer revenue growth/(decline) (a)
EMEASA	(1)%	2%
Americas	1%	(1)%
APAC	11%	12%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 7% of consolidated Western Union revenues during both the three and six months ended June 30, 2010 and 2009. No individual country, other than the United States, represented more than approximately 6% of our consolidated revenues during both of the three and six month periods ended June 30, 2010 and 2009.

Transaction fees and foreign exchange revenues

For the three months ended June 30, 2010 compared to the corresponding period in the prior year, consumer-to-consumer money transfer revenue grew 1% primarily due to transaction growth of 9%. Revenue growth was offset by price decreases, primarily related to pricing reductions taken in the domestic business in the fourth quarter of 2009, geographic mix and product mix, including a higher percentage of revenue earned from intra-country activity. The strengthening of the United States dollar compared to most other foreign currencies also negatively impacted revenue growth by approximately 1%.

For the six months ended June 30, 2010 compared to the corresponding period in the prior year, consumer-to-consumer money transfer revenue grew 2% primarily due to transaction growth of 9%. This growth was offset by price decreases, primarily related to pricing reductions taken in the domestic business in the fourth quarter of 2009, and geographic mix and product mix, including a higher percentage of revenue earned from intra-country activity. Our international consumer-to-consumer business experienced revenue growth of 2% and 4%, respectively, on transaction growth of 7% and 8%, respectively, for the three and six months ended June 30, 2010. Our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer business outside of the United States also experienced revenue growth on transaction increases for the three and six months ended June 30, 2010.

Revenue in our EMEASA region decreased 1% during the three months ended June 30, 2010 compared to the corresponding period in the prior year on transaction growth of 5%, and was negatively impacted by the strengthening of the United States dollar compared to most other foreign currencies in the region and many of the same factors described above. For the six months ended June 30, 2010 compared to the corresponding period in the prior year, EMEASA revenue increased 2% on transaction growth of 6%, and was also negatively impacted by many of the same factors described above.

During the three and six months ended June 30, 2010, revenue and transactions in the Gulf States declined moderately compared to the same periods in 2009. Our money transfer business to India continued to grow for the three and six months ended June 30, 2010 versus the same periods in 2009 with transaction growth of 3% and 5%, respectively, and revenue growth of 4% and 5%, respectively. However, this growth has continued to slow compared to the fourth quarter of 2009 due primarily to fewer send transactions from the Gulf States.

Americas revenue increased 1% due to transaction growth of 12% for the three months ended June 30, 2010 compared to the same period in 2009, but transaction growth was offset by pricing actions taken in the domestic business in the fourth quarter of 2009. For the six months ended June 30, 2010 compared to the same period in 2009, revenue declined despite transaction growth also due to the pricing actions taken in the fourth quarter of 2009. Our domestic business experienced revenue declines of 10% and 12% on transaction growth of 28% and 23% for the three and six months ended June 30, 2010, respectively, due to the same factors. Our United States outbound business experienced both transaction and revenue growth in the three and six months ended June 30, 2010. Our Mexico business contributed to revenue growth in the Americas region during the three months ended June 30, 2010 with revenue and transaction growth of 4% and 5%, respectively. For the six months ended June 30, 2010, Mexico revenue declined 1% on transaction growth of 1%.

APAC revenue increased 11% and 12% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to transaction growth of 14% in both periods and the weakening of the United States dollar compared to most other foreign currencies in the region, which positively impacted revenue. China’s revenue increased 11% and 16% on transaction growth of 6% and 7% for the three and six months ended June 30, 2010, respectively.

Foreign exchange revenues for the three and six months ended June 30, 2010 grew compared to the same periods in 2009, primarily driven by revenue from our international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three months ended June 30, 2010 of $15.0 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The overall strengthening of the United States dollar in the second quarter of 2010 partially offset the revenue benefit of $21.9 million experienced in the first quarter of 2010, resulting in a smaller net benefit of $6.9 million for the six months ended June 30, 2010. The largest impact was related to the EMEASA region.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account a variety of factors. Fee decreases and foreign exchange actions generally reduce margins, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. We anticipate that fee decreases and foreign exchange actions will be approximately 4% of total Western Union revenue for the full year 2010 compared to approximately 2% for the full year 2009. For the full year 2010, approximately two-thirds of these actions relate to pricing reductions taken in the domestic business.

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the approximately 430,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of June 30, 2010, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valuta® and Vigo(sm)) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-consumer operating income increased 6% during the three months ended June 30, 2010 compared to the same period in 2009 due to lower marketing expenses and operating efficiencies. The increase in operating income of 3% during the six months ended June 30, 2010 was impacted by the same factors described above, but was also offset by incremental operating costs, including investments in technology and higher employee compensation expenses. Operating income for both the three and six months ended June 30, 2010 was also negatively impacted by currency, including the effect of foreign currency hedges. The change in operating income margin for the three and six months ended June 30, 2010 compared to the same periods in the prior year was driven by these same factors.

Global Business Payments Segment

The following table sets forth our global business payments segment results of operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2010	2009	% Change	2010	2009	% Change

Revenues:
Transaction fees	$142.4	$154.2	(8)%	$290.4	$317.2	(8)%
Foreign exchange revenues	29.3	0.7	*	55.5	1.5	*
Other revenues	7.6	9.5	(20)%	15.2	19.9	(24)%

Total revenues	$179.3	$164.4	9%	$361.1	$338.6	7%

Operating income	$33.8	$44.1	(23)%	$71.4	$94.6	(25)%
Operating income margin	19%	27%		20%	28%
Key indicator:
Global business payments transactions	98.0	104.6	(6)%	196.2	210.5	(7)%

*	Calculation not meaningful

Revenues

During the three and six months ended June 30, 2010, global business payments segment revenue was positively impacted by our acquisition of Custom House, which contributed $28.5 million and $54.1 million of revenue, respectively, and growth in the Pago Fácil business. Partially offsetting these increases were revenue declines in our United States bill payments businesses as many United States consumers who would use our services continue to have difficulty paying their bills and continue to be unable to obtain credit in any form, resulting in us handling fewer bill payments. The ongoing trend away from cash based bill payments in the United States and competitive pressures, which resulted in lower volumes and a shift to lower revenue per transaction products, also contributed to the revenue declines. Due to these factors, we expect to see revenue declines in our United States consumer-to-business service offerings throughout the remainder of 2010.

The significant majority of Custom House’s revenue, which is primarily included in foreign exchange revenues, is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. Although the majority of the segment’s revenues were generated in the United States for the three and six months ended June 30, 2010, we expect the proportion of international revenue, specifically foreign exchange revenue, will grow in future periods as a percentage of total revenue due to our acquisition of Custom House and the continuing declines in the United States businesses.

The transaction declines during the three and six months ended June 30, 2010 compared to the same periods in 2009 were driven by declines in our United States bill payments businesses.

Operating income

For the three and six months ended June 30, 2010, operating income decreased compared to the same periods in the prior year primarily due to declines related to the United States-based bill payments business and investing and operating costs, including amortization expense, associated with Custom House.

The decline in operating income margin in the segment is primarily due to the increased costs associated with the acquisition of Custom House and declines in our United States bill payments businesses.

Other

The following table sets forth other results for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change

Revenues	$21.0	$24.4	(14)%	$41.7	$47.7	(13)%
Operating income	$(0.7)	$4.0	*	$(5.2)	$7.7	*
Operating income margin	*	16%		*	16%

*	Calculation not meaningful

Revenues

Revenue, generated primarily from our money order services business, declined for the three and six months ended June 30, 2010 compared to the same periods in the prior year. We experienced a decrease in the amount of revenue recognized related to our money order services business as we no longer receive a fixed return of 5.5% from Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, on outstanding money order balances as we did for the first half of 2009. We now derive investment income from actual interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal securities, which generally have a lower rate of return than we were receiving under our previous agreement with IPS. In 2008, we entered into interest rate swaps on certain of our fixed rate notes to reduce our exposure to fluctuations in interest rates. Through a combination of the revenue generated from the new investment securities and the anticipated interest expense savings resulting from the interest rate swaps, we estimate that we should be able to retain, a materially comparable after-tax rate of return through 2011 as we had been receiving under the agreement with IPS.

Operating income

During the three and six months ended June 30, 2010, the decrease in operating income was due to the decrease in revenue from our money order services business as described above. Promotional marketing activities related to our prepaid business in the United States negatively impacted operating income for the six months ended June 30, 2010, but was offset by the elimination of costs incurred in 2009 associated with evaluating and closing acquisitions, which did not recur in 2010.

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

We believe we have adequate liquidity to meet our business needs, including dividends and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. In addition, we have capacity to borrow up to $1.5 billion in the aggregate under our commercial paper program and revolving credit facility, which were not drawn on at June 30, 2010. The revolving credit facility expires in September 2012.

Cash and Investment Securities

As of June 30, 2010, we had cash and cash equivalents of $1.7 billion, of which $890 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses internationally.

In 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. In 2009, we received partial distributions totaling $255.5 million from the Fund, of which $234.9 million was received in the first half of 2009. For further information regarding this redemption receivable, see “Credit Risk” in the “Risk Management” section below.

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

Investment securities, included in settlement assets, were $1.2 billion as of June 30, 2010. Substantially all of these investments are state and municipal debt instruments. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold investment securities for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value. Under the Payment Services Directive in the European Union, we expect to have a similar portfolio of investment securities, which we will manage in a similar manner and under similar guidelines as our current portfolio.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high-quality investments, including diversifying our investment portfolio. As of June 30, 2010, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of June 30, 2010, there were no investments with a single issuer or individual securities representing more than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $326.1 million during the six months ended June 30, 2010, from $606.3 million in the comparable period in the prior year, primarily due to a $250.0 million refundable tax deposit made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit. Also impacting consolidated cash flows provided by operating activities for the six months ended June 30, 2010 were cash payments of $41.0 million related to the multi-state agreement and settlement.

Financing Resources

On June 21, 2010, we issued $250.0 million of aggregate principal amount of unsecured notes due June 21, 2040. Interest with respect to the 2040 Notes is payable semiannually on June 21 and December 21 each year based on the fixed per annum interest rate of 6.200%. The 2040 Notes contain covenants that, among other things, limit or restrict our ability and certain of our subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. We may redeem the 2040 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On March 30, 2010, we exchanged $303.7 million of aggregate principal amount of our 2011 Notes for unsecured notes due April 1, 2020. Interest with respect to the 2020 Notes is payable semiannually on April 1 and October 1 each year based on the fixed per annum interest rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into interest expense over the life of the notes. The 2020 Notes contain covenants that, among other things, limit or restrict the ability of certain of our subsidiaries to incur certain indebtedness, and limit or restrict our ability and certain of our subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. We may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

At June 30, 2010, we have outstanding borrowings at par value of $3,277.2 million. The substantial majority of these outstanding borrowings consist of unsecured fixed rate notes with maturities ranging from 2011 to 2040, including our 2040 Notes issued to provide liquidity for general corporate purposes, which may include the repayment of indebtedness, and our 2020 Notes which were issued in March 2010 and exchanged for a portion of our 2011 Notes, as discussed above. Our revolving credit facility expires in September 2012 and includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The Revolving Credit Facility, which is diversified through a group of 15 participating institutions, is used to provide general liquidity for us and to support borrowings under our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion was approximately 20%. The substantial majority of the banks within this group had credit ratings of “A−” or better from a major credit rating agency as of June 30, 2010. As of June 30, 2010, there were no borrowings outstanding under the revolving credit facility.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our revolving credit facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding at June 30, 2010.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our $1.5 billion revolving credit facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $43.6 million and $39.9 million for the six months ended June 30, 2010 and 2009, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Acquisition of Businesses

On September 1, 2009, we acquired Canada-based Custom House, a provider of international business-to-business payment services, for cash consideration of $371.0 million for all of the common shares of this business and acquired cash of $2.5 million.

On February 24, 2009, we acquired the money transfer business of European-based FEXCO Group Holdings (“FEXCO Group”) one of our largest agents providing services in a number of European countries, primarily the United Kingdom, Spain, Sweden and Ireland. We surrendered our 24.65% interest in FEXCO Group and paid €123.1 million ($157.4 million) as consideration for all of the common shares of the money transfer business and acquired cash of $11.8 million.

Share Repurchases and Dividends

During the six months ended June 30, 2010 and 2009, 25.7 million and 8.8 million of shares were repurchased for $416.8 million and $100.0 million, excluding commissions, at an average cost of $16.25 and $11.39 per share, respectively. At June 30, 2010, $583.2 million remains available under share repurchase authorizations approved by our Board of Directors.

During the first half of 2010, our Board of Directors declared quarterly cash dividends of $0.06 per common share representing $80.1 million in total dividends. Of this amount, $40.5 million was paid on March 31, 2010 to shareholders of record on March 19, 2010 and $39.6 million was paid on June 30, 2010 to shareholders of record on June 18, 2010. During the first half of 2009, no dividend was declared or paid.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit pension plans for which we have a recorded unfunded pension obligation of $111.0 million as of June 30, 2010. Through July 2010, we have made contributions totaling approximately $22 million to the plans, including a discretionary contribution of $10 million.

Other Commercial Commitments

We had $84.3 million in outstanding letters of credit and bank guarantees at June 30, 2010, with expiration dates through 2015, the significant majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of June 30, 2010, our total amount of unrecognized income tax benefits was $578.6 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

In addition to the above Critical Accounting Policies, during the six months ended June 30, 2010 we incurred expenses in connection with restructuring and related expenses and expect to incur additional expenses through December 2011. Accordingly, we now consider our restructuring policy as a Critical Accounting Policy as follows:

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are generally recognized when the liability is incurred. We also evaluate impairment issues associated with restructuring activities when the carrying amount of the assets may not be fully recoverable, in accordance with the appropriate accounting guidance. Restructuring and related expenses consist of direct and incremental expenses associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of our IT infrastructure; and other expenses related to the relocation of various operations to new or existing company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and the acceleration of depreciation.

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

At December 31, 2009, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $27 million based on our 2010 forecast of consumer-to-consumer unhedged exposure to foreign currency. The exposure as of June 30, 2010 is not materially different based on our forecast of unhedged exposure to foreign currency through June 30, 2011. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at June 30, 2010 of $2.8 billion. Approximately $2.0 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of June 30, 2010, $750 million of our total $3.3 billion of borrowings at par value was effectively floating rate debt through interest rate swap agreements, changing our fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 400 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. No commercial paper borrowings were outstanding as of June 30, 2010.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. At June 30, 2010, our weighted average effective rate was approximately 5.3%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $8 million annually based on borrowings on June 30, 2010 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2010 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $20 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

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

On September 15, 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. In 2009, we received partial distributions totaling $255.5 million from the Fund. We continue to vigorously pursue collection of the remaining balance and believe we have a right to full payment of the remaining amount based on the written and verbal representations from the Reserve Management Company, the Fund’s investment advisor, and our legal position. However, given the increased uncertainty surrounding the numerous third-party legal claims associated with the Fund, we reserved $12 million representing the estimated impact of pro-rata distribution of the Fund during 2009. As of June 30, 2010, we had a remaining receivable balance of $30.6 million, net of the related reserve, which is included in “other assets” in the condensed consolidated balance sheet. We anticipate receiving a distribution pending the resolution of the legal matters surrounding the Fund. If the Fund incurs significant legal, administrative or other costs during the distribution process, we may record additional reserves related to the remaining receivable balance, although such amounts are not expected to be significant.

To manage our exposures to credit risk with respect to investment securities, money market investments, derivatives and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review investment concentrations, trading levels, credit spreads and credit ratings, and we attempt to diversify our investments among global financial institutions. Since January 1, 2009, we also limit our investment level to no more than $100 million with respect to individual money market funds.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On May 25, 2010, our Board of Directors approved a restructuring plan including the elimination and relocation of employees who, among other functions, staffed certain of our operational accounting, IT and other functions. Accordingly, we will experience significant turnover in these areas during the transition of these operations to new or existing Company facilities and third-party providers. Management believes it is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change.

There were no additional changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

/s/  Ernst & Young LLP

Denver, Colorado
August 4, 2010

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

On July 26, 2010, U.F.C.W. Local 1776 & Participating Employers Pension Fund filed a Verified Shareholder Double Derivative Complaint and Jury Demand in federal district court in Colorado. The complaint names all members of the Company’s Board of Directors as individual defendants. The Company and its subsidiary Western Union Financial Services, Inc. are named as nominal defendants. The complaint seeks damages from the individual defendants for breach of fiduciary duty and waste of corporate assets. The complaint also seeks an order to implement unspecified corrective measures. The complaint alleges failure by the individual defendants to appropriately oversee the Company’s compliance program, particularly the alleged deficiencies which resulted in the Company’s agreement and settlement with the State of Arizona in early 2010. The Company is in the process of preparing its response to the complaint.

In the normal course of business, Western Union is subject to other claims and litigation. Western Union’s Management believes that such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a materially adverse effect on Western Union’s financial position, results of operations or cash flows. Western Union accrues for loss contingencies as they become probable and estimable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in our 2009 Annual Report on Form 10-K, except as described below.

Recently enacted financial reform legislation in the United States may adversely affect our business.

Our business may be adversely impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act” or “Act”) which was signed into law on July 21, 2010 by the President of the United States. At this time, we are unable to predict the impact on our business because many of the provisions of the Act that could affect us require the adoption of rules or mandate studies, which could result in additional legislative or regulatory requirements. For example, the Financial Reform Act creates a new Bureau of Consumer Financial Protection (the “Consumer Protection Bureau”) whose purpose will be to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services in the United States, which will require us to provide enhanced disclosures to our money transfer customers. Depending upon the final rules to be issued by the Consumer Protection Bureau, we may need to modify our systems to provide these additional disclosures or we may be liable for the failure of our money transfer agents to comply with the Act, the extent of which liability will be determined by rules not yet enacted. In addition, rules adopted under the Act by other governmental agencies may subject our corporate interest rate and foreign exchange hedging transactions to centralized clearing and collateral posting requirements. Also, our Custom House business in the United States may be subjected to increased regulatory oversight and licensing requirements relating to the foreign exchange derivative products offered to certain of its customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of shares of the Company’s common stock during the second quarter of 2010:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Repurchased as Part of	May Yet Be Repurchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
	Shares Repurchased*	Paid per Share	Plans or Programs**	Programs (in millions)

April 1 – 30	2,763,300	$17.64	2,763,300	$751.3
May 1 – 31	3,895,377	$16.38	3,891,500	$687.5
June 1 – 30	6,628,608	$15.74	6,628,608	$583.2

Total	13,287,285	$16.32	13,283,408

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	At June 30, 2010, $583.2 million remains available under share repurchase authorizations approved by the Company’s Board of Directors. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company
(Registrant)

Date: August 4, 2010

By:	/s/ Scott T. Scheirman
Scott T. Scheirman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2010

By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

4.1		Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2010 and incorporated herein by reference thereto)
10.1		The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective July 14, 2010*
10.2		Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective July 14, 2010*
10.3		Form of Nonqualified Stock Option Award Agreement for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective July 14, 2010*
12		Computation of Ratio of Earnings to Fixed Charges
15		Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information
31.1		Certification of Principal Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2		Certification of Principal Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.