Form 10-Q
period 2010-09-30
Western Union CO
filed 2010-11-05
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 29, 2010, 655,867,275 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

INDEX

		PAGE
		NUMBER

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009	3
	Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47
	Report of Independent Registered Public Accounting Firm	48

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	(Removed and Reserved)	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
EX-10
EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Transaction fees	$1,036.1	$1,040.0	$2,997.3	$2,998.4
Foreign exchange revenues	263.1	237.6	750.5	659.9
Commission and other revenues	30.4	36.5	87.9	111.3

Total revenues	1,329.6	1,314.1	3,835.7	3,769.6
Expenses:
Cost of services	752.6	742.6	2,194.9	2,112.0
Selling, general and administrative	225.8	290.0	662.8	693.5

Total expenses	978.4	1,032.6	2,857.7	2,805.5

Operating income	351.2	281.5	978.0	964.1
Other income/(expense):
Interest income	0.5	1.9	1.9	8.4
Interest expense	(44.8)	(39.3)	(124.7)	(119.1)
Derivative gains/(losses), net	1.0	0.4	0.8	(2.4)
Other income/(expense), net	0.7	2.0	0.9	(3.6)

Total other expense, net	(42.6)	(35.0)	(121.1)	(116.7)

Income before income taxes	308.6	246.5	856.9	847.4
Provision for income taxes	70.2	65.5	189.6	222.3

Net income	$238.4	$181.0	$667.3	$625.1

Earnings per share:
Basic	$0.36	$0.26	$1.00	$0.89
Diluted	$0.36	$0.26	$0.99	$0.89
Weighted-average shares outstanding:
Basic	659.1	698.4	670.1	702.0
Diluted	661.3	701.6	672.4	703.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	September 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$1,996.7	$1,685.2
Settlement assets	2,393.4	2,389.1
Property and equipment, net of accumulated depreciation of $369.8 and $335.4, respectively	195.2	204.3
Goodwill	2,145.3	2,143.4
Other intangible assets, net of accumulated amortization of $426.1 and $355.4, respectively	462.8	489.2
Other assets	377.0	442.2

Total assets	$7,570.4	$7,353.4

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$574.5	$501.2
Settlement obligations	2,393.4	2,389.1
Income taxes payable	363.4	519.0
Deferred tax liability, net	255.3	268.9
Borrowings	3,296.5	3,048.5
Other liabilities	249.5	273.2

Total liabilities	7,132.6	6,999.9
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 656.2 shares and 686.5 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	6.6	6.9
Capital surplus	87.7	40.7
Retained earnings	465.3	433.2
Accumulated other comprehensive loss	(121.8)	(127.3)

Total stockholders’ equity	437.8	353.5

Total liabilities and stockholders’ equity	$7,570.4	$7,353.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income	$667.3	$625.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46.0	41.1
Amortization	84.5	70.4
Stock compensation expense	29.2	24.9
Other non-cash items, net	(10.2)	14.1
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	49.4	(20.8)
Accounts payable and accrued liabilities	29.9	88.4
Income taxes payable (Note 14)	(153.5)	131.2
Other liabilities	(32.7)	(16.4)

Net cash provided by operating activities	709.9	958.0
Cash flows from investing activities
Capitalization of contract costs	(27.5)	(18.2)
Capitalization of purchased and developed software	(23.2)	(8.6)
Purchases of property and equipment	(37.1)	(40.1)
Acquisition of businesses, net of cash acquired	(2.3)	(514.9)
Proceeds from receivable for securities sold	—	234.9
Repayments of notes receivable issued to agents	16.9	17.4

Net cash used in investing activities	(73.2)	(329.5)
Cash flows from financing activities
Proceeds from exercise of options	19.0	12.7
Cash dividends paid	(80.1)	—
Common stock repurchased	(511.2)	(225.2)
Net repayments of commercial paper	—	(82.8)
Net proceeds from issuance of borrowings	247.1	496.6
Principal payments on borrowings	—	(500.0)

Net cash used in financing activities	(325.2)	(298.7)

Net change in cash and cash equivalents	311.5	329.8
Cash and cash equivalents at beginning of period	1,685.2	1,295.6

Cash and cash equivalents at end of period	$1,996.7	$1,625.4

Supplemental cash flow information:
Interest paid	$102.3	$104.9
Income taxes paid (Note 14)	$355.0	$111.3
Dividends declared but not paid	$39.4	$—
Non-cash exchange of 5.400% notes due 2011 for 5.253% notes due 2020	$303.7	$—

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

The Western Union business consists of the following segments:

•	Consumer-to-consumer — money transfer services between consumers, primarily through a global network of third-party agents using the Company’s multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers — that is, the transfer of funds from one country to another — and, in certain countries, intra-country transfers — that is, money transfers from one location to another in the same country.

•	Global business payments — the processing of payments from consumers or businesses to other businesses. The Company’s business payments services allow consumers to make payments to a variety of organizations including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. As described further in Note 4, in September 2009, the Company acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House, which has been rebranded “Western Union Business Solutions,” facilitates cross-border, cross-currency payment transactions. While the Company continues to pursue further international expansion of its offerings in this segment, the majority of the segment’s revenue was generated in the United States during all periods presented.

All businesses that have not been classified into the consumer-to-consumer or global business payments segments are reported as “Other” and primarily include the Company’s money order services business.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of September 30, 2010, the amount of net assets subject to these limitations totaled nearly $200 million.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2010 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Restructuring and Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are generally recognized when the liability is incurred. The Company also evaluates impairment issues associated with restructuring activities when the carrying amount of the assets may not be fully recoverable, in accordance with the appropriate accounting guidance. Restructuring and related expenses consist of direct and incremental expenses associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of the Company’s IT infrastructure; and other expenses related to the relocation of various operations to new or existing Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and the acceleration of depreciation. For more information on the Company’s restructuring and related expenses, see Note 3.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the three months ended September 30, 2010 and 2009, there were 36.0 million and 30.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive. For the nine months ended September 30, 2010 and 2009, there were 36.1 million and 38.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic weighted-average shares outstanding	659.1	698.4	670.1	702.0
Common stock equivalents	2.2	3.2	2.3	1.9

Diluted weighted-average shares outstanding	661.3	701.6	672.4	703.9

Cash Dividends Paid

During the nine months ended September 30, 2010, the Company’s Board of Directors declared quarterly cash dividends of $0.06 per common share representing $119.5 million in total dividends. Of this amount, $40.5 million was paid on March 31, 2010, $39.6 million was paid on June 30, 2010 and $39.4 million was paid on October 14, 2010. During the nine months ended September 30, 2009, no dividend was declared or paid.

3.	Restructuring and Related Expenses

On May 25, 2010, the Company’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s overall headcount by approximately 175 positions and migrate approximately 550 positions from various facilities, primarily within the United States and Europe, to regionalized operating centers. The Company expects to incur approximately $80 million of expenses, including expenses related to the Restructuring Plan and the planned departure of an executive announced in the second quarter of 2010. The $80 million in expenses consists of approximately $60 million for severance and employee related benefits, approximately $10 million for facility closures, including lease terminations; and approximately $10 million for other expenses. Included in these estimated expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. Subject to complying with and undertaking the necessary individual and collective employee information and consultation obligations as may be required by local law for potentially affected employees, the Company expects all of these activities to be completed by the end of 2011, with the significant majority of these expenses expected to be incurred by the end of 2010. The foregoing figures are the Company’s estimates and are subject to change as the proposed Restructuring Plan continues to be implemented.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity for the restructuring and related expenses discussed above and the related restructuring accruals for the nine months ended September 30, 2010 (in millions):

	Severance	Fixed Asset
	and	Write-Offs and
	Employee	Accelerated	Lease
	Related	Depreciation	Terminations	Other (b)	Total

Balance, December 31, 2009	$—	$—	$—	$—	$—
Expenses (a)	44.3	0.4	—	3.8	48.5
Cash payments	(6.1)	—	—	(2.7)	(8.8)
Non-cash charges (a)	(0.4)	(0.4)	—	—	(0.8)

Balance, September 30, 2010	$37.8	$—	$—	$1.1	$38.9

Cumulative expenses incurred to date	$44.3	$0.4	$—	$3.8	$48.5
Additional expenses expected to be incurred	15.7	1.6	8.0	6.2	31.5

Total expected expenses	$60.0	$2.0	$8.0	$10.0	$80.0

(a)	Expenses include non-cash write-offs and accelerated depreciation of fixed assets and leasehold improvements. However, these amounts were recognized outside of the restructuring accrual.

(b)	Other expenses related to the relocation of various operations to new and existing Company facilities include expenses for hiring, training, relocation, travel and professional fees. All such expenses will be recorded when incurred.

Restructuring and related expenses are reflected in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Cost of services	$4.6	$14.0
Selling, general and administrative	9.4	34.5

Total restructuring and related expenses, pre-tax	$14.0	$48.5

Total restructuring and related expenses, net of tax	$9.5	$31.9

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

		Global
	Consumer-to-	Business
	Consumer	Payments	Other	Total

Second quarter 2010	$26.2	$6.9	$1.4	$34.5
Third quarter 2010	12.0	1.4	0.6	14.0

Expenses incurred to date	38.2	8.3	2.0	48.5
Additional expenses expected to be incurred	26.7	3.8	1.0	31.5

Total expected expenses	$64.9	$12.1	$3.0	$80.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

Custom House, Ltd.

On September 1, 2009, the Company acquired Canada-based Custom House, a provider of international business-to-business payment services, for $371.0 million. The acquisition of Custom House has allowed the Company to enter the international business-to-business payments market. Custom House facilitates cross-border, cross-currency payment transactions. These payment transactions are conducted through various channels including the telephone and internet. The significant majority of Custom House’s revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In addition, this business writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. The results of operations for Custom House have been included in the Company’s consolidated financial statements from the date of acquisition, September 1, 2009.

The Company recorded the assets and liabilities of Custom House at fair value, excluding the deferred tax liability. The following table summarizes the final allocation of purchase price, which differs only slightly from the preliminary allocation primarily due to an $8.3 million adjustment related to tax, which resulted in reductions to the deferred tax liability and goodwill (in millions):

Assets:
Cash acquired	$2.5
Settlement assets	153.6
Property and equipment	6.7
Goodwill	264.3
Other intangible assets	118.1
Other assets	77.6

Total assets	$622.8

Liabilities:
Accounts payable and accrued liabilities	$23.3
Settlement obligations	153.6
Deferred tax liability, net	23.6
Other liabilities	51.3

Total liabilities	251.8

Total consideration, including cash acquired	$371.0

The valuation of assets acquired resulted in $118.1 million of identifiable intangible assets, $99.8 million of which were attributable to customer and other contractual relationships and were valued using an income approach and $18.3 million of other intangibles, which were valued using both income and cost approaches. These fair values were derived using primarily unobservable Level 3 inputs which require significant management judgment and estimation. For the remaining assets and liabilities excluding goodwill, fair value approximated carrying value. The intangible assets related to customer and other contractual relationships are being amortized over 10 to 12 years. The remaining intangibles are being amortized over three to five years. The goodwill recognized of $264.3 million is attributable to the projected long-term business growth in current and new markets and an assembled workforce. All goodwill relates entirely to the global business payments segment. Goodwill expected to be deductible for United States income tax purposes is approximately $231.3 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 15, 2008, Western Union requested redemption of its shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. Western Union included the value of the receivable in “Other assets” in the Condensed Consolidated Balance Sheets. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor (the “Manager”), that the Company’s redemption trades would be honored at a $1.00 per share net asset value. In 2009, the Company received partial distributions totaling $255.5 million from the Fund. The Company continues to vigorously pursue collection of the remaining balance. However, given the uncertainty surrounding the numerous third-party legal claims associated with the Fund, the Company reserved $12 million representing the estimated impact of a pro-rata distribution of the Fund during the second quarter of 2009. As of September 30, 2010, the Company had a remaining receivable balance of $30.6 million, net of the related reserve. The Company anticipates receiving a distribution upon the resolution of the legal matters surrounding the Fund. If the Fund incurs significant legal, administrative or other costs during the distribution process, the Company may record additional reserves related to the remaining receivable balance, although such amounts are not expected to be significant.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects assets and liabilities that were measured and carried at fair value on a recurring basis as of September 30, 2010 (in millions):

				Assets/
				Liabilities
	Fair Value Measurement Using			at Fair
	Level 1	Level 2	Level 3	Value

Assets:
State and municipal debt securities	$—	$790.1	$—	$790.1
State and municipal variable rate demand notes	—	354.4	—	354.4
Corporate debt and other	0.1	29.9	—	30.0
Derivatives	—	83.3	—	83.3

Total assets	$0.1	$1,257.7	$—	$1,257.8

Liabilities:
Derivatives	$—	$80.3	$—	$80.3

Total liabilities	$—	$80.3	$—	$80.3

No non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2010.

Other Fair Value Measurements

The carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company’s borrowings had a carrying value and fair value of $3,296.5 million and $3,634.0 million, respectively, at September 30, 2010 and had a carrying value and fair value of $3,048.5 million and $3,211.3 million, respectively, at December 31, 2009 (see Note 13).

7.	Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $85 million in outstanding letters of credit and bank guarantees at September 30, 2010 with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (“DOJ”) served one of the Company’s subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers, including related foreign exchange rates, from the United States to the Dominican Republic from 2004 through the date of the subpoena. The Company is cooperating fully with the DOJ investigation. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could adversely affect our business, financial position and results of operations.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2009, the Company recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states. On February 11, 2010, the Company signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and has engaged a monitor for those programs, which are expected to cost up to $23 million over the period from signing to 2013. During the nine months ended September 30, 2010, cash payments of $65.0 million were made related to the agreement and settlement.

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

In May 2007, the Company initiated litigation against MoneyGram Payment Systems, Inc. (“MoneyGram”) for infringement of the Company’s Money Transfer by Phone patents by MoneyGram’s FormFree service. On September 24, 2009, a jury found that MoneyGram was liable for patent infringement and awarded the Company $16.5 million in damages. This case is on appeal to the United States Court of Appeals for the Federal Circuit. In accordance with its policies, the Company does not recognize gain contingencies in earnings until realization and collectability are assured and, therefore, due to MoneyGram’s challenges to the verdict, the Company has not recognized any amounts in its condensed consolidated financial statements through September 30, 2010.

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

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended September 30, 2010 and 2009 totaled $46.6 million and $52.2 million, respectively, and $135.8 million and $151.9 million for the nine months ended September 30, 2010 and 2009, respectively. Commission expense recognized for FEXCO prior to February 24, 2009, the date of the acquisition (see Note 4), was considered a related party transaction.

In July 2009, the Company appointed a director who is also a director for a company holding significant investments in two of the Company’s existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $14.0 million and

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13.8 million for the three months ended September 30, 2010 and 2009, respectively, and $40.3 million and $39.4 million for the nine months ended September 30, 2010 and 2009, respectively, related to these agents.

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

Settlement assets and obligations consisted of the following (in millions):

	September 30,	December 31,
	2010	2009

Settlement assets:
Cash and cash equivalents	$246.4	$161.9
Receivables from selling agents and business-to-business customers	972.5	1,004.4
Investment securities	1,174.5	1,222.8

	$2,393.4	$2,389.1

Settlement obligations:
Money transfer, money order and payment service payables	$1,925.2	$1,954.8
Payables to agents	468.2	434.3

	$2,393.4	$2,389.1

Investment securities consist primarily of high-quality state and municipal debt securities. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. Western Union does not hold investment securities for trading purposes. All investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments and through investment diversification. At September 30, 2010, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

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

In the fourth quarter of 2009, the Company received cash from Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, in connection with the Company assuming the responsibility of issuing money orders. The Company invested the cash received from IPS in investment securities, including variable rate demand notes. Generally, variable rate demand notes are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days, although they have varying maturity dates through 2049. As a result, the frequency of purchases and proceeds received by the Company has increased. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2010 and 2009 were $10.8 billion and $4.9 billion, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of investment securities, all of which are classified as available-for-sale, were as follows (in millions):

					Net
			Gross	Gross	Unrealized
	Amortized	Fair	Unrealized	Unrealized	Gains/
September 30, 2010	Cost	Value	Gains	Losses	(Losses)

State and municipal debt securities (a)	$776.7	$790.1	$14.6	$(1.2)	$13.4
State and municipal variable rate demand notes	354.4	354.4	—	—	—
Corporate debt and other	29.2	30.0	0.8	—	0.8

	$1,160.3	$1,174.5	$15.4	$(1.2)	$14.2

					Net
			Gross	Gross	Unrealized
	Amortized	Fair	Unrealized	Unrealized	Gains/
December 31, 2009	Cost	Value	Gains	Losses	(Losses)

State and municipal debt securities (a)	$686.4	$696.4	$10.6	$(0.6)	$10.0
State and municipal variable rate demand notes	513.8	513.8	—	—	—
Corporate debt and other	12.3	12.6	0.3	—	0.3

	$1,212.5	$1,222.8	$10.9	$(0.6)	$10.3

(a)	The majority of these securities are fixed rate instruments.

The following summarizes the contractual maturities of investment securities as of September 30, 2010 (in millions):

Fair
Value

Due within 1 year	$113.0
Due after 1 year through 5 years	628.7
Due after 5 years through 10 years	87.7
Due after 10 years	345.1

$1,174.5

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $4.0 million, $18.0 million, $16.0 million and $316.4 million, are included in the “Due within 1 year,” “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Income

The components of other comprehensive income, net of tax, were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$238.4	$181.0	$667.3	$625.1
Unrealized gains/losses on investment securities:
Unrealized gains	5.6	3.1	6.3	6.1
Tax expense	(2.2)	(1.2)	(2.4)	(2.3)
Reclassification of gains into earnings	(1.3)	(0.9)	(2.4)	(2.6)
Tax expense	0.5	0.4	0.9	1.0

Net unrealized gains/(losses) on investment securities	2.6	1.4	2.4	2.2
Unrealized gains/losses on hedging activities:
Unrealized gains/(losses)	(69.6)	(32.2)	14.6	(52.8)
Tax benefit/(expense)	9.6	6.0	(0.2)	9.8
Reclassification of gains into earnings	(13.6)	(5.7)	(23.4)	(38.6)
Tax expense	1.6	0.8	2.2	5.8

Net unrealized gains/(losses) on hedging activities	(72.0)	(31.1)	(6.8)	(75.8)
Foreign currency translation adjustments:
Foreign currency translation adjustments	(10.8)	4.9	8.7	(17.4)
Tax benefit/(expense)	2.4	(1.5)	(1.7)	6.3
Reclassification of gains into earnings (a)	—	—	—	(23.1)
Tax expense	—	—	—	8.1

Net foreign currency translation adjustments	(8.4)	3.4	7.0	(26.1)
Pension liability adjustments:
Reclassification of losses into earnings	1.5	0.9	4.6	2.7
Tax benefit	(0.5)	(0.3)	(1.7)	(1.1)

Net pension liability adjustments	1.0	0.6	2.9	1.6

Total other comprehensive income	$161.6	$155.3	$672.8	$527.0

(a)	The nine months ended September 30, 2009 includes the impact to the foreign currency translation account of the surrender of the Company’s interest in FEXCO Group. See Note 4.

11.	Employee Benefit Plans

The Company has two frozen defined benefit pension plans for which it had a recorded unfunded pension obligation of $101.7 million and $124.2 million as of September 30, 2010 and December 31, 2009, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. Through September 2010, the Company has made contributions totaling approximately $22 million to the plans, including a discretionary contribution of $10 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the components of net periodic benefit cost for the plans (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest cost	$5.1	$5.9	$15.1	$17.7
Expected return on plan assets	(5.1)	(6.2)	(15.3)	(18.5)
Amortization of actuarial loss	1.5	0.9	4.6	2.7

Net periodic benefit cost	$1.5	$0.6	$4.4	$1.9

12.	Derivatives

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

Foreign Currency — Consumer-to-Consumer

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. At September 30, 2010, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.

The Company also uses short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations on settlement assets and obligations between initiation and settlement. In addition, forward contracts, typically with maturities of less than one year, are utilized

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. None of these contracts are designated as accounting hedges.

The aggregate United States dollar notional amounts of foreign currency forward contracts as of September 30, 2010 were as follows (in millions):

Contracts not designated as hedges:
Euro	$237.8
British pound	29.2
Other	51.8
Contracts designated as hedges:
Euro	$508.3
Canadian dollar	104.5
British pound	88.2
Other	90.6

Foreign Currency — Global Business Payments

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

The aggregate United States dollar notional amounts of foreign currency derivative customer contracts held by the Company as of September 30, 2010 were approximately $1.4 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar and the British pound.

The Company has a forward contract to offset foreign exchange rate fluctuations on a Canadian dollar denominated position in connection with the Company’s investment in Custom House. This contract, which is not designated as an accounting hedge, had a notional amount of approximately 250 million and 230 million Canadian dollars at September 30, 2010 and December 31, 2009, respectively.

Interest Rate Hedging — Corporate

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges utilizing the short-cut method, which permits an assumption of no ineffectiveness if certain criteria are met. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within the Company’s “Borrowings” in the Condensed Consolidated Balance Sheets and “Interest expense” in the Condensed Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed rate coupon of the debt expected to be

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued. The effective portion of the change in fair value of the derivatives is recorded in “Accumulated other comprehensive loss.” Such derivatives were used in connection with the 2010 issuances discussed in Note 13.

At both September 30, 2010 and December 31, 2009, the Company held interest rate swaps in an aggregate notional amount of $750 million. Of this aggregate notional amount held at September 30, 2010, $695 million related to notes due in 2011 and $55 million related to notes due in 2014.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$16.1	$31.0	Other liabilities	$—	$—
Foreign currency cash flow hedges — Consumer-to-consumer	Other assets	14.3	15.1	Other liabilities	30.5	31.0

Total		$30.4	$46.1		$30.5	$31.0

Derivatives — undesignated:
Foreign currency — Global business payments	Other assets	$51.3	$58.9	Other liabilities	$44.7	$48.2
Foreign currency — Consumer-to-consumer	Other assets	1.6	4.9	Other liabilities	5.1	1.4

Total		$52.9	$63.8		$49.8	$49.6

Total derivatives		$83.3	$109.9		$80.3	$80.6

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and nine months ended September 30, 2010 and 2009 (in millions):

Fair Value Hedges

The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended September 30, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on				Gain/(Loss) Recognized in Income on
	Derivatives				Related Hedged Item (b)
	Income	Amount				Amount
	Statement	September 30,	September 30,		Income Statement	September 30,	September 30,
Derivatives	Location	2010	2009	Hedged Items	Location	2010	2009

Interest rate contracts	Interest expense	$4.9	$9.0	Fixed-rate debt	Interest expense	$0.7	$(3.9)

Total gain		$4.9	$9.0			$0.7	$(3.9)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the location and amount of gains/(losses) from fair value hedges for the nine months ended September 30, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on				Gain/(Loss) Recognized in Income on
	Derivatives				Related Hedged Item (b)
	Income	Amount			Income	Amount
	Statement	September 30,	September 30,		Statement	September 30,	September 30,
Derivatives	Location	2010	2009	Hedged Items	Location	2010	2009

Interest rate contracts	Interest expense	$14.8	$10.0	Fixed-rate debt	Interest expense	$3.3	$2.8

Total gain		$14.8	$10.0			$3.3	$2.8

Cash Flow Hedges

The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended September 30, 2010 and 2009 (in millions):

			Gain/(Loss) Reclassified from
	Amount of Gain/(Loss)		Accumulated OCI			Gain/(Loss) Recognized in Income on
	Recognized in OCI on		into Income			Derivatives (Ineffective Portion and Amount
	Derivatives (Effective		(Effective Portion)			Excluded from Effectiveness Testing) (c)
	Portion)		Income	Amount		Income	Amount
	September 30,	September 30,	Statement	September 30,	September 30,	Statement	September 30,	September 30,
Derivatives	2010	2009	Location	2010	2009	Location	2010	2009

Foreign currency contracts	$(69.6)	$(32.2)	Revenue	$13.9	$6.1	Derivative gains/ (losses), net	$3.6	$1.0
Interest rate contracts (d)	—	—	Interest expense	(0.3)	(0.4)	Interest expense	—	—

Total gain/(loss)	$(69.6)	$(32.2)		$13.6	$5.7		$3.6	$1.0

The following table presents the location and amount of gains/(losses) from cash flow hedges for the nine months ended September 30, 2010 and 2009 (in millions):

			Gain/(Loss) Reclassified from
	Amount of Gain/(Loss)		Accumulated OCI			Gain/(Loss) Recognized in Income on
	Recognized in OCI on		into Income			Derivatives (Ineffective Portion and Amount
	Derivatives (Effective		(Effective Portion)			Excluded from Effectiveness Testing) (c)
	Portion)		Income	Amount		Income	Amount
	September 30,	September 30,	Statement	September 30,	September 30,	Statement	September 30,	September 30,
Derivatives	2010	2009	Location	2010	2009	Location	2010	2009

Foreign currency contracts	$18.8	$(52.8)	Revenue	$24.5	$39.8	Derivative gains/ (losses), net	$0.6	$(0.7)
Interest rate contracts (d)	(4.2)	—	Interest expense	(1.1)	(1.2)	Interest expense	(0.1)	—

Total gain/(loss)	$14.6	$(52.8)		$23.4	$38.6		$0.5	$(0.7)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undesignated Hedges

The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives
		Amount
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Income Statement Location	2010	2009	2010	2009

Foreign currency contracts (e)	Foreign exchange revenue	$6.1	$1.4	$16.2	$1.4
Foreign currency contracts (a)	Selling, general and administrative	(36.0)	(23.0)	12.3	(9.5)
Foreign currency contracts (f)	Derivative gains/(losses), net	(4.1)	(1.7)	0.9	(3.6)

Total gain/(loss)		$(34.0)	$(23.3)	$29.4	$(11.7)

(a)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. The (loss)/gain of ($36.0) million and $12.3 million generated by the undesignated foreign currency contracts for the three and nine months ended September 30, 2010, respectively, was offset by a foreign exchange gain/(loss) on settlement assets and obligations and cash balances of $34.3 million and ($15.1) million, respectively. The foreign exchange loss of $23.0 million and $9.5 million generated by the undesignated foreign currency contracts for the three and nine months ended September 30, 2009, respectively, was offset by a foreign exchange gain on settlement assets and obligations and cash balances of $20.6 million and $3.0 million, respectively.

(b)	The net gain/(loss) of $0.7 million and ($3.9) million in the three months ended September 30, 2010 and 2009, respectively, was comprised of a loss in value on the debt of $4.9 million and $9.0 million, respectively, and amortization of hedge accounting adjustments of $5.6 million and $5.1 million, respectively. The net gain of $3.3 million and $2.8 million in the nine months ended September 30, 2010 and 2009, respectively, was comprised of a loss in value on the debt of $14.8 million and $10.0 million, respectively, and amortization of hedge accounting adjustments of $18.1 million and $12.8 million, respectively.

(c)	The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(d)	The Company uses derivatives to hedge the forecasted issuance of fixed rate debt and records the effective portion of the derivative’s fair value in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. These amounts are reclassified to “Interest expense” over the life of the related notes.

(e)	The Company uses foreign currency forward and option contracts as part of its international business-to-business payments operation. The derivative contracts are managed as part of a broader currency portfolio that includes non-derivative currency exposures.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax loss of $12.5 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of September 30, 2010. Approximately $1.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of September 30, 2010. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2010	December 31, 2009

Due in greater than one year (a):
5.400% notes (effective rate of 2.8%) due 2011 (b) (c)	$696.3	$1,000.0
6.500% notes due 2014 (d)	500.0	500.0
5.930% notes due 2016 (d)	1,000.0	1,000.0
5.253% notes due 2020 (b)	324.9	—
6.200% notes due 2036 (d)	500.0	500.0
6.200% notes due 2040 (e)	250.0	—
Other borrowings	5.9	6.0

Total borrowings at par value	3,277.1	3,006.0
Fair value hedge accounting adjustments, net (a)	43.9	47.1
Unamortized discount, net (b)	(24.5)	(4.6)

Total borrowings at carrying value (f)	$3,296.5	$3,048.5

(a)	The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to “Interest expense” over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(b)	On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 5.400% notes due 2011 (“2011 Notes”) for 5.253% unsecured notes due 2020 (“2020 Notes”). The 5.7% effective interest rate of the 2020 Notes differs from the stated rate as the notes have a par value of $324.9 million. The $21.2 million difference between the carrying value and the par value is being accreted over the life of the 2020 Notes. See below for additional detail relating to the note exchange.

(c)	The effective interest rate related to the 2011 Notes includes the impact of the interest rate swaps entered into in conjunction with the assumption of the money order investments from IPS.

(d)	The difference between the stated interest rate and the effective interest rate is not significant.

(e)	On June 21, 2010, the Company issued $250.0 million of aggregate principal amount of 6.200% unsecured notes due 2040 (the “2040 Notes”). In anticipation of this issuance, the Company entered into interest rate swaps to fix the interest rate of the debt issuance, and recorded a loss on the swaps of $7.5 million, which increased the effective rate to 6.3%, in “Accumulated other comprehensive loss,” which will be amortized into interest expense over the life of the 2040 Notes. See below for additional detail relating to the debt issuance.

(f)	At September 30, 2010, the Company’s weighted average effective rate on total borrowings was approximately 5.3%.

The aggregate fair value of our long-term debt, based on quotes from multiple banks, excluding the impact of related interest rate swaps, was $3,634.0 million and $3,211.3 million at September 30, 2010 and December 31, 2009, respectively.

The Company’s maturities of borrowings at par value as of September 30, 2010 are $700 million in November 2011, $500 million in 2014 and $2.1 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2020 Notes were originally issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On October 8, 2010, the Company exchanged the 2020 Notes for notes registered under the Securities Act, pursuant to the terms of the Registration Rights Agreement.

14.	Income Taxes

The Company’s effective tax rates on pre-tax income for the three months ended September 30, 2010 and 2009 were 22.7% and 26.6%, respectively, and 22.1% and 26.2% for the nine months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, the Company continued to benefit from an increasing proportion of profits being foreign-derived, and therefore, taxed at lower rates than its combined federal and state tax rates in the United States. In addition, during the third quarter of 2010 the Company began recognizing cumulative and ongoing tax planning benefits from certain foreign acquisitions.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2010 and December 31, 2009 was $559.4 million and $477.2 million, respectively, excluding interest and penalties.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $555.4 million and $468.6 million as of September 30, 2010 and December 31, 2009, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $1.9 million and $3.9 million in interest and penalties during the three months ended September 30, 2010 and 2009, respectively, and $4.6 million and $10.4 million during the nine months ended September 30, 2010 and 2009, respectively. The Company has accrued $50.1 million and $45.5 million for the payment of interest and penalties at September 30, 2010 and December 31, 2009, respectively.

Subject to the matter referenced in the paragraph below, the Company has identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the nine months ended September 30, 2010 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. In the second quarter of 2010, the IRS, First Data and the Company reached a resolution of all outstanding issues related to First Data’s United States federal consolidated income tax return for 2002 (which included issues related to the Company). The resolution did not result in a material change to the Company’s financial position. In addition, the IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of September 30, 2010, interest on the alleged amounts due for unagreed adjustments would be approximately $34 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter of 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, the Company filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. In September 2010, IRS Counsel referred the case to the IRS Appeals Division for possible settlement. The Company believes its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, the Company’s tax provision related to 2003 and later years would materially increase. An examination of the United States federal consolidated income tax returns of First Data that cover the Company’s 2005 and pre-spin-off 2006 taxable periods is ongoing, as is an examination of the Company’s United States federal consolidated income tax returns for the 2006 post-spin-off period, 2007 and 2008. The Irish income tax returns of certain subsidiaries for the years 2005 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2010, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $2.4 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

For the three and nine months ended September 30, 2010, the Company recognized stock-based compensation expense of $8.6 million and $29.2 million, respectively, resulting from stock options, restricted stock awards, restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $8.7 million and $24.9 million, respectively. During the nine months ended September 30, 2010, the Company granted 4.0 million options at a weighted-average exercise price of $16.06 and 1.4 million restricted stock units at a weighted-average grant date fair value of $15.64. During the nine months ended September 30, 2010, the Company had stock option and restricted stock cancellations and forfeitures of 3.6 million and 0.6 million, respectively, mainly due to restructuring activities.

As of September 30, 2010, the Company had 42.0 million outstanding options at a weighted-average exercise price of $18.66, and had 35.2 million options exercisable at a weighted-average exercise price of $19.15. Approximately 36% of the outstanding options at September 30, 2010 were held by employees of First Data. The Company had 2.7 million non-vested restricted stock awards and units at a weighted-average grant-date fair value of $15.28 as of September 30, 2010.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the nine months ended September 30, 2010:

Stock options granted:
Weighted-average risk-free interest rate	2.7%
Weighted-average dividend yield	1.3%
Volatility	34.0%
Expected term (in years)	5.7
Weighted-average grant date fair value	$5.10

All assumptions used to calculate the fair value of Western Union’s stock options granted during the nine months ended September 30, 2010 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

16.	Segments

As previously described in Note 1, the Company classifies its businesses into two reportable segments: consumer-to-consumer and global business payments. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company’s CODM in deciding where to allocate resources and in assessing performance.

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

During the three and nine months ended September 30, 2010, the Company incurred expenses of $14.0 million and $48.5 million, respectively, for restructuring and related activities, which were not allocated to segments. While these items were identifiable to the Company’s segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 3.

During the three and nine months ended September 30, 2009, the Company recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states. The agreement and settlement includes resolution of all outstanding legal issues and claims with the State and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border. While this item was identifiable to the Company’s consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to Note 7.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Consumer-to-consumer:
Transaction fees	$881.1	$875.9	$2,531.1	$2,497.1
Foreign exchange revenues	235.4	229.3	667.3	650.1
Other revenues	11.8	12.6	33.2	39.8

	1,128.3	1,117.8	3,231.6	3,187.0
Global business payments:
Transaction fees	143.9	153.8	434.3	471.0
Foreign exchange revenues	27.7	8.3	83.2	9.8
Other revenues	7.6	9.2	22.8	29.1

	179.2	171.3	540.3	509.9
Other:
Transaction fees	11.1	10.3	31.9	30.3
Commission and other revenues	11.0	14.7	31.9	42.4

	22.1	25.0	63.8	72.7

Total consolidated revenues	$1,329.6	$1,314.1	$3,835.7	$3,769.6

Operating income/(loss):
Consumer-to-consumer	$337.4	$308.9	$932.5	$889.2
Global business payments	27.0	41.6	98.4	136.2
Other	0.8	2.0	(4.4)	9.7

Total segment operating income	365.2	352.5	1,026.5	1,035.1
Restructuring and related expenses (see Note 3)	(14.0)	—	(48.5)	—
Agreement and settlement (see Note 7)	—	(71.0)	—	(71.0)

Total consolidated operating income	$351.2	$281.5	$978.0	$964.1

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

Overview

We are a leading provider of money transfer services, operating in two business segments:

•	Consumer-to-consumer — money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers — that is, the transfer of funds from one country to another — and, in certain countries, intra-country transfers — that is, money transfers from one location to another in the same country.

•	Global business payments — the processing of payments from consumers or businesses to other businesses. Our business payments services allow consumers to make payments to a variety of organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. We also provide international business-to-business payment services which facilitate cross-border, cross-currency payment transactions. In September 2009, we acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House, which has been rebranded “Western Union Business Solutions,” facilitates cross-border, cross-currency payment transactions. While we continue to pursue further international expansion of our offerings in this segment, the majority of the segment’s revenue was generated in the United States during all periods presented. However, the international expansion and other key strategic initiatives have resulted in international revenue continuing to increase in this segment.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue for all periods presented.

Significant Financial and Other Highlights

Significant financial and other highlights for the three and nine months ended September 30, 2010 included:

•	We generated $1,329.6 million and $3,835.7 million, respectively, in total consolidated revenues compared to $1,314.1 million and $3,769.6 million, respectively, for the comparable periods in the prior year, representing an increase of 1% and 2%, respectively. The acquisition of Custom House contributed $26.8 million and $80.9 million to revenue, respectively, and $7.9 million for both the three and nine months ended September 30, 2009.

•	We incurred $14.0 million and $48.5 million, respectively, of restructuring and related expenses, as described within “Operating expenses overview,” and estimate we will incur a total of approximately $80 million of restructuring and related expenses through 2011 related to the actions announced on May 27, 2010. No restructuring and related expenses were recognized in the corresponding periods in 2009.

•	We generated $351.2 million and $978.0 million in consolidated operating income, respectively, compared to $281.5 million and $964.1 million, respectively, for the comparable periods in the prior year, representing an increase of 25% and 1%, respectively. The current year results include the restructuring and related expenses mentioned above. The prior year results included an accrual of $71.0 million resulting from an agreement and settlement which includes the resolution of all outstanding legal issues and claims with the State of Arizona and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border (the “settlement accrual”).

•	Our operating income margin was 26% and 25%, respectively, compared to 21% and 26%, respectively, for the comparable periods in the prior year. The current year results include the restructuring and related expenses mentioned above, while the prior year results included the settlement accrual mentioned above.

•	Consolidated net income was $238.4 million and $667.3 million, respectively, representing an increase of 32% and 7%, respectively, over the comparable periods in the prior year. The current year results include $9.5 million and $31.9 million, respectively, in restructuring and related expenses, net of tax. The prior year results included the settlement accrual of $53.9 million, net of tax, for both the three and nine months ended September 30, 2009.

•	Our consumers transferred $20 billion and $56 billion in consumer-to-consumer principal, respectively, of which $18 billion and $51 billion related to cross-border principal, which represented increases of 5% and 6% in consumer-to-consumer principal, respectively, and 4% and 6% in cross-border principal, respectively, over the comparable periods in the prior year.

•	Consolidated cash flows provided by operating activities for the nine months ended September 30, 2010 were $709.9 million and were impacted by a $250 million refundable tax deposit we made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements.

•	We issued $250 million of aggregate principal amount of our 6.200% notes due 2040 (“2040 Notes”) during the nine months ended September 30, 2010.

•	We exchanged $303.7 million of aggregate principal amount of our 5.400% notes due 2011 (“2011 Notes”) for $324.9 million aggregate principal amount of 5.253% (effective rate of 5.7%) notes due 2020 (“2020 Notes”) during the nine months ended September 30, 2010.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2010 compared to the same periods in 2009. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions have been eliminated.

We incurred expenses of $14.0 million and $48.5 million for the three and nine months ended September 30, 2010, respectively, for restructuring and related activities, which have not been allocated to segments. No restructuring and related expenses were recognized in the corresponding periods in 2009. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

During the three and nine months ended September 30, 2009, we recorded a $71.0 million settlement accrual, which was not allocated to the segments. While this item was identifiable to our consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to “Selling, general and administrative” expenses.

Overview

The following table sets forth our results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2010	2009	% Change	2010	2009	% Change

Revenues:
Transaction fees	$1,036.1	$1,040.0	—%	$2,997.3	$2,998.4	—%
Foreign exchange revenues	263.1	237.6	11%	750.5	659.9	14%
Commission and other revenues	30.4	36.5	(17)%	87.9	111.3	(21)%

Total revenues	1,329.6	1,314.1	1%	3,835.7	3,769.6	2%
Expenses:
Cost of services	752.6	742.6	1%	2,194.9	2,112.0	4%
Selling, general and administrative	225.8	290.0	(22)%	662.8	693.5	(4)%

Total expenses	978.4	1,032.6	(5)%	2,857.7	2,805.5	2%

Operating income	351.2	281.5	25%	978.0	964.1	1%
Other income/(expense):
Interest income	0.5	1.9	(74)%	1.9	8.4	(77)%
Interest expense	(44.8)	(39.3)	14%	(124.7)	(119.1)	5%
Derivative gains/(losses), net	1.0	0.4	*	0.8	(2.4)	*
Other income/(expense), net	0.7	2.0	*	0.9	(3.6)	*

Total other expense, net	(42.6)	(35.0)	22%	(121.1)	(116.7)	4%

Income before income taxes	308.6	246.5	25%	856.9	847.4	1%
Provision for income taxes	70.2	65.5	7%	189.6	222.3	(15)%

Net income	$238.4	$181.0	32%	$667.3	$625.1	7%

Earnings per share:
Basic	$0.36	$0.26	38%	$1.00	$0.89	12%
Diluted	$0.36	$0.26	38%	$0.99	$0.89	11%
Weighted-average shares outstanding:
Basic	659.1	698.4		670.1	702.0
Diluted	661.3	701.6		672.4	703.9

*	Calculation not meaningful

Revenues Overview

The majority of transaction fees and foreign exchange revenues were contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.”

For the three months ended September 30, 2010 compared to the corresponding period in the prior year, consolidated revenue increased 1% due to consumer-to-consumer transaction growth and the acquisition of Custom House, which contributed $26.8 million to revenue in 2010 and $7.9 million in 2009. Offsetting these factors were price decreases, primarily related to pricing reductions taken in the domestic business (transactions between and within the United States and Canada) commencing in the fourth quarter of 2009, the strengthening of the United States dollar compared to most other foreign currencies, which negatively impacted revenue growth by approximately 2%, declines in our United States bill payments businesses and geographic and product mix, including a higher percentage of revenue earned from intra-country activity, which has a lower revenue per transaction.

For the nine months ended September 30, 2010 compared to the corresponding period in the prior year, consolidated revenue increased 2% due to consumer-to-consumer transaction growth and the acquisition of Custom House, which contributed $80.9 million to revenue in 2010 and $7.9 million in 2009. Offsetting these factors were price decreases, primarily related to pricing reductions taken in the domestic business commencing in the fourth quarter of 2009, declines in our United States bill payments businesses and geographic mix and product mix, including a higher percentage of revenue earned from intra-country activity.

The Europe, Middle East, Africa and South Asia (“EMEASA”) region of our consumer-to-consumer segment represented 44% of our total consolidated revenue for both the three and nine months ended September 30, 2010, respectively. For the three months ended September 30, 2010 compared to the corresponding period in the prior year, EMEASA experienced a revenue decline despite transaction growth. Transaction growth was offset by the strengthening of the United States dollar in the region compared to most other foreign currencies, which negatively impacted revenue, and many of the same factors described above. For the nine months ended September 30, 2010 compared to the corresponding period in the prior year, EMEASA revenue grew due to transaction growth, which was offset by many of the same factors described above.

The Americas region (including North America, Latin America, the Caribbean and South America) of our consumer-to-consumer segment represented 32% of our total consolidated revenue for both the three and nine months ended September 30, 2010. For the three months ended September 30, 2010, the Americas revenue increased due to strong transaction growth, although the increase was mostly offset by the impact of pricing actions taken in our domestic business commencing in the fourth quarter of 2009. For the nine months ended September 30, 2010, revenue was flat despite transaction growth due to the pricing actions previously described.

The global business payments segment, which is discussed in greater detail in “Segment Discussion,” experienced revenue growth during the three and nine months ended September 30, 2010 compared to the corresponding period in the prior year due to our acquisition of Custom House, which was mostly offset by continued declines in our United States bill payments businesses.

Foreign exchange revenues increased for the three and nine months ended September 30, 2010 over the corresponding previous periods due to foreign exchange revenues contributed from our acquisition of Custom House. In addition to the impact of Custom House, foreign exchange revenues in the consumer-to-consumer segment also grew, driven primarily by revenue from the international business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction of transaction fees and foreign exchange revenues for the three and nine months ended September 30, 2010 of $22.2 million and $18.3 million, respectively, over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The weakening of the United States dollar in the first quarter of 2010 resulted in a benefit to revenue, resulting in the smaller net reduction for the nine months ended September 30, 2010. The largest impact was related to the EMEASA region.

Operating Expenses Overview

Restructuring and related expenses

On May 25, 2010, our Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce our overall headcount and migrate positions from various facilities, primarily within the United States and Europe, to regionalized operating centers upon completion of the Restructuring Plan. In conjunction with this decision, we expect to incur approximately $80 million, including expenses related to the Restructuring Plan and the planned departure of an executive announced in the second quarter of 2010. The $80 million in expenses consists of approximately $60 million for severance and employee related benefits, approximately $10 million for facility closures, including lease terminations; and approximately $10 million for other expenses. Included in these estimated expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. Subject to complying with and undertaking the necessary individual and collective employee information and consultation obligations as may be required by local law for potentially affected employees, we expect all of these activities to be completed by the end of 2011, with the significant majority of these expenses expected to be incurred by the end of 2010. We expect the total Restructuring Plan expenses of approximately $80 million to generate expense savings of approximately $10 million in 2010, approximately $30 million to $40 million in 2011, and approximately $50 million per year beginning in 2012, following completion of the Restructuring Plan.

For the three and nine months ended September 30, 2010, restructuring and related expenses of $4.6 million and $14.0 million, respectively, are classified within “cost of services” and $9.4 million and $34.5 million, respectively, are classified within “selling, general and administrative” in the condensed consolidated statements of income. No restructuring and related expenses were recognized in the corresponding periods in 2009.

Cost of services

Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services for both the three and nine months ended September 30, 2010. Also included in costs of services are expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services increased for the three and nine months ended September 30, 2010 compared to the corresponding periods in the prior year primarily due to incremental costs, including those related to Custom House and our money order business and restructuring and related expenses of $4.6 million and $14.0 million, respectively, as described above, offset by decreased bad debt expense and operating efficiencies. Cost of services as a percentage of revenue was 57% for both the three and nine months ended September 30, 2010, and 57% and 56% for the three and nine months ended September 30, 2009, respectively. For the three months ended September 30, 2010 compared to the corresponding period in 2009, costs of services as a percentage of revenue were flat, as decreased bad debt expense and operating efficiencies were offset by incremental operating costs, including costs associated with our money order business, and restructuring and related expenses. The increase in cost of services for the nine months ended September 30, 2010 compared to the corresponding period in 2009 was primarily due to incremental operating costs, including costs associated with our money order business, and restructuring and related expenses, which were partially offset by decreased bad debt expense and operating efficiencies.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) decreased for the three and nine months ended September 30, 2010 compared to the same period in the prior year due to the settlement accrual that was recorded in the third quarter of 2009, as described below, lower marketing expenses and operating efficiencies, offset by incremental costs associated with Custom House, restructuring and related expenses of $9.4 million and $34.5 million, respectively, and higher employee compensation costs.

During the third quarter of 2009, we recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states. On February 11, 2010, we signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, we have made and expect to make certain investments in our compliance programs along the United States and Mexico border and have engaged a monitor for those programs, which are expected to cost up to $23 million over the period from signing to 2013.

During the three and nine months ended September 30, 2010, marketing related expenditures, principally classified within SG&A, were slightly below 4% of revenue. Marketing related expenditures were slightly below 5% of revenue for both the three and nine months ended September 30, 2009. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments, as discussed in “Segment

Discussion,” for consumer-to-consumer revenues and other initiatives in order to best maximize the return on these investments.

Total other expense, net

Total other expense, net increased during the three months ended September 30, 2010 compared to the corresponding period in 2009 primarily due to an increase in interest expense resulting from our June 21, 2010 issuance of $250.0 million of aggregate principal amount of unsecured notes. Total other expense, net increased during the nine months ended September 30, 2010 compared to the corresponding period in 2009 primarily due to an increase in interest expense resulting from our note issuance and financing costs incurred in connection with our note exchange in the first quarter of 2010 and a decrease in interest income due to lower short-term interest rates and the repayment of a note receivable due from an agent. The prior year nine month period was also impacted by a $12 million reserve taken against our receivable from the Reserve International Liquidity Fund during the second quarter of 2009, which did not recur in the current year.

Income taxes

Our effective tax rates on pre-tax income were 22.7% and 26.6% for the three months ended September 30, 2010 and 2009, respectively, and 22.1% and 26.2% for the nine months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, we continued to benefit from an increasing proportion of profits being foreign-derived, and therefore, taxed at lower rates than our combined federal and state tax rates in the United States. In addition, during the third quarter of 2010 we began recognizing cumulative and ongoing tax planning benefits from certain foreign acquisitions.

On August 10, 2010, the United States enacted the Education Jobs and Medicaid Assistance Act, which included a number of international tax law changes. We do not expect the new law to have a material impact on our effective tax rate as a result of the mitigating effects of actions we have implemented, and expect to implement prior to year end, including accelerating planned repatriations. Other proposed changes to United States tax laws, if enacted, could potentially adversely affect our future effective tax rate. We are closely monitoring the proposed changes, and the potential effect on our future effective tax rate will depend on the final form of any new laws.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of September 30, 2010, the total amount of unrecognized tax benefits was $609.5 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of September 30, 2010, interest on the alleged amounts due for unagreed adjustments would be approximately $34 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. In September 2010, IRS Counsel referred the case to the IRS Appeals Division for possible settlement. We believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase, which could materially impact our financial position, results of operations and cash flows.

In 2010, we made a $250 million refundable tax deposit relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

Earnings per share

During the three months ended September 30, 2010 and 2009, basic and diluted earnings per share were $0.36 and $0.26, respectively. During the nine months ended September 30, 2010 and 2009, basic earnings per share were $1.00 and $0.89, respectively, and diluted earnings per share were $0.99 and $0.89, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2010 and 2009, there were 36.0 million and 30.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the nine months ended September 30, 2010 and 2009, there were 36.1 million and 38.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share increased for the three and nine months ended September 30, 2010, respectively, compared to the same periods in the prior year as a result of the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises from January 1, 2009 through September 30, 2010.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and global business payments. Businesses not considered part of these segments are categorized as “Other.”

We incurred expenses of $14.0 million and $48.5 million for restructuring and related activities during the three and nine months ended September 30, 2010, respectively, which were not allocated to segments. No restructuring and related expenses were recognized in the corresponding periods in 2009. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

During the three and nine months ended September 30, 2009, we recorded an accrual of $71.0 million resulting from the multi-state agreement and settlement, which was not allocated to the segments. While this item was identifiable to our consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to “Selling, general and administrative” expenses.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Consumer-to-consumer(a)
EMEASA	44%	46%	44%	45%
Americas	32%	31%	32%	32%
APAC	9%	8%	8%	8%

Total consumer-to-consumer	85%	85%	84%	85%
Global business payments	13%	13%	14%	13%
Other	2%	2%	2%	2%

	100%	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2010	2009	% Change	2010	2009	% Change

Revenues:
Transaction fees	$881.1	$875.9	1%	$2,531.1	$2,497.1	1%
Foreign exchange revenues	235.4	229.3	3%	667.3	650.1	3%
Other revenues	11.8	12.6	(6)%	33.2	39.8	(17)%

Total revenues	$1,128.3	$1,117.8	1%	$3,231.6	$3,187.0	1%

Operating income	$337.4	$308.9	9%	$932.5	$889.2	5%
Operating income margin	30%	28%		29%	28%
Key indicator:
Consumer-to-consumer transactions	54.9	50.1	10%	157.6	144.7	9%

The table below sets forth transaction and revenue growth/(decline) rates by region for the three and nine months ended September 30, 2010.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Consumer-to-consumer transaction growth (a)
EMEASA	5%	5%
Americas	13%	11%
APAC	15%	15%
Consumer-to-consumer revenue growth/(decline) (a)
EMEASA	(2)%	1%
Americas	2%	—%
APAC	12%	12%

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

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 7% of consolidated Western Union revenues during both the three and nine months ended September 30, 2010 and 2009. No individual country, other than the United States, represented more than approximately 6% of our consolidated revenues during both of the three and nine month periods ended September 30, 2010 and 2009.

Transaction fees and foreign exchange revenues

For the three months ended September 30, 2010 compared to the corresponding period in the prior year, consumer-to-consumer money transfer revenue grew 1% on transaction growth of 10%. Transaction growth was offset by price decreases, primarily related to pricing reductions taken in the domestic business in the fourth quarter of 2009, the strengthening of the United States dollar compared to most other foreign currencies, which negatively impacted revenue growth by approximately 2%, and geographic mix and product mix, including a higher percentage of revenue earned from intra-country activity, which has a lower revenue per transaction.

For the nine months ended September 30, 2010 compared to the corresponding period in the prior year, consumer-to-consumer money transfer revenue grew 1% primarily due to transaction growth of 9%. Transaction growth was offset by price decreases, primarily related to pricing reductions taken in the domestic business in the fourth quarter of 2009 and geographic mix and product mix, including a higher percentage of revenue earned from intra-country activity. Our international consumer-to-consumer business experienced revenue growth of 2% and 3%, respectively, on transaction growth of 7% and 8% for the three and nine months ended September 30, 2010, respectively. Our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer business outside of the United States also experienced revenue growth on transaction increases for the three and nine months ended September 30, 2010.

Revenue in our EMEASA region decreased 2% during the three months ended September 30, 2010 compared to the corresponding period in the prior year despite transaction growth of 5%. Transaction growth was offset by the strengthening of the United States dollar compared to most other foreign currencies in the region and many of the same factors described above. For the nine months ended September 30, 2010 compared to the corresponding period in the prior year, EMEASA revenue increased 1% on transaction growth of 5%, which was offset by many of the same factors described above.

During the three and nine months ended September 30, 2010, revenue and transactions in the Gulf States declined compared to the same periods in 2009. The rate of growth in our money transfer business to India has continued to slow with revenue and transaction growth of 2% for the three months ended September 30, 2010, and revenue growth of 4% and transaction growth of 3% for the nine months ended September 30, 2010 versus the same periods in 2009, due primarily to fewer send transactions from the Gulf States.

Americas revenue increased 2% due to transaction growth of 13% for the three months ended September 30, 2010 compared to the same period in 2009, but transaction growth was offset by pricing actions taken in the domestic business commencing in the fourth quarter of 2009. For the nine months ended September 30, 2010 compared to the same period in 2009, revenue remained flat despite transaction growth of 11%, also due to the pricing actions taken in the fourth quarter of 2009. Our domestic business experienced revenue declines of 6% and 10% on transaction growth of 35% and 27% for the three and nine months ended September 30, 2010, respectively, due to the same factors. Our United States outbound business experienced both transaction and revenue growth in the three and nine months ended September 30, 2010. Our Mexico business negatively impacted revenue growth in the Americas region during the three and nine months ended September 30, 2010 with revenue declines of 1% for both periods and transaction growth of 2% and 1%, respectively.

APAC revenue increased 12% for both the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to transaction growth of 15% in both periods. China’s revenue increased 6% and 12% on transaction growth of 6% and 7% for the three and nine months ended September 30, 2010, respectively.

Foreign exchange revenues for the three and nine months ended September 30, 2010 grew compared to the same periods in 2009, primarily driven by revenue from our international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three and nine months ended September 30, 2010 of $21.2 million and $14.3 million, respectively, over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The overall weakening of the United States dollar in the first quarter of 2010 resulted in a benefit to revenue, resulting in the smaller net reduction for the nine months ended September 30, 2010. The largest impact was related to the EMEASA region.

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

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help our growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the approximately 435,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of September 30, 2010, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valuta® and Vigo(sm)) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-consumer operating income increased 9% and 5% during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 due to lower marketing expenses, decreased bad debt expense and operating efficiencies, offset by higher employee compensation costs. Also favorably impacting the three months ended September 30, 2010 were currency impacts, including the effect of foreign currency hedges. The change in operating income margin for the three and nine months ended September 30, 2010 compared to the same periods in the prior year resulted from these same factors.

Global Business Payments Segment

The following table sets forth our global business payments segment results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2010	2009	% Change	2010	2009	% Change

Revenues:
Transaction fees	$143.9	$153.8	(6)%	$434.3	$471.0	(8)%
Foreign exchange revenues	27.7	8.3	*	83.2	9.8	*
Other revenues	7.6	9.2	(17)%	22.8	29.1	(22)%

Total revenues	$179.2	$171.3	5%	$540.3	$509.9	6%

Operating income	$27.0	$41.6	(35)%	$98.4	$136.2	(28)%
Operating income margin	15%	24%		18%	27%
Key indicator:
Global business payments transactions	103.4	105.0	(2)%	299.6	315.5	(5)%

*	Calculation not meaningful

Revenues

During the three and nine months ended September 30, 2010, global business payments segment revenue was positively impacted by our acquisition of Custom House, which contributed $26.8 million and $80.9 million of revenue, respectively versus $7.9 million in both the three and nine months ended September 30, 2009, and growth in the Pago Fácil business. Partially offsetting these increases were revenue declines in our United States bill payments businesses as many United States consumers who would use our services continue to have difficulty paying their bills and continue to be unable to obtain credit in any form, resulting in us handling fewer bill payments. The ongoing trend away from cash based bill payments in the United States and competitive pressures, which resulted in lower volumes and a shift to lower revenue per transaction products, also contributed to the revenue declines. Due to these factors, we expect to see revenue declines in our United States consumer-to-business service offerings throughout the remainder of 2010.

The significant majority of Custom House’s revenue, which is primarily included in foreign exchange revenues, is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. Although the majority of the segment’s revenues were generated in the United States for the three and nine months ended September 30, 2010, we expect the proportion of international revenue, specifically foreign exchange revenue, will grow in future periods as a percentage of total revenue due to our acquisition of Custom House and the continuing declines in the United States businesses.

The transaction declines during the three and nine months ended September 30, 2010 compared to the same periods in 2009 were due to declines in our United States bill payments businesses.

Operating income

For the three and nine months ended September 30, 2010, operating income decreased compared to the same periods in the prior year primarily due to declines related to the United States-based bill payments business, and investing and operating costs, including amortization expense, associated with Custom House.

The decline in operating income margin in the segment is primarily due to the increased costs associated with the acquisition of Custom House and declines in our United States bill payments businesses.

Other

The following table sets forth other results for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change

Revenues	$22.1	$25.0	(12)%	$63.8	$72.7	(12)%
Operating income	$0.8	$2.0	(60)%	$(4.4)	$9.7	*
Operating income margin	4%	8%		*	13%

*	Calculation not meaningful

Revenues

Revenue, generated primarily from our money order services business, declined for the three and nine months ended September 30, 2010 compared to the same periods in the prior year. We experienced a decrease in the amount of revenue recognized related to our money order services business as we no longer receive a fixed return of 5.5% from Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, on outstanding money order balances as we did for the first three quarters of 2009. We now derive investment income from actual interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities, which generally have a lower rate of return than we were receiving under our previous agreement with IPS. In 2008, we entered into interest rate swaps on certain of our fixed rate notes to reduce our exposure to fluctuations in interest rates. Through a combination of the revenue generated from the new investment securities and the anticipated interest expense savings resulting from the interest rate swaps, we estimate that we should be able to retain, a materially comparable after-tax rate of return through 2011 as we had been receiving under the agreement with IPS.

Operating income

During the three and nine months ended September 30, 2010, the decrease in operating income was due to the decrease in revenue from our money order services business as described above. Promotional marketing activities related to our prepaid business in the United States negatively impacted operating income for the nine months ended September 30, 2010, but was offset by the elimination of costs incurred in 2009 associated with evaluating and closing acquisitions, which did not recur in 2010.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings, timing of income tax payments, including our refundable tax deposit described further in “Cash Flows from Operating Activities” and collections on receivables, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters, and a corresponding increase to the first and third quarters.

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

We believe we have adequate liquidity to meet our business needs, including dividends and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. In addition, we have capacity to borrow up to $1.5 billion in the aggregate under our commercial paper program and revolving credit facility, which were not drawn on at September 30, 2010. The revolving credit facility expires in September 2012.

Cash and Investment Securities

As of September 30, 2010, we had cash and cash equivalents of $2.0 billion, of which $897 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses internationally.

In 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. In 2009, we received partial distributions totaling $255.5 million from the Fund, of which $234.9 million was received in the first nine months of 2009. For further information regarding this redemption receivable, see “Credit Risk” in the “Risk Management” section below.

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

Investment securities, included in settlement assets, were $1.2 billion as of September 30, 2010. Substantially all of these investments are state and municipal debt instruments. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. We do not hold investment securities for trading purposes, and all of our investment securities are classified as available-for-sale and recorded at fair value. Under the Payment Services Directive in the European Union, we expect to have a similar portfolio of investment securities, which we will manage in a similar manner and under similar guidelines as our current portfolio.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high-quality investments, including diversifying our investment portfolio. As of September 30, 2010, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of September 30, 2010, there were no investments with a single issuer or individual securities representing more than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $709.9 million during the nine months ended September 30, 2010, from $958.0 million in the comparable period in the prior year, primarily due to a $250.0 million refundable tax deposit made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

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

At September 30, 2010, we have outstanding borrowings at par value of $3,277.1 million. The substantial majority of these outstanding borrowings consist of unsecured fixed rate notes with maturities ranging from 2011 to 2040, including our 2040 Notes issued to provide liquidity for general corporate purposes, which may include the repayment of indebtedness, and our 2020 Notes which were issued in March 2010 and exchanged for a portion of our 2011 Notes, as discussed above. Our revolving credit facility expires in September 2012 and includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The Revolving Credit Facility, which is diversified through a group of 15 participating institutions, is used to provide general liquidity for us and to support borrowings under our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion was approximately 20%. The substantial majority of the banks within this group had credit ratings of “A−” or better from a major credit rating agency as of September 30, 2010. As of September 30, 2010, there were no borrowings outstanding under the revolving credit facility.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our revolving credit facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding at September 30, 2010.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our $1.5 billion revolving credit facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $87.8 million and $66.9 million for the nine months ended September 30, 2010 and 2009, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

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

Share Repurchases and Dividends

During the nine months ended September 30, 2010 and 2009, 31.7 million and 15.6 million of shares were repurchased for $514.4 million and $225.0 million, excluding commissions, at an average cost of $16.23 and $14.38 per share, respectively. At September 30, 2010, $485.6 million remains available under share repurchase authorizations approved by our Board of Directors.

During the nine months ended September 30, 2010, our Board of Directors declared quarterly cash dividends of $0.06 per common share representing $119.5 million in total dividends. Of this amount, $40.5 million was paid on March 31, 2010, $39.6 million was paid on June 30, 2010 and $39.4 million was paid on October 14, 2010. During the nine months ended September 30, 2009, no dividend was declared or paid.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plans

We have two frozen defined benefit pension plans for which we have a recorded unfunded pension obligation of $101.7 million as of September 30, 2010. Through September 2010, we have made contributions totaling approximately $22 million to the plans, including a discretionary contribution of $10 million.

Other Commercial Commitments

We had approximately $85 million in outstanding letters of credit and bank guarantees at September 30, 2010, with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of September 30, 2010, our total amount of unrecognized income tax benefits was $609.5 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2009 Annual Report on Form 10-K, for which there were no material changes, included:

•	Income taxes

•	Derivative financial instruments

•	Other intangible assets

•	Goodwill impairment testing

•	Acquisitions — purchase price allocation

In addition to the above Critical Accounting Policies, during the nine months ended September 30, 2010 we incurred expenses in connection with restructuring and related expenses and expect to incur additional expenses through December 2011. Accordingly, we now consider our restructuring policy as a Critical Accounting Policy as follows:

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

At December 31, 2009, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $27 million based on our 2010 forecast of consumer-to-consumer unhedged exposure to foreign currency. The exposure as of September 30, 2010 is not materially different based on our forecast of unhedged exposure to foreign currency through September 30, 2011. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at September 30, 2010 of $3.0 billion. Approximately $2.2 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest bearing assets consist of highly rated state and municipal debt securities, the majority of which are fixed rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the condensed consolidated balance sheets. As interest rates rise, the fair value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “settlement assets” in the condensed consolidated balance sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “total stockholders’ equity” on our condensed consolidated balance sheets.

As of September 30, 2010, $750 million of our total $3.3 billion of borrowings at par value was effectively floating rate debt through interest rate swap agreements, changing our fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 400 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. No commercial paper borrowings were outstanding as of September 30, 2010.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. At September 30, 2010, our weighted average effective rate was approximately 5.3%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $8 million annually based on borrowings on September 30, 2010 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2010 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $22 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

Credit Risk

Our interest earning assets include investment securities, substantially all of which are state and municipal debt securities, which are classified in “settlement assets” and accounted for as available-for-sale securities, and money market fund investments, which are classified in “cash and cash equivalents.” The majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency.

On September 15, 2008, we requested redemption of our shares in the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. In 2009, we received partial distributions totaling $255.5 million from the Fund. We continue to vigorously pursue collection of the remaining balance. However, given the increased uncertainty surrounding the numerous third-party legal claims associated with the Fund, we reserved $12 million representing the estimated impact of pro-rata distribution of the Fund during 2009. As of September 30, 2010, we had a remaining receivable balance of $30.6 million, net of the related reserve, which is included in “other assets” in the condensed consolidated balance sheets. We anticipate receiving a distribution upon the resolution of the legal matters surrounding the Fund. If the Fund incurs significant legal, administrative or other costs during the distribution process, we may record additional reserves related to the remaining receivable balance, although such amounts are not expected to be significant.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. In addition, we are exposed to credit risk directly from consumer transactions particularly through our internet services and electronic channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. We perform a credit review before each agent signing and conduct periodic analyses. Historically, and for the three and nine months ended September 30, 2010, our losses associated with agent and consumer bad debts have been less than 1% of our revenues. We continue to monitor the credit worthiness of our agents, and due to the challenging economy, we closed agents at higher rates in 2009 than in prior years, primarily small retailers in the United States. Closing agents may impact transactions and revenues.

As a result of our acquisition of Custom House, we are now exposed to credit risk relating to derivative financial instruments written by us to our customers. The duration of these derivative contracts is generally nine months or less. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. To mitigate this risk, we perform credit reviews of the customer on an ongoing basis and we may require certain customers to post collateral or increase collateral based on the fluctuating market value of the customer’s contract and their risk profile. The credit risk arising from our spot foreign currency exchange contracts is largely mitigated, as in most cases we require the receipt of funds from our customers before releasing the associated cross-currency payment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

/s/  Ernst & Young LLP

Denver, Colorado
November 5, 2010

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

On July 26, 2010, U.F.C.W. Local 1776 & Participating Employers Pension Fund filed a Verified Shareholder Double Derivative Complaint and Jury Demand in federal district court in Colorado naming all members of the Company’s Board of Directors as individual defendants and the Company and its subsidiary Western Union Financial Services, Inc. as nominal defendants. The complaint seeks damages from the individual defendants for breach of fiduciary duty and waste of corporate assets, seeks an order to implement unspecified corrective measures, and alleges failure by the individual defendants to appropriately oversee the Company’s compliance program, particularly the alleged deficiencies which resulted in the Company’s agreement and settlement with the State of Arizona in early 2010. On September 10, 2010, the federal district court in Colorado dismissed the complaint for lack of subject matter jurisdiction. On September 23, 2010, the plaintiff re-filed the complaint in Maricopa County Superior Court in Arizona. The Company is in the process of preparing its response to the complaint.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of shares of the Company’s common stock during the third quarter of 2010:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Repurchased as Part of	May Yet Be Repurchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
	Shares Repurchased*	Paid per Share	Plans or Programs**	Programs (in millions)

July 1 - 31	1,625,431	$15.48	1,614,920	$558.2
August 1 - 31	2,215,439	$16.02	2,209,800	$522.8
September 1 - 30	2,277,856	$16.74	2,219,400	$485.6

Total	6,118,726	$16.14	6,044,120

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	At September 30, 2010, $485.6 million remains available under share repurchase authorizations approved by the Company’s Board of Directors. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company
(Registrant)

Date: November 5, 2010 By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010 By:	/s/ Scott T. Scheirman
Scott T. Scheirman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2010 By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer,
and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

10		First Amendment to Employment Contract and Expatriate Letter Agreement, dated as of October 7, 2010, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek*
12		Computation of Ratio of Earnings to Fixed Charges
15		Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information
31.1		Certification of Principal Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2		Certification of Principal Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract and compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.