Form 10-K
period 2010-12-31
Western Union CO
filed 2011-02-25
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32903

THE WESTERN UNION COMPANY
(Exact name of registrant as specified in its charter)

Delaware	20-4531180
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.9 billion based on the closing sale price of $14.91 of the common stock as reported on the New York Stock Exchange.

As of February 18, 2011, 646,777,157 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2010 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

INDEX

		Page
		Number

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	(REMOVED AND RESERVED)	34

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 8.	Financial Statements and Supplementary Data	74
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	130
Item 9A.	Controls and Procedures	130
Item 9B.	Other Information	130

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	130
Item 11.	Executive Compensation	131
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	131
Item 13.	Certain Relationships and Related Transactions, and Director Independence	131
Item 14.	Principal Accounting Fees and Services	131

PART IV

Item 15.	Exhibits, Financial Statement Schedules	131
EX-10.8
EX-10.11
EX-10.29
EX-10.30
EX-10.39
EX-12
EX-21
EX-23
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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in immigration laws, patterns and other factors related to migrants;

•	our ability to adapt technology in response to changing industry and consumer needs or trends;

•	our failure to develop and introduce new products, services and enhancements, and gain market acceptance of such products;

•	the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering, terrorist financing and anti-competitive behavior, and/or changing regulatory or enforcement interpretations of those laws;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated there-under;

•	changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, and governmental or judicial interpretations thereof;

•	changes in general economic conditions and economic conditions in the regions and industries in which we operate;

•	political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole;

•	interruptions of United States government relations with countries in which we have or are implementing material agent contracts;

•	changes in, and failure to manage effectively exposure to, foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions;

•	our ability to resolve tax matters with the Internal Revenue Service and other tax authorities consistent with our reserves;

•	failure to comply with the settlement agreement with the State of Arizona;

•	liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments;

•	mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the realization of anticipated financial benefits from these acquisitions;

•	failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide;

•	deterioration in consumers’ and clients’ confidence in our business, or in money transfer providers generally;

•	failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers;

•	any material breach of security of or interruptions in any of our systems;

•	our ability to attract and retain qualified key employees and to manage our workforce successfully;

•	our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place;

•	failure to implement agent contracts according to schedule;

•	adverse rating actions by credit rating agencies;

•	failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other money transfer services providers, including telecommunications providers, card associations, card-based payment providers and electronic and internet providers;

•	our ability to protect our brands and our other intellectual property rights;

•	our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection;

•	cessation of various services provided to us by third-party vendors;

•	adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us;

•	decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries;

•	changes in industry standards affecting our business;

•	changes in accounting standards, rules and interpretations;

•	significantly slower growth or declines in the money transfer market and other markets in which we operate;

•	adverse consequences from our spin-off from First Data Corporation;

•	decisions to change our business mix;

•	catastrophic events; and

•	management’s ability to identify and manage these and other risks.

ITEM 1.	BUSINESS

Overview

The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world.

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well recognized brand to transfer funds. Our consumer-to-consumer money transfer service enables people to send money around the world in minutes. Our services are available through a global network of more than 445,000 agent locations in more than 200 countries and territories, with approximately 85% of those locations outside of the United States. Each location in our agent network is capable of providing one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2010, approximately 75% of our locations had experienced money transfer activity in the prior 12 months.

Our global business payments service provides consumers and businesses with flexible and convenient options for making one-time or recurring bill payments, including business-to-business cross-border, cross currency payment transactions. In September 2009, we acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business cross-border, cross-currency payment services. In the third quarter of 2010, Custom House was rebranded “Western Union® Business Solutions.” Although the majority of the revenue in our global business payments segment was generated in the United States, international expansion and other key strategic initiatives have resulted in international revenue continuing to increase in this segment.

We believe that brand strength, size and reach of our global network, and convenience and reliability for our customers have been important factors relating to the growth of our business. As we continue to meet the needs of our customers for fast, reliable and convenient money transfer services, we are also working to enhance our services and provide our consumer and business clients with access to an expanding portfolio of payment and other financial services.

The majority of our revenue comes from fees that consumers pay when they send money or make payments. In certain money transfer and payment services transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire currency.

Our Segments

We manage our business based on the customers we serve and the type of services we offer. Each segment addresses a different combination of customer needs, distribution networks and services. Our segments are consumer-to-consumer and global business payments. Our other businesses not included in these segments primarily consist of Western Union branded money order services available through a network of third-party agents primarily in the United States and Canada.

The table below presents the components of our consolidated revenue:

	2010	2009	2008

Consumer-to-consumer (a)
EMEASA (b)	44%	45%	44%
Americas (c)	31%	32%	34%
APAC (d)	9%	8%	7%

Total consumer-to-consumer	84%	85%	85%
Global business payments	14%	14%	14%
Other	2%	1%	1%

	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

(b)	Represents the Europe, Middle East, Africa and South Asia region of our consumer-to-consumer segment, including India.

(c)	Represents the Americas region of our consumer-to-consumer segment, which includes North America, Latin America, the Caribbean and South America.

(d)	Represents the Asia Pacific region of our consumer-to-consumer segment.

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

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 84% of our total consolidated revenues for 2010. We offer consumers a variety of ways to send money. Although most remittances are sent from one of our more than 445,000 agent locations worldwide, in some countries we offer the ability to send money over the internet or the telephone, using a credit or debit card, or through a withdrawal directly from a consumer’s bank account. All agent locations accept cash to initiate a transaction, and some also accept debit cards. We also offer consumers several options to receive a money transfer. While the vast majority of transfers are paid in cash at agent locations, in some places we offer payout directly to the receiver’s bank account, to a stored-value card, to a mobile phone or through the issuance of a money order.

Operations

Our revenue is derived primarily from transaction fees charged to consumers to transfer money. In money transfers involving different send and receive currencies, we also generate revenue based on the difference between the exchange rate set by Western Union to the consumer and the rate at which we or our agents are able to acquire currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and address of the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. This sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes. The recipient enters an agent location in the designated receiving area or country, presents identification and is paid the transferred amount. Recipients do not pay a fee (although in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer). We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the send and receive locations.

We generally pay our agents a commission based on a percentage of revenue. The commission is shared between the agent that initiated the transaction, the “send agent,” and the agent that paid the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent’s primary business (e.g., postal services, banking, check cashing, travel and retail businesses), making the economics of being a Western Union agent attractive. Western Union’s global reach and large consumer base allow us to attract agents we believe to be of high quality.

To complement the convenience offered by our network’s global physical locations, in certain countries we have also made our services available through other channels, as described below under “Services.”

Over 85% of our consumer-to-consumer transactions involve at least one non-United States location. No individual country outside the United States accounted for more than approximately 6%, 6% and 7% of our consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Certain of our agents facilitate a large number of transactions; however, all individual agents accounted for less than 10% of the segment’s revenue during these periods.

Services

We offer money transfer services worldwide. In 2010, over 95% of our consumer-to-consumer transactions were cash money transfers involving our walk-in agent locations around the world. Although demand for in-person, cash money transfers has historically been the strongest, we offer a number of options for sending and receiving funds that provide consumer convenience and choice to meet the needs of consumers. The different ways consumers can send or receive money include the following:

Walk-in money transfer service. The substantial majority of our remittances constitute transactions in which cash is collected by the agent and payment (usually cash) is available for pick-up at another agent location in the designated receive location, usually within minutes. In the United States, including some United States outbound corridors, Canada and in other select international corridors, we provide a “Direct to Bank” service, enabling a consumer to send a transaction from an agent location directly to a bank account. We also provide a “Cash to Card” service that provides consumers an option to direct funds to a Western Union branded stored-value card in the United States, with the option to have the card delivered overnight to consumers’ homes. To facilitate offering our services at retail locations that do not have dedicated service staff, we are in the early stages of the roll-out of “goCASHsm” in the United States, a money transfer service that lets consumers purchase money transfers at pre-set amounts in-lane, at a cash register, and then complete the transfer over the phone through a Western Union customer service representative or through a website.

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

Online money transfer service. Our websites allow consumers to send funds on-line, generally using a credit or debit card, for pay-out at most Western Union branded agent locations around the world. As of December 31, 2010, we are now providing on-line money transfer service in 20 countries, allowing consumers in these countries to send money throughout the world.

Telephone money transfer service. Our Telephone Money Transfer service allows Western Union consumers to send funds by telephone without visiting an agent location. Consumers call a toll-free number in the United States, Canada, Ireland or the United Kingdom and use a debit card or credit card to initiate a transaction. The money transfer is then available for pay-out at a Western Union agent location.

Account based money transfer service. This service allows consumers to access Western Union services electronically, directly from their bank’s internet, or ATM banking service. They can use their bank account to either initiate, or in some cases, receive a Western Union money transfer electronically, without having to visit a physical Western Union agent location. We have relationships with 40 banks that have agreed to offer this service, primarily through their online banking portals.

Mobile money transfer service. Our mobile money transfer service provides consumers in a number of select countries with the ability to transfer money to a mobile wallet or bank account. Consumers in selected countries can also initiate transactions from their mobile phones and send money from mobile wallets or bank accounts. As of December 31, 2010, there were over 80,000 Western Union agent locations enabled with the technology to transfer money to a mobile phone.

Distribution and Marketing Channels

We offer our consumer-to-consumer service to millions of consumers around the world primarily through our global network of third-party agents in almost every country and territory, with approximately 85% of our agent locations being located outside of the United States. Our agents facilitate the global distribution and convenience associated with our Western Union and other brands, which in-turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers and other established organizations that provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets they serve and work with our management to develop business plans for their markets. Many of our agents contribute financial resources, or otherwise support, our efforts to market the business. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us an average of approximately 14 years, and in 2010, these long-standing agents were involved in transactions that generated more than 60% of our consumer-to-consumer revenue.

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

Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although our subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to the same technology and services as our other agent locations.

Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card payout options and Direct to Bank service. Our marketing benefits from feedback from our agents and consumers, and in many of our markets, our agents fund marketing activities.

Our marketing strategy includes our global loyalty card program, which is available in a growing number of countries and territories. As of December 31, 2010, the loyalty card program was available in 80 countries and territories and had almost 16 million active cards, an increase in the number of active cards of 18% from December 31, 2009. The card offers consumers faster service at the point-of-sale and, in certain countries, reduced service fees or cash back to consumers. Loyalty card consumers generally initiate more transactions and have a higher rate of retention than non-carded consumers. Over one-third of Western Union branded consumer-to-consumer transactions are initiated using a loyalty card. The global loyalty card program is one component of our consumer relationship management strategy designed to support and enhance long-term relationships with our consumers. Consumer databases supplement these efforts by providing insight on consumer preferences so that we can selectively target consumer communications and marketing.

Industry Trends

Over the last several years, except for 2009, the cross-border money transfer industry has experienced growth. Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment rates worldwide. The top four inbound remittance countries in the world are India, China, Mexico and the Philippines, and cumulatively receive an estimated $150 billion annually according to The World Bank’s November 2010 report. Due to the weak global economy, including declines in consumer confidence and high unemployment, the demand for money transfers has softened. The World Bank projects cross-border remittance growth of approximately 5% in 2011. We anticipate that the remittance market will continue to recover as the global economy improves.

Another significant trend impacting the money transfer industry is the increase in regulation. Regulation in the United States and elsewhere focuses, in part, on anti-money laundering, anti-terrorist activities and consumer protection. Regulations require money transfer providers, banks and other financial institutions to develop systems to detect, monitor and report certain transactions.

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

We believe the most significant competitive factors in consumer-to-consumer remittances relate to brand recognition, trust and reliability, distribution network and channel options, consumer experience and price.

Global Business Payments Segment

In our global business payments segment, we provide fast and convenient options to make one-time or recurring payments for consumers or businesses to other businesses. Our business payments services allow consumers to make payments to a variety of organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, governmental agencies and other businesses. We also provide international business-to-business cross-border, cross-currency payment services. We can process payments using the customer’s credit card, debit card, bank account or cash depending on the service selected. We believe our business customers who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customer payments. In certain circumstances, our relationships with business customers also provide them with an additional source of income, as well as reduced expenses for cash and check handling.

Operations

Our revenue in this segment is derived primarily from transaction fees paid by the customer. These fees are typically less than the fees charged in our consumer-to-consumer segment. Consumers may make a cash payment at an agent or owned location and businesses may remit a check, electronic or wire transfer in order to initiate a transaction. In order to make an electronic payment, consumers or businesses initiate a transaction over the telephone or the internet which we process through credit card, debit card, automated clearing house (“ACH”) or wire transfer, depending on the service selected. Our internet services are provided through our own websites or, in certain circumstances, in partnership with other websites for which we act as the service provider. In cross-border transactions involving different currencies, we primarily generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we are able to acquire currency. In addition, we generate revenue from upfront enrollment fees received for our Equity Accelerator® service, and we earn investment income on funds received from services sold in advance of settlement with payment recipients.

While we continue to pursue further international expansion of our offerings in this segment, the majority of the segment’s revenue was generated in the United States during all periods presented. However, international expansion and other key strategic initiatives have resulted in international revenue continuing to increase in this segment.

Services

Our global business payments services are available through a variety of products which give customers choices as to the payment channel and method of payment, and include the following:

Western Union Business Solutions. Western Union Business Solutions (“Business Solutions”) offers international cross-border, cross-currency business-to-business payment solutions. These payment transactions are conducted through various channels including the telephone and internet. Business Solutions operates its own website to offer services and also serves as the ultimate service provider for other partner websites. Payments are made predominately through wire transfers and ACH, but in some situations, checks are remitted. The majority of Business Solutions’ business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, we write foreign currency forward and option contracts for customers to facilitate future payments.

Western Union Payments. The Western Union Payments service, formerly Quick Collect®, allows consumers to send funds to businesses and government agencies across the United States and Canada, using cash and, in certain locations, a debit card. This service is offered primarily at Western Union agent locations, but may be provided via our westernunion.com website in limited situations. This service is also offered in select international locations under the service mark Quick Paysm. We also offer Quick Cash®, a cash disbursement service used by businesses and government agencies to send money to employees or individuals with whom they have accounts or other business relationships. Similar to our Western Union Payments service, consumers use our Western Union Convenience Pay® (“Convenience Pay”) service to send payments by cash or check from a smaller number of Convenience Pay agent locations primarily to utilities and telecommunication providers. We are in the process of consolidating all of these services to be marketed as Western Union Payments.

Pago Fácil®. In South America, we offer walk-in, cash bill payment services which allow consumers to make payments for services such as phone, utilities and other recurring bills. In Argentina, we provide this service under the Pago Fácil brand. We offer this service under the Western Union brand in Peru and Panama.

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

We have relationships with more than 6,400 businesses to which our customers can make payments, approximately 2,500 of which primarily relate to our bill payment business in Argentina, Pago Fácil. These relationships are a core component of our global business payments services. On average, we have provided our payment services to our top 20 businesses to which our consumers can make payments for more than 14 years. No individual customer or business accounted for greater than 10% of this segment’s revenue during all periods presented.

Industry Trends

The global business payments industry has evolved with technological innovations that have created new methods of processing payments from individuals or businesses to other businesses. The various products within the global business payments industry are in varying stages of development outside the United States. The cross-border payments industry is expected to expand considerably in the future due to the expanding global focus of many businesses. We believe that the United States is in the midst of a trend away from cash and paper checks toward electronic payment methods accessible through multiple technologies. Furthermore, due to the weak economic situation in the United States, we believe many United States consumers who would use our services are having difficulty paying their bills and are unable to obtain credit in any form, resulting in our handling fewer bill payments.

Competition

Western Union competes with a diverse set of service providers offering both cash and electronic-based payment solutions and business-to-business payment services. Competition in electronic payments and business-to-business payment services include financial institutions (which may offer consumer bill payment or business payment services in their own name or may “host” payment services operated under the names of their clients). Competition for electronic payments also includes businesses offering their own or third-party services to their own customers and third-party providers of all sizes offering services directly to consumers. In many cases, competitors specialize in a small number of industries. Competitors for cash payments include businesses that allow consumers to pay a bill at one of their locations, or at the location of a partner business, as well as mail and courier services. The ongoing trend away from cash based bill payments in the United States and competitive pressures, which result in lower volumes and a shift to lower revenue per transaction products, are impacting this business.

We believe the most significant competitive factors in this segment relate to brand recognition, customer service, trust and reliability, convenience, speed, variety of payment methods, service offerings and price.

For additional details regarding our global business payments segment, see Item 7 of Part II and our historical financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Other

Our remaining businesses are grouped in the “Other” category, which primarily includes our money order and prepaid services.

Customers use our money orders for making purchases, paying bills, and as an alternative to checks that can be deposited directly into bank accounts or cashed at check cashiers, some banks and some retailers. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Our prepaid cards are sold primarily in the United States through retail locations and on the Internet. This service allows consumers to load money or receive a direct deposit from their employer onto the card for use at a later date. The card can be used to withdraw money from an ATM or used where debit cards are accepted. We have agreements with FDIC-insured depository institutions that serve as the issuers of our cards in the United States. We plan to leverage our brand, distribution, consumer relationships, and infrastructure to develop prepaid in international markets.

Intellectual Property

The Western Union brand, consisting of trademark registrations in many countries, is material to our Company. The international expansion of our agent network over the past decade has taken the Western Union brand nearly everywhere consumers send and receive money. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our growth. We offer money transfer services under the Western Union, Orlandi Valutasm or Vigo® brands in 200 countries and territories, and various global business payment services under several brands like Speedpay, Equity Accelerator, Just in Time EFT, Paymap®, Western Union Payments, Quick Collect, Convenience Pay, Quick Pay, Quick Cash, Pago Fácil (registered in Argentina), Western Union Business Solutions and other trademarks and service marks, such as MoneyWisetm, that are also important to our Company.

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2010, we invested approximately $210 million to market, advertise and promote our brands and services. Many of our agents have also contributed significant financial resources to assist with marketing our services.

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

Risk Management

Our Company has a credit risk management department that evaluates and monitors our agent-related credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our online services and electronic global business payment channels, where transactions are originated through means other than cash, and may therefore be subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. Our credit risk management team performs a credit review before each agent signing and conducts periodic analyses. As a result, our losses associated with bad debts have been less than 1% of our annual revenue in each of the last three fiscal years. However, the challenging global economic environment may increase our losses associated with bad debts.

Our Business Solutions business exposes us to credit risk relating to derivative financial instruments written by us to our customers. The duration of these derivative contracts is generally nine months or less. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. To mitigate this risk, we perform periodic credit reviews of customers on an ongoing basis. In addition, we may require certain customers to post collateral based on the fair value of the customer’s contract and their risk profile. As we require the receipt of funds from our customers, in most cases, before releasing the associated cross-currency payment, the credit risk arising from our spot foreign currency exchange contracts is largely mitigated.

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

International Investment

We have accumulated approximately $2.5 billion of foreign earnings at December 31, 2010, for which no provision has been made for United States federal and state income taxes, as we have reinvested or expect to reinvest these earnings outside the United States indefinitely. We intend to invest these earnings to expand and diversify our global distribution and explore new service offerings. In 2009, we used our foreign earnings to acquire the money transfer business of our largest European-based agent, FEXCO, and also to acquire Custom House, which expanded the service offerings of the global business payments segment to include cross-currency, cross-border business to business payments. We continue to look for opportunities for international acquisitions and investments in joint ventures that will complement our existing businesses worldwide, such as our recent agreement to acquire the remaining 70% interest which we currently do not own in Angelo Costa S.r.l. (“Costa”), one of our largest money transfer agents in Europe, which is expected to close in the first half of 2011. We may also invest in expanding our current service offerings or our international operating sites to drive organic growth. However, if we are unable to utilize these earnings outside of the United States and we repatriate these earnings to the United States in the form of actual or constructive dividends, we would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and many other countries and jurisdictions, such as the European Union. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, payment service laws, rules, laws and regulations including those governing credit cards, electronic payments, foreign exchange hedging services and the sale of spot and forward currency contracts, escheat laws, competition laws and laws covering consumer privacy, data protection and information security. Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing and other illicit activity. Failure to comply with any of these requirements—by either Western Union or its agents or their subagents (who are third parties, over whom Western Union has limited legal and practical control)—could result in the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program, comprising policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices. These programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer network operates through third-party agents in most countries, and, therefore, our legal and practical ability to control those agents’ compliance activities is limited.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act” or “Act”) became United States federal law in 2010. The Financial Reform Act creates a new Bureau of Consumer Financial Protection (the “Consumer Protection Bureau”) whose purpose will be to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services in the United States, which will require us to provide enhanced disclosures to our money transfer customers. Depending upon the final rules to be issued by the Consumer Protection Bureau, we may need to modify our systems to provide these additional disclosures or we may be liable for the failure of our money transfer agents to comply with the Act, the extent of which liability will be determined by rules not yet enacted. In addition, rules adopted under the Act by other governmental agencies may subject our corporate interest rate and foreign exchange hedging transactions to centralized clearing and collateral posting requirements. Also, our Business Solutions business in the United States may be subjected to increased regulatory oversight and licensing requirements relating to the foreign exchange derivative products offered to certain of its customers.

Money Transfer and Payment Instrument Licensing and Regulation

In the United States, most states license money transfer services providers. Many states exercise authority over the operations of our money transfer services and, as part of this authority, regularly examine us. Many states require us to invest the proceeds of money transfers in high-quality, investment grade securities, and our use of such investments is restricted to satisfy outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by making high-quality investments in compliance with these regulations. The majority of our investment securities, classified within “settlement assets” in the consolidated balance sheets, most of which relate to state licensing requirements in the United States, had credit ratings of “AA-” or better from a major credit rating agency as of December 31, 2010.

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

Outside of the United States, our money transfer business is subject to some form of regulation in all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer and controls on the rates of exchange between currencies. They may also include laws and regulations intended to help detect and prevent money laundering or terrorist financing, including reporting requirements similar to those required under the BSA described earlier. In most countries, either we or our agents are required to obtain licenses or permits to offer money transfer services.

The Payment Services Directive (“PSD”), which became effective on November 1, 2009, has changed the payments market in the European Union (“EU”), harmonizing the licensing and certain other requirements for offering payment services within the EU. Previously, those requirements differed significantly among these countries. The PSD also imposed new rules on payment service providers like Western Union. In particular, the PSD makes us responsible for the regulatory compliance of our agents and their subagents in the EU who are engaged by one of our payments institution subsidiaries which are regulated by Ireland and the United Kingdom. The majority of our EU business will be managed through our PSD subsidiaries by April 2011. Thus, the risk of adverse regulatory action against us because of the actions of our EU agents and their subagents has increased. Under the PSD, we are subject to investment safeguarding rules and periodic examinations similar to those we are subject to in the United States. These rules have resulted in increased compliance costs and may lead to increased competition in our areas of service.

We have developed and continue to enhance global compliance programs to monitor and to address various legal and regulatory requirements. Our money transfer network operates through third-party agents in most countries, and our legal and practical ability to control those agents’ compliance activities is limited. To assist in managing and monitoring money laundering and terrorist financing risks, we have developed and continue to enhance our global compliance programs, including an anti-money laundering compliance program comprising policies, procedures, systems and internal controls. We have employees in a number of our offices around the world dedicated to our global compliance program efforts. In connection with an agreement and settlement with the State of Arizona and other states entered into in February 2010, we have funded $71 million to a not-for-profit organization to promote safety and security along the entire United States and Mexico border and to the State of Arizona for its costs associated with this matter. This agreement and settlement also resolved all outstanding legal issues and claims with the State. In addition, as part of the agreement and settlement, we have made and expect to make certain investments in our compliance programs along the United States and Mexico border and we have engaged a monitor of those programs. The costs of the investments and the monitor are expected to reach up to $23 million over the period from signing to 2013. See also Item 1A, Risk Factors—“Western Union has been the subject of class-action litigation, and remains the subject of other litigation as well as consent agreements with or enforcement actions by regulators” for more information on this agreement and settlement.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us or our agents, including regulations that:

•	prohibit transactions in, to or from certain countries, governments and individuals and entities;

•	impose additional identification, reporting or recordkeeping requirements;

•	limit the types of entities capable of providing money transfer services or impose additional licensing or registration requirements;

•	impose minimum capital or other financial requirements on us or our agents and their subagents;

•	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•	require enhanced disclosures to our money transfer customers;

•	require the principal amount of money transfers originated in a country to be invested in that country or held in trust until they are paid; or

•	limit the number or principal amount of money transfers which may be sent to or from the jurisdiction, whether by an individual, through one agent or in aggregate.

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

The collection, transfer, disclosure, use and storage of personal information required to provide our services is subject to data privacy laws outside of the United States, such as laws adopted pursuant to the EU’s 95/46 EC Directive of the European Parliament (the “Data Protection Directive”), Canada’s Personal Information Protection and Electronic Documents Act, individual European national laws and data privacy laws of other provinces or countries. In some cases, the laws of a country may be more restrictive than the Gramm-Leach-Bliley Act, and the laws developed to comply with the Data Protection Directive may impose additional duties on companies. Each of these laws may restrict the collection, transfer, processing, storage, use and disclosure of sensitive personal information, require notice to individuals of privacy practices and may give individuals certain rights to prevent the use or disclosure of personal information for secondary purposes such as marketing.

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

Banking Regulation

We have subsidiaries that operate under banking licenses granted by the Austrian Financial Market Authority and the Brazilian Central Bank which subject these subsidiaries to Austrian and Brazilian regulations. We are also subject to regulation, examination and supervision by the New York State Banking Department (the “Banking Department”), which has regulatory authority over our entity that holds all interest in these subsidiaries, a limited liability investment company organized under Article XII of the New York Banking Law. An Agreement of Supervision with the Banking Department imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements. Banking Department approval is required under the New York Banking Law and the Agreement of Supervision prior to any change in control of the Article XII investment company.

Since these subsidiaries do not operate any banking offices in the United States and do not conduct business in the United States except as may be incidental to their activities outside the United States, our Company’s affiliation with these subsidiaries does not cause them to be subject to the provisions of the Bank Holding Company Act in the United States.

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

Employees and Labor

As of January 31, 2011, our businesses employed approximately 7,000 employees, of which 5,000 employees are located outside of the United States. Our United States based employees are not represented by any unions or collective bargaining agreements.

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

Executive Officers of the Registrant

As of February 25, 2011, our executives consist of the individuals listed below:

Name	Age	Position

Hikmet Ersek	50	President, Chief Executive Officer and Director
Robin Heller	45	Executive Vice President, Operations and IT
Scott Scheirman	48	Executive Vice President and Chief Financial Officer
David Schlapbach	52	Executive Vice President, General Counsel and Secretary
Stewart A. Stockdale	49	President, The Americas and Executive Vice President, Global Cards and Global Key Accounts
Grover Wray	50	Executive Vice President of Human Resources
David G. Yates	48	Executive Vice President and President, Business Development and Innovation

Hikmet Ersek is our President and Chief Executive Officer (from September 2010) and a member of the Company’s Board of Directors (from April 2010). From January 2010 to August 2010, Mr. Ersek served as the Company’s Chief Operating Officer. Prior to January 2010, Mr. Ersek served as the Company’s Executive Vice President and Managing Director, Europe, Middle East, Africa and Asia Pacific Region from December 2008. From September 2006 to December 2008, Mr. Ersek served as the Company’s Executive Vice President and Managing

Director, Europe/Middle East/Africa/South Asia. Prior to September 2006, Mr. Ersek held various positions of increasing responsibility with Western Union. Prior to joining Western Union in September 1999, Mr. Ersek was with GE Capital specializing in European payment systems and consumer finance.

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

Scott Scheirman is our Executive Vice President and Chief Financial Officer. Prior to taking this position in September 2006, Mr. Scheirman held a variety of positions with increasing responsibility at First Data, including Senior Vice President and Chief Financial Officer for Western Union from 1999 to September 2006. Prior to joining First Data in 1992, Mr. Scheirman was with Ernst & Young LLP.

David Schlapbach is our Executive Vice President, General Counsel and Secretary. Prior to taking these positions in September 2006, Mr. Schlapbach held a variety of positions at First Data since joining it in 1996, including Deputy General Counsel—International, with responsibility for First Data’s legal matters outside the United States. In this capacity, he worked in First Data’s Paris office for four years, returning in 2004 to become General Counsel for Western Union. Prior to joining First Data, Mr. Schlapbach was an attorney at the law firm of Blackwell Sanders Peper Martin LLP in St. Louis, Missouri. Mr. Schlapbach also serves as the Chairman of the Board of the Western Union Foundation. Mr. Schlapbach left the Company’s General Counsel position in May 2010 to become Chief of Staff to the Company’s Chief Executive Officer, but returned to the General Counsel position in December 2010. Pursuant to a written agreement between Mr. Schlapbach and us, he intends to resign as General Counsel upon the hiring of his successor and plans to resign from the Company thereafter.

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

David G. Yates is our Executive Vice President and President, Business Development and Innovation. Prior to taking this position in December 2010, Mr. Yates was Executive Vice President, Alternative Channels from August 2010. Prior to joining Western Union in August 2010, Mr. Yates was with First Data as Executive Vice President and President of First Data’s International Division since September 2007. From January 2004 to September 2007, Mr. Yates served as president of First Data’s Europe, Middle East and Africa division. Prior to joining First Data, Mr. Yates served in executive roles with several major international corporations, including IBM, General Electric and American Management Systems.

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

Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. Reduced job opportunities, especially in construction, manufacturing, hospitality, agriculture and retail, or overall weakness in the world’s economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers continues, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions, our results of operations may be adversely affected.

Our ability to adapt technology in response to changing industry and consumer needs or trends poses a challenge to our business.

Our ability to compete in the markets we serve may be threatened by change, including changes in technology, changes with respect to consumer needs, competition and industry standards. We actively seek solutions that respond in a timely manner to new technology-based money transfer services such as internet, phone-based money transfer services and prepaid, stored-value and other card-based money transfer services. Failure to respond well to these challenges could adversely impact our business, financial position and results of operations. Further, even if the Company responds well to these challenges, the business and financial models offered by many of these alternatives, more technology-reliant means of money transfer may be materially less advantageous to us than the model offered by our traditional cash/agent model.

Our business is subject to a wide range of laws and regulations. Failure by us, our agents or subagents to comply with those laws and regulations could have an adverse effect on our business, financial position and results of operations.

As described under Item 1 of Part I, our business is subject to a wide range of laws and regulations. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, escheat laws, competition laws and laws covering consumer privacy, data protection and information security. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world may also affect the manner in which we provide our services.

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

Changes in the regulatory environment may also impact the manner in which we may operate our business or may change the competitive landscape. Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States may subject us to additional regulatory oversight, mandate additional consumer disclosures, mandate additional taxes or fees to be imposed upon consumers, or otherwise impact the manner in which we provide our services.

For example, our business may be adversely impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act” or “Act”) which became law in the United States on July 21, 2010. At this time, we are unable to predict the impact on our business because many of the provisions of the Act that could affect us require the adoption of rules or mandate studies, which could result in additional legislative or regulatory requirements. The Financial Reform Act creates a new Bureau of Consumer Financial Protection (the “Consumer Protection Bureau”) whose purpose will be to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services, which will require us to provide enhanced disclosures to our money transfer customers. Depending upon the final rules to be issued by the Consumer Protection Bureau, we may need to modify our systems to provide these additional disclosures or we may be liable for the failure of our money transfer agents to comply with the Act, the extent of which liability will be determined by rules not yet enacted. In addition, rules adopted under the Act by other governmental agencies may subject our corporate interest rate and foreign exchange hedging transactions to centralized clearing and collateral posting requirements. Also, our Western Union Business Solutions (“Business Solutions”) business in the United States may be subjected to increased regulatory oversight and licensing requirements relating to the foreign exchange derivative products offered to certain of its customers.

Other examples of such regulatory changes are the Payment Services Directive (“PSD”) in the European Union (“EU”) which became effective in late 2009, and a similar law, the Funds Settlement Act, enacted in Japan in 2010. The PSD has changed the payments market in the EU, harmonizing the licensing and certain other requirements for offering payment and other financial services, including remittances within the EU. Previously, those requirements differed significantly among these countries. Further, the PSD and the Japanese law imposed new rules on payment service providers like Western Union. In particular, Western Union has become responsible for the compliance of its agents and their subagents in those jurisdictions who are engaged by one of our payments institution subsidiaries.

Thus, the risk of adverse regulatory action against Western Union because of actions by its agents and their subagents in those areas has increased. These changes could result in increased costs to comply with the new requirements, or in the event we or our agents or their subagents are unable to comply, could have an adverse impact on our business, financial position and results of operations. These laws could also increase competition in some or all of our areas of service. Additional countries are likely to adopt legislation similar to these laws.

Our fees and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives or proceedings that are either industry wide or specifically targeted at our Company. For example, initiatives both in the United States and at G-8 summit meetings have focused on lowering international remittance costs. Also, Pakistan subsidizes certain remittances into the country from Pakistanis working abroad. Remittance companies accepting the subsidy are prohibited from charging fees to the sender or receiver. Such initiatives may have an adverse impact on our business, financial position and results of operations.

In 2009, one state passed a law imposing a fee on certain money transfer transactions, and certain other states have recently proposed similar legislation. Although money transfer services themselves are not generally subject to sales tax on money transfer services elsewhere in the United States, the current budget shortfalls in many jurisdictions, combined with continued federal inaction on comprehensive immigration reform, may lead other states or localities to impose similar taxes or fees. A tax or fee exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes or fees.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, such as the Bribery Act in the United Kingdom, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws also prohibit commercial bribery. Because our services are offered in virtually every country of the world, we face a higher risk associated with FCPA and United Kingdom Bribery Act compliance than many other companies. Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations.

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

Our business is subject to various United States federal, state and local laws and regulations, as well as laws and regulations outside the United States. Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network, or “FinCEN.” In addition, as a money transmitter, we are subject to licensing, regulation and examination by almost all the states and the District of Columbia. With the advent of the EU PSD and similar legislation in Japan, we have become directly subject to reporting, recordkeeping and anti-money laundering regulations in those places. Our business in the EU is now subject to licensing, regulation and examination by regulators in Ireland and the United Kingdom. We are also now subject to such oversight in Japan. If additional countries adopt similar money transfer legislation, we could become subject to licensing, regulation and examination in those locations, as well. Further, we have subsidiaries that are subject to banking regulations, primarily those in Brazil and Austria. These subsidiaries are also subject to regulation, examination and supervision by the New York State Banking Department. Any determination that we have violated these laws and regulations could have an adverse effect on our business, financial position and results of operations.

The remittance industry has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. In 2009, a competitor of Western Union entered into a multi-year, multi-million dollar settlement with the Federal Trade Commission over this issue. While we believe our fraud prevention efforts are effective and comply with applicable law and best practices, the ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers during economically difficult times, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds, an increase in government enforcement activity or a change in laws or their interpretation could have an adverse effect on our business, financial position and results of operations.

Difficult conditions in the global financial markets, the global economic crisis and continued financial market disruptions could adversely affect our business, financial condition and results of operations.

The global capital and credit markets have experienced unprecedented volatility and disruption in recent years and we face certain risks if such events reoccur, including:

•	Our agents or clients could experience reduced sales or business as a result of a deterioration in economic conditions. As a result, our agents could reduce their numbers of locations or hours of operation, or cease doing business altogether. Businesses using our services may make fewer cross-currency payments or may have fewer customers making payments to them through us, particularly businesses in those industries that may be more affected by an economic downturn.

•	Our revolving credit facility with a consortium of banks is one source for funding liquidity needs and also backs our commercial paper program. If any of the banks participating in our credit facility fails to fulfill its lending commitment to us, our short-term liquidity and ability to support borrowings under our commercial paper program could be adversely affected.

•	We may be unable to refinance our existing indebtedness as it becomes due or we may have to refinance on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases and other purposes.

•	The market value of the securities in our investment portfolio may substantially decline. The impact of that decline in value may adversely affect our results of operations and financial condition.

•	The derivative financial instruments that we use reduce our exposure to various market risks including changes in interest rates and foreign exchange rates. Our counterparties to our derivative instruments may fail to honor their obligations, which could expose us to risks we had sought to mitigate. That failure could have an adverse effect on our financial condition and results of operations.

•	We aggregate our foreign exchange exposures in our Business Solutions business, including the exposure generated by the derivative contracts we write to our customers as part of our cross-currency payments business, and typically hedge the net exposure through offsetting contracts with established financial institution counterparties. If our customers fail to honor their obligations or if the counterparties to our offsetting positions fail to honor their obligations, our business, financial position and results of operations could be adversely affected.

•	Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor, “We face credit, liquidity and fraud risks from our agents, consumers and businesses that could adversely affect our business, financial position and results of operations.”

•	The third-party service providers on whom we depend may experience difficulties in their businesses, which may impair their ability to provide services to us and have a potential impact on our own business. The impact of a change or temporary stoppage of services may have an adverse effect on our business, results of operations and financial condition.

•	Banks upon which we rely to conduct our businesses could fail. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.

•	If market disruption and volatility occurs, we could experience difficulty in accessing capital and our business, financial condition and results of operations could be adversely impacted.

Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial position and results of operations.

An increasing portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in foreign currencies. Our Business Solutions business provides currency conversion and foreign exchange hedging services to its customers, further exposing us to foreign currency exchange risk. In order to mitigate these risks, we enter into derivative contracts. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates.

Our foreign exchange risk and associated foreign exchange risk management is greater in our Business Solutions business due to the nature of this business. The significant majority of Business Solutions’ revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. This business also writes foreign currency forward and option contracts for our customers. The duration of these derivatives contracts is generally nine months or less. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. If we are unable to obtain offsetting positions, our business, financial position and results of operations could be adversely affected.

A significant portion of our revenue is generated outside of the United States and much of the cash and cash equivalents from this business are held by our foreign entities. Repatriating these funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at foreign tax rates that are relatively low compared to our combined federal and state tax rates in the United States. If repatriation of these funds is required or if a change in legislation requires a different tax treatment, our business, financial position and results of operations could be adversely impacted. For further discussion regarding the risk that our future effective tax rates could be adversely impacted by changes in tax laws, both domestically and internationally, see risk factor “Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense” below.

Money transfers and payments to, from or within or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Occasionally agents have been required by their regulators to cease offering our services. Additionally, economic or political instability or natural disasters may make money transfers to, from or within a particular country difficult, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to make payments to or receive payments from international agents or our subsidiaries or our ability to recoup funds that have been advanced to international agents or are held by our subsidiaries and could adversely affect our business, financial position and results of operations. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

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

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. From time to time, the United States Congress and foreign, state and local governments consider legislation that could increase our effective tax rates. If changes to applicable tax laws are enacted, our results of operations could be negatively impacted.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations which were restructured in 2003, whereby our income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to our combined federal and state tax rates in the United States. As of December 31, 2010, the total amount of unrecognized tax benefits is a liability of $671.1 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial position, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could materially impact our operating cash flows.

The Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data Corporation (“First Data”) for 2003 and 2004, of which Western Union was a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of December 31, 2010, interest on the alleged amounts due for unagreed adjustments would be approximately $36 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. In September 2010, IRS counsel referred the case to the IRS Appeals Division for possible settlement. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. We believe our overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase, which could materially impact our financial position, results of operations and cash flows. An examination of the United States federal consolidated income tax returns of First Data that cover the Company’s 2005 and pre-spin-off 2006 taxable periods is ongoing, as is an examination of the Company’s United States federal consolidated income tax returns for the 2006 post-spin-off period, 2007 and 2008. The Irish income tax returns of certain subsidiaries for the years 2006 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced. See Note 10 to our consolidated financial statements for a further discussion of this matter.

Western Union has been the subject of class-action litigation, and remains the subject of other litigation as well as consent agreements with or enforcement actions by regulators.

Western Union has been the subject of class-action litigation in the United States, alleging that its foreign exchange rate disclosures failed to adequately inform consumers about the revenue that Western Union and its agents derive from international remittances. These suits were all settled in or before 2004, without an admission of liability, and we have made changes in our advertising and consumer forms. It is possible that because of changes in law or future litigation or regulatory action, we could be required to modify our disclosures or our practices further. These modifications could be costly to implement, restrict our ability to advertise or promote our services, limit the amount of our foreign exchange income and/or change our consumers’ behavior.

In addition, as a Company that provides global financial services primarily to consumers, we could be subject to future class-action lawsuits, other litigation or regulatory action alleging violations of consumer protection or other laws. We also are subject to claims asserted by consumers based on individual transactions.

In February 2010, we signed an agreement and settlement with the State of Arizona and other states regarding claims concerning our ability to prevent our service from being abused by some users to launder money or to facilitate other criminal activity. The agreement and settlement resolved all outstanding legal issues and claims with the State. In addition to certain investments in, and changes to, our anti-money laundering compliance obligations in the region during the term of the agreement, we are required to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. The settlement relates to a number of lawsuits in which we and the State of Arizona were parties. The issues in those cases related to subpoenas for transaction data and the State’s attempt to seize money transfers originated in states other than Arizona and intended for payment in Mexico. Additional civil actions or any criminal actions could adversely affect our business, financial position and results of operations.

In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (“DOJ”) served one of our subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers, including related foreign exchange rates, from the United States to the Dominican Republic from 2004 through the date of the subpoena. The Company is cooperating fully with the DOJ investigation. Due to the stage of the investigation, we are unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against us. Should such charges or claims be brought, we could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on our business, financial position and results of operations.

We are a defendant in two purported class action lawsuits: James P. Tennille v. The Western Union Company, and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The complaints assert claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that we wait too long to inform consumers if their money transfers are not redeemed by the recipients and that we use the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on us on April 27, 2009. The Smet complaint was served on us on April 6, 2010. On September 21, 2009, the Court granted our motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. We moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied our motion to dismiss as to the plaintiffs’ unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs’ consumer protection claims. The plaintiffs have not sought and the Court has not granted class certification. We intend to vigorously defend ourselves against both lawsuits. However, due to the preliminary stages of these lawsuits, the fact the plaintiffs have not quantified their damage demands, and the uncertainty as to whether they will ever be certified as class actions, we are unable to determine the potential outcome.

Over the past several years, we have entered into consent agreements with federal and state authorities, including FinCEN, the New York State Banking Department, the California Department of Financial Institutions and the Arizona Department of Financial Institutions, relating to the Bank Secrecy Act and anti-money laundering requirements and related consumer identification matters. These agreements required us to pay civil penalties and to take certain measures to enhance our compliance with recordkeeping, reporting, training and agent oversight requirements under applicable state and federal law. The consent agreements with the New York State Banking Department and the California Department of Financial Institutions were lifted during 2008. However, the financial services industry and businesses like ours continue to be under significant federal and state regulatory scrutiny with respect to the Bank Secrecy Act and anti-money laundering compliance matters. It is possible that as a result of periodic examinations or otherwise, we could be subject to deficiency findings, fines, criminal penalties, asset seizures or enforcement actions that could adversely affect our business, financial position and results of operations.

Acquisitions and integration of new businesses create risks and may affect operating results.

We have acquired and may acquire businesses both inside and outside the United States. The acquisition and integration of businesses involve a number of risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). In addition, the need in some cases to improve regulatory compliance standards is another risk associated with acquiring companies. Acquisitions often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;

•	managing multi-jurisdictional operating, tax and financing structures;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	integrating the acquired technologies into our Company;

•	realization of anticipated financial benefits from these acquisitions and where necessary, improving internal controls of these acquired businesses;

•	complying with regulatory requirements;

•	fluctuations in currency exchange rates;

•	enforcement of intellectual property rights in some foreign countries;

•	difficulty entering new markets with the services of the acquired business; and

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

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

As of December 31, 2010, we had $2,151.7 million of goodwill comprising approximately 27% of our total assets. An impairment review of goodwill is conducted at least once a year and more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. If we are unsuccessful in integrating the businesses we have acquired or acquire in the future, or if these acquired businesses experience declines in operating income or cash flows, adverse changes in the business climate, or if we are unable to successfully execute our strategy for these businesses, we may be required to write down the goodwill on our balance sheet associated with these acquisitions, which could have an impact on our financial position and results of operations in future periods.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial position and results of operations.

We have substantial indebtedness as of December 31, 2010. Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Any of these requirements could adversely affect our business, financial position and results of operations.

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

The liquidity of our agents is necessary for our business to remain strong and to continue to provide our services. If our agents fail to settle with us in a timely manner, our liquidity could be affected.

From time to time, we have made, and may in the future make, short term advances and longer term loans to our agents. These advances and loans generally are secured by settlement funds payable by us to these agents. However, the failure of these borrowing agents to repay these advances and loans constitutes a credit risk to us.

In our Business Solutions business, we are also exposed to credit risk relating to foreign currency forward and option contracts written by us to our customers. The duration of these derivative contracts is generally nine months or less. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. If a customer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us for the value of these contracts, we may be exposed to the value of an offsetting position with a financial institution counterparty.

We offer consumers, primarily in the United States, the ability to transfer money utilizing their credit or debit card via the internet and telephone. Because they are not face-to-face transactions, these transactions involve a greater risk of fraud. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. For example, during 2007, we received notification from several issuing banks that credit or debit cards issued by them were blocked from transacting on westernunion.com. Although these banks subsequently have allowed our consumers to use their cards again on our website, there is no certainty that these banks will not issue a similar restriction in the future, and as a result, we may continue to be impacted by notifications such as these in the future. Additionally, we may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties escalate over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

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

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of consumers. These systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control or that of our service providers. Although we have taken steps to prevent systems failure, our measures may not be successful and we may experience problems other than system failures. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of which are located outside the United States, who support our systems or perform any of our major functions could adversely affect our business.

If we are unable to maintain our agent, subagent or global business payments networks under terms consistent with those currently in place, or if our agents or subagents fail to comply with Western Union business and technology standards and contract requirements or applicable laws and regulations, our business, financial position and results of operations would be adversely affected.

Most of our consumer-to-consumer revenue is derived through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. Transaction volumes at existing agent and subagent locations often increase over time and new agents and subagents provide us with additional revenue. If, due to competition or other reasons, agents or subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition or changes in the economy. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

We rely on our agents’ information systems and/or processes to obtain transaction data. If an agent or subagent loses information, if there is a significant disruption to the information systems of an agent or subagent, or if an agent or subagent does not maintain the appropriate controls over their systems, we may experience reputational harm which could result in losses to the Company.

The types of enterprises that are legally authorized to act as our agents vary significantly from one country to another. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents. For example, a requirement that a money transfer provider be a bank or other highly regulated financial entity could increase significantly the cost of providing our services in many countries where that requirement does not exist today or could prevent us from offering our services in an affected country. Further, any changes in law that would require us to provide directly the money transfer services to consumers as opposed to through an agent network—effectively changing our business model—could significantly adversely impact our ability to provide our services, and/or the cost of our services, in the relevant jurisdiction. Changes mandated by laws which make Western Union responsible for any acts of its agents while they are providing the Western Union money transfer service increase our risk of regulatory liability and our costs to monitor our agents’ performance.

Our agents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. A material change in the regulatory requirements necessary to offer money transfer services in a jurisdiction important to our business could mean increased costs and/or operational demands on our agents, which could result in the attrition of agents and subagents, a decrease in the number of locations at which money transfer services are offered and other negative consequences. The regulatory status of our agents could affect their ability to offer our services. For example, our agents in the United States are considered Money Service Businesses, or “MSBs,” under the Bank Secrecy Act. An increasing number of banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. Furthermore, some of our domestic and international agents have had difficulty establishing or maintaining banking relationships due to the banks’ policies. If a significant number of agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services.

Although most of our Orlandi Valuta and Vigo branded agents are not exclusive, most of our Western Union branded agents have offered our services on an exclusive basis—that is, they have agreed by contract not to provide any non-Western Union branded money transfer services. While we expect to continue signing agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Recently, several countries in the Commonwealth of Independent States, Africa and South Asia, including India, have promulgated laws or regulations that effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations (NGOs) and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusivity continue to push for enactment of similar laws in other jurisdictions. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements. The inability to enter into exclusive arrangements or to enforce our exclusivity rights under our contracts could adversely affect our operations and revenue by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

We have relationships with more than 6,400 businesses to which our customers can make payments. These relationships are a core component of our global business payments services, and we derive a substantial portion of our global business payments revenue through these relationships. If we are unable to sign new relationships or maintain our current relationships under terms consistent with those currently in place, our revenue and profit growth rates may be adversely affected.

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

The Western Union brand, which is protected by trademark registrations in many countries, is material to our Company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our business. Similar to the Western Union trademark, the Vigo, Orlandi Valuta, Speedpay, Paymap, Equity Accelerator, Just in Time EFT, Pago Fácil, Western Union Payments, Western Union Quick Collect, Quick Pay, Quick Cash, Convenience Pay, Western Union Business Solutions and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

As of December 31, 2010, we held $1.4 billion in investment securities, substantially all of which are high quality investment grade state and municipal debt securities. The majority of this money represents the principal of money transfers sent by consumers and money orders issued by us to consumers in the United States. Under the PSD in the EU, we expect to have a similar portfolio of investment securities, which we will manage in a similar manner and under similar guidelines as our current portfolio. We regularly monitor our credit risk and attempt to mitigate our exposure by making high quality investments and by diversifying our investments. At December 31, 2010, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Despite those ratings, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plans has assets totaling approximately $290.1 million as of December 31, 2010. The fair value of these assets held in the trust are compared to the plans’ projected benefit obligation to determine the pension liability of $112.8 million recorded within “Other liabilities” in our consolidated balance sheet as of December 31, 2010. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plans and future funding requirements.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2010, we had approximately $3.3 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future.

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

Properties and Facilities

As of December 31, 2010, we have offices in approximately 50 countries, which includes three owned facilities and approximately 20 United States and 340 international leased properties. Our owned facilities include our corporate headquarters located in Englewood, Colorado.

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

On July 26, 2010, U.F.C.W. Local 1776 & Participating Employers Pension Fund filed a Verified Shareholder Double Derivative Complaint and Jury Demand in United States District Court for the District of Colorado, alleging that the Company’s Board of Directors failed to appropriately oversee the Company’s compliance program, particularly in regard to the alleged deficiencies which resulted in the Company’s agreement and settlement with the State of Arizona and other states in early 2010. In addition to naming the Company’s Board members as individual defendants, the complaint names the Company and its subsidiary Western Union Financial Services, Inc. as nominal defendants. The complaint seeks damages from the individual defendants for breach of fiduciary duty and waste of corporate assets and an order requiring various corrective measures. On September 10, 2010, the United States District Court for the District of Colorado dismissed the complaint for lack of subject matter jurisdiction. On September 23, 2010, the plaintiff re-filed the complaint in Maricopa County Superior Court in Arizona. The complaint was removed to the United States District Court for the District of Arizona. The Company has moved to dismiss the complaint on jurisdictional grounds.

In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (“DOJ”) served one of the Company’s subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers, including related foreign exchange rates, from the United States to the

Dominican Republic from 2004 through the date of subpoena. The Company is cooperating fully with the DOJ investigation. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company’s business, financial position and results of operations.

The Company is a party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 4,365 stockholders of record as of February 18, 2011. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock		Dividends
	Market Price		Declared
	High	Low	per Share

2010
First Quarter	$20.26	$15.68	$0.06
Second Quarter	19.57	14.83	0.06
Third Quarter	17.86	14.65	0.06
Fourth Quarter	18.97	17.33	0.07
2009
First Quarter	$15.99	$10.05	$—
Second Quarter	18.37	12.08	—
Third Quarter	20.64	15.11	—
Fourth Quarter	20.09	17.81	0.06

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2010:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
	Shares Purchased*	Paid per Share	Plans or Programs**	Programs (In millions)

October 1 – 31	819,267	$18.01	810,300	$471.0
November 1 – 30	1,627,000	$17.96	1,627,000	$441.8
December 1 – 31	1,429,347	$18.43	1,424,994	$415.5

Total	3,875,614	$18.15	3,862,294

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	In December 2009, common stock repurchases of up to $1 billion were authorized by the Board of Directors through December 31, 2012, of which $415.5 million remains available at December 31, 2010. On February 1, 2011, the Board of Directors authorized an additional $1 billion of common stock repurchases through December 31, 2012. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Note 16 of our Consolidated Financial Statements for information related to our equity compensation plans.

Dividend Policy

On December 8, 2010 our Board of Directors declared a cash dividend of $0.07 per share payable on December 31, 2010. During 2010, the Company’s Board of Directors declared quarterly cash dividends of $0.06 per common share payable on March 31, 2010, June 30, 2010 and October 14, 2010. On December 9, 2009, our Board of Directors declared a cash dividend of $0.06 per share payable on December 30, 2009. The declaration and amount of future dividends will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, regulatory constraints, industry practice and any other factors that our Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends in future periods will be dependent on our receiving dividends from our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends may be restricted.

On February 25, 2011, our Board of Directors declared a quarterly cash dividend of $0.07 per share payable on March 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information in this Annual Report on Form 10-K is presented on a consolidated basis and includes the accounts of the Company and our majority-owned subsidiaries. The financial information for the periods presented prior to our spin-off (the “Spin-off”) from First Data Corporation (“First Data”) on September 29, 2006 (the “Spin-off Date”) is presented on a combined basis and represents those entities that were ultimately transferred to us as part of the Spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities presented were 100% owned by First Data. However, the financial statements for the periods presented prior to the Spin-off do not include all of the actual expenses that would have been incurred had Western Union been a stand-alone entity during the periods presented and do not reflect Western Union’s combined results of operations, financial position and cash flows had Western Union been a stand-alone company during the periods presented.

Our selected historical financial data are not necessarily indicative of our future financial position, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(in millions, except per share data)	2010	2009	2008	2007	2006
Statements of Income Data:
Revenues (a)	$5,192.7	$5,083.6	$5,282.0	$4,900.2	$4,470.2
Operating expenses (b) (c) (d)	3,892.6	3,800.9	3,927.0	3,578.2	3,158.8
Operating income (b) (c) (d)	1,300.1	1,282.7	1,355.0	1,322.0	1,311.4
Interest income (e)	2.8	9.4	45.2	79.4	40.1
Interest expense (f)	(169.9)	(157.9)	(171.2)	(189.0)	(53.4)
Other income/(expense), net, excluding interest income and interest expense (g)	12.2	(2.7)	9.7	10.0	37.0
Income before income taxes (b) (c) (d) (e) (f) (g)	1,145.2	1,131.5	1,238.7	1,222.4	1,335.1
Net income (b) (c) (d) (e) (f) (g)	909.9	848.8	919.0	857.3	914.0
Depreciation and amortization	175.9	154.2	144.0	123.9	103.5
Cash Flow Data:
Net cash provided by operating activities (h)	994.4	1,218.1	1,253.9	1,103.5	1,108.9
Capital expenditures (i)	(113.7)	(98.9)	(153.7)	(192.1)	(202.3)
Common stock repurchased (j)	(581.4)	(400.2)	(1,314.5)	(726.8)	(19.9)
Dividends to First Data	—	—	—	—	2,953.9
Earnings Per Share Data:
Basic (c) (d) (e) (f) (g) (k)	$1.37	$1.21	$1.26	$1.13	$1.20
Diluted (c) (d) (e) (f) (g) (k)	$1.36	$1.21	$1.24	$1.11	$1.19
Cash dividends to stockholders per common share (l)	$0.25	$0.06	$0.04	$0.04	$0.01
Key Indicators (unaudited):
Consumer-to-consumer transactions (m)	213.7	196.1	188.1	167.7	147.1
Global business payments transactions (n)	404.9	414.8	412.1	404.5	249.4

	As of December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Settlement assets	$2,635.2	$2,389.1	$1,207.5	$1,319.2	$1,284.2
Total assets	7,929.2	7,353.4	5,578.3	5,784.2	5,321.1
Settlement obligations	2,635.2	2,389.1	1,207.5	1,319.2	1,282.5
Total borrowings (o)	3,289.9	3,048.5	3,143.5	3,338.0	3,323.5
Total liabilities	7,346.5	6,999.9	5,586.4	5,733.5	5,635.9
Total stockholders’ equity/(deficiency) (o)	582.7	353.5	(8.1)	50.7	(314.8)

(a)	Revenue for the years ended December 31, 2010 and 2009 included $111.0 million and $30.8 million, respectively, of revenue related to the Custom House acquisition in September 2009, which has subsequently been rebranded to “Western Union Business Solutions.”

(b)	Our stock-based compensation expense in 2007 included a charge of $22.3 million related to the vesting of the remaining converted unvested Western Union stock-based awards upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of Kohlberg Kravis Roberts & Co.

(c)	Operating expenses for the year ended December 31, 2010 included $59.5 million of restructuring and related expenses associated with a restructuring plan designed to reduce overall headcount and migrate positions from various facilities, primarily within the United States and Europe, to regional operating centers. Operating expenses for the year ended December 31, 2008 included $82.9 million of restructuring and related expenses associated with the closure of our facilities in Missouri and Texas and other reorganization plans. No restructuring and related expenses were incurred during 2009, 2007, or 2006.

(d)	Operating expenses for the year ended December 31, 2009 included an accrual of $71.0 million resulting from an agreement and settlement, which resolved all outstanding legal issues and claims with the State of Arizona and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico have participated with Arizona. The settlement agreement was signed on February 11, 2010.

(e)	Interest income is attributed primarily to cash balances and loans made to several agents. In 2009 and 2008, our interest income was impacted by a decline in interest rates. On the Spin-off Date, we received cash in connection with the settlement of intercompany notes with First Data (net of certain other payments made to First Data) which significantly increased our international cash balances.

(f)	Interest expense primarily relates to debt incurred in connection with the Spin-off from First Data and the refinancing of such debt. Interest expense has been significantly higher since September 29, 2006 due to higher borrowings balances.

(g)	In 2009, given the increased uncertainty, at that time, surrounding the numerous third-party legal claims associated with our receivable from the Reserve International Liquidity Fund, Ltd., we reserved $12 million representing the estimated impact of a pro-rata distribution. In 2010, we recorded a recovery of this reserve of $6 million due to the final settlement of this receivable. During the year ended December 31, 2006, the pre-tax derivative loss on forward contracts was $21.2 million, as we did not have any forward contracts that qualified as hedges, prior to the Spin-off. Since the Spin-off, we have entered into foreign currency forward contracts that qualified for cash-flow hedge accounting. The year ended December 31, 2006 also included interest income, net, recognized on notes receivable from First Data, including the impact of foreign exchange translation of the underlying notes of $45.8 million. Notes receivable from First Data affiliates and related foreign currency swap agreements were settled in cash in connection with the Spin-off.

(h)	Net cash provided by operating activities decreased during the year ended December 31, 2010, primarily due to a $250 million refundable tax deposit made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. By making this deposit, we have limited the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit. Also impacting net cash provided by operating activities during the year ended December 31, 2010 were cash payments of $71 million related to the agreement and settlement with the State of Arizona and other states.

(i)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.

(j)	At December 31, 2010, $415.5 million remains available under share repurchase authorizations approved by our board of directors. On February 1, 2011, the Board of Directors authorized an additional $1 billion of common stock repurchases through December 31, 2012. During the years ended December 31, 2010, 2009, 2008 and 2007 and the period from September 29, 2006 through December 31, 2006, we repurchased 35.6 million, 24.8 million, 58.1 million, 34.7 million and 0.9 million shares, respectively.

(k)	For all periods prior to Spin-off Date, basic and diluted earnings per share were computed utilizing the basic shares outstanding at September 29, 2006.

(l)	During 2010, the Company’s Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters. During the fourth quarter of 2009, the Company’s Board of Directors declared an annual cash dividend of $0.06 per common share. During the fourth quarter of 2008, the Company’s Board of Directors declared an annual cash dividend of $0.04 per common share.

(m)	Consumer-to-consumer transactions include Western Union, Vigo and Orlandi Valuta branded consumer-to-consumer money transfer services worldwide.

(n)	Global business payments transactions include the Western Union Payments service, formerly Quick Collect, Convenience Pay, Speedpay, Equity Accelerator, Just in Time EFT, Pago Fácil and Western Union Business Solutions transactions processed by us. Amounts include Pago Fácil and Western Union Business Solutions transactions since their acquisitions in December 2006 and September 2009, respectively.

(o)	In connection with the Spin-off, we reported a $4.1 billion dividend to First Data in the consolidated statements of stockholders’ equity/(deficiency), consisting of notes issued to First Data of $3.4 billion and a cash payment to First Data of $100.0 million. The remaining dividend was comprised of cash, consideration for an ownership interest held by a First Data subsidiary in a Western Union agent, settlement of net intercompany receivables, and transfers of certain liabilities, net of assets. Subsequent to the Spin-off date, we had no outstanding borrowings to First Data. Since the amount of the dividend exceeded the historical cost of our net assets as of September 29, 2006, a capital deficiency resulted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of money movement services, operating in two business segments:

•	Consumer-to-consumer—money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•	Global business payments—the processing of payments from consumers or businesses to other businesses. Our business payments services allow consumers to make payments to a variety of organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. In September 2009, we acquired Canada-based Custom House, Ltd. (“Custom House”), a provider of international business-to-business payment services, which is included in this segment. Custom House, which has been rebranded “Western Union Business Solutions” (“Business Solutions”) in September 2010, facilitates cross-border, cross-currency payment transactions. The international expansion and other key strategic initiatives have resulted in international revenue continuing to increase in this segment. However, the majority of the segment’s revenue was generated in the United States during all periods presented.

Businesses not considered part of the segments described above are categorized as “Other” and primarily include our money order services, and represented 2% or less of consolidated revenue during the years ended December 31, 2010, 2009 and 2008. Prior to October 1, 2009, the Company’s money orders were issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at retail locations primarily in the United States and Canada. Effective October 1, 2009, we assumed the responsibility for issuing money orders.

Also included in “Other” are expenses incurred in connection with the development of certain new service offerings, including costs to develop mobile money transfer services, new prepaid service offerings and costs incurred in connection with mergers and acquisitions.

Significant Financial and Other Highlights

Significant financial and other highlights for the year ended December 31, 2010 included:

•	We generated $5,192.7 million in total consolidated revenues compared to $5,083.6 million in the prior year, representing a year-over-year increase of 2%. The acquisition of Custom House contributed $111.0 million and $30.8 million to revenue for 2010 and 2009, respectively.

•	We incurred $59.5 million of restructuring and related expenses as described within “Operating expenses overview.” We expect to incur approximately $50 million in additional expenses in 2011 for a total of approximately $110 million related to the actions announced on May 27, 2010 and as subsequently revised. No restructuring and related expenses were recognized in 2009.

•	We generated $1,300.1 million in consolidated operating income compared to $1,282.7 million in the prior year, representing an increase of 1%. The current year results include the restructuring and related expenses mentioned above. The prior year results included an accrual of $71.0 million resulting from an agreement and settlement which includes the resolution of all outstanding legal issues and claims with the State of Arizona and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border (the “settlement accrual”).

•	Our operating income margin was 25% during the year ended December 31, 2010, which is flat year-over-year. The current year results include the restructuring and related expenses mentioned above, while the prior year results include the settlement accrual mentioned above.

•	Consolidated net income was $909.9 million, representing an increase of 7% from 2009. The current year results include $39.3 million in restructuring and related expenses, net of tax. The prior year results include the settlement accrual of $53.9 million, net of tax.

•	Our consumers transferred $76 billion in consumer-to-consumer principal, of which $69 billion related to cross-border principal, which represented an increase of 6% in both consumer-to-consumer principal and cross-border principal over the prior year.

•	Consolidated cash flows provided by operating activities were $994.4 million, a decrease of 18% over 2009. This decrease was primarily the result of a $250 million refundable tax deposit we made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued for in our financial statements.

•	We issued $250 million of aggregate principal amount of our 6.200% notes due 2040 (“2040 Notes”) during the year ended December 31, 2010.

•	We exchanged $303.7 million of aggregate principal amount of our 5.400% notes due 2011 (“2011 Notes”) for $324.9 million aggregate principal amount of 5.253% (effective rate of 5.7%) notes due 2020 (“2020 Notes”) during the year ended December 31, 2010.

Our strategic priorities for ensuring our long-term success include accelerating profitable growth in our retail channels, expanding our electronic channels to offer more choice and gain new consumers, developing new products and services for our consumers and improving our processes and productivity to help drive growth and improve our profitability. Significant factors affecting our financial position and results of operations include:

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

Spin-off from First Data

We were incorporated in Delaware as a wholly-owned subsidiary of First Data on February 17, 2006. On September 29, 2006, First Data distributed all of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (“Spin-off”) through this previously owned subsidiary.

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

Transaction fees—Transaction fees are charged for sending money transfers and for global business payments services. Consumer-to-consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent and received. Transaction fees represented 78% of our total consolidated revenues for the year ended December 31, 2010.

Foreign exchange revenues—In certain consumer money transfer and global business payments transactions involving different currencies, we generate revenues based on the difference between the exchange rate set by us to the customer and the rate at which we or our agents are able to acquire currency. Foreign exchange revenues growth has historically been primarily driven by growth in international cross-currency transactions. As a result of the acquisition of Custom House, our foreign exchange revenues have increased. Foreign exchange revenues represented 20% of our total consolidated revenues for the year ended December 31, 2010.

Commission and other revenues—Commission and other revenues primarily consist of commissions and fees we receive in connection with the sale of money orders, investment income primarily derived from interest generated on money transfer, money order and payment services settlement assets as well as realized net gains and losses from such assets and enrollment fees received when consumers enroll in our Equity Accelerator program (a recurring mortgage payment service program). Commission and other revenues represented 2% of our total consolidated revenue for the year ended December 31, 2010. As described above, prior to October 1, 2009, our money orders were issued by IPS, from whom we received a commission. Effective October 1, 2009, we assumed the responsibility for issuing money orders and no longer receive a commission from IPS. We now recognize fees and investment income derived from interest generated on money order settlement assets as well as realized net gains and losses from such assets similar to our money transfer and payment services settlement assets.

Cost of services—Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services, and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation and amortization and other expenses incurred in connection with providing money transfer and other payment services.

Selling, general and administrative—Selling, general and administrative, or “SG&A,” primarily consists of salaries, wages and related expenses paid to sales and administrative personnel, as well as certain advertising and promotional costs and other selling and administrative expenses.

Interest income—Interest income consists of interest earned on cash balances not required to satisfy settlement obligations and in connection with loans previously made to several existing agents.

Interest expense—Interest expense represents interest incurred in connection with outstanding borrowings, including applicable amounts associated with interest rate swaps.

Derivative losses, net—Represents the portion of the change in fair value of foreign currency accounting hedges that is excluded from the measurement of effectiveness, which includes (a) differences between changes in forward rates and spot rates and (b) gains or losses on the contract and any offsetting positions during periods in which the instrument is not designated as a hedge. Although the majority of changes in the value of our hedges are deferred in accumulated other comprehensive income or loss until settlement (i.e., spot rate changes), the remaining portion of changes in value are recognized in income as they occur. Derivative gains and losses do not include fluctuations in foreign currency forward contracts intended to mitigate exposures on settlement activities of our consumer-to-consumer money transfer business or on certain foreign currency denominated cash positions. Gains and losses associated with those foreign currency forward contracts are included in selling, general and administrative expenses. Derivative gains and losses also do not include fluctuations in foreign currency forward and option contracts used in our international business-to-business payments operations. The impact of these contracts is classified within foreign exchange revenues in the consolidated statements of income.

Other income, net—Other income, net is comprised primarily of equity earnings from equity method investments and other income and expenses.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2010 compared to the same period in 2009 and the year ended December 31, 2009 compared to the same period in 2008. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the consolidated statements of income. All significant intercompany accounts and transactions between our Company’s segments have been eliminated.

We incurred expenses of $59.5 million for the year ended December 31, 2010 for restructuring and related activities, which have not been allocated to segments. No restructuring and related expenses were recognized in the corresponding period in 2009 and we incurred expenses of $82.9 million for the year ended December 31, 2008. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

During the year ended December 31, 2009, we recorded a $71.0 million settlement accrual, which was not allocated to the segments. While this item was identifiable to our consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to “Selling, general and administrative” expenses.

The following table sets forth our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008.

				% Change
	Years Ended December 31,			2010	2009
(in millions, except per share amounts)	2010	2009	2008	vs. 2009	vs. 2008
Revenues:
Transaction fees	$4,055.3	$4,036.2	$4,240.8	—%	(5)%
Foreign exchange revenues	1,018.8	910.3	896.3	12%	2%
Commission and other revenues	118.6	137.1	144.9	(13)%	(5)%

Total revenues	5,192.7	5,083.6	5,282.0	2%	(4)%

Expenses:
Cost of services	2,978.4	2,874.9	3,093.0	4%	(7)%
Selling, general and administrative	914.2	926.0	834.0	(1)%	11%

Total expenses	3,892.6	3,800.9	3,927.0	2%	(3)%

Operating income	1,300.1	1,282.7	1,355.0	1%	(5)%

Other income/(expense):
Interest income	2.8	9.4	45.2	(70)%	(79)%
Interest expense	(169.9)	(157.9)	(171.2)	8%	(8)%
Derivative losses, net	(2.5)	(2.8)	(6.9)	*	*
Other income, net	14.7	0.1	16.6	*	*

Total other expense, net	(154.9)	(151.2)	(116.3)	2%	30%

Income before income taxes	1,145.2	1,131.5	1,238.7	1%	(9)%
Provision for income taxes	235.3	282.7	319.1	(17)%	(12)%

Net income	$909.9	$848.8	$919.0	7%	(8)%

Earnings per share:
Basic	$1.37	$1.21	$1.26	13%	(4)%
Diluted	$1.36	$1.21	$1.24	12%	(2)%
Weighted-average shares outstanding:
Basic	666.5	698.9	730.1
Diluted	668.9	701.0	738.2

*	Calculation not meaningful

Revenues overview

The majority of transaction fees and foreign exchange revenues were contributed by our consumer-to-consumer segment for all periods presented, which is discussed in greater detail in “Segment Discussion.”

2010 compared to 2009

Consolidated revenue increased 2% during the year ended December 31, 2010 due to consumer-to-consumer transaction growth and the acquisition of Custom House, which contributed $111.0 million to revenue in 2010 and $30.8 million in 2009. Transaction growth and incremental Custom House revenue were offset by price decreases, primarily related to pricing reductions taken in the domestic business (transactions between and within the United States and Canada) commencing in the fourth quarter of 2009, declines in our United States bill payments businesses, geographic and product mix, including a higher percentage of revenue earned from intra-country activity, which has a lower revenue per transaction, and the strengthening of the United States dollar compared to most other foreign currencies, which negatively impacted revenue.

The Europe, Middle East, Africa and South Asia (“EMEASA”) region of our consumer-to-consumer segment, which represented 44% of our total consolidated revenue for the year ended December 31, 2010, experienced flat revenue despite transaction growth. Transaction growth was offset by the strengthening of the United States dollar in the region compared to most other foreign currencies, which negatively impacted revenue, and many of the same factors described above.

The Americas region (including North America, Latin America, the Caribbean and South America) of our consumer-to-consumer segment, which represented 31% of our total consolidated revenue for the year ended December 31, 2010, experienced revenue increases due to strong transaction growth, although the increase was mostly offset by the impact of pricing actions taken in our domestic business in the fourth quarter of 2009.

The global business payments segment, which is discussed in greater detail in “Segment Discussion,” also experienced revenue growth during the year ended December 31, 2010 compared to the prior year due to our acquisition of Custom House, which was partially offset by declines in our United States bill payments businesses.

Foreign exchange revenues increased for the year ended December 31, 2010 over 2009 primarily due to foreign exchange revenues contributed from our acquisition of Custom House. In addition to the impact of Custom House, foreign exchange revenues in the consumer-to-consumer segment also grew, driven primarily by revenue from the international business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction of transaction fee and foreign exchange revenue for the year ended December 31, 2010 of $36.8 million over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The largest impact was related to the EMEASA region.

2009 compared to 2008

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

The EMEASA region of our consumer-to-consumer segment, which represented 45% of our total consolidated revenue for the year ended December 31, 2009, experienced revenue declines and slower transaction growth rates during the year ended December 31, 2009 compared to the corresponding period in the prior year. The revenue declines were driven by most of the same factors discussed above. The acquisition of FEXCO’s money transfer business did not have an impact on our revenue as we were already recognizing 100% of the revenue arising from money transfers originating at FEXCO’s locations.

The Americas region of our consumer-to-consumer segment, which represented 32% of our total consolidated revenue for the year ended December 31, 2009, experienced revenue and transaction declines due to the overall weak United States economy. Our Americas results were further impacted by pricing reductions taken in the United States in the fourth quarter of 2009 which improved our transaction volumes, but contributed to the decline in revenue.

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

Foreign exchange revenues increased for the year ended December 31, 2009 over 2008 primarily due to foreign exchange revenues from Business Solutions. Excluding the impact of Business Solutions, foreign exchange revenues decreased at a rate relatively consistent with the decrease in our revenue from our international consumer-to-consumer business outside of the United States.

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

Operating expenses overview

The following factors impacted both cost of services and selling, general and administrative expenses during the periods presented:

•	Restructuring and Related Activities—On May 25, 2010 and as subsequently revised, our Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce our overall headcount and migrate positions from various facilities, primarily within the United States and Europe, to regional operating centers upon completion of the Restructuring Plan. In conjunction with this decision and subsequent revisions, we expect to incur approximately $50 million in additional expenses in 2011 related to the Restructuring Plan. The total expense for 2010 and 2011 of approximately $110 million consists of approximately $80 million for severance and employee related benefits, approximately $10 million for facility closures, including lease terminations; and approximately $20 million for other expenses. Included in these estimated expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. Subject to complying with and undertaking the necessary individual and collective employee information and consultation obligations as may be required by local law for potentially affected employees, we expect all of these activities to be completed by the third quarter of 2011. Total cost savings of approximately $8 million were generated in 2010 and approximately $50 million is expected to be generated in 2011. Cost savings of approximately $70 million per year are expected to be generated beginning in 2012, following completion of the Restructuring Plan.

For the year ended December 31, 2010, restructuring and related expenses of $15.0 million are classified within “cost of services” and $44.5 million are classified within “selling, general and administrative” in the consolidated statements of income. No restructuring and related expenses were recognized in 2009.

For the year ended December 31, 2008, restructuring and related expenses of $62.8 million and $20.1 million are classified within “cost of services” and “selling, general and administrative” expenses, respectively, in the consolidated statements of income. These restructuring and related expenses are associated with the closure of our facilities in Missouri and Texas and other reorganization plans executed in 2008. No expenses were recognized for these restructurings in 2009.

Cost of services

Cost of services increased for the year ended December 31, 2010 compared to the prior year primarily due to incremental costs, including those related to Custom House, our money order business and advancing our electronic channel initiatives, including our web and account based money transfer services; agent commissions, which primarily increase in relation to revenue increases; and restructuring and related expenses of $15.0 million, offset by operating efficiencies, primarily decreased bad debt expense. Cost of services as a percentage of revenue was 57% for both of the years ended December 31, 2010 and 2009 as incremental operating costs, including costs associated with our money order business and advancing our electronic channel initiatives, including our web and account based money transfer services, and restructuring and related expenses were offset by operating efficiencies, primarily decreased bad debt expense.

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

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) decreased for the year ended December 31, 2010 compared to the same period in the prior year due to the settlement accrual that was recorded in 2009, as described below, lower marketing expenses and operating efficiencies, offset by incremental costs associated with Custom House and our retail expansion in Europe pursuant to the Payment Services Directive, restructuring and related expenses of $44.5 million and higher employee compensation costs.

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

During the year ended December 31, 2009, we recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states. On February 11, 2010, we signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico will participate with Arizona. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, we expect to make certain investments in our compliance programs along the United States and Mexico border and have engaged a monitor for those programs, which are expected to cost up to $23 million over the period from signing to 2013.

During the years ended December 31, 2010, 2009 and 2008, marketing related expenditures, principally classified within SG&A, were approximately 4%, 5%, and 5%, respectively, of revenue. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for consumer-to-consumer revenues and other initiatives in order to best maximize the return on these investments.

Total other expense, net

Total other expense, net increased during the year ended December 31, 2010 compared to 2009 primarily due to an increase in interest expense resulting from our $250 million note issuance and financing costs incurred in connection with our note exchange, and a decrease in interest income due to lower short-term interest rates and the repayment of a note receivable due from an agent. These amounts were partially offset by the recovery of $6.3 million of the $12 million reserve recorded in the prior year against our receivable from the Reserve International Liquidity Fund due to the final settlement.

Total other expense, net increased during the year ended December 31, 2009 compared to 2008 due to a decrease in interest income primarily due to lower short-term interest rates and lower average interest-bearing cash balances, the reserve taken against our receivable from the Reserve International Liquidity Fund, Ltd. mentioned above and a decline in earnings on our equity method investments in 2009, primarily as a result of the absence of equity method earnings for FEXCO subsequent to the February 2009 acquisition date.

Income taxes

Our effective tax rates on pre-tax income were 20.5%, 25.0% and 25.8% for the years ended December 31, 2010, 2009 and 2008, respectively. We continue to benefit from an increasing proportion of profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. In addition, during 2010, we have also benefitted from cumulative and ongoing tax planning benefits, including benefits related to certain previous foreign acquisitions, and from certain IRS settlements related to 2002 through 2004.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003. As of December 31, 2010, the total amount of tax contingency reserves was $607.9 million, including accrued interest and penalties, net of related benefits. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of December 31, 2010, interest on the alleged amounts due for unagreed adjustments would be approximately $36 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. In September 2010, IRS Counsel referred the case to the IRS Appeals Division for possible settlement. We believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, our tax provision related to 2003 and later years would materially increase, which could materially impact our financial position, results of operations and cash flows.

In 2010, we made a $250 million refundable tax deposit relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit. The $250 million refundable tax deposit is recorded as a reduction to “Income taxes payable” in the consolidated balance sheets as of December 31, 2010.

Earnings per share

During the years ended December 31, 2010, 2009 and 2008, basic earnings per share were $1.37, $1.21 and $1.26, respectively, and diluted earnings per share were $1.36, $1.21 and $1.24, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2010, 2009 and 2008, there were 34.0 million, 37.5 million and 8.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. The increase in anti-dilutive shares in 2010 and 2009 compared to 2008 was primarily due to the majority of our outstanding options having an exercise price higher than our average market price for the years ended December 31, 2010 and 2009.

Of the 37.5 million, 42.8 million and 43.6 million outstanding options to purchase shares of our common stock as of December 31, 2010, 2009 and 2008, respectively, approximately 35%, 40% and 47%, respectively, were held by employees of First Data.

Earnings per share increased for the year ended December 31, 2010 compared to the corresponding previous period as a result of the previously described factors impacting net income and lower weighted-average shares outstanding. Earnings per share decreased for the year ended December 31, 2009 compared to 2008 as a result of the previously described factors impacting net income, offset by lower weighted-average diluted shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises in both 2010 and 2009 compared to the corresponding periods in the prior years.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and global business payments. Businesses not considered part of these segments are categorized as “Other.”

The business segment measurements provided to, and evaluated by, our CODM are computed in accordance with the following principles:

•	The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.

•	Expenses incurred in connection with mergers and acquisitions are included in “Other.”

•	We incurred expenses of $59.5 million and $82.9 million for restructuring and related activities for the years ended December 31, 2010 and 2008, respectively, which were not allocated to segments. No expenses were recognized for restructurings and related activities in 2009. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

•	During 2009, we recorded an accrual of $71.0 million resulting from the multi-state agreement and settlement, which was not allocated to the segments. While this item was identifiable to our consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to “Operating expenses overview.”

•	All items not included in operating income are excluded.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008

Consumer-to-consumer (a)
EMEASA	44%	45%	44%
Americas	31%	32%	34%
APAC	9%	8%	7%

Total consumer-to-consumer	84%	85%	85%
Global business payments	14%	14%	14%
Other	2%	1%	1%

	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the years ended December 31, 2010, 2009 and 2008.

				% Change
	Years Ended December 31,			2010	2009
(dollars and transactions in millions)	2010	2009	2008	vs. 2009	vs. 2008
Revenues:
Transaction fees	$3,434.3	$3,373.5	$3,532.9	2%	(5)%
Foreign exchange revenues	905.8	877.1	893.1	3%	(2)%
Other revenues	43.3	50.1	45.6	(14)%	10%

Total revenues	$4,383.4	$4,300.7	$4,471.6	2%	(4)%

Operating income	$1,243.3	$1,175.5	$1,222.7	6%	(4)%
Operating income margin	28%	27%	27%
Key indicator:
Consumer-to-consumer transactions	213.7	196.1	188.1	9%	4%

The table below sets forth transaction and revenue growth/(decline) rates by region for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009

Consumer-to-consumer transaction growth/(decline) (a):
EMEASA	5%	10%
Americas	11%	(3)%
APAC	14%	18%
Consumer-to-consumer revenue growth/(decline) (a):
EMEASA	—%	(1)%
Americas	2%	(9)%
APAC	13%	5%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 7%, 7% and 6% of our consolidated revenues during the years ended December 31, 2010, 2009 and 2008, respectively. No individual country, other than the United States, represented more than approximately 6%, 6% and 7% of our consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Transaction fees and foreign exchange revenues

 2010 compared to 2009

For the year ended December 31, 2010 compared to the prior year, consumer-to-consumer money transfer revenue grew 2% primarily due to transaction growth of 9%. Transaction growth was offset by price decreases, primarily related to pricing reductions taken in the domestic business commencing in the fourth quarter of 2009, geographic and product mix, including a higher percentage of revenue earned from intra-country activity, and the strengthening of the United States dollar compared to most other foreign currencies, which negatively impacted revenue by approximately 1%. Our international consumer-to-consumer business experienced revenue growth of 3% on transaction growth of 8% for the year ended December 31, 2010. Our international business represents all transactions other than transactions between and within the United States and Canada and transactions to and from Mexico. Our international consumer-to-consumer business outside of the United States also experienced revenue growth on transaction increases for the year ended December 31, 2010.

Revenue in our EMEASA region remained flat during the year ended December 31, 2010 compared to the prior year despite transaction growth of 5%. Transaction growth was offset by the strengthening of the United States dollar compared to most other foreign currencies in the region and many of the same factors described above. Our European market experienced transaction growth during the year ended December 31, 2010 compared to the prior year. In addition, for the full year ended December 31, 2010, revenue and transactions in the Gulf States declined moderately compared to the same period in 2009, however, both revenue and transactions grew in the fourth quarter of 2010 compared to the comparable period in the prior year. India had transaction growth of 4% and revenue growth of 5% for the year ended December 31, 2010 versus the same period in 2009.

Americas revenue increased 2% on transaction growth of 11% for the year ended December 31, 2010 compared to the prior year due to the pricing actions taken in the domestic business commencing in the fourth quarter of 2009. Our domestic business experienced revenue declines of 6% on transaction growth of 28% for the year ended December 31, 2010 due to the same factors. However, in the fourth quarter of 2010, our domestic business experienced revenue growth of 7% on transaction growth of 29% as we reached the anniversary of the pricing reductions taken in the fourth quarter of 2009. Our United States outbound business experienced both transaction and revenue growth in the year ended December 31, 2010. Our Mexico business revenue was flat during the year ended December 31, 2010 on transaction growth of 2%.

APAC revenue increased 13% for the year ended December 31, 2010 compared to the prior year due to transaction growth of 14%. China’s revenue increased 10% on transaction growth of 7% for the year ended December 31, 2010.

Foreign exchange revenues for the year ended December 31, 2010 grew compared to the prior year, driven primarily by revenue from our international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the year ended December 31, 2010 of $32.3 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The largest impact was related to the EMEASA region.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account a variety of factors. Fee decreases and foreign exchange actions generally can reduce margins in the short term, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. For the year ended December 31, 2010, such fee decreases and foreign exchange actions were approximately 4% of our total revenue compared to 2% and 1% for the years ended December 31, 2009 and 2008, respectively. For the full year 2010, approximately three-fourths of these actions relate to pricing reductions taken in the domestic business.

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help drive growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 445,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of December 31, 2010, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valutasm and Vigo®) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

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

Revenue in our EMEASA region declined 1% during the year ended December 31, 2009 compared to the same period in 2008 due to most of the same factors discussed above. Our largest European markets experienced revenue declines during most of the year ended December 31, 2009 as compared to the same period in 2008. Our money transfer business to India for the year ended December 31, 2009 versus the same period in 2008 continued to grow with transaction growth of 22% and revenue growth of 11%. Revenue and transaction growth for both India and the Gulf States slowed throughout the year ended December 31, 2009 compared to 2008. Due to the economic conditions in the Gulf States, transaction growth rates declined to single digits in the fourth quarter.

Americas revenue and transactions declined for the year ended December 31, 2009 compared to the same period in 2008. Contributing to the overall decline in the Americas region was the domestic business which experienced a revenue decline of 14% on a transaction decline of 5% for the year ended December 31, 2009. The repositioning of the domestic business, including pricing reductions taken in the United States in the fourth quarter of 2009, improved our Americas and domestic transaction volumes, but contributed to the decline in revenue. Our Mexico business also contributed to the overall decline in the Americas region with a revenue decline of 15% on a transaction decline of 12% for the year ended December 31, 2009. Our United States domestic and Mexico business revenue declined due to the weak economy in the United States. Our Mexico revenues were also impacted by our closure of certain Vigo branded agents, substantially all of which were small retailers, due to credit concerns. However, the decline in revenue for our United States outbound business moderated in the fourth quarter of 2009 compared to the previous nine months of 2009 as a result of transaction growth experienced in the fourth quarter of 2009.

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

Foreign exchange revenues decreased for the year ended December 31, 2009 over the corresponding previous period at a rate relatively consistent with the decrease in our revenue from our international consumer-to-consumer business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fee and foreign exchange revenue for the year ended December 31, 2009 of $101.3 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

Operating income

 2010 compared to 2009

Consumer-to-consumer operating income increased 6% during the year ended December 31, 2010 compared to the same period in 2009 due to lower marketing expenses and operating efficiencies, primarily decreased bad debt expense, offset by higher employee compensation costs and incremental costs associated with our retail expansion in Europe pursuant to the Payment Services Directive. The increase in operating income margin for the year ended December 31, 2010 compared to the same period in the prior year resulted from these same factors.

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

Global Business Payments Segment

The following table sets forth our global business payments segment results of operations for the years ended December 31, 2010, 2009 and 2008.

				% Change
	Years Ended December 31,			2010	2009
(dollars and transactions in millions)	2010	2009	2008	vs. 2009	vs. 2008
Revenues:
Transaction fees	$578.0	$621.9	$668.1	(7)%	(7)%
Foreign exchange revenues	113.0	33.2	3.2	*	*
Other revenues	30.7	36.6	48.5	(16)%	(25)%

Total revenues	$721.7	$691.7	$719.8	4%	(4)%

Operating income	$122.5	$171.9	$199.4	(29)%	(14)%
Operating income margin	17%	25%	28%
Key indicator:
Global business payments transactions	404.9	414.8	412.1	(2)%	1%

*	Calculation not meaningful

Revenues

 2010 compared to 2009

During the year ended December 31, 2010, global business payments segment revenue was positively impacted by our acquisition of Custom House, which contributed $111.0 million of revenue in 2010 versus $30.8 million in 2009, primarily included in foreign exchange revenues, and growth in the Pago Fácil business. These increases were offset by revenue declines in our United States bill payments businesses as many United States consumers who would use our services continue to have difficulty paying their bills and continue to be unable to obtain credit in any form, resulting in us handling fewer bill payments. The ongoing trend away from cash based bill payments in the

United States and competitive pressures, which resulted in lower cash and electronic volumes and a shift to lower revenue per transaction products, also contributed to the revenue declines.

The transaction declines during the year ended December 31, 2010 compared to the same period in 2009 were due to declines in our United States bill payments businesses.

 2009 compared to 2008

During the year ended December 31, 2009, the global business payments segment revenue was adversely impacted by the weak economic situation in the United States, which resulted in a revenue decline in our United States cash and electronic bill payments businesses, partially offset by $30.8 million in revenue generated from our September 1, 2009 acquisition of Custom House and slight growth in the Pago Fácil business. The segment’s revenues were primarily generated in the United States for the year ended December 31, 2009.

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

Operating income

 2010 compared to 2009

For the year ended December 31, 2010, operating income decreased compared to the same period in the prior year primarily due to declines related to the United States-based bill payments business, and investing and operating costs, including amortization expense, associated with the acquisition of Custom House.

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

Other

The following table sets forth other results for the years ended December 31, 2010, 2009 and 2008.

				% Change
	Years Ended December 31,			2010	2009
(dollars in millions)	2010	2009	2008	vs. 2009	vs. 2008
Revenues	$87.6	$91.2	$90.6	(4)%	1%
Operating income	$(6.2)	$6.3	$15.8	*	(60)%
Operating income margin	*	7%	17%

*	Calculation not meaningful

Revenues

 2010 compared to 2009

Revenue, generated primarily from our money order services business, declined for the year ended December 31, 2010 compared to the same period in the prior year. We experienced a decrease in the amount of revenue earned related to our money order services business as we no longer receive a fixed return of 5.5% from IPS on outstanding money order balances as we did for the first three quarters of 2009. We now derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities. These securities generally have a lower rate of return than we were receiving under our previous agreement with IPS. In 2008, we entered into interest rate swaps on certain of our fixed rate notes to reduce our exposure to fluctuations in interest rates. Through a combination of the revenue generated from the new investment securities and the anticipated interest expense savings resulting from the interest rate swaps, we estimate that we should be able to retain a materially comparable after-tax rate of return through 2011 as we had been receiving under the agreement with IPS.

 2009 compared to 2008

Revenue remained relatively consistent with prior year and is comprised primarily of our money order services business. In the fourth quarter of 2009, we experienced a decrease in the amount of revenue earned related to our money order services business due to the change in our agreement with IPS described above.

Operating income

 2010 compared to 2009

During the year ended December 31, 2010, the decrease in operating income was due to the decrease in revenue from our money order services business, as described above, and an increase in promotional marketing activities related to our prepaid business in the United States. In 2009, we also incurred additional costs associated with evaluating and closing acquisitions compared to 2010.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions. The assets subject to legal or regulatory restrictions of approximately $210 million include those located in countries outside of the United States containing restrictions from being transferred outside of those countries and cash and investment balances that are maintained by a regulated subsidiary to secure certain money transfer obligations initiated in the United States in accordance with applicable state regulations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

We believe we have adequate liquidity to meet our business needs, including the pending acquisition of Angelo Costa S.r.l., dividends, and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. In addition, we have capacity to borrow up to $1.5 billion in the aggregate under our commercial paper program and revolving credit facility, which were not drawn on as of and during the year ended December 31, 2010. The revolving credit facility expires in September 2012.

Cash and Investment Securities

As of December 31, 2010, we had cash and cash equivalents of $2.2 billion, of which $1.3 billion was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within settlement assets, were $1.4 billion as of December 31, 2010. Substantially all of these investments are state and municipal debt securities. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. Substantially all of our investment securities in the Consolidated Balance Sheets are classified as available-for-sale and recorded at fair value. Under the Payment Services Directive (“PSD”) in the European Union, we expect to have a similar portfolio of investment securities, which we will manage in a similar manner and under similar guidelines as our current portfolio.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments, including diversifying our investment portfolio. As of December 31, 2010, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of December 31, 2010, all investments with a single issuer and each individual security was less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2010, 2009 and 2008, cash provided by operating activities was $994.4 million, $1,218.1 million and $1,253.9 million, respectively. Cash flows provided by operating activities decreased from 2009 to 2010, primarily due to a $250.0 million refundable tax deposit made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit. Cash flows provided by operating activities decreased from 2008 to 2009 due to lower net income, offset by working capital fluctuations in 2009, including the settlement accrual and timing of tax payments.

Financing Resources

As of December 31, 2010, we had the following outstanding borrowings (in millions):

December 31, 2010

Due in less than one year (a):
5.400% notes (effective rate of 2.7%) due November 2011 (b) (c)	$696.3
Due in greater than one year (a):
6.500% notes (effective rate of 5.5%) due 2014	500.0
5.930% notes due 2016 (d)	1,000.0
5.253% notes due 2020 (b)	324.9
6.200% notes due 2036 (d)	500.0
6.200% notes due 2040 (e)	250.0
Other borrowings	5.9

Total borrowings at par value	3,277.1
Fair value hedge accounting adjustments, net (a)	36.6
Unamortized discount, net (b)	(23.8)

Total borrowings at carrying value (f)	$3,289.9

(a)	We utilize interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of our notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage our overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “interest expense” over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(b)	On March 30, 2010, we exchanged $303.7 million of aggregate principal amount of the 5.400% notes due 2011 (“2011 Notes”) for 5.253% unsecured notes due 2020 (“2020 Notes”). The 5.7% effective interest rate of the 2020 Notes differs from the stated rate as the notes have a par value of $324.9 million. The $21.2 million difference between the carrying value and the par value is being accreted over the life of the 2020 Notes. See below for additional detail relating to the note exchange.

(c)	The effective interest rate related to the 2011 Notes includes the impact of the interest rate swaps entered into in conjunction with the assumption of the money order investments from IPS.

(d)	The difference between the stated interest rate and the effective interest rate is not significant.

(e)	On June 21, 2010, we issued $250.0 million of aggregate principal amount of 6.200% unsecured notes due 2040 (the “2040 Notes”). In anticipation of this issuance, we entered into interest rate swaps to fix the interest rate of the debt issuance, and recorded a loss on the swaps of $7.5 million, which increased the effective rate to 6.3%, in “accumulated other comprehensive loss,” which will be amortized into interest expense over the life of the 2040 Notes. See below for additional detail relating to the debt issuance.

(f)	At December 31, 2010, our weighted average effective rate on total borrowings was approximately 5.2%.

Commercial Paper

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our revolving credit facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings as of and during the year ended December 31, 2010.

Revolving Credit Facility

Our revolving credit facility expires in September 2012 and includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”).

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 19 basis points. A facility fee of 6 basis points on the total facility is payable quarterly regardless of usage. The facility fee percentage is determined based on certain of our credit ratings. In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee of 5 basis points as of December 31, 2010 based upon such ratings is payable to the lenders on the aggregate outstanding borrowings. The interest rate margin, facility fee and utilization fee are all based on certain of our credit ratings.

As of and during the year ended December 31, 2010, we had no outstanding borrowings on this facility and had $1.5 billion available to borrow. Our revolving credit facility, which is diversified through a group of 15 participating institutions, is used to provide general liquidity for us and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 20%. The substantial majority of the banks within this group were rated at least an “A−” or better as of December 31, 2010. If the amount available to borrow under the revolving credit facility decreased, or if the revolving credit facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Notes

On June 21, 2010, we issued $250 million of aggregate principal amount of unsecured notes due June 21, 2040. Interest with respect to the 2040 Notes is payable semiannually on June 21 and December 21 each year based on the fixed per annum interest rate of 6.200%. We may redeem the 2040 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

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

On February 26, 2009, we issued $500 million of aggregate principal amount of our 2014 Notes. Interest with respect to the 2014 Notes is payable semiannually on February 26 and August 26 each year based on the fixed per annum interest rate of 6.500%. We may redeem the 2014 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 50 basis points.

On November 17, 2006, we issued $1 billion aggregate principal amount of 5.400% Notes due 2011 and $500 million aggregate principal amount of 6.200% Notes due 2036 (the “2036 Notes”). Interest with respect to the 2011 Notes and 2036 Notes is payable semiannually on May 17 and November 17 each year based on fixed per annum interest rates of 5.400% and 6.200%, respectively. We may redeem the 2011 Notes and the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points and 25 basis points, respectively.

On September 29, 2006, we issued $1 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016. Interest on the 2016 Notes is payable semiannually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.930%. We may redeem the 2016 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 20 basis points.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity and overall business risks.

Our Revolving Credit Facility contains an interest rate margin, facility fee and utilization fee, all of which are determined based on certain of our credit ratings. In addition, we are subject to certain provisions in our 2014 Notes, 2040 Notes and certain of our derivative contracts which would require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade. We do not have any other terms within our debt agreements or other contracts that are tied to changes in our credit ratings. The table below summarizes our credit ratings as of December 31, 2010:

December 31, 2010
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

The Revolving Credit Facility contains covenants which, among other things, limit or restrict our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions or incur certain subsidiary level indebtedness. Our notes are subject to similar covenants except that only the 2011 Notes, 2016 Notes, 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. In addition, the Revolving Credit Facility requires us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 2:1 (ratio of consolidated adjusted EBITDA, defined as net income plus the sum of (a) interest expense, (b) income tax expense, (c) depreciation expense, (d) amortization expense, (e) any other non-cash deductions, losses or changes made in determining net income for such period and (f) extraordinary losses or charges, minus extraordinary gains, in each case determined in accordance with United States GAAP for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 9:1 for the year ended December 31, 2010.

As of December 31, 2010, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow, and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our $1.5 billion revolving credit facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $113.7 million, $98.9 million and $153.7 million in 2010, 2009 and 2008, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during 2010, 2009 and 2008 included investments in our information technology infrastructure and purchased and developed software.

Acquisition of Businesses

In December 2010, we entered into an agreement to acquire the remaining 70% interest which we currently do not own in Angelo Costa S.r.l. (“Costa”), one of our largest money transfer agents in Europe. We will acquire the 70% interest for cash of €100 million (approximately $133 million based on currency exchange rates at December 31, 2010), less a working capital deficiency adjustment to be determined at closing. The acquisition is expected to close in the first half of 2011, subject to regulatory approval and satisfaction of closing conditions.

On September 1, 2009, we acquired Canada-based Custom House, a provider of international business-to-business payment services, for cash consideration of $371.0 million for all of the common shares of this business and acquired cash of $2.5 million.

On February 24, 2009, we acquired the money transfer business of European-based FEXCO Group Holdings (“FEXCO Group”), one of our largest agents providing services in a number of European countries, primarily the United Kingdom, Spain, Sweden and Ireland. We surrendered our 24.65% interest in FEXCO Group and paid €123.1 million ($157.4 million) as consideration for all of the common shares of the money transfer business and acquired cash of $11.8 million.

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

We expect that we will continue to pursue opportunities to acquire companies, particularly outside of the United States, to further complement and strengthen our existing businesses worldwide.

Share Repurchases and Dividends

During the years ended December 31, 2010, 2009 and 2008, 35.6 million, 24.8 million and 58.1 million, respectively, of shares were repurchased for $584.5 million, $400.0 million and $1,313.9 million, respectively, excluding commissions, at an average cost of $16.44, $16.10 and $22.60 per share, respectively. At December 31, 2010, $415.5 million remains available under share repurchase authorizations approved by our Board of Directors. On February 1, 2011, the Board of Directors authorized an additional $1 billion of common stock repurchases through December 31, 2012.

During the year ended December 31, 2010, our Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters representing $165.3 million in total dividends. During the fourth quarter of 2009, our Board of Directors declared a cash dividend of $0.06 per common share representing $41.2 million in total dividends. During the fourth quarter of 2008, our Board of Directors declared an annual cash dividend of $0.04 per common share representing $28.4 million in total dividends. These amounts were paid to shareholders of record in the respective month the dividend was declared, except for the September 2010 declared dividend, which was paid in October 2010.

Debt Service Requirements

Our 2011 debt service requirements will include $696.3 million of our 5.400% notes maturing in November 2011, payments on future borrowings under our commercial paper program, if any, and interest payments on all outstanding indebtedness. However, as market conditions allow, we may refinance all or a portion of the 2011 Notes with new financing sources. We have the ability to use existing financing sources, including our cash, Revolving Credit Facility and commercial paper program, to meet obligations as they arise. Based on market conditions at the time such refinancing could occur, we may not be able to obtain new financing under similar conditions as historically reported.

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

Pension Plan

On December 31, 2010, we merged our two frozen defined benefit pension plans into one Plan (the “Plan”). The Plan assets were held in a master trust and were identical in terms of their benefit entitlements and other provisions (except for participant eligibility requirements) and consequently, the financial effect of the merger was not significant.

Our Plan had a recorded unfunded pension obligation of $112.8 million as of December 31, 2010. In 2010 we made approximately $25 million in contributions to the Plan, including a discretionary contribution of $10 million. Due to the closure of one of our facilities in Missouri and an agreement with the Pension Benefit Guaranty Corporation, we funded $4.1 million during 2009. No contributions were made to the Plan during the year ended December 31, 2008. We will be required to fund approximately $22 million to the Plan in 2011 and may make a discretionary contribution of up to approximately $3 million.

Our most recent measurement date for our pension plans was December 31, 2010. The calculation of the funded status and net periodic benefit income is dependent upon two primary assumptions: 1) expected long-term return on plan assets; and 2) discount rate.

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income securities are considered consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is given to diversification, re-balancing and yields anticipated on fixed income securities held. Historical returns are reviewed to check for reasonableness and appropriateness. We then apply this rate against a calculated value for our plan assets. The calculated value recognizes changes in the fair value of plan assets over a five-year period. Our expected long-term return on plan assets was 6.50% for 2010 and 7.50% for 2009. The expected long-term return on plan assets is 7.00% for 2011. In early 2011 we revised our target asset allocation to approximately 15% in equity investments, 60% in fixed income securities and 25% in alternative investment strategies in order to increase diversification.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 4.69% and 5.30% at December 31, 2010 and 2009, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$5,166.8	$876.7	$314.1	$752.2	$3,223.8
Unrecognized tax benefits (b)	671.1	—	—	—	—
Estimated pension funding (c)	124.6	22.1	45.0	38.3	19.2
Foreign currency derivative contracts (d)	80.9	69.7	9.6	1.6	—
Other (e)	12.6	4.7	5.2	2.7	—
Other Contractual Obligations:
Purchase obligations (f)	148.9	52.5	47.0	34.4	15.0
Operating leases	105.9	29.9	38.4	22.6	15.0
Other (g)	152.0	140.0	12.0	—	—

	$6,462.8	$1,195.6	$471.3	$851.8	$3,273.0

(a)	We have estimated our interest payments based on (i) the assumption that we will continue to have no commercial paper borrowings outstanding (ii) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes, although we intend to refinance in 2011 the remaining balance of $696.3 million of our 5.400% Notes which are scheduled to mature in November 2011 and (iii) an estimate of future interest rates on our interest rate swap agreements based on projected LIBOR rates.

(b)	Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(c)	We have estimated our pension plan funding requirements, including interest, using assumptions that are consistent with current pension funding rates. The unfunded pension liability included in “Other liabilities” in the Consolidated Balance Sheets is the present value of the estimated pension plan funding requirements disclosed above. The actual minimum required amounts each year will vary based on the actual discount rate and asset returns when the funding requirement is calculated. In addition, we may make a discretionary contribution of up to approximately $3.0 million to the plan in 2011, which has not been reflected in the table above.

(d)	Represents the liability position of our foreign currency derivative contracts as of December 31, 2010, which will fluctuate based on market conditions.

(e)	This line item relates to accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2010.

(f)	Many of our contracts contain clauses that allow us to terminate the contract with notice and with a terminations penalty. Termination penalties are generally an amount less than the original obligation. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults of our contractual obligations or incurred significant penalties for termination of our contractual obligations.

(g)	This line item primarily relates to the agreement we entered into on December 31, 2010 to acquire the remaining 70% interest, which we currently do not own, in Angelo Costa S.r.l., one of our largest money transfer agents in Europe. We will acquire the 70% interest for cash of €100 million (approximately $133 million based on currency exchange rates at December 31, 2010), less a working capital adjustment to be determined at closing. The acquisition is expected to close in the first half of 2011, subject to regulatory approval and satisfaction of closing conditions. This line item also includes certain additional investments in our compliance programs along the United States and Mexico border, which are expected to cost up to $19 million over the next three years pursuant to the agreement and settlement with the State of Arizona and other states.

Other Commercial Commitments

We had $85 million in outstanding letters of credit and bank guarantees at December 31, 2010, with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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
At December 31, 2010, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $2.5 billion, which are expected to be reinvested outside the United States indefinitely.

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
Our tax contingency reserves for our uncertain tax positions as of December 31, 2010 were $607.9 million, including interest and penalties, net of related benefits. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, particularly with respect to our 2003 restructuring of our international operations, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

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

The details of each designated hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows or fair value of the hedged item, and effectiveness is evaluated quarterly.

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

As of December 31, 2010, the cumulative pre-tax unrealized losses classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $31.8 million.

As of December 31, 2010, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $36.6 million gain.

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

If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge.

The net carrying value of our other intangible assets at December 31, 2010 was $438.0 million.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions
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

Reporting units are driven by the level at which segment management reviews operating results. In some cases, that level is the operating segment (e.g., Consumer-to-Consumer money transfer) and in others it is one level below the operating segment (e.g., Business Solutions, which is included in our global business payments segment).

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

If an event described above occurs and causes us to recognize a goodwill impairment charge, it would impact our reported earnings in the periods such charge occurs.

The carrying value of goodwill as of December 31, 2010 was $2,151.7 million which represented approximately 27% of our consolidated assets. As of December 31, 2010, goodwill of $1,619.9 million and $264.3 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively.

For the Consumer-to-Consumer reporting unit, the fair value of the business greatly exceeds its carrying amount that providing sensitivity is not meaningful. For the Business Solutions reporting unit, a decline in estimated fair value of up to 15% could occur before triggering an impairment of goodwill. A decline of 30% would trigger an impairment of approximately $55 million. We expect that such a fair value decline would be driven primarily by actual and forecasted revenues that do not meet expectations. We have not recorded any goodwill impairments during the three years ended December 31, 2010.

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
Purchase price allocation requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis.	During the last three years, we completed the following significant acquisitions:

•  In September 2009, we acquired Custom House for $371.0 million.

•  In February 2009, we acquired the money transfer business of FEXCO for $243.6 million.

See Note 4, Acquisitions, to the Notes to the Consolidated Financial Statements, included in Item 8, of this Annual Report on Form 10-K, for more information related to the purchase price allocations for acquisitions completed during the last three years.

If estimates or assumptions used to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangibles or goodwill are not achieved, impairments could arise, as discussed further in “Goodwill Impairment Testing” and “Other Intangible Assets” above. For all of our acquisitions during the three years ended December 31, 2010, goodwill of $496.2 million and intangibles of $208.7 million were recognized.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions
Restructuring and Related Expenses

We have engaged in restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures. We also evaluate impairment issues associated with restructuring activities.

Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of IT infrastructure; and other expenses related to the relocation of various operations to existing Company facilities and third-party providers, including hiring, training, relocation, travel, and professional fees. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and acceleration of depreciation.

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

The timing of recording these costs was determined by the applicable accounting guidance. This judgment significantly impacted the timing of the recognition of restructuring and related expenses on a quarterly basis and between the years ended December 31, 2010 and 2011.

The restructuring and related expenses are evaluated periodically to determine if an adjustment is required. Should the actual amounts differ from our estimates, the amount of the restructuring and related expenses could be materially impacted.

For the year ended December 31, 2010, we incurred $59.5 million of restructuring and related expenses, of which $35.4 million remains unpaid. We expect to incur approximately $50 million in additional restructuring and related expenses during the nine months ended September 30, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide consumer-to-consumer money transfer services in 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. To mitigate this risk further, we enter into short-term foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also utilize foreign currency forward contracts, typically with terms of less than one year at inception, to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions and intercompany loans. In certain consumer money transfer and global business payments transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the customer and the rate at which we or our agents are able to acquire currency, helping to provide protection against currency fluctuations. We promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on consumer-to-consumer revenues denominated primarily in the euro, and to a lesser degree the British pound, Canadian dollar and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international consumer-to-consumer operations.

With the acquisition of Custom House in the third quarter of 2009, our foreign exchange risk and associated foreign exchange risk management has increased due to the nature of this business. The significant majority of Custom House’s revenue, now known as Western Union Business Solutions (“Business Solutions”), is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. This business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. Our Business Solutions business aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The foreign exchange risk is actively managed.

At December 31, 2010 and 2009, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $32 million and $27 million, respectively, based on our forecast of unhedged exposure to foreign currency at those dates. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at December 31, 2010 of $3.3 billion. Approximately $2.5 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest bearing assets consist of fixed rate instruments, the substantial majority of which are highly rated state and municipal debt securities. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the consolidated balance sheets. As interest rates rise, the fair value of these fixed rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “settlement assets” in the consolidated balance sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “total stockholders’ equity” on our consolidated balance sheets.

As of December 31, 2010, $1.2 billion of our total $3.3 billion in borrowings was effectively floating rate debt through interest rate swap agreements, changing our fixed-rate debt to LIBOR-based floating rate debt, with average spreads of approximately 500 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. No commercial paper borrowings were outstanding as of and for the year ended December 31, 2010.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and optimize returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. At December 31, 2010, our weighted-average interest rate on our borrowings outstanding, including our hedges, was approximately 5.2%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $12 million and $8 million annually based on borrowings on December 31, 2010 and 2009, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2010 and 2009 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $25 million and $20 million annually, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. In addition, we are exposed to credit risk directly from consumer transactions particularly through our internet services and electronic channels, where transactions are originated through means other than cash, and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud. We perform a credit review before each agent signing and conduct periodic analyses. Our losses associated with bad debts have been less than 1% of our revenues in all periods presented.

We are also exposed to credit risk relating to derivative financial instruments written by us to our customers in our Business Solutions business. The duration of these derivative contracts is generally nine months or less. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. To mitigate risk, we perform credit reviews of the customer on an ongoing basis and we may require certain customers to post collateral or increase collateral based on the fair value of the customer’s contract and their risk profile. The credit risk arising from our spot foreign currency exchange contracts is largely mitigated, as in most cases we require the receipt of funds from our customers before releasing the associated cross-currency payment.

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

As stated in their report included elsewhere in this Annual Report on Form 10-K, the consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness, in all material respects, with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2010, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Western Union Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency) for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency) for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Western Union Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 25, 2011

THE WESTERN UNION COMPANY

Consolidated Statements of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Transaction fees	$4,055.3	$4,036.2	$4,240.8
Foreign exchange revenues	1,018.8	910.3	896.3
Commission and other revenues	118.6	137.1	144.9

Total revenues	5,192.7	5,083.6	5,282.0

Expenses:
Cost of services	2,978.4	2,874.9	3,093.0
Selling, general and administrative	914.2	926.0	834.0

Total expenses*	3,892.6	3,800.9	3,927.0

Operating income	1,300.1	1,282.7	1,355.0
Other income/(expense):
Interest income	2.8	9.4	45.2
Interest expense	(169.9)	(157.9)	(171.2)
Derivative losses, net	(2.5)	(2.8)	(6.9)
Other income, net	14.7	0.1	16.6

Total other expense, net	(154.9)	(151.2)	(116.3)

Income before income taxes	1,145.2	1,131.5	1,238.7
Provision for income taxes	235.3	282.7	319.7

Net income	$909.9	$848.8	$919.0

Earnings per share:
Basic	$1.37	$1.21	$1.26
Diluted	$1.36	$1.21	$1.24
Weighted-average shares outstanding:
Basic	666.5	698.9	730.1
Diluted	668.9	701.0	738.2

*	As further described in Note 5, total expenses include amounts for related parties of $236.4 million, $257.4 million and $305.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Balance Sheets
(in millions, except per share amounts)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$2,157.4	$1,685.2
Settlement assets	2,635.2	2,389.1
Property and equipment, net of accumulated depreciation of $383.6 and $335.4, respectively	196.5	204.3
Goodwill	2,151.7	2,143.4
Other intangible assets, net of accumulated amortization of $441.2 and $355.4, respectively	438.0	489.2
Other assets	350.4	442.2

Total assets	$7,929.2	$7,353.4

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$520.4	$501.2
Settlement obligations	2,635.2	2,389.1
Income taxes payable	356.6	519.0
Deferred tax liability, net	289.9	268.9
Borrowings	3,289.9	3,048.5
Other liabilities	254.5	273.2

Total liabilities	7,346.5	6,999.9

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 654.0 and 686.5 shares issued and outstanding at December 31, 2010 and 2009, respectively	6.5	6.9
Capital surplus	117.4	40.7
Retained earnings	591.6	433.2
Accumulated other comprehensive loss	(132.8)	(127.3)

Total stockholders’ equity	582.7	353.5

Total liabilities and stockholders’ equity	$7,929.2	$7,353.4

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$909.9	$848.8	$919.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61.5	55.9	61.7
Amortization	114.4	98.3	82.3
Deferred income tax provision/(benefit)	28.6	(20.8)	15.9
Stock compensation expense	35.9	31.9	26.3
Other non-cash items, net	2.0	44.1	42.9
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	28.1	(31.4)	6.9
Accounts payable and accrued liabilities	10.5	75.5	35.2
Income taxes payable (Note 10)	(159.2)	138.3	91.2
Other liabilities	(37.3)	(22.5)	(27.5)

Net cash provided by operating activities	994.4	1,218.1	1,253.9

Cash flows from investing activities
Capitalization of contract costs	(35.0)	(27.3)	(82.8)
Capitalization of purchased and developed software	(25.4)	(11.9)	(17.0)
Purchases of property and equipment	(53.3)	(59.7)	(53.9)
Acquisition of businesses, net of cash acquired	(4.7)	(515.9)	(42.8)
Proceeds from/(increase in) receivable for securities sold	36.9	255.5	(298.1)
Notes receivable issued to agents	—	—	(1.0)
Repayments of notes receivable issued to agents	16.9	35.2	41.9

Net cash used in investing activities	(64.6)	(324.1)	(453.7)

Cash flows from financing activities
Proceeds from exercise of options	42.1	23.2	300.5
Cash dividends paid	(165.3)	(41.2)	(28.4)
Common stock repurchased	(581.4)	(400.2)	(1,314.5)
Net repayments of commercial paper	—	(82.8)	(255.3)
Net proceeds from issuance of borrowings	247.0	496.6	500.0
Principal payments on borrowings	—	(500.0)	(500.0)

Net cash used in financing activities	(457.6)	(504.4)	(1,297.7)

Net change in cash and cash equivalents	472.2	389.6	(497.5)
Cash and cash equivalents at beginning of year	1,685.2	1,295.6	1,793.1

Cash and cash equivalents at end of year	$2,157.4	$1,685.2	$1,295.6

Supplemental cash flow information:
Interest paid	$175.5	$150.0	$171.6
Income taxes paid (Note 10)	$365.4	$162.8	$230.3
Non-cash exchange of 5.400% notes due 2011 for 5.253% notes due 2020	$303.7	$—	$—

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Stockholders’ Equity/(Deficiency)
(in millions)

					Accumulated	Total
			Capital		Other	Stockholders’
	Common Stock		Surplus/	Retained	Comprehensive	Equity/	Comprehensive
	Shares	Amount	(Deficiency)	Earnings	Loss	(Deficiency)	Income/(Loss)

Balance, December 31, 2007	749.8	$7.5	$(341.1)	$453.1	$(68.8)	$50.7
Net income	—	—	—	919.0	—	919.0	$919.0
Stock-based compensation	—	—	26.3	—	—	26.3
Common stock dividends	—	—	—	(28.4)	—	(28.4)
Repurchase and retirement of common shares	(58.1)	(0.6)	—	(1,314.6)	—	(1,315.2)
Shares issued under stock-based compensation plans	17.9	0.2	289.5	—	—	289.7
Tax adjustments from employee stock option plans	—	—	10.9	—	—	10.9
Effects of pension plan measurement date change	—	—	—	0.1	—	0.1
Unrealized gains on investment securities, net of tax	—	—	—	—	1.2	1.2	1.2
Unrealized gains on hedging activities, net of tax	—	—	—	—	89.2	89.2	89.2
Foreign currency translation adjustment, net of tax	—	—	—	—	(5.2)	(5.2)	(5.2)
Pension liability adjustment, net of tax	—	—	—	—	(46.4)	(46.4)	(46.4)

Comprehensive income							$957.8

Balance, December 31, 2008	709.6	7.1	(14.4)	29.2	(30.0)	(8.1)
Net income	—	—	—	848.8	—	848.8	$848.8
Stock-based compensation	—	—	31.9	—	—	31.9
Common stock dividends	—	—	—	(41.2)	—	(41.2)
Repurchase and retirement of common shares	(24.9)	(0.2)	—	(403.6)	—	(403.8)
Shares issued under stock-based compensation plans	1.8	—	23.9	—	—	23.9
Tax adjustments from employee stock option plans	—	—	(0.7)	—	—	(0.7)
Unrealized gains on investment securities, net of tax	—	—	—	—	5.5	5.5	5.5
Unrealized losses on hedging activities, net of tax	—	—	—	—	(62.5)	(62.5)	(62.5)
Foreign currency translation adjustment, net of tax	—	—	—	—	(29.0)	(29.0)	(29.0)
Pension liability adjustment, net of tax	—	—	—	—	(11.3)	(11.3)	(11.3)

Comprehensive income							$751.5

Balance, December 31, 2009	686.5	6.9	40.7	433.2	(127.3)	353.5
Net income	—	—	—	909.9	—	909.9	$909.9
Stock-based compensation and other	—	—	34.6	—	—	34.6
Common stock dividends	—	—	—	(165.3)	—	(165.3)
Repurchase and retirement of common shares	(35.7)	(0.4)	—	(586.2)	—	(586.6)
Shares issued under stock-based compensation plans	3.2	—	44.1	—	—	44.1
Tax adjustments from employee stock option plans	—	—	(2.0)	—	—	(2.0)
Unrealized losses on investment securities, net of tax	—	—	—	—	(3.3)	(3.3)	(3.3)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(4.9)	(4.9)	(4.9)
Foreign currency translation adjustment, net of tax	—	—	—	—	6.6	6.6	6.6
Pension liability adjustment, net of tax	—	—	—	—	(3.9)	(3.9)	(3.9)

Comprehensive income							$904.4

Balance, December 31, 2010	654.0	$6.5	$117.4	$591.6	$(132.8)	$582.7

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation of the Entity and Basis of Presentation

The Western Union Company (“Western Union” or the “Company”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are available through a network of agent locations in 200 countries and territories. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

•	Consumer-to-consumer—money transfer services between consumers, primarily through a global network of third-party agents using the Company’s multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers—that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•	Global business payments—the processing of payments from consumers or businesses to other businesses. The Company’s business payments services allow consumers to make payments to a variety of organizations including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. As described further in Note 4, in September 2009, the Company acquired Canada-based Custom House, Ltd. (“Custom House”), which has been rebranded “Western Union Business Solutions” (“Business Solutions”) and is included in this segment. This business facilitates cross-border, cross-currency business-to-business payment transactions. The international expansion and other key strategic initiatives have resulted in international revenue continuing to increase in this segment. However, the majority of the segment’s revenue was generated in the United States during all periods presented.

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2010, the amount of net assets subject to these limitations totaled approximately $210 million.

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

Spin-off from First Data

On January 26, 2006, the First Data Board of Directors announced its intention to pursue the distribution of all of its money transfer and consumer payments business and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the “Spin-off”). Effective on September 29, 2006, First Data completed the separation and the distribution of these businesses by distributing The Western Union Company common stock to First Data shareholders (the “Distribution”). Prior to the Distribution, the Company had been a segment of First Data.

Basis of Presentation

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Consistent with industry practice, the accompanying Consolidated Balance Sheets are unclassified due to the short-term nature of the Company’s settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long-term investment securities.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation

The Company consolidates financial results when it has both the power to direct the activities of an entity that most significantly impact the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the entity. The Company utilizes the equity method of accounting when it is able to exercise significant influence over the entity’s operations, which generally occurs when the Company has an ownership interest of between 20% and 50% in an entity.

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

As of December 31, 2010, 2009 and 2008, there were 34.0 million, 37.5 million and 8.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. During the years ended December 31, 2010 and 2009, the average market price of the Company’s common stock was lower than the exercise price for most of its outstanding options, resulting in higher anti-dilutive shares than in 2008.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2010	2009	2008

Basic weighted-average shares outstanding	666.5	698.9	730.1
Common stock equivalents	2.4	2.1	8.1

Diluted weighted-average shares outstanding	668.9	701.0	738.2

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

Except as it pertains to an investment redemption discussed in Note 9, carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables, settlement obligations, borrowings under the commercial paper program and other short-term notes payable, approximate fair value due to their short maturities. Investment securities, included in settlement assets, and derivative financial instruments are carried at fair value and included in Note 8. Fixed rate notes are carried at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 14. The fair values of fixed rate notes are also disclosed in Note 15 and are based on market quotations. For more information on the fair value of financial instruments see Note 8.

The fair values of non-financial assets and liabilities related to the Company’s business combinations are disclosed in Note 4. The fair values of financial assets and liabilities related to the Trust are disclosed in Note 11.

Business Combinations

The Company accounts for all business combinations where control over another entity is obtained using the acquisition method of accounting, which requires that most assets (both tangible and intangible), liabilities (including contingent consideration), and remaining noncontrolling interests be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and existing book value. Results of operations of the acquired company are included in the Company’s results from the date of the acquisition forward and include amortization expense arising from acquired intangible assets. Effective January 1, 2009, the Company expenses all costs as incurred related to or involved with an acquisition in “Selling, general and administrative” expenses. Previously, such amounts were capitalized as part of the acquisition.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with maturities of three months or less at the date of purchase (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value.

The Company maintains cash and cash equivalent balances with various financial institutions, including a substantial portion in money market funds. The Company limits the concentration of its cash and cash equivalents with any one institution; however, such balances often exceed United States federal deposit insurance limits. The Company regularly reviews investment concentrations and credit worthiness of these institutions, and has relationships with a globally diversified list of banks and financial institutions.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $21.1 million and $33.7 million at December 31, 2010 and 2009, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2010, 2009 and 2008, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $19.1 million, $36.2 million and $26.6 million, respectively.

Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from and payable to businesses for the value of customer cross-currency payment transactions related to the global business payments segment.

Settlement assets consist of cash and cash equivalents, receivables from selling agents and business-to-business customers, and investment securities. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. Receivables from selling agents represent funds collected by such agents, but in transit to the Company. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. In addition, the Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness. See Note 7 for information concerning the Company’s investment securities.

Receivables from business-to-business customers arise from cross-currency payment transactions in the global business payments segment. Receivables (for currency to be received) and payables (for the cross-currency payments to be made) are recognized at trade date for these transactions. The credit risk arising from these spot foreign currency exchange contracts is largely mitigated, as in most cases Business Solutions requires the receipt of funds from customers before releasing the associated cross-currency payment.

Settlement obligations consist of money transfer, money order and payment service payables and payables to agents. Money transfer payables represent amounts to be paid to transferees when they request their funds. Money order payables represent amounts not yet presented for payment. Most agents typically settle with transferees first and then obtain reimbursement from the Company. Payment service payables represent amounts to be paid to utility companies, auto finance companies, mortgage servicers, financial service providers, government agencies and others. Due to the agent funding and settlement process, payables to agents represent amounts due to agents for money transfers that have been settled with transferees.

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2010	2009

Settlement assets:
Cash and cash equivalents	$133.8	$161.9
Receivables from selling agents and business-to-business customers	1,132.3	1,004.4
Investment securities	1,369.1	1,222.8

	$2,635.2	$2,389.1

Settlement obligations:
Money transfer, money order and payment service payables	$2,170.0	$1,954.8
Payables to agents	465.2	434.3

	$2,635.2	$2,389.1

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

Property and equipment consisted of the following (in millions):

	December 31,
	2010	2009

Equipment	$401.5	$368.5
Buildings	77.5	75.2
Leasehold improvements	51.9	50.0
Furniture and fixtures	30.3	28.1
Land and improvements	16.9	16.9
Projects in process	2.0	1.0

	580.1	539.7
Less accumulated depreciation	(383.6)	(335.4)

Property and equipment, net	$196.5	$204.3

Amounts charged to expense for depreciation of property and equipment were $61.5 million, $55.9 million and $61.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company’s annual goodwill impairment test did not identify any goodwill impairment during the years ended December 31, 2010, 2009 and 2008.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), acquired contracts and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income is amortization expense of approximately $114.4 million, $98.3 million and $82.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Acquired contracts include customer and contractual relationships and networks of subagents that are recognized in connection with the Company’s acquisitions.

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

The following table provides the components of other intangible assets (in millions):

	December 31, 2010			December 31, 2009
	Weighted-
	Average
	Amortization		Net of		Net of
	Period	Initial	Accumulated	Initial	Accumulated
	(in years)	Cost	Amortization	Cost	Amortization

Capitalized contract costs	6.7	$350.3	$164.6	$331.0	$189.7
Acquired contracts	10.7	256.5	186.8	250.0	205.5
Purchased or acquired software	3.7	113.9	30.7	102.7	35.5
Developed software	4.3	86.1	13.7	78.1	11.0
Acquired trademarks	24.5	42.3	33.4	42.7	35.6
Projects in process	3.0	6.1	6.1	6.0	6.0
Other intangibles	4.1	24.0	2.7	34.1	5.9

Total other intangible assets	8.0	$879.2	$438.0	$844.6	$489.2

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2010 is expected to be $103.8 million in 2011, $77.9 million in 2012, $58.0 million in 2013, $43.3 million in 2014, $33.5 million in 2015 and $121.5 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded other intangible asset impairments of approximately $9 million for the year ended December 31, 2010 and did not record any impairment related to other intangible assets during the years ended December 31, 2009 and 2008.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred or at the time the advertising first takes place. Advertising costs for the years ended December 31, 2010, 2009 and 2008 were $163.9 million, $201.4 million and $247.1 million, respectively.

Income Taxes

The Company accounts for income taxes under the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

Foreign Currency Translation

The United States dollar is the functional currency for all of the Company’s businesses except global business payments subsidiaries located primarily in Canada and South America. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those entities for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these entities are included as a component of “Accumulated other comprehensive loss.” Foreign currency denominated monetary assets and liabilities of operations in which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period and are recognized in operations. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

Derivatives

The Company utilizes derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency business-to-business payments by writing derivatives to customers. The Company recognizes all derivatives in the “Other assets” and “Other liabilities” captions in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

•	Cash Flow hedges—Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss.” Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as, from time to time, hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in “Accumulated other comprehensive loss” are reclassified to earnings in the same period or periods the hedged item affects earnings. The portions of the change in fair value that are excluded from the measure of effectiveness are recognized immediately in “Derivative losses, net.”

•	Fair Value hedges—Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt are recorded in “Interest expense.” The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in “Interest expense.”

•	Undesignated—Derivative contracts entered into to reduce the variability related to (a) money transfer settlement assets and obligations, generally with maturities of a few days up to one month, and (b) certain money transfer related foreign currency denominated cash positions and intercompany loans, generally with maturities of less than one year, are not designated as hedges for accounting purposes and changes in their fair value are included in “Selling, general and administrative.” Subsequent to the acquisition of Custom House, the Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency business-to-business payments operations. These contracts have durations generally of nine months or less. The Company aggregates its foreign exchange exposures in its Business Solutions business, including the exposure generated by the derivative contracts it writes to its customers as part of its cross-currency payments business, and typically hedges the net exposure through offsetting contracts with established financial institution counterparties (economic hedge contract) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. To mitigate credit risk, the Company performs credit reviews of the customer on an ongoing basis. The changes in fair value related to these contracts are recorded in “Foreign exchange revenues.”

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

Stock-Based Compensation

The Company currently has a stock-based compensation plan that provides for grants of Western Union stock options, restricted stock awards and restricted stock units to employees who perform services for the Company. In addition, the Company has a stock-based compensation plan that provides for grants of Western Union stock options and stock unit awards to non-employee directors of the Company. Prior to the Spin-off, employees of Western Union participated in First Data’s stock-based compensation plans.

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

Restructuring and Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are generally recognized when the liability is incurred. Expenses arising under the Company’s defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are recognized in earnings when it is probable and reasonably estimable. The Company also evaluates impairment issues associated with restructuring activities when the carrying amount of the assets may not be fully recoverable, in accordance with the appropriate accounting guidance. Restructuring and related expenses consist of direct and incremental expenses associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of the Company’s IT infrastructure; and other expenses related to the relocation of various operations to new or existing Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and the acceleration of depreciation and amortization. For more information on the Company’s restructuring and related expenses see Note 3.

3.	Restructuring and Related Expenses

2010 Plan

On May 25, 2010 and as subsequently revised, the Company’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s overall headcount and migrate positions from various facilities, primarily within the United States and Europe, to regional operating centers. Details of the estimated expenses are included in the tables below. Included in these estimated expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. Subject to complying with and undertaking the necessary individual and collective employee information and consultation obligations as may be required by local law for potentially affected employees, the Company expects all of these activities to be completed by the end of the third quarter of 2011. The foregoing figures are the Company’s estimates and are subject to change as the Restructuring Plan continues to be implemented.

The following table summarizes the activity for the restructuring and related expenses discussed above and the related restructuring accruals for the year ended December 31, 2010 (in millions):

	Severance	Fixed Asset
	and	Write-Offs and
	Employee	Accelerated	Lease
	Related	Depreciation	Terminations	Other (b)	Total

Balance, December 31, 2009	$—	$—	$—	$—	$—
Expenses (a)	48.7	0.9	—	9.9	59.5
Cash payments	(13.7)	—	—	(8.8)	(22.5)
Non-cash charges (a)	(0.7)	(0.9)	—	—	(1.6)

Balance, December 31, 2010	$34.3	$—	$—	$1.1	$35.4

Cumulative expenses incurred to date	$48.7	$0.9	$—	$9.9	$59.5
Additional expenses expected to be incurred	31.3	1.1	8.0	10.1	50.5

Total expenses	$80.0	$2.0	$8.0	$20.0	$110.0

(a)	Expenses include non-cash write-offs and accelerated depreciation of fixed assets and leasehold improvements. However, these amounts were recognized outside of the restructuring accrual.

(b)	Other expenses related to the relocation of various operations to new and existing Company facilities including expenses for hiring, training, relocation, travel and professional fees. All such expenses will be recorded when incurred.

2008 Plans

During 2008, the Company closed substantially all of its facilities in Missouri and Texas and did not renew the Company’s collective bargaining agreement with the unionized workers employed at these locations. The decision also resulted in the elimination of certain management positions in these same facilities and resulted, along with other actions, in the Company no longer having employees working in the United States under a collective bargaining agreement. The Company also restructured some of its operations and relocated or eliminated certain shared service and call center positions. The relocated positions were moved to the Company’s existing facilities or outsourced service providers in 2008.

The Company incurred severance and employee related benefit expenses for all union and certain affected management employees, facility closure expenses and other expenses associated with the relocation of these operations to existing Company facilities and third-party providers, including costs related to hiring, training, relocation, travel and professional fees.

The Company incurred cumulative total expenses of $82.9 million comprised of $44.3 million, $7.9 million, $7.8 million and $22.9 million in severance and other employee related costs, asset write-offs and incremental depreciation, lease terminations and other restructuring expenses, respectively, through December 31, 2008. No additional restructuring and related expenses were incurred in the year ended December 31, 2009.

At December 31, 2008, the Company had a restructuring accrual of $25.8 million related to these plans, of which $24.8 million represented an accrual for severance and employee related expenses. During 2009, substantially all of the accruals were paid resulting in a remaining restructuring accrual which was immaterial at December 31, 2009.

The 2010 and 2008 restructuring and related expenses are reflected in the Consolidated Statements of Income as follows (in millions):

	Year Ended	Year Ended
	December 31, 2010	December 31, 2008

Cost of services	$15.0	$62.8
Selling, general and administrative	44.5	20.1

Total restructuring and related expenses, pre-tax	$59.5	$82.9

Total restructuring and related expenses, net of tax	$39.3	$51.6

The following table summarizes the restructuring and related expenses, including expenses recorded to date, along with the additional expenses expected to be incurred, by reportable segment (in millions). These expenses have not been allocated to the Company’s segments disclosed in Note 17. While these items are identifiable to the Company’s segments, these expenses have been excluded from the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation.

		Global
	Consumer-to-	Business
	Consumer	Payments	Other	Total

2010 Expenses incurred to date	$44.7	$12.8	$2.0	$59.5
Additional expenses expected to be incurred	34.3	14.2	2.0	50.5

Total expenses	$79.0	$27.0	$4.0	$110.0

The Company did not incur any material restructuring and related expenses in the year ended December 31, 2009. Of the Company’s total 2008 restructuring and related expenses of $82.9 million; $56.1 million, $23.4 million and $3.4 million are attributable to the Company’s consumer-to-consumer, global business payments and other segments, respectively.

4.	Acquisitions

Angelo Costa, S.r.l.

In December 2010, the Company entered into an agreement to acquire the remaining 70% interest which the Company currently does not own, in Angelo Costa S.r.l. (“Costa”), one of the Company’s largest money transfer agents in Europe. The Company will acquire the 70% interest for cash of €100 million (approximately $133 million based on currency exchange rates at December 31, 2010), less a working capital deficiency adjustment to be determined at closing. The acquisition is expected to close in the first half of 2011, subject to regulatory approval and satisfaction of closing conditions. The acquisition will be recognized at 100% of the fair value of Costa, which will exceed the estimated cash consideration due to the revaluation of the Company’s 30% interest to fair value, which is expected to result in a gain. Both the fair value amount of the acquisition and the amount of the gain will be determined and recorded upon closing and are subject to fluctuation based on changes in exchange rates and other valuation inputs.

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

The valuation of assets acquired resulted in $118.1 million of identifiable intangible assets, $99.8 million of which were attributable to customer and other contractual relationships and were valued using an income approach and $18.3 million of other intangibles, which were valued using both income and cost approaches. These fair values were derived using primarily unobservable Level 3 inputs which require significant management judgment and estimation. For the remaining assets and liabilities, excluding goodwill, fair value approximated carrying value. The intangible assets related to customer and other contractual relationships are being amortized over 10 to 12 years. The remaining intangibles are being amortized over three to five years. The goodwill recognized of $264.3 million is attributable to the projected long-term business growth in current and new markets and an assembled workforce. All goodwill relates entirely to the global business payments segment. Goodwill expected to be deductible for United States income tax purposes is approximately $231.3 million.

Other acquisitions

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

Prior to the acquisition, the Company held a 24.65% interest in FEXCO Group Holdings (“FEXCO Group”), which was a holding company for both the money transfer business as well as various unrelated businesses. The Company surrendered its 24.65% interest in FEXCO Group as non-cash consideration, which had an estimated fair value of $86.2 million on the acquisition date, and paid €123.1 million ($157.4 million) as additional consideration for all of the common shares of the money transfer business, resulting in a total purchase price of $243.6 million. The Company recognized no gain or loss in connection with the disposition of its equity interest in the FEXCO Group, because its estimated fair value approximated its carrying value. The Company recorded the assets and liabilities of FEXCO at fair value, excluding the deferred tax liability. The valuation of assets acquired resulted in $74.9 million of identifiable intangible assets, $64.8 million of which were attributable to the network of subagents, with $10.1 million relating to other intangibles. The subagent network intangible assets are being amortized over 10 to 15 years, and the remaining intangibles are being amortized over two to three years. Goodwill of $190.6 million was recognized, of which $91.1 million is expected to be deductible for United States income tax purposes.

In December 2008, the Company acquired 80% of its existing money transfer agent in Peru for a purchase price of $35.0 million. The aggregate consideration paid was $29.7 million, net of a holdback reserve of $3.0 million. The Company acquired cash of $2.3 million as part of the acquisition. $1.0 million holdback reserve payments were made in both 2009 and 2010, and the remaining $1.0 million is scheduled to be paid in December 2011, subject to the terms of the agreement. The results of operations of the acquiree have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price allocation resulted in $10.1 million of identifiable intangible assets, a significant portion of which were attributable to the network of subagents acquired by the Company. The identifiable intangible assets are being amortized over three to 10 years and goodwill of $27.1 million was recorded, most of which is expected to be deductible for income tax purposes. In addition, the Company has the option to acquire the remaining 20% of the money transfer agent and the money transfer agent has the option to sell the remaining 20% to the Company within 12 months after December 2013 at fair value.

In August 2008, the Company acquired the money transfer assets from its then-existing money transfer agent in Panama for a purchase price of $18.3 million. The consideration paid was $14.3 million, net of a holdback reserve of $4.0 million. In 2009 and 2010, the Company paid $1.7 million and $1.2 million, respectively, of the holdback reserve, with the remainder scheduled to be paid in August 2011, subject to the terms of the agreement. The results of operations of the acquiree have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price allocation resulted in $5.6 million of identifiable intangible assets, a significant portion of which were attributable to the network of subagents acquired by the Company. The identifiable intangible assets are being amortized over three to seven years and goodwill of $14.2 million was recorded, which is not expected to be deductible for income tax purposes.

The following table presents changes to goodwill for the years ended December 31, 2010 and 2009 (in millions):

	Consumer-to-	Global Business
	Consumer	Payments	Other	Total

January 1, 2009 balance	$1,427.0	$232.7	$14.5	$1,674.2
Acquisitions	190.6	272.2	—	462.8
Purchase price adjustments	2.3	—	—	2.3
Currency translation	—	4.3	(0.2)	4.1

December 31, 2009 balance	$1,619.9	$509.2	$14.3	$2,143.4
Purchase price adjustments	—	(7.9)	—	(7.9)
Currency translation	—	16.3	(0.1)	16.2

December 31, 2010 balance	$1,619.9	$517.6	$14.2	$2,151.7

5.	Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2010, 2009 and 2008 totaled $183.5 million, $203.2 million and $305.9 million, respectively. Commission expense recognized for FEXCO prior to February 24, 2009, the date of the acquisition (see Note 4), was considered a related party transaction.

In July 2009, the Company appointed a director who is also a director for a company holding significant investments in two of the Company’s existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $52.9 million and $54.2 million for the years ended December 31, 2010 and 2009 related to these agents.

6.	Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $85 million in outstanding letters of credit and bank guarantees at December 31, 2010 with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (“DOJ”) served one of the Company’s subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers, including related foreign exchange rates, from the United States to the Dominican Republic from 2004 through the date of subpoena. The Company is cooperating fully with the DOJ investigation. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company’s business, financial position and results of operations.

The Company is a defendant in two purported class action lawsuits: James P. Tennille v. The Western Union Company, and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The complaints assert claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company’s motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied Western Union’s motion to dismiss as to the plaintiffs’ unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs’ consumer protection claims. The plaintiffs have not sought and the Court has not granted class certification. The Company intends to vigorously defend itself against both lawsuits. However, due to the preliminary stages of these lawsuits, the fact the plaintiffs have not quantified their damage demands, and the uncertainty as to whether they will ever be certified as class actions, the Company is unable to determine the potential outcome.

During the third quarter of 2009, the Company recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states, which was paid in 2010. On February 11, 2010, the Company signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State and requires the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The accrual includes amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and has engaged a monitor for those programs, which are expected to cost up to $23 million over the period from signing to 2013.

In the normal course of business, the Company is subject to claims and litigation. Management of the Company believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company accrues for loss contingencies as they become probable and estimable.

In May 2007, the Company initiated litigation against MoneyGram Payment Systems, Inc. (“MoneyGram”) for infringement of the Company’s Money Transfer by Phone patents by MoneyGram’s FormFree service. On September 24, 2009, a jury found that MoneyGram was liable for patent infringement and awarded the Company $16.5 million in damages. On December 7, 2010, the United States Court of Appeals for the Federal Circuit reversed the trial court’s judgment. On January 6, 2011, the Company filed a Combined Petition for Panel Rehearing and Rehearing En Banc in the Federal Circuit, which was denied on February 8, 2011. In accordance with its policies, the Company does not recognize gain contingencies in earnings until realization and collectability are assured.

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

Investment securities, classified within “Settlement assets” in the Consolidated Balance Sheets, consist primarily of high-quality state and municipal debt securities. The Company is required to maintain specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. The Company regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments and through investment diversification. At December 31, 2010, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

On October 1, 2009 (the “Transition Date”), the Company assumed IPS’s role as issuer of money orders and terminated the existing agreement whereby IPS paid the Company a fixed return of 5.5% on the outstanding money order balances. Following the Transition Date, the Company invested the cash received from IPS in high-quality, investment grade securities, primarily tax exempt United States state and municipal debt securities, in accordance with applicable regulations. Prior to the Transition Date, the Company had entered into interest rate swaps on certain of its fixed rate notes to reduce its exposure to fluctuations in interest rates. Through a combination of the revenue generated from these investment securities and the anticipated interest expense savings resulting from the interest rate swaps, the Company estimates that it should be able to retain a materially comparable after-tax rate of return through 2011 as it was receiving under its agreement with IPS. Refer to Note 14 for additional information on the interest rate swaps.

Subsequent to the Transition Date, all revenue generated from the investment portfolio is being retained by the Company. IPS continues to provide the Company with clearing services necessary for payment of the money orders in exchange for the payment by the Company to IPS of a per-item processing fee. The Company no longer provides to IPS the services required under the original money order agreement or receives from IPS the fee for such services.

In 2008, the Company began increasing its investment levels in various state and municipal variable rate demand note securities which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but that have varying maturities through 2042. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. As a result, this has increased the frequency of purchases and proceeds received by the Company.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2010, 2009 and 2008 were $14.7 billion, $8.4 billion and $2.8 billion, respectively. The transition of the money order business from IPS in October 2009, as described above, increased the frequency of purchases and proceeds received by the Company in 2010.

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

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2010	Cost	Value	Gains	Losses	Gains/(Losses)

State and municipal debt securities (a)	$844.1	$849.1	$7.0	$(2.0)	$5.0
State and municipal variable rate demand notes	490.0	490.0	—	—	—
Agency mortgage-backed securities and other	29.9	30.0	0.1	—	0.1

	$1,364.0	$1,369.1	$7.1	$(2.0)	$5.1

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2009	Cost	Value	Gains	Losses	Gains/(Losses)

State and municipal debt securities (a)	$686.4	$696.4	$10.6	$(0.6)	$10.0
State and municipal variable rate demand notes	513.8	513.8	—	—	—
Corporate debt and other	12.3	12.6	0.3	—	0.3

	$1,212.5	$1,222.8	$10.9	$(0.6)	$10.3

(a)	The majority of these securities are fixed rate instruments.

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2010 and 2009.

The following summarizes contractual maturities of investment securities as of December 31, 2010 (in millions):

	Amortized	Fair
	Cost	Value

Due within 1 year	$114.7	$115.0
Due after 1 year through 5 years	659.7	664.4
Due after 5 years through 10 years	156.0	155.9
Due after 10 years	433.6	433.8

	$1,364.0	$1,369.1

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $38.0 million, $71.8 million and $380.2 million are included in the “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

8.	Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to Note 2.

The following table reflects assets and liabilities that were measured and carried at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/Liabilities
December 31, 2010	Level 1	Level 2	Level 3	at Fair Value

Assets:
State and municipal debt securities	$—	$849.1	$—	$849.1
State and municipal variable rate demand notes	—	490.0	—	490.0
Agency mortgage-backed securities and other	0.1	29.9	—	30.0
Derivatives	—	69.8	—	69.8

Total assets	$0.1	$1,438.8	$—	$1,438.9

Liabilities:
Derivatives	$—	$80.9	$—	$80.9

Total liabilities	$—	$80.9	$—	$80.9

	Fair Value Measurement Using			Assets/Liabilities
December 31, 2009	Level 1	Level 2	Level 3	at Fair Value

Assets:
State and municipal debt securities	$—	$696.4	$—	$696.4
State and municipal variable rate demand notes	—	513.8	—	513.8
Corporate debt and other	0.2	12.4	—	12.6
Derivatives	—	109.4	0.5	109.9

Total assets	$0.2	$1,332.0	$0.5	$1,332.7

Liabilities:
Derivatives	$—	$80.6	$—	$80.6

Total liabilities	$—	$80.6	$—	$80.6

Except for purchase price adjustments discussed in Note 4, no non-recurring fair value adjustments were recorded during the year ended December 31, 2010.

Other Fair Value Measurements

The carrying amounts for the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company’s borrowings had a carrying value and fair value of $3,289.9 million and

$3,473.6 million, respectively, at December 31, 2010 and had a carrying value and fair value of $3,048.5 million and $3,211.3 million, respectively, at December 31, 2009 (see Note 15).

The fair value of the assets in the Trust, which holds the assets for the Company’s defined benefit plans, are disclosed in Note 11.

9.	Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2010	2009

Other assets:
Equity method investments	$85.7	$87.4
Derivatives	69.8	109.9
Prepaid expenses	50.1	27.1
Other receivables	26.2	63.4
Amounts advanced to agents, net of discounts	25.3	37.5
Receivables from First Data	24.1	24.8
Deferred customer set up costs	20.4	26.1
Accounts receivable, net	13.8	12.1
Debt issue costs	12.8	12.3
Receivable for securities sold, net of reserve	—	30.6
Other	22.2	11.0

Total other assets	$350.4	$442.2

Other liabilities:
Pension obligations	$112.8	$124.2
Derivatives	80.9	80.6
Deferred revenue	37.3	45.4
Other	23.5	23.0

Total other liabilities	$254.5	$273.2

Receivable for securities sold

On September 15, 2008, Western Union requested redemption of its shares from the Reserve International Liquidity Fund, Ltd. (the “Fund”), a money market fund, totaling $298.1 million. Western Union included the value of the receivable in “Other assets” in the Consolidated Balance Sheets. At the time the redemption request was made, the Company was informed by the Reserve Management Company, the Fund’s investment advisor, that the Company’s redemption trades would be honored at a $1.00 per share net asset value despite losses the Fund had incurred on certain holdings resulting in the Fund subsequently reducing its net asset value. In 2009, the Company received partial distributions totaling $255.5 million from the Fund and recorded a reserve of $12 million, representing the estimated impact of a pro-rata distribution of the Fund. On December 31, 2010, the Company received a final distribution from the Fund totaling $36.9 million. As a result of the final distribution, the Company recovered $6.3 million of the related reserve, the impact of which is included in “Other income” in the Consolidated Statements of Income.

10.	Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Components of pre-tax income:
Domestic	$151.4	$249.7	$416.3
Foreign	993.8	881.8	822.4

	$1,145.2	$1,131.5	$1,238.7

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Federal	$132.2	$217.3	$234.8
State and local	39.8	28.0	30.3
Foreign	63.3	37.4	54.6

	$235.3	$282.7	$319.7

Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company’s foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2010		2009		2008

Federal statutory rate	35.0%		35.0%		35.0%
State income taxes, net of federal income tax benefits	1.9%		1.5%		1.3%
Foreign rate differential	(15	.3)%	(12	.5)%	(11	.4)%
Other	(1	.1)%	1.0%		0.9%

Effective tax rate	20.5%		25.0%		25.8%

The Company continues to benefit from an increasing proportion of profits being foreign-derived and therefore taxed at lower rates than its combined federal and state tax rates in the United States. In addition, during 2010 the Company has also benefitted from cumulative and ongoing tax planning benefits, including benefits related to certain previous foreign acquisitions, and certain IRS settlements related to 2002 through 2004.

The Company’s provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$103.6	$235.8	$219.6
State and local	30.1	26.0	34.5
Foreign	73.0	41.8	49.7

Total current taxes	206.7	303.6	303.8
Deferred:
Federal	28.6	(18.5)	15.2
State and local	9.7	2.0	(4.2)
Foreign	(9.7)	(4.4)	4.9

Total deferred taxes	28.6	(20.9)	15.9

	$235.3	$282.7	$319.7

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2010	2009

Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$61.6	$91.0
Pension obligations	38.7	43.5
Deferred revenue	3.6	3.6
Other	20.5	10.7

Total deferred tax assets	124.4	148.8

Deferred tax liabilities related to:
Intangibles, property and equipment	411.8	416.7
Other	2.5	1.0

Total deferred tax liabilities	414.3	417.7

Net deferred tax liability	$289.9	$268.9

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

	2010	2009

Balance at January 1,	$477.2	$361.2
Increases—positions taken in current period (a)	134.1	124.3
Increases—positions taken in prior periods (b)	33.4	0.4
Decreases—positions taken in prior periods	(21.8)	—
Decreases—settlements with taxing authorities	(0.8)	(4.4)
Decreases—lapse of applicable statute of limitations	(3.4)	(4.3)

Balance at December 31,	$618.7	$477.2

(a)	Includes recurring accruals for issues which initially arose in previous periods.

(b)	Changes to positions taken in prior periods relate to changes in estimates used to calculate prior period unrecognized tax benefits.

In the first quarter of 2010, the Company made a $250 million refundable tax deposit relating to potential United States federal tax liabilities, including those arising from the Company’s 2003 international restructuring, which have been previously accrued in the Company’s financial statements. The deposit was recorded as a reduction to “Income taxes payable” in the Consolidated Balance Sheets and a decrease in cash flows from operating activities in the Consolidated Statement of Cash Flows. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $555.5 million and $468.6 million as of December 31, 2010 and 2009, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Consolidated Balance Sheets. The Company recognized $6.9 million, $11.0 million and $11.6 million in interest and penalties during the years ended December 31, 2010, 2009 and 2008, respectively. The Company has accrued $52.4 million and $45.5 million for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

Subject to the matter referenced in the paragraph below, the Company has identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the years ended December 31, 2010 and 2009 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. In the second quarter of 2010, the IRS, First Data and the Company reached a resolution of all outstanding issues related to First Data’s United States federal consolidated income tax return for 2002 (which included issues related to the Company). The resolution did not result in a material change to the Company’s financial position. In addition, the IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of December 31, 2010, interest on the alleged amounts due for unagreed adjustments would be approximately $36 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter of 2003, and accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. On March 20, 2009, the Company filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. In September 2010, IRS Counsel referred the case to the IRS Appeals Division for possible settlement. The Company believes its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency. If the IRS’ position in the Notice of Deficiency is sustained, the Company’s tax provision related to 2003 and later years would materially increase. An examination of the United States federal consolidated income tax returns of First Data that cover the Company’s 2005 and pre-spin-off 2006 taxable periods is ongoing, as is an examination of the Company’s United States federal consolidated income tax returns for the 2006 post-spin-off period, 2007 and 2008. The Irish income tax returns of certain subsidiaries for the years 2006 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

At December 31, 2010, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $2.5 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

Defined Contribution Plans

The Western Union Company Incentive Savings Plan (“401(k)”) covers eligible employees on the United States payroll of the Company. Employees who make voluntary contributions to this plan receive up to a 4% Company matching contribution. All matching contributions are immediately vested.

On September 30, 2009, the Company merged its defined contribution plan covering its former union employees and transferred the plan assets into the 401(k).

The Company administers more than 20 defined contribution plans in various countries globally on behalf of approximately 1,000 employee participants as of December 31, 2010. Such plans have vesting and employer contribution provisions that vary by country.

In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated employees. The plan provides tax-deferred contributions, matching and the restoration of Company matching contributions otherwise limited under the 401(k).

The aggregate amount charged to expense in connection with all of the above plans was $12.0 million, $11.2 million and $12.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Defined Benefit Plan

On December 31, 2010, the Company merged its two frozen defined benefit pension plans into one plan (“Plan”). The Plan assets were held in a master trust and were identical in terms of their benefit entitlements and other provisions (except for participant eligibility requirements) and consequently, the financial effect of the merger was not significant.

The Plan had a recorded unfunded pension obligation of $112.8 million as of December 31, 2010, included in “Other liabilities” in the Consolidated Balance Sheets. In the year ended December 31, 2010, the Company made approximately $25 million in contributions to the Plan, including a discretionary contribution of $10 million. Due to the closure of one of its facilities in Missouri (see Note 3) and an agreement with the Pension Benefit Guaranty Corporation, the Company funded $4.1 million during 2009. No contributions were made to the Plan during the year ended December 31, 2008. The Company will be required to fund approximately $22 million to the Plan in 2011 and may make a discretionary contribution of up to approximately $3 million.

The Company recognizes the funded status of the Plan in its Consolidated Balance Sheets with a corresponding adjustment to “Accumulated other comprehensive loss,” net of tax.

The following table provides a reconciliation of the changes in the Plan’s projected benefit obligation, fair value of assets and the funded status (in millions):

	2010	2009

Change in projected benefit obligation
Projected benefit obligation at January 1,	$400.1	$398.8
Interest cost	20.1	23.6
Actuarial loss	25.3	21.1
Benefits paid	(42.6)	(43.4)

Projected benefit obligation at December 31,	$402.9	$400.1

Change in plan assets
Fair value of plan assets at January 1,	$275.9	$291.7
Actual return on plan assets	31.9	23.5
Benefits paid	(42.6)	(43.4)
Company contributions	24.9	4.1

Fair value of plan assets at December 31,	290.1	275.9

Funded status of the plan at December 31,	$(112.8)	$(124.2)

Accumulated benefit obligation at December 31,	$402.9	$400.1

Differences in expected returns on plan assets estimated at the beginning of the year versus actual returns, and assumptions used to estimate the beginning of year projected benefit obligation versus the end of year obligation (principally discount rate and mortality assumptions) are, on a combined basis, considered actuarial gains and losses. Such actuarial gains and losses are recognized as a component of “Comprehensive income” and amortized to income over the average remaining life expectancy of the plan participants. Included in “Accumulated other comprehensive loss” at December 31, 2010 is $8.1 million ($5.0 million, net of tax) of actuarial losses that are expected to be recognized in net periodic pension cost during the year ended December 31, 2011.

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	2010	2009

Accrued benefit liability	$(112.8)	$(124.2)
Accumulated other comprehensive loss (pre-tax)	176.5	169.0

Net amount recognized	$63.7	$44.8

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Year Ended December 31,
	2010	2009	2008

Interest cost	$20.1	$23.6	$24.4
Expected return on plan assets	(20.4)	(24.7)	(27.5)
Amortization of actuarial loss	6.2	3.6	2.7
Employee termination costs	—	—	2.8

Net periodic benefit cost	$5.9	$2.5	$2.4

During 2008, the Company recorded $2.8 million of expense relating to the termination of certain retirement eligible union and management plan participants in connection with the restructuring and related activities disclosed in Note 3.

The accrued loss related to the pension liability included in accumulated other comprehensive loss, net of tax, increased $3.9 million, $11.3 million and $46.4 million in 2010, 2009 and 2008, respectively. The significant increase in the accrued loss included in accumulated other comprehensive loss in 2008 was caused by a decline in the fair value of plan assets, which was primarily attributable to a decrease in the value of the equity securities within the plan asset portfolio.

The rate assumptions used in the measurement of the Company’s benefit obligation were as follows:

	2010	2009

Discount rate	4.69%	5.30%

The weighted-average rate assumptions used in the measurement of the Company’s net cost were as follows:

	2010	2009	2008

Discount rate	5.30%	6.26%	6.02%
Expected long-term return on plan assets	6.50%	7.50%	7.50%

The Company measures the Plan’s obligations and annual expense using assumptions that reflect best estimates and are consistent to the extent that each assumption reflects expectations of future economic conditions. As the bulk of the pension benefits will not be paid for many years, the computation of pension expenses and benefits is based on assumptions about future interest rates and expected rates of return on plan assets. In general, pension obligations are most sensitive to the discount rate assumption, and it is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities.

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are considered consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is given to diversification, re-balancing and yields anticipated on fixed income securities held. Historical returns are reviewed to check for reasonableness and appropriateness. The Company then applies this rate against a calculated value for its plan assets. The calculated value recognizes changes in the fair value of plan assets over a five-year period.

Pension plan asset allocation at December 31, 2010 and 2009, and target allocations based on investment policies, were as follows:

	Percentage of Plan Assets
	at Measurement Date
Asset Class	2010	2009

Equity investments	31%	32%
Debt securities	69%	68%

	100%	100%

Target Allocation

Equity investments	25-35%
Debt securities	65-75%

The assets of the Company’s Plan are managed in a third-party Trust. The investment policy and allocation of the assets in the Trust are overseen by the Company’s Investment Council. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used in an effort to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across United States and non-United States stocks, as well as securities deemed to be growth, value, and small and large capitalizations. Other assets, primarily private equity, are used judiciously in an effort to enhance long-term returns while improving portfolio diversification. The investments in the Trust also include certain derivatives. On behalf of the Plan, investment advisors may enter into derivative contracts to manage interest rate risks. These contracts are contractual obligations to buy or sell a United States treasury bond or note at predetermined future dates and prices. Futures are transacted in standardized amounts on regulated exchanges. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies. In early 2011, the Company revised its target asset allocation to approximately 15% in equity investments, 60% in fixed income securities and 25% in alternative investment strategies in order to increase diversification.

The following tables reflect investments of the Trust that were measured and carried at fair value (in millions). For information on how the Company measures fair value, refer to Note 2.

December 31, 2010	Fair Value Measurement Using			Total Assets
Asset Class	Level 1	Level 2	Level 3	at Fair Value

Equity investments
Domestic	$3.1	$40.9	$—	$44.0
International	—	45.2	—	45.2
Private equity	—	—	1.3	1.3
Debt securities
Corporate debt (a)	—	117.3	—	117.3
U.S. treasury bonds	57.9	—	—	57.9
U.S. government agencies	—	6.8	—	6.8
Asset-backed	—	6.0	—	6.0
Other bonds	—	9.0	—	9.0

Total investments of the Trust at fair value	$61.0	$225.2	$1.3	$287.5
Other assets				2.6

Total investments of the Trust	$61.0	$225.2	$1.3	$290.1

December 31, 2009	Fair Value Measurement Using			Total Assets
Asset Class	Level 1	Level 2	Level 3	at Fair Value

Equity investments
Domestic	$5.7	$35.4	$—	$41.1
International	—	43.1	—	43.1
Private equity	—	—	2.0	2.0
Debt securities
Corporate debt (a)	—	119.3	—	119.3
U.S. treasury bonds	46.6	—	—	46.6
U.S. government agencies	—	9.6	—	9.6
Asset-backed	—	8.7	—	8.7
Other bonds	—	2.9	—	2.9

Total investments of the Trust at fair value	$52.3	$219.0	$2.0	$273.3
Other assets				2.6

Total investments of the Trust	$52.3	$219.0	$2.0	$275.9

(a)	Substantially all corporate debt securities are investment grade securities.

The maturities of debt securities at December 31, 2010 range from less than one year to approximately 49 years with a weighted-average maturity of 22 years.

The following tables provide summaries of changes in the fair value of the Trust’s Level 3 financial assets (in millions):

Private equity
For the year ended December 31, 2010	securities

Beginning balance, January 1, 2010	$2.0
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.4)
Relating to assets sold during the period	0.2
Net purchases and sales	(0.5)

Ending balance, December 31, 2010	$1.3

	Asset-backed	Private equity
For the year ended December 31, 2009	securities	securities	Total

Beginning balance, January 1, 2009	$9.8	$2.8	$12.6
Actual return on plan assets:
Relating to assets still held at the reporting date	1.0	(0.8)	0.2
Relating to assets sold during the period	0.2	—	0.2
Net purchases and sales	(2.3)	—	(2.3)
Transfers out of Level 3 (a)	(8.7)	—	(8.7)

Ending balance, December 31, 2009	$—	$2.0	$2.0

(a)	Market liquidity for these assets has significantly improved since 2008 resulting in improved price transparency.

The estimated undiscounted future benefit payments are expected to be $41.4 million in 2011, $40.2 million in 2012, $38.8 million in 2013, $37.3 million in 2014, $35.8 million in 2015 and $154.2 million in 2016 through 2020.

12.	Operating Lease Commitments

The Company leases certain real properties for use as customer service centers and administrative and sales offices. The Company also leases data communications terminals, computers and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $34.7 million, $34.0 million and $39.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the minimum aggregate rental commitments under all noncancelable operating leases, net of sublease income commitments aggregating $1.8 million through 2015, were as follows (in millions):

Year Ending December 31,

2011	$29.9
2012	21.6
2013	16.8
2014	12.5
2015	10.1
Thereafter	15.0

Total future minimum lease payments	$105.9

13.	Stockholders’ Equity

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with shareholders. The major components include unrealized gains and losses on investment securities, gains or losses from cash flow hedging activities, foreign currency translation adjustments and pension liability adjustments.

Unrealized gains and losses on investment securities that are available for sale, primarily state and municipal debt securities, are included in accumulated other comprehensive loss until the investment is either sold or deemed other-than-temporarily impaired. See Note 7 for further discussion.

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

A pension liability adjustment associated with the defined benefit pension plan is recognized for the difference between estimated assumptions (e.g., asset returns, discount rates, mortality) and actual results. The amount in “Accumulated other comprehensive loss” is amortized to income over the remaining life expectancy of the plan participants. Details of the pension plan’s assets and obligations are explained further in Note 11.

The income tax effects allocated to and the cumulative balance of each component of accumulated other comprehensive loss were as follows (in millions):

	2010	2009	2008

Beginning balance, January 1	$(127.3)	$(30.0)	$(68.8)
Unrealized gains/(losses) on investment securities:
Unrealized gains/(losses)	(0.5)	11.5	(2.4)
Tax (expense)/benefit	0.1	(4.3)	0.9
Reclassification of (gains)/losses into earnings	(4.7)	(2.7)	4.3
Tax expense/(benefit)	1.8	1.0	(1.6)

Net unrealized gains/(losses) on investment securities	(3.3)	5.5	1.2
Unrealized gains/(losses) on hedging activities:
Unrealized gains/(losses)	15.8	(43.6)	82.6
Tax (expense)/benefit	0.7	8.9	(15.0)
Reclassification of (gains)/losses into earnings	(23.0)	(32.9)	25.1
Tax expense/(benefit)	1.6	5.1	(3.5)

Net unrealized gains/(losses) on hedging activities	(4.9)	(62.5)	89.2
Foreign currency translation adjustments:
Foreign currency translation adjustments	8.4	(21.6)	(8.0)
Tax (expense)/benefit	(1.8)	7.6	2.8
Reclassification of gains into earnings (a)	—	(23.1)	—
Tax expense (a)	—	8.1	—

Net foreign currency translation adjustments	6.6	(29.0)	(5.2)
Pension liability adjustments:
Unrealized losses	(13.7)	(22.2)	(76.1)
Tax benefit	5.9	8.7	28.0
Reclassification of losses into earnings	6.2	3.6	2.7
Tax benefit	(2.3)	(1.4)	(1.0)

Net pension liability adjustments	(3.9)	(11.3)	(46.4)

Other comprehensive (loss)/income	(5.5)	(97.3)	38.8

Ending balance, December 31	$(132.8)	$(127.3)	$(30.0)

(a)	The year ended December 31, 2009 includes the impact to the foreign currency translation account of the surrender of the Company’s interest in FEXCO Group. See Note 4.

The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	2010	2009	2008

Unrealized gains on investment securities	$3.1	$6.4	$0.9
Unrealized gains/(losses) on hedging activities	(21.9)	(17.0)	45.5
Foreign currency translation adjustment	(4.3)	(10.9)	18.1
Pension liability adjustment	(109.7)	(105.8)	(94.5)

	$(132.8)	$(127.3)	$(30.0)

Cash Dividends Paid

During 2010, the Company’s Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters representing $165.3 million in total dividends. Of this amount, $40.5 million was paid on March 31, 2010, $39.6 million was paid on June 30, 2010, $39.4 million was paid on October 14, 2010 and $45.8 million was paid on December 31, 2010. During the fourth quarter of 2009, the Company’s Board of Directors declared an annual cash dividend of $0.06 per common share representing $41.2 million in total dividends, paid on December 30, 2009. During the fourth quarter of 2008, the Company’s Board of Directors declared an annual dividend of $0.04 per common share representing $28.4 million in total dividends, paid on December 31, 2008.

On February 25, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share payable on March 31, 2011.

Share Repurchases

During the years ended December 31, 2010, 2009 and 2008, 35.6 million, 24.8 million and 58.1 million shares, respectively, have been repurchased for $584.5 million, $400.0 million and $1,313.9 million, respectively, excluding commissions, at an average cost of $16.44, $16.10 and $22.60 per share, respectively. At December 31, 2010, $415.5 million remains available under share repurchase authorizations approved by the Board of Directors through December 31, 2012. On February 1, 2011, the Board of Directors authorized an additional $1 billion of common stock repurchases through December 31, 2012.

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

Foreign Currency—Consumer-to-Consumer

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. At December 31, 2010, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation.

Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative losses, net” within the Company’s Consolidated Statements of Income.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2010 were as follows (in millions):

Contracts not designated as hedges:
Euro	$206.5
British pound	26.6
Other	48.4
Contracts designated as hedges:
Euro	$485.3
Canadian dollar	107.7
British pound	94.3
Other	87.4

Foreign Currency—Global Business Payments

As a result of the acquisition of Custom House, the Company writes derivatives, primarily foreign currency forward contracts and, to a much smaller degree, option contracts, mostly with small and medium size enterprises (customer contracts) and derives a currency spread from this activity as part of its global business payments operations. In this capacity, the Company facilitates cross-currency payment transactions for its customers but aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency business-to-business payments operation, which includes significant spot exchanges of currency in addition to forwards and options. None of these contracts are designated as accounting hedges. The duration of these derivative contracts is generally nine months or less.

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company as of December 31, 2010 were approximately $1.5 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar and the British pound.

The Company has a forward contract to offset foreign exchange rate fluctuations on a Canadian dollar denominated intercompany loan in connection with the Company’s acquisition of Custom House. This contract, which is not designated as an accounting hedge, had a notional amount of approximately 245 million and 230 million Canadian dollars at December 31, 2010 and December 31, 2009, respectively.

Interest Rate Hedging—Corporate

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges utilizing the short-cut method, which permits an assumption of no ineffectiveness if certain criteria are met. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within the Company’s “Borrowings” in the Consolidated Balance Sheets and “Interest expense” in the Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in “Accumulated other comprehensive loss.” Such derivatives were used in connection with the 2010 issuances discussed in Note 15.

At December 31, 2010 and 2009, the Company held interest rate swaps in an aggregate notional amount of $1,195 million and $750 million, respectively. Of this aggregate notional amount held at December 31, 2010, $695 million related to notes due in 2011 and $500 million related to notes due in 2014.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2010 and 2009 (in millions):

	Derivative Assets			Derivative Liabilities
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2010	2009	Location	2010	2009

Derivatives—hedges:
Interest rate fair value hedges—Corporate	Other assets	$8.0	$31.0	Other liabilities	$1.6	$—
Foreign currency cash flow hedges—Consumer-to-consumer	Other assets	14.7	15.1	Other liabilities	31.1	31.0

Total		$22.7	$46.1		$32.7	$31.0

Derivatives—undesignated:
Foreign currency—Global business payments	Other assets	$46.9	$58.9	Other liabilities	$36.2	$48.2
Foreign currency—Consumer-to-consumer	Other assets	0.2	4.9	Other liabilities	12.0	1.4

Total		$47.1	$63.8		$48.2	$49.6

Total derivatives		$69.8	$109.9		$80.9	$80.6

The following table summarizes the net fair value of derivatives held at December 31, 2010 and their expected maturities (in millions):

	Total	2011	2012	2013	2014	Thereafter

Foreign currency cash flow hedges—Consumer-to-consumer	$(16.4)	$(9.6)	$(6.8)	$—	$—	$—
Foreign currency undesignated hedges—Consumer-to-consumer	(11.8)	(11.8)	—	—	—	—
Foreign currency undesignated hedges—Global business payments	10.7	10.6	0.1	—	—	—
Interest rate fair value hedges—Corporate	6.4	3.8	—	—	2.6	—

Total	$(11.1)	$(7.0)	$(6.7)	$—	$2.6	$—

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2010, 2009 and 2008 (in millions):

Fair Value Hedges

						Gain/(Loss) Recognized in Income on Related
	Gain/(Loss) Recognized in Income on Derivatives					Hedged Item (a)
	Income Statement	Amount				Income Statement	Amount
Derivatives	Location	2010	2009	2008	Hedged Items	Location	2010	2009	2008

Interest rate contracts	Interest expense	$13.3	$12.9	$58.5	Fixed-rate debt	Interest expense	$10.5	$11.1	$(54.6)

Total gain/(loss)		$13.3	$12.9	$58.5			$10.5	$11.1	$(54.6)

Cash Flow Hedges

	Amount of Gain/(Loss)							Gain/(Loss) Recognized in Income on Derivative
	Recognized in OCI on			Gain/(Loss) Reclassified from Accumulated OCI into				(Ineffective Portion and Amount
	Derivatives			Income (Effective Portion)				Excluded from Effectiveness Testing) (b)
	(Effective Portion)			Income Statement	Amount			Income Statement	Amount
Derivatives	2010	2009	2008	Location	2010	2009	2008	Location	2010	2009	2008

Foreign currency contracts	$20.0	$(43.6)	$82.6	Revenue	$24.5	$34.6	$(23.4)	Derivative losses, net	$(1.5)	$(1.2)	$(9.9)
Interest rate contracts (c)	(4.2)	—	—	Interest expense	(1.5)	(1.7)	(1.7)	Interest expense	(0.1)	—	—

Total gain/(loss)	$15.8	$(43.6)	$82.6		$23.0	$32.9	$(25.1)		$(1.6)	$(1.2)	$(9.9)

Undesignated Hedges

	Gain/(Loss) Recognized in Income on Derivatives
	Income Statement Location
		Amount
Derivatives		2010	2009	2008

Foreign currency contracts (d)	Foreign exchange revenues	$25.8	$4.5	$—
Foreign currency contracts (e)	Selling, general and administrative	(1.0)	(7.4)	13.0
Foreign currency contracts (f)	Derivative losses, net	0.6	(2.8)	3.9

Total gain/(loss)		$25.4	$(5.7)	$16.9

(a)	The 2010 gain of $10.5 million is comprised of a loss in value on the debt of $13.3 million and amortization of hedge accounting adjustments of $23.8 million. The 2009 gain of $11.1 million is comprised of a loss in value on the debt of $12.9 million and amortization of hedge accounting adjustments of $24.0 million. The 2008 loss of $54.6 million is comprised of a loss in value on the debt of $58.5 million and amortization of hedge accounting adjustments of $3.9 million.

(b)	The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(c)	The Company uses derivatives to hedge the forecasted issuance of fixed rate debt and records the effective portion of the derivative’s fair value in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. These amounts are reclassified to “Interest expense” over the life of the related notes.

(d)	The Company uses foreign currency forward and option contracts as part of its international business-to-business payments operation. The derivative contracts are managed as part of a broader currency portfolio that includes non-derivative currency exposures.

(e)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gain/(loss) on settlement assets and obligations and cash balances were ($2.5) million, $2.8 million and ($24.9) million in 2010, 2009 and 2008, respectively.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax loss of ($9.1) million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2010. Approximately $1.5 million of net losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of December 31, 2010. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

15.	Borrowings

The Company’s outstanding borrowings at December 31, 2010 and 2009 consisted of the following (in millions):

	December 31, 2010	December 31, 2009

Due in less than one year (a):
5.400% notes (effective rate of 2.7%) due November 2011 (b)(c)	$696.3	$1,000.0
Due in greater than one year (a):
6.500% notes (effective rate of 5.5%) due 2014	500.0	500.0
5.930% notes due 2016 (d)	1,000.0	1,000.0
5.253% notes due 2020 (b)	324.9	—
6.200% notes due 2036 (d)	500.0	500.0
6.200% notes due 2040 (e)	250.0	—
Other borrowings	5.9	6.0

Total borrowings at par value	3,277.1	3,006.0
Fair value hedge accounting adjustments, net (a)	36.6	47.1
Unamortized discount, net (b)	(23.8)	(4.6)

Total borrowings at carrying value (f)	$3,289.9	$3,048.5

(a)	The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “Interest expense” over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(b)	On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 5.400% notes due 2011 (“2011 Notes”) for 5.253% unsecured notes due 2020 (“2020 Notes”). The 5.7% effective interest rate of the 2020 Notes differs from the stated rate as the notes have a par value of $324.9 million. The $21.2 million difference between the carrying value and the par value is being accreted over the life of the 2020 Notes. See below for additional detail relating to the note exchange.

(c)	The effective interest rate related to the 2011 Notes includes the impact of the interest rate swaps entered into in conjunction with the assumption of the money order investments from IPS.

(d)	The difference between the stated interest rate and the effective interest rate is not significant.

(e)	On June 21, 2010, the Company issued $250.0 million of aggregate principal amount of 6.200% unsecured notes due 2040 (the “2040 Notes”). In anticipation of this issuance, the Company entered into interest rate swaps to fix the interest rate of the debt issuance, and recorded a loss on the swaps of $7.5 million, which increased the effective rate to 6.3%, in “Accumulated other comprehensive loss,” which will be amortized into interest expense over the life of the 2040 Notes. See below for additional detail relating to the debt issuance.

(f)	At December 31, 2010, the Company’s weighted average effective rate on total borrowings was approximately 5.2%.

The aggregate fair value of the Company’s long-term debt, based on quotes from multiple banks, excluding the impact of related interest rate swaps, was $3,473.6 million and $3,211.3 million at December 31, 2010 and December 31, 2009, respectively.

The Company’s maturities of borrowings at par value as of December 31, 2010 are $700 million in November 2011, $500 million in 2014 and $2.1 billion beyond 2015.

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

On November 3, 2006, the Company established a commercial paper program pursuant to which the Company may issue unsecured commercial paper notes (the “Commercial Paper Notes”) in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Revolving Credit Facility as described below. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. The Company had no commercial paper borrowings outstanding at December 31, 2010 and 2009, respectively.

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

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 19 basis points. A facility fee of 6 basis points on the total facility is also payable quarterly, regardless of usage. The facility fee percentage is determined based on certain of the Company’s credit ratings. In addition, to the extent the aggregate outstanding borrowings under the Revolving Credit Facility exceed 50% of the related aggregate commitments, a utilization fee of 5 basis points as of December 31, 2010 based upon such ratings is payable to the lenders on the aggregate outstanding borrowings.

As of and during the year ended December 31, 2010, the Company had $1.5 billion available to borrow, as the Company had no borrowings outstanding under the Revolving Credit Facility.

Term Loan

On December 5, 2008, the Company entered into a senior, unsecured, 364-day term loan in an aggregate principal amount of $500 million with a syndicate of lenders. The Term Loan was paid and financed with the issuance of the 2014 Notes on February 26, 2009.

Notes

On June 21, 2010, the Company issued $250.0 million of aggregate principal amount of unsecured notes due June 21, 2040. Interest with respect to the 2040 Notes is payable semiannually on June 21 and December 21 each year based on the fixed per annum interest rate of 6.200%. The 2040 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2040 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 2011 Notes for unsecured notes due April 1, 2020. Interest with respect to the 2020 Notes is payable semiannually on April 1 and October 1 each year based on the fixed per annum interest rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into interest expense over the life of the notes. The 2020 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

The 2020 Notes were originally issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On October 8, 2010, the Company exchanged the 2020 Notes for notes registered under the Securities Act, pursuant to the terms of the Registration Rights Agreement.

On February 26, 2009, the Company issued $500 million of aggregate principal amount of the 2014 Notes to repay the balance of the Term Loan which was scheduled to mature in December 2009. Interest with respect to the 2014 Notes is payable semiannually on February 26 and August 26 each year based on the fixed per annum interest rate of 6.500%. The 2014 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2014 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 50 basis points.

On November 17, 2006, the Company issued $2 billion of aggregate principal amount of the Company’s unsecured fixed and floating rate notes, comprised of $500 million aggregate principal amount of the Company’s Floating Rate Notes due 2008 (the “Floating Rate Notes”), $1 billion aggregate principal amount of 5.400% Notes due 2011 and $500 million aggregate principal amount of 6.200% Notes due 2036 (the “2036 Notes”). The Floating Rate Notes were redeemed upon maturity in November 2008.

Interest with respect to the 2011 Notes and 2036 Notes is payable semiannually on May 17 and November 17 each year based on fixed per annum interest rates of 5.400% and 6.200%, respectively. The 2011 Notes and 2036 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2011 Notes and the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points and 25 basis points, respectively.

On September 29, 2006, the Company issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016. Interest on the 2016 Notes is payable semiannually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.930%. The 2016 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company and certain of its subsidiaries to grant certain types of security interests, incur debt (in the case of significant subsidiaries) or enter into sale and leaseback transactions. The Company may redeem the 2016 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 20 basis points.

16.	Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan

The Western Union Company 2006 Long-Term Incentive Plan (“2006 LTIP”) provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and other equity-based awards to employees who perform services for the Company. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP, of which 36.2 million shares are available as of December 31, 2010.

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

In February 2009, the Compensation Committee of the Company’s board of directors granted the Company’s executives long-term incentive awards under the 2006 LTIP which consisted of one-third restricted stock units, one-third stock option awards and one-third performance-based cash awards. The performance-based cash awards are based on strategic performance objectives for 2009 and 2010 and are payable in equal installments on the second and third anniversaries of the award, assuming the applicable performance objectives are satisfied. Based on their contributions to the Company and additional assumed responsibilities, certain executives received an incremental grant of restricted stock units which fully vest on the fourth anniversary of the grant date. Additionally, non-executive employees of the Company participating in the 2006 LTIP received annual equity grants of 50% stock option awards and 50% restricted stock units.

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (“2006 Director Plan”) provides for the granting of equity-based awards to non-employee directors of the Company. Options granted under the 2006 Director Plan are issued with exercise prices equal to the fair value of Western Union common stock at the grant date, have 10-year terms, and vest immediately. Since options and deferred stock units under this plan vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. Awards under the plan may be settled immediately unless the participant elects to defer the receipt of the common shares under applicable plan rules. A maximum of 1.5 million shares of common stock may be awarded under the 2006 Director Plan. As of December 31, 2010, the Company has issued 0.7 million options and 0.2 million unrestricted stock units to non-employee directors of the Company.

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

After the Spin-off, the Company receives all cash proceeds related to the exercise of all Western Union stock options, recognizes all stock compensation expense and retains the resulting tax benefits relating to Western Union awards held by Western Union employees. First Data recognizes all stock-based compensation expense and retains all associated tax benefits for Western Union Stock-Based Awards held by First Data employees.

Stock Option Activity

A summary of Western Union stock option activity for the year ended December 31, 2010 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2010
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding at January 1,	42.8	$18.77
Granted	4.3	16.15
Exercised	(2.9)	14.97
Cancelled/forfeited (a)	(6.7)	18.81

Outstanding at December 31,	37.5	$18.76	4.7	$42.9

Options exercisable at December 31,	30.7	$19.34	3.9	$21.8

(a)	Mainly due to restructuring activities.

As of December 31, 2010, approximately 35% of outstanding options to purchase shares of common stock of the Company were held by employees of First Data.

The Company received $44.1 million, $23.9 million and $289.7 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2010, 2009 and 2008, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company’s calculated pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods was approximately $12.7 million as of December 31, 2010. The Company realized total tax benefits during the years ended December 31, 2010, 2009 and 2008 from stock option exercises of $1.4 million, $0.8 million and $13.5 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $8.2 million, $8.6 million and $134.0 million, respectively.

Restricted Stock Awards and Restricted Stock Units

A summary of Western Union activity for restricted stock awards and units for the year ended December 31, 2010 is listed below (awards/units in millions):

	Year Ended
	December 31, 2010
	Number	Weighted-Average
	Outstanding	Grant-Date Fair Value

Non-vested at January 1,	2.2	$14.63
Granted	1.5	15.74
Vested	(0.3)	16.11
Forfeited (a)	(0.7)	14.42

Non-vested at December 31,	2.7	$15.34

(a)	Mainly due to restructuring activities.

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock awards and restricted stock units for the years ended December 31, 2010, 2009 and 2008 (in millions, except per share data).

	Year Ended December 31,
	2010	2009	2008

Stock-based compensation expense	$(35.9)	$(31.9)	$(26.3)
Income tax benefit from stock-based compensation expense	11.6	9.9	7.7

Net income impact	$(24.3)	$(22.0)	$(18.6)

Earnings per share:
Basic and Diluted	$(0.04)	$(0.03)	$(0.03)

As of December 31, 2010, there was $24.6 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.5 years, and there was $18.0 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of 2.0 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2010	2009	2008

Stock options granted:
Weighted-average risk-free interest rate	2.7%	2.0%	3.0%
Weighted-average dividend yield	1.3%	0.2%	0.2%
Volatility	33.9%	46.3%	31.8%
Expected term (in years)	5.8	5.6	5.9
Weighted-average grant date fair value	$5.12	$5.41	$7.57

Expected volatility—For the Company’s board of directors and executives, the expected volatility for the 2010, 2009 and 2008 grants was 32.8%, 46.9% and 31.3%, respectively. The expected volatility for the Company’s non-executive employees was 34.5%, 46.0% and 31.9% for the 2010, 2009 and 2008 grants, respectively. The Company used a blend of implied and historical volatility. The Company’s implied volatility was calculated using the market price of traded options on Western Union’s common stock. In 2010 and 2009, the historical volatility represented a blend of Western Union and First Data (prior to the Spin-off) stock data. In 2008, the historical volatility also included a peer group of companies in similar industries and/or market capitalizations.

Expected dividend yield—The Company’s expected annual dividend yield is the calculation of the annualized Western Union dividend divided by an average Western Union stock price on each respective grant date. The 2010 and 2009 grants do not reflect the increase in dividends approved by the Board of Directors on December 8, 2010 and December 9, 2009, respectively, as all 2010 and 2009 grants were issued prior to that date.

Expected term—For 2010, Western Union’s expected term was 5.2 years for non-executive employees and 6.8 years for the board of directors and executives. For 2009, Western Union’s expected term was 5.0 years for non-executive employees and 6.7 years for the board of directors and executives. For 2008, Western Union’s expected term was 5.8 years for non-executive employees and 7.5 years for the board of directors and executives. The Company’s expected term of options was based upon, among other things, historical exercises (including the exercise history of First Data’s awards), the vesting term of the Company’s options and the options’ contractual term of ten years.

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

The global business payments segment processes payments from consumers or businesses to other businesses. The results of the Company’s existing consumer-to-business operations as well as the acquired Custom House business have been combined in this segment as both are focused on facilitating payments. For further information on Custom House, now referred to as Western Union Business Solutions, see Note 4.

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

The Company’s reportable segments are reviewed separately below because each reportable segment represents a strategic business unit that offers different products and serves different markets. The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.

•	Expenses incurred in connection with mergers and acquisitions are included in “Other.”

•	Restructuring and related expenses of $59.5 million and $82.9 million for the years ended December 31, 2010 and 2008, respectively, were not allocated to the segments. The Company did not incur any material restructuring and related expenses in the year ended December 31, 2009. While these items were identifiable to the Company’s segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 3.

•	During the year ended December 31, 2009, the Company recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states. The agreement and settlement includes resolution of all outstanding legal issues and claims with the State and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border. While this item was identifiable to the Company’s consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement accrual, refer to Note 6.

•	All items not included in operating income are excluded.

The following table presents the Company’s reportable segment results for the years ended December 31, 2010, 2009 and 2008, respectively (in millions):

	Years Ended December 31,
	2010	2009	2008

Revenues:
Consumer-to-consumer:
Transaction fees	$3,434.3	$3,373.5	$3,532.9
Foreign exchange revenues	905.8	877.1	893.1
Other revenues	43.3	50.1	45.6

	4,383.4	4,300.7	4,471.6
Global business payments:
Transaction fees	578.0	621.9	668.1
Foreign exchange revenues	113.0	33.2	3.2
Other revenues	30.7	36.6	48.5

	721.7	691.7	719.8
Other:
Transaction fees	43.0	40.8	39.8
Commission and other revenues	44.6	50.4	50.8

	87.6	91.2	90.6

Total consolidated revenues	$5,192.7	$5,083.6	$5,282.0

Operating income:
Consumer-to-consumer	$1,243.3	$1,175.5	$1,222.7
Global business payments	122.5	171.9	199.4
Other	(6.2)	6.3	15.8

Total segment operating income	$1,359.6	$1,353.7	$1,437.9
Agreement and settlement (see Note 6)	—	(71.0)	—
Restructuring and related expenses (see Note 3)	(59.5)	—	(82.9)

Total consolidated operating income	$1,300.1	$1,282.7	$1,355.0

Assets:
Consumer-to-consumer	$5,014.3	$4,602.5	$4,305.0
Global business payments	1,452.7	1,419.0	819.5
Other	1,462.2	1,331.9	453.8

Total assets	$7,929.2	$7,353.4	$5,578.3

Depreciation and amortization:
Consumer-to-consumer	$130.5	$124.2	$111.0
Global business payments	36.0	24.3	21.1
Other	8.5	5.7	4.0

Total segment depreciation and amortization	$175.0	$154.2	$136.1
Restructuring and related expenses	0.9	—	7.9

Total depreciation and amortization	$175.9	$154.2	$144.0

Capital expenditures:
Consumer-to-consumer	$85.3	$71.6	$114.8
Global business payments	21.5	16.7	30.5
Other	6.9	10.6	8.4

Total capital expenditures	$113.7	$98.9	$153.7

Information concerning principal geographic areas was as follows (in millions):

	Years Ended December 31,
	2010	2009	2008

Revenue:
United States	$1,516.0	$1,584.9	$1,760.0
International	3,676.7	3,498.7	3,522.0

Total	$5,192.7	$5,083.6	$5,282.0

Long-lived assets:
United States	$159.4	$161.1	$162.3
International	37.1	43.2	30.0

Total	$196.5	$204.3	$192.3

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

A significant majority of the Company’s consumer-to-consumer transactions involve at least one non-United States location. Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of revenue for the years ended December 31, 2010, 2009 and 2008. In addition, each individual agent or global business payments customer accounted for less than 10% of revenue during these periods.

18.	Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2010 and 2009 were as follows (in millions, except per share data):

					Year Ended
					December 31,
2010 by Quarter:	Q1	Q2	Q3	Q4	2010

Revenues	$1,232.7	$1,273.4	$1,329.6	$1,357.0	$5,192.7
Expenses (a)	916.9	962.4	978.4	1,034.9	3,892.6
Other expense, net	39.8	38.7	42.6	33.8	154.9

Income before income taxes	276.0	272.3	308.6	288.3	1,145.2
Provision for income taxes	68.1	51.3	70.2	45.7	235.3

Net income	$207.9	$221.0	$238.4	$242.6	$909.9

Earnings per share:
Basic	$0.30	$0.33	$0.36	$0.37	$1.37
Diluted	$0.30	$0.33	$0.36	$0.37	$1.36
Weighted-average shares outstanding:
Basic	681.9	669.3	659.1	655.4	666.5
Diluted	684.2	671.6	661.3	658.4	668.9

(a)	Includes $34.5 million in the second quarter, $14.0 million in the third quarter and $11.0 in the fourth quarter of restructuring and related expenses. For more information, see Note 3.

					Year Ended
					December 31,
2009 by Quarter:	Q1	Q2	Q3	Q4	2009

Revenues	$1,201.2	$1,254.3	$1,314.1	$1,314.0	$5,083.6
Expenses (b)	860.3	912.6	1,032.6	995.4	3,800.9
Other expense, net	35.7	46.0	35.0	34.5	151.2

Income before income taxes	305.2	295.7	246.5	284.1	1,131.5
Provision for income taxes	81.3	75.5	65.5	60.4	282.7

Net income	$223.9	$220.2	$181.0	$223.7	$848.8

Earnings per share:
Basic	$0.32	$0.31	$0.26	$0.32	$1.21
Diluted	$0.32	$0.31	$0.26	$0.32	$1.21
Weighted-average shares outstanding:
Basic	707.1	700.6	698.4	689.8	698.9
Diluted	708.0	702.7	701.6	693.2	701.0

(b)	Includes $71.0 million in the third quarter for an agreement and settlement with the State of Arizona and other states. See Note 6 for more information.

THE WESTERN UNION COMPANY

SCHEDULE I— CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2010 and 2009 and statements of income and cash flows for each of the three years in the period ended December 31, 2010.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in millions, except per share amounts)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$89.2	$27.9
Property and equipment, net of accumulated depreciation of $10.6 and $9.4, respectively	30.9	31.8
Refundable income tax deposit	250.0	—
Other assets	60.2	82.1
Investment in subsidiaries	3,805.3	3,722.4

Total assets	$4,235.6	$3,864.2

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	80.9	69.3
Payable to subsidiaries, net	285.1	397.4
Borrowings	3,283.9	3,042.5
Other liabilities	3.0	1.5

Total liabilities	3,652.9	3,510.7

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 654.0 and 686.5 shares issued and outstanding at December 31, 2010 and 2009, respectively	6.5	6.9
Capital surplus	117.4	40.7
Retained earnings	591.6	433.2
Accumulated other comprehensive loss	(132.8)	(127.3)

Total stockholders’ equity	582.7	353.5

Total liabilities and stockholders’ equity	$4,235.6	$3,864.2

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2010	2009	2008

Revenues	$—	$—	$—
Expenses	—	—	—

Operating income	—	—	—
Interest income	0.2	1.8	2.8
Interest expense	(168.7)	(157.3)	(171.0)
Other expense	(3.3)	—	—

Loss before equity in earnings of affiliates and income taxes	(171.8)	(155.5)	(168.2)
Equity in earnings of affiliates, net of tax	1,012.5	941.7	1,022.3
Income tax benefit	69.2	62.6	64.9

Net income	$909.9	$848.8	$919.0

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net cash provided by operating activities	$631.6	$505.0	$1,145.2

Cash flows from investing activities
Purchases of property and equipment	—	—	(0.1)
Capital contributed to subsidiary	—	(29.0)	(0.2)

Net cash used in investing activities	—	(29.0)	(0.3)

Cash flows from financing activities
Advances (to)/from subsidiaries, net	(112.7)	(224.7)	397.7
Net proceeds from issuance of borrowings	247.0	496.6	500.0
Principal payments on borrowings	—	(500.0)	(500.0)
Net repayments of commercial paper	—	(82.8)	(255.3)
Proceeds from exercise of options	42.1	23.2	300.5
Cash dividends paid	(165.3)	(41.2)	(28.4)
Common stock repurchased	(581.4)	(400.2)	(1,314.5)

Net cash used in financing activities	(570.3)	(729.1)	(900.0)

Net change in cash and cash equivalents	61.3	(253.1)	244.9
Cash and cash equivalents at beginning of year	27.9	281.0	36.1

Cash and cash equivalents at end of year	$89.2	$27.9	$281.0

See Notes to Condensed Financial Statements.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The Western Union Company (the “Parent”) is a holding company that conducts substantially all of its business operations through its subsidiaries. Under a parent company only presentation, the Parent’s investments in its consolidated subsidiaries are presented under the equity method of accounting, and the condensed financial statements do not present the financial statements of the Parent and its subsidiaries on a consolidated basis. These financial statements should be read in conjunction with The Western Union Company’s consolidated financial statements.

2.	Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $210 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located, or because they constitute undistributed earnings of affiliates of the Parent accounted for under the equity method of accounting. As of December 31, 2010, the Parent is in a stockholders’ equity position of $582.7 million, and as such, the restricted net assets of the Parent’s subsidiaries currently exceeds 25% of the consolidated net assets of the Parent and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.”

3.	Related Party Transactions

Excess cash generated from operations of the Parent’s subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is reflected as “Payable to subsidiaries, net” in the Condensed Balance Sheet as of December 31, 2010. The Parent’s subsidiaries periodically distribute excess cash balances to the Parent in the form of a dividend, although the amounts of such dividends may vary from year to year.

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

The Parent had $3.4 million in outstanding letters of credit and bank guarantees, including parental guarantees for subsidiaries, at December 31, 2010 with expiration dates through 2012, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2010, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

 Changes in Internal Control over Financial Reporting

On May 25, 2010 and as subsequently revised, our Board of Directors approved a restructuring plan including the elimination and relocation of employees who, among other functions, staffed certain of our operational accounting, IT and other functions. Accordingly, we will experience significant turnover in these areas during the transition of these operations to new or existing Company facilities and third-party providers. Management believes it is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change.

There has not been any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposals Submitted for Shareholder Vote—Proposal 1—Election of Directors,” “Board of Directors Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2011 annual meeting of stockholders.

Code of Ethics

The Company’s Directors’ Code of Conduct, Code of Ethics for Senior Financial Officers, Procedure for Accounting and Auditing Concerns, Professional Conduct Policy for Attorneys, and the Code of Conduct are available without charge through the “Corporate Governance” portion of the Company’s website, www.westernunion.com, or by writing to the attention of: Investor Relations, The Western Union Company, 12500 East Belford Avenue, Englewood, Colorado 80112. In the event of an amendment to, or a waiver from, the Company’s Code of Ethics for Senior Financial Officers, the Company intends to post such information on its website, www.westernunion.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2011 annual meeting of stockholders; provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” of our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 2—Ratification of Selection of Auditors” of our definitive proxy statement for the 2011 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements (See Index to Consolidated Financial Statements on page 74 of this Annual Report on Form 10-K);

2.	Financial Statement Schedule (See Index to Consolidated Financial Statements on page 74 of this Annual Report on Form 10-K);

3.	The exhibits listed in the “Exhibit Index” attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WESTERN UNION COMPANY (Registrant)

February 25, 2011	By:	/s/ Hikmet Ersek

Hikmet Ersek, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek Hikmet Ersek	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Scott T. Scheirman Scott T. Scheirman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ Amintore T.X. Schenkel Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2011

/s/ Jack M. Greenberg Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 25, 2011

/s/ Dinyar S. Devitre Dinyar S. Devitre	Director	February 25, 2011

/s/ Betsy D. Holden Betsy D. Holden	Director	February 25, 2011

/s/ Alan J. Lacy Alan J. Lacy	Director	February 25, 2011

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	February 25, 2011

/s/ Roberto G. Mendoza Roberto G. Mendoza	Director	February 25, 2011

/s/ Michael A. Miles, Jr. Michael A. Miles, Jr.	Director	February 25, 2011

/s/ Dennis Stevenson Dennis Stevenson	Director	February 25, 2011

/s/ Wulf von Schimmelmann Wulf von Schimmelmann	Director	February 25, 2011

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

3.1	Amended and Restated Certificate of Incorporation of The Western Union Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration no. 333-137665) and incorporated herein by reference thereto).

3.2	The Western Union Company By-laws, as amended on December 11, 2008 (filed as Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference thereto).

4.1	Indenture, dated as of September 29, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.2	Form of 5.930% Note due 2016 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.3	Form of 5.930% Note due 2016 (filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.4	Supplemental Indenture, dated as of September 29, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.5	Second Supplemental Indenture, dated as of November 17, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.6	Third Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

4.7	Indenture, dated as of November 17, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.8	Form of 5.400% Note due 2011 (filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.9	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.10	Form of 6.50% Note due 2014 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2009 and incorporated herein by reference thereto).

4.11	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2010 and incorporated herein by reference thereto).

4.12	Form of 5.253% 144A Note due 2020 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 and incorporated herein by reference thereto).

4.13	Form of 5.253% Note due 2020 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on August 5, 2010 and incorporated herein by reference thereto).

Exhibit
Number	Description

4.14	Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

10.1	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.2	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.4	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.5	Amended and Restated Credit Agreement, dated as of September 28, 2007, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, as syndication agent, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc. and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 3, 2007 and incorporated herein by reference thereto).

10.6	Settlement Agreement, dated as of February 11, 2010, by and between Western Union Financial Services, Inc. and the State of Arizona (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2010 and incorporated herein by reference thereto).

10.7	Form of Director Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.8	The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective January 31, 2011.*

10.9	The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2008 and incorporated herein by reference thereto).*

10.10	The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.11	The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective February 24, 2011.*

10.12	The Western Union Company Senior Executive Annual Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference thereto).*

10.13	The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.14	The Western Union Company Grandfathered Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

Exhibit
Number	Description

10.15	Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.16	Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2010 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.17	Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.18	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.19	Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.20	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.21	Form of Restricted Stock Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.22	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.23	Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.24	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.25	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the 2002 First Data Corporation Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.26	Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the First Data Corporation 1992 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

Exhibit
Number	Description

10.27	Form of Nonqualified Stock Option Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.28	Form of Restricted Stock Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.29	Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.30	Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.31	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.32	Form of Restricted Stock Unit Award Agreement for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.33	Form of Restricted Stock Unit Award Agreement (Career Shares) for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.34	Form of Restricted Stock Unit Award Agreement (Career Shares) for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.35	Form of Restricted Stock Unit Award Agreement (Career Shares) for Stewart A. Stockdale Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.36	Form of Cash Performance Grant Award Agreement for Executive Committee Members (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.37	Form of 2010 Cash Performance Grant Award Agreement for Executive Committee Members (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.38	Form of Award Agreement under The Western Union Company Senior Executive Annual Incentive Plan for 2010 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.39	Form of Performance-Based Restricted Stock Unit Award Notice for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.40	Employment Contract, dated as of November 9, 2009, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

Exhibit
Number		Description

10.41		Expatriate Letter Agreement, dated as of November 9, 2009, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.42		First Amendment to Employment Contract and Expatriate Letter Agreement, dated as of October 7, 2010, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference thereto).*

10.43		Letter Agreement, dated May 22, 2008, between The Western Union Company and Stewart A. Stockdale (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.44		Letter Agreement, dated May 6, 2010, between The Western Union Company, Western Union LLC and Christina Gold (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

12		Computation of Ratio of Earnings to Fixed Charges

14		The Western Union Company Code of Ethics for Senior Financial Officers, as Amended and Restated Effective December 9, 2009 (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).

21		Subsidiaries of The Western Union Company

23		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.