Form 10-Q
period 2011-06-30
Western Union CO
filed 2011-08-02
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, 627,702,493 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY
INDEX

		PAGE
		NUMBER

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010	3

	Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

	Report of Independent Registered Public Accounting Firm	47

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	49

Item 4.	(Removed and Reserved)	49

Item 5.	Other Information	49

Item 6.	Exhibits	49
EX-12
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Transaction fees	$1,057.0	$995.5	$2,055.0	$1,961.2
Foreign exchange revenues	279.2	249.3	535.3	487.4
Other revenues	30.1	28.6	59.0	57.5

Total revenues	1,366.3	1,273.4	2,649.3	2,506.1

Expenses:
Cost of services	764.2	727.7	1,509.6	1,442.3
Selling, general and administrative	251.4	234.7	476.1	437.0

Total expenses	1,015.6	962.4	1,985.7	1,879.3

Operating income	350.7	311.0	663.6	626.8

Other income/(expense):
Interest income	1.3	0.5	2.5	1.4
Interest expense	(44.2)	(41.1)	(87.6)	(79.9)
Derivative gains/(losses), net	(1.3)	0.7	0.6	(0.2)
Other income, net	26.9	1.2	29.0	0.2

Total other expense, net	(17.3)	(38.7)	(55.5)	(78.5)

Income before income taxes	333.4	272.3	608.1	548.3
Provision for income taxes	70.2	51.3	134.7	119.4

Net income	$263.2	$221.0	$473.4	$428.9

Earnings per share:
Basic	$0.42	$0.33	$0.74	$0.63
Diluted	$0.41	$0.33	$0.74	$0.63
Weighted-average shares outstanding:
Basic	631.1	669.3	639.0	675.6
Diluted	635.8	671.6	644.0	677.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	June 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$2,089.7	$2,157.4
Settlement assets	2,585.3	2,635.2
Property and equipment, net of accumulated depreciation of $412.7 and $383.6, respectively	196.4	196.5
Goodwill	2,329.6	2,151.7
Other intangible assets, net of accumulated amortization of $472.0 and $441.2, respectively	483.0	438.0
Other assets	325.5	350.4

Total assets	$8,009.5	$7,929.2

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$483.2	$520.4
Settlement obligations	2,585.3	2,635.2
Income taxes payable	423.7	356.6
Deferred tax liability, net	287.5	289.9
Borrowings	3,585.5	3,289.9
Other liabilities	265.2	254.5

Total liabilities	7,630.4	7,346.5

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 627.5 shares and 654.0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6.3	6.5
Capital surplus	221.6	117.4
Retained earnings	307.7	591.6
Accumulated other comprehensive loss	(156.5)	(132.8)

Total stockholders’ equity	379.1	582.7

Total liabilities and stockholders’ equity	$8,009.5	$7,929.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income	$473.4	$428.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30.4	30.1
Amortization	60.9	55.5
Stock compensation expense	15.3	20.6
Gain on revaluation of equity interest (Note 3)	(29.4)	—
Other non-cash items, net	(11.7)	(4.9)
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(3.4)	64.2
Accounts payable and accrued liabilities	(48.4)	(36.3)
Income taxes payable (Note 13)	42.4	(213.5)
Other liabilities	(23.2)	(18.5)

Net cash provided by operating activities	506.3	326.1

Cash flows from investing activities
Capitalization of contract costs	(44.8)	(13.0)
Capitalization of purchased and developed software	(4.0)	(9.8)
Purchases of property and equipment	(26.6)	(20.8)
Acquisition of business	(135.7)	—
Repayments of notes receivable issued to agents	—	16.9

Net cash used in investing activities	(211.1)	(26.7)

Cash flows from financing activities
Proceeds from exercise of options	91.6	11.9
Cash dividends paid	(95.0)	(80.1)
Common stock repurchased	(658.5)	(417.1)
Net proceeds from issuance of borrowings	299.0	247.5

Net cash used in financing activities	(362.9)	(237.8)

Net change in cash and cash equivalents	(67.7)	61.6
Cash and cash equivalents at beginning of period	2,157.4	1,685.2

Cash and cash equivalents at end of period	$2,089.7	$1,746.8

Supplemental cash flow information:
Interest paid	$101.0	$77.8
Income taxes paid (Note 13)	$94.3	$341.4
Non-cash exchange of 5.400% notes due 2011 for 5.253% notes due 2020	$—	$303.7

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of June 30, 2011, the amount of net assets subject to these limitations totaled approximately $220 million.

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

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of June 30, 2011 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Earnings Per Share

The calculation of basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested, using the treasury stock method. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits of options and restricted stock are available to acquire shares at an average market price throughout the period, and therefore, reduce the dilutive effect.

For the three months ended June 30, 2011 and 2010, there were 8.2 million and 36.8 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive. For the six months ended June 30, 2011 and 2010, there were 8.0 and 36.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic weighted-average shares outstanding	631.1	669.3	639.0	675.6
Common stock equivalents	4.7	2.3	5.0	2.3

Diluted weighted-average shares outstanding	635.8	671.6	644.0	677.9

Cash Dividends Paid

The Company’s Board of Directors declared quarterly cash dividends of $0.08 per common share in the second quarter of 2011 and $0.07 per common share in the first quarter of 2011, representing $95.0 million in total dividends. Of this amount, $50.3 million was paid on June 30, 2011 and $44.7 million was paid on March 31, 2011. During the first half of 2010, the Company’s Board of Directors declared quarterly cash dividends of $0.06 per common share, representing $80.1 million in total dividends. Of this amount, $39.6 million was paid on June 30, 2010 and $40.5 million was paid on March 31, 2010.

3.	Acquisitions

Finint, S.r.l.

In May 2011, the Company entered into an agreement to acquire the remaining 70% interest in Finint S.r.l. (“Finint”), one of the Company’s largest money transfer agents in Europe, which the Company currently does not own. The Company will acquire the 70% interest for cash of €100 million (approximately $145 million based on currency exchange rates at June 30, 2011), subject to a working capital adjustment. The acquisition is expected to close in the second half of 2011, subject to regulatory approval and satisfaction of closing conditions. The acquisition will be recognized at 100% of the fair value of Finint due to the revaluation of the Company’s 30% interest to fair value. In conjunction with the revaluation, the Company expects to recognize a gain. Both the fair value amount of the acquisition and the amount of the gain will be determined and recorded upon closing and are subject to fluctuation based on changes in exchange rates and other valuation inputs. The acquisition will not impact the Company’s revenue, because the Company is already recording all of the revenue arising from money transfers originating at Finint subagents. As of the acquisition date, the Company will no longer incur commission costs for transactions related to Finint; rather the Company will pay commissions to Finint subagents, resulting in lower overall commission expense. The Company’s operating expenses will include costs attributable to Finint’s operations subsequent to the completion of the acquisition.

Angelo Costa, S.r.l.

On April 20, 2011, the Company acquired the remaining 70% interest in European-based Angelo Costa S.r.l. (“Costa”), one of the Company’s largest agents providing services in a number of European countries, primarily Italy, the United Kingdom, Belgium, Romania and the Netherlands. The Company previously held a 30% equity interest in Costa. The Company expects the acquisition of Costa will help accelerate the introduction of additional Western Union products and services, and will leverage its existing European infrastructure to build new opportunities across the European Union. The acquisition does not impact the Company’s money transfer revenue, because the Company was already recording all of the revenue arising from money transfers originating at Costa subagents. As of the acquisition date, the Company no longer incurs commission costs for transactions related to Costa; rather the Company now pays commissions to Costa subagents, resulting in lower overall commission expense. The Company’s operating expenses include costs attributable to Costa’s operations subsequent to the acquisition date.

The Company acquired the remaining 70% interest in Costa for cash consideration of €95 million ($135.7 million) which included a reduction of €5 million ($7.1 million) for an initial working capital adjustment pursuant to the terms of the purchase agreement. The final consideration is subject to an additional working capital adjustment. The Company revalued its previous 30% equity interest to fair value of approximately $46.2 million on the acquisition date, resulting in total value of $181.9 million. In conjunction with the revaluation, the Company recognized a gain of $29.4 million, recorded in “Other income, net” in the Company’s Condensed Consolidated Statements of Income for the amount by which the fair value of the 30% equity interest exceeded its previous carrying value. All assets and liabilities of Costa have been recorded at fair value, excluding the deferred tax liability. The following table summarizes the preliminary allocation of total value (in millions):

Assets:
Settlement assets	$51.2
Property and equipment	3.0
Goodwill	171.9
Other intangible assets	49.6
Other assets	4.1

Total assets	$279.8

Liabilities:
Accounts payable and accrued liabilities	$10.2
Settlement obligations	55.5
Income taxes payable	10.5
Deferred tax liability, net	15.0
Other liabilities	6.7
Total liabilities	97.9

Total value	$181.9

The preliminary valuation of assets acquired resulted in $49.6 million of identifiable intangible assets, $42.7 million of which were attributable to the network of subagents and were valued using an income approach, and $6.9 million of other intangibles which were valued using both income and cost approaches. For the remaining assets and liabilities excluding goodwill and the deferred tax liability, fair value approximated carrying values. The intangible assets related to the network of subagents are being amortized over 11 years, subject to valuation completion. The remaining intangibles are being amortized over one to four years. The goodwill recognized of $171.9 million is attributable to growth opportunities that will arise from the Company directly managing its agent relationships through a dedicated sales force, expected synergies, projected long-term business growth and an assembled workforce. All goodwill relates entirely to the consumer-to-consumer segment. Goodwill expected to be deductible for income tax purposes is approximately $92.7 million.

4.	Restructuring and Related Expenses

On May 25, 2010 and as subsequently revised, the Company’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. Details of the estimated expenses are included in the tables below. Included in these estimated expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. The Company expects all of these activities to be completed by the end of the third quarter of 2011. The foregoing figures are the Company’s estimates and are subject to change as the Restructuring Plan continues to be implemented.

The following table summarizes the activity for the restructuring and related expenses discussed above for the six months ended June 30, 2011, the related restructuring accruals at June 30, 2011 and December 31, 2010 and a reconciliation between the cumulative amount incurred through June 30, 2011 and the total expenses expected to be incurred (in millions):

	Severance,	Fixed Asset
	Outplacement	Write-Offs and
	and Related	Accelerated	Lease
	Benefits	Depreciation	Terminations	Other(b)	Total

Balance, December 31, 2010	$34.3	$—	$—	$1.1	$35.4
Expenses (a)	22.1	1.3	1.7	7.8	32.9
Cash payments	(25.3)	—	(1.7)	(8.3)	(35.3)
Non-cash charges (a)	1.2	(1.3)	—	—	(0.1)

Balance, June 30, 2011	$32.3	$—	$—	$0.6	$32.9

Cumulative expenses incurred to date	$70.8	$2.2	$1.7	$17.7	$92.4
Estimated additional expenses expected to be incurred	4.2	—	2.3	6.1	12.6

Total expenses	$75.0	$2.2	$4.0	$23.8	$105.0

(a)	Expenses include non-cash write-offs and accelerated depreciation of fixed assets and leasehold improvements. However, these amounts were recognized outside of the restructuring accrual.

(b)	Other expenses related to the relocation of various operations to new and existing Company facilities including expenses for hiring, training, relocation, travel and professional fees. All such expenses will be recorded when incurred.

Restructuring and related expenses are reflected in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months Ended	Six Months Ended	Three and Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010

Cost of services	$0.5	$7.4	$9.4
Selling, general and administrative	8.4	25.5	25.1

Total restructuring and related expenses, pre-tax	$8.9	$32.9	$34.5

Total restructuring and related expenses, net of tax	$5.9	$22.3	$22.4

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

		Global
	Consumer-to-	Business
	Consumer	Payments	Other	Total

2010 expenses	$44.7	$12.8	$2.0	$59.5
First quarter 2011	19.1	3.5	1.4	24.0
Second quarter 2011	6.8	1.8	0.3	8.9

Cumulative expenses incurred to date	70.6	18.1	3.7	92.4
Estimated additional expenses expected to be incurred	7.8	4.6	0.2	12.6

Total expenses	$78.4	$22.7	$3.9	$105.0

During both the three and six months ended June 30, 2010 $26.2 million of the restructuring expenses incurred were attributable to consumer-to consumer, $6.9 million to global business payments and $1.4 million to other for a total of $34.5 million.

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

The following table reflects assets and liabilities that were measured and carried at fair value on a recurring basis (in millions):

				Assets/
				Liabilities
	Fair Value Measurement Using			at Fair
June 30, 2011	Level 1	Level 2	Level 3	Value

Assets:
State and municipal debt securities	$—	$888.9	$—	$888.9
State and municipal variable rate demand notes	—	384.4	—	384.4
Agency mortgage-backed securities and other	0.1	32.8	—	32.9
Derivatives	—	71.6	—	71.6

Total assets	$0.1	$1,377.7	$—	$1,377.8

Liabilities:
Derivatives	$—	$104.7	$—	$104.7

Total liabilities	$—	$104.7	$—	$104.7

				Assets/
				Liabilities
	Fair Value Measurement Using			at Fair
December 31, 2010	Level 1	Level 2	Level 3	Value

Assets:
State and municipal debt securities	$—	$849.1	$—	$849.1
State and municipal variable rate demand notes	—	490.0	—	490.0
Agency mortgage-backed securities and other	0.1	29.9	—	30.0
Derivatives	—	69.8	—	69.8

Total assets	$0.1	$1,438.8	$—	$1,438.9

Liabilities:
Derivatives	$—	$80.9	$—	$80.9

Total liabilities	$—	$80.9	$—	$80.9

No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2011, except those associated with the Costa acquisition as disclosed in Note 3.

Other Fair Value Measurements

The carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations approximate fair value due to their short-term maturities. The Company’s borrowings had a carrying value and fair value of $3,585.5 million and $3,807.5 million, respectively, at June 30, 2011 and had a carrying value and fair value of $3,289.9 million and $3,473.6 million, respectively, at December 31, 2010 (see Note 12).

6.	Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $85 million in outstanding letters of credit and bank guarantees at June 30, 2011 with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company’s motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied Western Union’s motion to dismiss as to the plaintiffs’ unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs’ consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. as a defendant. On April 25, 2011, the Company and Western Union Financial Services, Inc. filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. Western Union Financial Services, Inc. has also moved to compel arbitration of the plaintiffs’ claims. The plaintiffs have not sought and the Court has not granted class certification. The Company and Western Union Financial Services, Inc. intend to vigorously defend themselves against both lawsuits. However, due to the preliminary stages of these lawsuits, the fact the plaintiffs have not quantified their damage demands, and the uncertainty as to whether they will ever be certified as class actions, the potential outcome cannot be determined.

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

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2011 and 2010 totaled $35.0 million and $44.5 million, respectively, and $79.0 million and

$89.2 million for the six months ended June 30, 2011 and 2010, respectively. Commission expense recognized for Costa prior to April 20, 2011, the date of the acquisition (see Note 3), was considered a related party transaction.

The Company has a director who is also a director for a company holding significant investments in two of the Company’s existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $15.0 million and $12.8 million for the three months ended June 30, 2011 and 2010, respectively, and $28.4 million and $26.3 million for the six months ended June 30, 2011 and 2010, respectively, related to these agents.

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

Settlement assets and obligations consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

Settlement assets:
Cash and cash equivalents	$159.6	$133.8
Receivables from selling agents and business-to-business customers	1,119.5	1,132.3
Investment securities	1,306.2	1,369.1

	$2,585.3	$2,635.2

Settlement obligations:
Money transfer, money order and payment service payables	$2,015.2	$2,170.0
Payables to agents	570.1	465.2

	$2,585.3	$2,635.2

Investment securities consist primarily of high-quality state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but that have varying maturities through 2049. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments and through investment diversification. At June 30, 2011, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2011 and 2010 were $6.9 billion and $7.0 billion, respectively.

The components of investment securities, all of which are classified as available-for-sale, were as follows (in millions):

					Net
			Gross	Gross	Unrealized
	Amortized	Fair	Unrealized	Unrealized	Gains/
June 30, 2011	Cost	Value	Gains	Losses	(Losses)

State and municipal debt securities (a)	$878.3	$888.9	$12.4	$(1.8)	$10.6
State and municipal variable rate demand notes	384.4	384.4	—	—	—
Agency mortgage-backed securities and other	32.5	32.9	0.5	(0.1)	0.4

	$1,295.2	$1,306.2	$12.9	$(1.9)	$11.0

					Net
			Gross	Gross	Unrealized
	Amortized	Fair	Unrealized	Unrealized	Gains/
December 31, 2010	Cost	Value	Gains	Losses	(Losses)

State and municipal debt securities (a)	$844.1	$849.1	$7.0	$(2.0)	$5.0
State and municipal variable rate demand notes	490.0	490.0	—	—	—
Agency mortgage-backed securities and other	29.9	30.0	0.1	—	0.1

	$1,364.0	$1,369.1	$7.1	$(2.0)	$5.1

(a)	The majority of these securities are fixed-rate instruments.

The following summarizes the contractual maturities of investment securities as of June 30, 2011 (in millions):

Fair
Value

Due within 1 year	$105.7
Due after 1 year through 5 years	723.6
Due after 5 years through 10 years	133.2
Due after 10 years	343.7

$1,306.2

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $4.0 million, $34.8 million, $42.2 million and $303.4 million, are included in the “Due within 1 year,” “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

9.	Comprehensive Income

The components of other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$263.2	$221.0	$473.4	$428.9
Unrealized gains/(losses) on investment securities:
Unrealized gains/(losses)	6.6	(1.7)	7.0	0.7
Tax (expense)/benefit	(2.5)	0.7	(2.6)	(0.2)
Reclassification of gains into earnings	(0.9)	(0.2)	(1.1)	(1.1)
Tax expense	0.3	—	0.4	0.4

Net unrealized gains/(losses) on investment securities	3.5	(1.2)	3.7	(0.2)
Unrealized gains/(losses) on hedging activities:
Unrealized gains/(losses)	(22.0)	49.2	(57.6)	84.2
Tax benefit/(expense)	3.6	(5.6)	8.8	(9.8)
Reclassification of gains/(losses) into earnings	15.0	(10.2)	21.2	(9.8)
Tax (expense)/benefit	(2.6)	1.0	(4.0)	0.6

Net unrealized gains/(losses) on hedging activities	(6.0)	34.4	(31.6)	65.2
Foreign currency translation adjustments:
Foreign currency translation adjustments	(2.1)	8.8	2.4	19.5
Tax benefit/(expense)	0.4	(1.7)	(0.6)	(4.1)

Net foreign currency translation adjustments	(1.7)	7.1	1.8	15.4
Pension liability adjustments:
Reclassification of losses into earnings	2.1	1.5	4.1	3.1
Tax benefit	(1.0)	(0.5)	(1.7)	(1.2)

Net pension liability adjustments	1.1	1.0	2.4	1.9

Total other comprehensive income	$260.1	$262.3	$449.7	$511.2

10.	Employee Benefit Plan

The Company has a frozen defined benefit pension plan (the “Plan”) for which it had a recorded unfunded pension obligation of $94.5 million and $112.8 million as of June 30, 2011 and December 31, 2010, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. The Company is required to fund $22 million to the Plan in 2011. Through June 2011, the Company has made contributions of approximately $17 million to the Plan, including a discretionary contribution of $3 million.

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest cost	$4.5	$5.0	$9.0	$10.0
Expected return on plan assets	(5.4)	(5.1)	(10.7)	(10.2)
Amortization of actuarial loss	2.1	1.5	4.1	3.1

Net periodic benefit cost	$1.2	$1.4	$2.4	$2.9

11.	Derivatives

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

The Company executes derivatives with established financial institutions, with the substantial majority of these financial institutions having credit ratings of “A−” or better from a major credit rating agency. The Company also executes global business payments derivatives mostly with small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties’ ability to perform. The Company’s hedged foreign currency exposures are in liquid currencies, consequently there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Foreign Currency — Consumer-to-Consumer

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. At June 30, 2011, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2011 were as follows (in millions):

Contracts not designated as hedges:
Euro	$283.0
Argentine peso	36.1
British pound	30.0
Other	58.3
Contracts designated as hedges:
Euro	$489.3
Canadian dollar	114.0
British pound	105.2
Other	104.9

Foreign Currency — Global Business Payments

The Company writes derivatives, primarily foreign currency forward contracts and, to a much smaller degree, option contracts, mostly with small and medium size enterprises (customer contracts) and derives a currency spread from this activity as part of its global business payments operations. In this capacity, the Company facilitates cross-currency payment transactions for its customers but aggregates its global business payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency business-to-business payments operation, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $29.3 million and $26.2 million in the three months ended June 30, 2011 and 2010, respectively and $57.0 million and $51.6 million in the six months ended June 30, 2011 and 2010, respectively. None of the derivative contracts used in global business payments operations are designated as accounting hedges. The duration of these derivative contracts is generally nine months or less.

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company as of June 30, 2011 were approximately $1.8 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar and the British pound.

The Company has a forward contract to offset foreign exchange rate fluctuations on a Canadian dollar denominated intercompany loan. This contract, which is not designated as an accounting hedge, had a notional amount of approximately 245 million Canadian dollars at both June 30, 2011 and December 31, 2010.

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

The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed-rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed-rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in “Accumulated other comprehensive loss.”

At both June 30, 2011 and December 31, 2010, the Company held interest rate swaps in an aggregate notional amount of $1,195 million. Of this aggregate notional amount held at June 30, 2011, $695 million related to notes due in 2011 and $500 million related to notes due in 2014.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

Derivatives — hedges:
Interest rate hedges — Corporate	Other assets	$17.6	$8.0	Other liabilities	$2.4	$1.6
Foreign currency cash flow hedges — Consumer-to-consumer	Other assets	2.1	14.7	Other liabilities	53.2	31.1

Total		$19.7	$22.7		$55.6	$32.7

Derivatives — undesignated:
Foreign currency — Global business payments	Other assets	$51.3	$46.9	Other liabilities	$43.5	$36.2
Foreign currency — Consumer-to-consumer	Other assets	0.6	0.2	Other liabilities	5.6	12.0

Total		$51.9	$47.1		$49.1	$48.2

Total derivatives		$71.6	$69.8		$104.7	$80.9

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and six months ended June 30, 2011 and 2010 (in millions):

Fair Value Hedges

The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended June 30, 2011 and 2010 (in millions):

	Gain/(Loss) Recognized in Income on				Gain/(Loss) Recognized in Income on
	Derivatives				Related Hedged Item (a)
	Income	Amount			Income	Amount
	Statement	June 30,	June 30,		Statement	June 30,	June 30,
Derivatives	Location	2011	2010	Hedged Items	Location	2011	2010

Interest rate contracts	Interest expense	$8.4	$3.7	Fixed-rate debt	Interest expense	$(1.6)	$1.9

Total gain/(loss)		$8.4	$3.7			$(1.6)	$1.9

The following table presents the location and amount of gains/(losses) from fair value hedges for the six months ended June 30, 2011 and 2010 (in millions):

	Gain/(Loss) Recognized in Income on				Gain/(Loss) Recognized in Income on
	Derivatives				Related Hedged Item (a)
	Income	Amount			Income	Amount
	Statement	June 30,	June 30,		Statement	June 30,	June 30,
Derivatives	Location	2011	2010	Hedged Items	Location	2011	2010

Interest rate contracts	Interest expense	$8.2	$9.9	Fixed-rate debt	Interest expense	$5.7	$2.6

Total gain/(loss)		$8.2	$9.9			$5.7	$2.6

Cash Flow Hedges

The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended June 30, 2011 and 2010 (in millions):

			Gain/(Loss) Reclassified from
	Amount of Gain/(Loss)		Accumulated OCI			Gain/(Loss) Recognized in Income on
	Recognized in OCI on		into Income			Derivatives (Ineffective Portion and Amount
	Derivatives (Effective		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Portion)		Income	Amount		Income	Amount
	June 30,	June 30,	Statement	June 30,	June 30,	Statement	June 30,	June 30,
Derivatives	2011	2010	Location	2011	2010	Location	2011	2010

Foreign currency contracts	$(19.6)	$56.7	Revenue	$(14.6)	$10.6	Derivative gains/(losses), net	$(1.8)	$(1.7)
Interest rate contracts (c)	(2.4)	(7.5)	Interest expense	(0.4)	(0.4)	Interest expense	—	(0.1)

Total gain/(loss)	$(22.0)	$49.2		$(15.0)	$10.2		$(1.8)	$(1.8)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the six months ended June 30, 2011 and 2010 (in millions):

			Gain/(Loss) Reclassified from
	Amount of Gain/(Loss)		Accumulated OCI			Gain/(Loss) Recognized in Income on
	Recognized in OCI on		into Income			Derivatives (Ineffective Portion and Amount
	Derivatives (Effective		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Portion)		Income	Amount		Income	Amount
	June 30,	June 30,	Statement	June 30,	June 30,	Statement	June 30,	June 30,
Derivatives	2011	2010	Location	2011	2010	Location	2011	2010

Foreign currency contracts	$(55.2)	$88.4	Revenue	$(20.4)	$10.6	Derivative gains/(losses), net	$0.5	$(3.0)
Interest rate contracts (c)	(2.4)	(4.2)	Interest expense	(0.8)	(0.8)	Interest expense	—	(0.1)

Total gain/(loss)	$(57.6)	$84.2		$(21.2)	$9.8		$0.5	$(3.1)

Undesignated Hedges

The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and six months ended June 30, 2011 and 2010 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months		Six Months
		Ended		Ended
		June 30,		June 30,
Derivatives		2011	2010	2011	2010

Foreign currency contracts (e)	Selling, general and administrative	(10.6)	37.1	(33.3)	48.3
Foreign currency contracts (f)	Derivative gains/(losses), net	(1.1)	3.4	(3.1)	5.0

Total gain/(loss)		$(11.7)	$40.5	$(36.4)	$53.3

(a)	The net (loss)/gain of ($1.6) million and $1.9 million in the three months ended June 30, 2011 and 2010, respectively, was comprised of a loss in value on the debt of $8.4 million and $3.7 million, respectively, and amortization of hedge accounting adjustments of $6.8 million and $5.6 million, respectively. The net gain of $5.7 million and $2.6 million in the six months ended June 30, 2011 and 2010, respectively, was comprised of a loss in value on the debt of $8.2 million and $9.9 million, respectively, and amortization of hedge accounting adjustments of $13.9 million and $12.5 million, respectively.

(b)	The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(c)	The Company uses derivatives to hedge the forecasted issuance of fixed-rate debt and records the effective portion of the derivative’s fair value in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. These amounts are reclassified to “Interest expense” over the life of the related notes.

(d)	The Company uses foreign currency forward and option contracts as part of its international business-to-business payments operation. These derivative contracts are excluded from this table as they are managed as part of a broader currency portfolio that includes non-derivative currency exposures. The gains and losses on these derivatives are included as part of the broader disclosure of portfolio revenue for this business discussed above.

(e)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gain on settlement assets and obligations and cash balances for the three and six months ended June 30, 2011, were $5.4 million and $25.6 million, respectively. Foreign exchange loss on settlement assets and obligations and cash balances for the three and six months ended June 30, 2010, were $37.8 million and $49.4 million, respectively.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax loss of $35.1 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2011. Approximately $1.0 million of net losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of June 30, 2011. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

12.	Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2011	December 31, 2010

Due in less than one year (a):
5.400% notes (effective rate of 2.7%) due November 2011	$696.3	$696.3
Due in greater than one year (a):
Floating rate notes, due 2013 (b)	300.0	—
6.500% notes (effective rate of 5.4%) due 2014	500.0	500.0
5.930% notes due 2016 (c)	1,000.0	1,000.0
5.253% notes due 2020 (c)	324.9	324.9
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Other borrowings	5.9	5.9

Total borrowings at par value	3,577.1	3,277.1
Fair value hedge accounting adjustments, net (a)	30.9	36.6
Unamortized discount, net	(22.5)	(23.8)

Total borrowings at carrying value (d)	$3,585.5	$3,289.9

(a)	The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “Interest expense” over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(b)	On March 7, 2011, the Company issued $300 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 (“2013 Notes”). Interest is payable quarterly at a per annum interest rate equal to three-month LIBOR plus 58 basis points (0.83% at June 30, 2011) and is reset quarterly. See below for additional detail relating to the debt issuance.

(c)	The difference between the stated interest rate and the effective interest rate is not significant.

(d)	At June 30, 2011, the Company’s weighted-average effective rate on total borrowings was approximately 4.8%.

The aggregate fair value of the Company’s borrowings, based on quotes from multiple banks, excluding the impact of related interest rate swaps, was $3,807.5 million and $3,473.6 million at June 30, 2011 and December 31, 2010, respectively.

The Company’s maturities of borrowings at par value as of June 30, 2011 are $700 million in November 2011, $300 million in 2013, $500 million in 2014 and $2.1 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

2013 Notes

On March 7, 2011, the Company issued $300 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013. Interest with respect to the 2013 Notes is payable quarterly in arrears on each March 7, June 7, September 7 and December 7, beginning June 7, 2011, at a per annum interest rate equal to the three-month

LIBOR plus 58 basis points (reset quarterly). The 2013 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the ability of the Company and certain of its subsidiaries to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2013 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest.

13.	Income Taxes

The Company’s effective tax rates on pre-tax income for the three months ended June 30, 2011 and 2010 were 21.1% and 18.8%, respectively, and 22.2% and 21.8% for the six months ended June 30, 2011 and 2010, respectively. During the three and six months ended June 30, 2011, the Company’s effective tax rate benefited from adjustments to reserves related to uncertain tax positions, offset by higher taxes associated with the Costa remeasurement gain. In addition, the Company continues to benefit from an increasing proportion of profits being foreign-derived, and therefore taxed at lower rates than its combined federal and state tax rates in the United States. During the second quarter of 2010 the Company recognized a benefit from the settlement with the United States Internal Revenue Service (“IRS”) of certain issues arising in the 2002-04 tax years.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2011 and December 31, 2010 was $680.7 million and $618.7 million, respectively, excluding interest and penalties. A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $615.2 million and $555.5 million as of June 30, 2011 and December 31, 2010, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $0.6 million and $0.3 million in interest and penalties during the three months ended June 30, 2011 and 2010, respectively, and $3.6 million and $2.7 million during the six months ended June 30, 2011 and 2010, respectively. The Company has accrued $57.4 million and $52.4 million for the payment of interest and penalties at June 30, 2011 and December 31, 2010, respectively.

Subject to the matter referenced in the paragraph below, the Company has identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. The change in unrecognized tax benefits during the six months ended June 30, 2011 is substantially attributable to such recurring accruals.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2002 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. In the second quarter of 2010, the IRS, First Data and the Company reached a resolution of all outstanding issues related to First Data’s United States federal consolidated income tax return for 2002 (which included issues related to the Company). The resolution did not result in a material change to the Company’s financial position. In addition, the IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of June 30, 2011, interest on the alleged amounts due for unagreed adjustments would be approximately $39 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter of 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. If the IRS’ position in the Notice of Deficiency were sustained, the Company’s tax provision related to 2003 and later years would materially increase. On March 20, 2009, the Company filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. In September 2010, IRS Counsel referred the case to the IRS Appeals Division for possible settlement. The Company has had ongoing discussions with the IRS Appeals Division and good progress has been made toward resolution of those adjustments and related tax matters which may improve the Company’s future overall tax position. The Company continues to believe its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency.

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

At June 30, 2011, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $2.8 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

For the three and six months ended June 30, 2011, the Company recognized stock-based compensation expense of $7.8 million and $15.3 million, respectively, resulting from stock options, restricted stock awards, restricted stock units, performance based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2010, the Company recognized stock-based compensation expense of $10.2 million and $20.6 million, respectively. During the first half of 2011, the Company granted 1.7 million options at a weighted-average exercise price of $21.05, 1.3 million restricted stock units at a weighted-average grant date fair value of $20.23 and 0.4 million performance based restricted stock units at a weighted-average grant date fair value of $20.18. The performance based restricted stock units are restricted stock awards, primarily granted to the Company’s executives, which require certain financial and strategic performance objectives to be met over the next two years in addition to the three year vesting period. During the first half of 2011, the Company had stock option and restricted stock cancellations and forfeitures of 1.6 million and 0.4 million, respectively.

As of June 30, 2011, the Company had 32.4 million outstanding options at a weighted-average exercise price of $19.03, and had 26.7 million options exercisable at a weighted-average exercise price of $19.38. Approximately 32% of the outstanding options at June 30, 2011 were held by employees of First Data. The Company had 3.7 million non-vested restricted stock awards and units at a weighted-average grant date fair value of $16.93 as of June 30, 2011.

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the six months ended June 30, 2011:

Stock options granted:
Weighted-average risk-free interest rate	2.6%
Weighted-average dividend yield	1.4%
Volatility	30.9%
Expected term (in years)	5.8
Weighted-average grant date fair value	$6.08

All assumptions used to calculate the fair value of Western Union’s stock options granted during the six months ended June 30, 2011 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

During the three and six months ended June 30, 2011, the Company incurred expenses of $8.9 million and $32.9 million, respectively, for restructuring and related activities, which were not allocated to segments. While these items were identifiable to the Company’s segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 4.

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Consumer-to-consumer:
Transaction fees	$898.0	$843.0	$1,737.8	$1,650.0
Foreign exchange revenues	245.4	220.0	472.8	431.9
Other revenues	11.7	10.1	22.6	21.4

	1,155.1	1,073.1	2,233.2	2,103.3
Global business payments:
Transaction fees	145.3	142.4	290.9	290.4
Foreign exchange revenues	33.8	29.3	62.5	55.5
Other revenues	7.6	7.6	15.4	15.2

	186.7	179.3	368.8	361.1
Other:
Transaction fees	13.7	10.1	26.3	20.8
Other revenues	10.8	10.9	21.0	20.9

	24.5	21.0	47.3	41.7

Total consolidated revenues	$1,366.3	$1,273.4	$2,649.3	$2,506.1

Operating income/(loss):
Consumer-to-consumer	$329.8	$312.4	$638.4	$595.1
Global business payments	37.2	33.8	67.3	71.4
Other	(7.4)	(0.7)	(9.2)	(5.2)

Total segment operating income	359.6	345.5	696.5	661.3
Restructuring and related expenses (Note 4)	(8.9)	(34.5)	(32.9)	(34.5)

Total consolidated operating income	$350.7	$311.0	$663.6	$626.8

16.	Subsequent Event

In July 2011, the Company entered into an agreement with Travelex Holdings Limited to acquire its international business-to-business payment operations known as Travelex Global Business Payments (“TGBP”), for £606 million (approximately $975 million based on currency exchange rates at signing), subject to a working capital adjustment. With the acquisition of TGBP and the Company’s existing Business Solutions business, the Company will have a presence in 16 countries and the ability to leverage TGBP’s international business-to-business payments market expertise, distribution, product and capabilities with Western Union’s brand, existing Business Solutions operations, global infrastructure and relationships, and financial strength. The acquisition is expected to close in late 2011, subject to regulatory approval and satisfaction of closing conditions.

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

Significant Financial and Other Highlights

Significant financial and other highlights for the three and six months ended June 30, 2011 included:

•	We generated $1,366.3 million and $2,649.3 million, respectively, in total consolidated revenues compared to $1,273.4 million and $2,506.1 million, respectively, for the comparable periods in the prior year, representing an increase of 7% and 6%, respectively.

•	We incurred $8.9 million and $32.9 million, respectively, of restructuring and related expenses, as described within “Operating expenses overview,” and to date we have incurred $92.4 million of restructuring and related expenses. We estimate we will incur a total of approximately $105 million of restructuring and related expenses through 2011 related to the actions announced on May 25, 2010, and as subsequently revised. Restructuring and related expenses recognized for the three and six months ended June 30, 2010 was $34.5 million.

•	We generated $350.7 million and $663.6 million in consolidated operating income, respectively, compared to $311.0 million and $626.8 million, respectively, for the comparable periods in the prior year, representing an increase of 13% and 6%, respectively. The results include the restructuring and related expenses mentioned above.

•	Our operating income margin was 26% and 25%, respectively, compared to 24% and 25%, respectively, for the comparable periods in the prior year. The results include the restructuring and related expenses mentioned above.

•	In April 2011, we completed the acquisition of one of our largest agents, European-based Angelo Costa, S.r.l. (“Costa”), for cash consideration of $135.7 million. We recognized a pre-tax gain of $29.4 million in connection with the remeasurement of our former equity interest in Costa to fair value.

•	Consolidated net income was $263.2 million and $473.4 million, respectively, representing an increase of 19% and 10% over the comparable periods in the prior year, respectively. The results include $5.9 million and $22.3 million in restructuring and related expenses, net of tax, respectively, and an $18.3 million gain, net of tax, related to our acquisition of Costa. Restructuring and related expenses recognized in the corresponding periods in 2010 were $22.4 million, net of tax.

•	Our consumers transferred $21 billion and $40 billion in consumer-to-consumer principal, respectively, of which $19 billion and $36 billion related to cross-border principal, which represented increases of 11% and 9% in consumer-to-consumer principal, respectively, and 10% and 8% in cross-border principal, respectively, over the comparable periods in the prior year.

•	Consolidated cash flows provided by operating activities for the six months ended June 30, 2011 and 2010 were $506.3 million and $326.1 million, respectively. Cash flows provided by operating activities in the corresponding period were impacted by a $250 million refundable tax deposit we made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued for in our financial statements.

•	We issued $300 million of aggregate principal amount of our floating rate notes at three-month LIBOR plus 58 basis points (rate of 0.83% at June 30, 2011) due 2013 (“2013 Notes”) during the six months ended June 30, 2011.

•	In May 2011, we announced the acquisition of Finint S.r.l. (“Finint”), one of our largest money transfer agents in Europe, for €100 million. Also, in July 2011, we entered into an agreement with Travelex Holdings Limited to acquire its international business-to-business payments operations known as Travelex Global Business Payments (“TGBP”) for £606 million.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2011 compared to the same periods in 2010. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between our Company’s segments have been eliminated.

We incurred expenses of $8.9 million and $32.9 million for the three and six months ended June 30, 2011, respectively, for restructuring and related activities, which have not been allocated to the segments. Restructuring and related expenses recognized in both the three and six months ended June 30, 2010 were $34.5 million. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

Overview

The following table sets forth our results of operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2011	2010	% Change	2011	2010	% Change

Revenues:
Transaction fees	$1,057.0	$995.5	6%	$2,055.0	$1,961.2	5%
Foreign exchange revenues	279.2	249.3	12%	535.3	487.4	10%
Other revenues	30.1	28.6	5%	59.0	57.5	3%

Total revenues	1,366.3	1,273.4	7%	2,649.3	2,506.1	6%
Expenses:
Cost of services	764.2	727.7	5%	1,509.6	1,442.3	5%
Selling, general and administrative	251.4	234.7	7%	476.1	437.0	9%

Total expenses	1,015.6	962.4	6%	1,985.7	1,879.3	6%

Operating income	350.7	311.0	13%	663.6	626.8	6%
Other income/(expense):
Interest income	1.3	0.5	*	2.5	1.4	79%
Interest expense	(44.2)	(41.1)	8%	(87.6)	(79.9)	10%
Derivative (losses)/gains, net	(1.3)	0.7	*	0.6	(0.2)	*
Other income, net	26.9	1.2	*	29.0	0.2	*

Total other expense, net	(17.3)	(38.7)	(55)%	(55.5)	(78.5)	(29)%

Income before income taxes	333.4	272.3	22%	608.1	548.3	11%
Provision for income taxes	70.2	51.3	37%	134.7	119.4	13%

Net income	$263.2	$221.0	19%	$473.4	$428.9	10%

Earnings per share:
Basic	$0.42	$0.33	27%	$0.74	$0.63	17%
Diluted	$0.41	$0.33	24%	$0.74	$0.63	17%
Weighted-average shares outstanding:
Basic	631.1	669.3		639.0	675.6
Diluted	635.8	671.6		644.0	677.9

*	Calculation not meaningful

Revenues Overview

The majority of transaction fees and foreign exchange revenues were contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.”

For the three and six months ended June 30, 2011 compared to the corresponding periods in the prior year, consolidated revenue increased 7% and 6%, respectively, due to consumer-to-consumer transaction growth and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue, offset by slight price reductions. The weakening of the United States dollar compared to most other foreign currencies positively impacted revenue growth by approximately 2% and 1% in the three and six months ended June 30, 2011, respectively.

The Europe, Middle East, Africa and South Asia (“EMEASA”) region of our consumer-to-consumer segment represented 43% of our total consolidated revenue for both the three and six months ended June 30, 2011. For the three and six months ended June 30, 2011 compared to the corresponding period in the prior year, the EMEASA region experienced revenue growth primarily driven by the same factors described above. Our European and Gulf States markets experienced revenue and transaction growth for the three and six months ended June 30, 2011 versus the same periods in 2010, which was partially offset by declines resulting from the political unrest in the Ivory Coast and Libya.

The Americas region (including North America, Latin America, the Caribbean and South America) of our consumer-to-consumer segment represented 32% of our total consolidated revenue for both the three and six months ended June 30, 2011. For the three and six months ended June 30, 2011, the Americas experienced revenue growth primarily driven by transaction growth, slightly offset by pricing reductions.

Foreign exchange revenues increased for the three and six months ended June 30, 2011 over the corresponding previous periods due to increasing foreign exchange revenues in our consumer-to-consumer segment, driven primarily by increased amount of cross-border principal sent.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a benefit to transaction fees and foreign exchange revenues for the three months ended June 30, 2011 of $32.5 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The weakening of the United States dollar resulted in a net benefit of $30.2 million for the six months ended June 30, 2011. The largest benefit was related to the EMEASA region.

Operating Expenses Overview

Restructuring and related activities

On May 25, 2010 and as subsequently revised, our Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce our overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers upon completion of the Restructuring Plan. Total expense for the Restructuring Plan of approximately $105 million consists of $75 million for severance and employee related benefits, $6 million for facility closures, including lease terminations; and $24 million for other expenses. Included in these estimated expenses are $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. We expect all of these activities to be completed by the end of the third quarter of 2011. Total cost savings of approximately $50 million are expected to be generated in 2011, of which approximately $20 million was generated in the first half of the year. Following completion of the Restructuring Plan, cost savings of approximately $70 million per year are expected to be generated in 2012 and annually thereafter.

For the three and six months ended June 30, 2011, restructuring and related expenses of $0.5 million and $7.4 million, respectively, are classified within “cost of services” and $8.4 million and $25.5 million, respectively, are classified within “selling, general and administrative” in the condensed consolidated statements of income. For both the three and six months ended June 30, 2010, restructuring and related expenses of $9.4 million were classified within “cost of services” and $25.1 million were classified within “selling, general and administrative” in the condensed consolidated statements of income. Total expenses of $92.4 million have been incurred under the Restructuring Plan from the period from inception, May 25, 2010, through June 30, 2011. We expect to incur approximately $13 million of restructuring and related expenses in the third quarter of 2011.

Cost of services

Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services for the three and six months ended June 30, 2011. Also included in cost of services are expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services increased for the three and six months ended June 30, 2011 compared to the corresponding period in the prior year primarily due to agent commissions, which increase in relation to revenue increases, and the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses, partially offset by commission savings resulting from the acquisition of Costa. The three months ended June 30, 2011 was also impacted by lower restructuring and related expenses. Cost of services as a percentage of revenue was 56% and 57% for the three and six months ended June 30, 2011, respectively, and 57% and 58% for the three and six months ended June 30, 2010, respectively. The decrease in cost of services as a percentage of revenue for the three months ended June 30, 2011 compared to the corresponding period in 2010 was primarily due to lower restructuring and related expenses and commission savings resulting from the acquisition of Costa, partially offset by negative currency impacts. The decrease in cost of services as a percentage of revenue for the six months ended June 30, 2011 compared to the corresponding period in 2010 was primarily due to commission savings resulting from the acquisition of Costa, partially offset by negative currency impacts.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three and six months ended June 30, 2011 compared to the same period in the prior year primarily due to the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses, investments in strategic initiatives, costs associated with acquisition activity and increased expenses resulting from the acquisition of Costa, partially offset by restructuring savings.

During the three and six months ended June 30, 2011 and 2010, marketing related expenditures, principally classified within SG&A, were approximately 4% of revenue for both periods. Marketing related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for consumer-to-consumer revenues and other initiatives in order to best maximize the return on these investments.

Total other expense, net

Total other expense, net decreased during the three and six months ended June 30, 2011 compared to the corresponding periods in 2010 due to the gain of $29.4 million in connection with the remeasurement of our former equity interest in Costa to fair value, partially offset by increased interest expense in 2011 due to our debt issuances in the second quarter of 2010 and first quarter of 2011.

Income taxes

Our effective tax rates on pre-tax income were 21.1% and 18.8% for the three months ended June 30, 2011 and 2010, respectively, and 22.2% and 21.8% for the six months ended June 30, 2011 and 2010, respectively. During the three and six months ended June 30, 2011, our effective tax rate benefited from adjustments to reserves related to uncertain tax positions, offset by higher taxes associated with the Costa remeasurement gain. In addition, we continue to benefit from an increasing proportion of profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. Our effective tax rate during the six months ended June 30, 2010 benefited in the second quarter of 2010 from the settlement with the IRS of certain issues relating to the 2002-04 tax years.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003. As of June 30, 2011, the total amount of tax contingency reserves was $671.4 million, including accrued interest and penalties, net of related benefits. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of June 30, 2011, interest on the alleged amounts due for unagreed adjustments would be approximately $39 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. If the IRS’ position in the Notice of Deficiency were sustained, our tax provision related to 2003 and later years would materially increase. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. In September 2010, IRS Counsel referred the case to the IRS Appeals Division for possible settlement. We have had ongoing discussions with the IRS Appeals Division and good progress has been made toward resolution of those adjustments and related tax matters which may improve our future overall tax position. We continue to believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency.

In 2010, we made a $250 million refundable tax deposit relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements, which is included as a reduction to “Income taxes payable” on the condensed consolidated balance sheets at both June 30, 2011 and December 31, 2010. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

Earnings per share

During the three months ended June 30, 2011 and 2010, basic earnings per share were $0.42 and $0.33, respectively, and diluted earnings per share were $0.41 and $0.33, respectively. During the six months ended June 30, 2011 and 2010, basic and diluted earnings per share were $0.74 and $0.63, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2011 and 2010, there were 8.2 million and 36.8 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the six months ended June 30, 2011 and 2010, there were 8.0 million and 36.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share increased for the three and six months ended June 30, 2011 compared to the same periods in the prior year as a result of the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and global business payments. Businesses not considered part of these segments are categorized as “Other.”

We incurred expenses of $8.9 million and $32.9 million for restructuring and related activities during the three and six months ended June 30, 2011, respectively, which were not allocated to segments. Restructuring and related expenses recognized in both the three and six months ended June 30, 2010 were $34.5 million. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Consumer-to-consumer (a)
EMEASA	43%	44%	43%	44%
Americas	32%	32%	32%	32%
APAC	9%	8%	9%	8%

Total consumer-to-consumer	84%	84%	84%	84%
Global business payments	14%	14%	14%	14%
Other	2%	2%	2%	2%

	100%	100%	100%	100%

(a)	The geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2011	2010	% Change	2011	2010	% Change

Revenues:
Transaction fees	$898.0	$843.0	7%	$1,737.8	$1,650.0	5%
Foreign exchange revenues	245.4	220.0	12%	472.8	431.9	9%
Other revenues	11.7	10.1	16%	22.6	21.4	6%

Total revenues	$1,155.1	$1,073.1	8%	$2,233.2	$2,103.3	6%

Operating income	$329.8	$312.4	6%	$638.4	$595.1	7%
Operating income margin	29%	29%		29%	28%
Key indicator:
Consumer-to-consumer transactions	56.31	53.05	6%	109.15	102.66	6%

The table below sets forth transaction and revenue growth rates by region for the three and six months ended June 30, 2011.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Consumer-to-consumer transaction growth (a)
EMEASA	4%	4%
Americas	7%	7%
APAC	12%	11%
Consumer-to-consumer revenue growth (a)
EMEASA	8%	5%
Americas	5%	6%
APAC	16%	15%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 8% of our consolidated revenues during both the three and six months ended June 30, 2011 and approximately 7% during both the three and six months ended June 30, 2010. No individual country, other than the United States, represented more than approximately 6% of our consolidated revenues during both of the three and six month periods ended June 30, 2011 and 2010.

Transaction fees and foreign exchange revenues

For the three and six months ended June 30, 2011 compared to the corresponding periods in the prior year, consumer-to-consumer money transfer revenue grew 8% and 6%, respectively, on transaction growth of 6% in both periods and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue, offset by slight price reductions. The weakening of the United States dollar compared to most other foreign currencies positively impacted our revenue growth by approximately 3% and 1% for the three and six months ended June 30, 2011, respectively.

Revenue in our EMEASA region increased 8% and 5% during the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in the prior year due to transaction growth of 4% in both periods as well as the other factors described above. Our European and Gulf States markets experienced revenue and transaction growth for the three and six months ended June 30, 2011 versus the same period in 2010, which was partially offset by declines resulting from the political unrest in the Ivory Coast and Libya. Our money transfer business to India experienced revenue growth of 11% and 10%, respectively, and transaction growth of 8% and 7%, respectively, for the three and six months ended June 30, 2011 versus the same periods in 2010.

Americas revenue increased 5% and 6%, respectively, due to transaction growth of 7% for both the three and six months ended June 30, 2011 compared to the same periods in 2010. For both the three and six months ended June 30, 2011, transaction growth was partially offset by slight price reductions. Our domestic business experienced revenue growth of 9% and 8% for the three and six months ended June 30, 2011, respectively, due to transaction growth of 19% and 20%, respectively. Transaction growth in our domestic business was higher than revenue growth due to transaction growth being greater in lower principal bands, which have a lower revenue per transaction. Our United States outbound business experienced both transaction and revenue growth in the three and six months ended

June 30, 2011. Mexico revenue increased 1% for both the three and six months ended June 30, 2011, respectively on transaction decline of 1% for the three months ended June 30, 2011, and flat transactions for the six months ended June 30, 2011.

APAC revenue increased 16% and 15% for the three and six months ended June 30, 2011, respectively, compared to the same period in 2010 due to transaction growth of 12% and 11%, respectively, and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue. China’s revenue increased 13% for both the three and six months ended June 30, 2011, respectively on transaction growth of 7% and 6% for the three and six months ended June 30, 2011, respectively.

Foreign exchange revenues for the three and six months ended June 30, 2011 grew compared to the same periods in 2010, driven primarily by increased amounts of cross-border principal sent.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a benefit to transaction fees and foreign exchange revenues for the three months ended June 30, 2011 of approximately $31.4 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The weakening of the United States dollar resulted in a net benefit of $29.2 million for the six months ended June 30, 2011. The largest benefit was related to the EMEASA region.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account a variety of factors. Fee reductions and foreign exchange actions generally reduce revenues in the short term, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. In certain corridors, we may also implement fee or foreign exchange spread increases. In 2011, we adjusted our reporting of the net impact of price reductions. We now calculate the impact of price reductions against prior year transaction volumes, rather than current year transaction volumes. We believe utilizing prior year transaction volumes more appropriately differentiates between the impacts of price reductions versus other items impacting revenue. Under the new methodology, we anticipate that fee decreases and foreign exchange actions will be approximately 1% to 2% of total Western Union revenue for the full year 2011 compared to approximately 3% for the full year 2010, as fee reductions are slightly smaller than planned and there is some offset by modest increases in foreign currency spreads in some corridors. Under the previous methodology, we reported that the impact of price reductions in 2010 was 4%.

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help our growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 470,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of June 30, 2011, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valuta(sm) and Vigo®) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-consumer operating income increased 6% and 7% during the three and six months ended June 30, 2011 compared to the same periods in 2010 due to revenue growth. During the three and six months ended June 30, 2011, operating income margin was generally consistent with the same period in the prior year but was negatively impacted by currency, including the effect of foreign currency hedges and investments in strategic initiatives offset by restructuring savings and revenue leverage.

Global Business Payments Segment

The following table sets forth our global business payments segment results of operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2011	2010	% Change	2011	2010	% Change

Revenues:
Transaction fees	$145.3	$142.4	2%	$290.9	$290.4	− %
Foreign exchange revenues	33.8	29.3	15%	62.5	55.5	13%
Other revenues	7.6	7.6	− %	15.4	15.2	1%

Total revenues	$186.7	$179.3	4%	$368.8	$361.1	2%

Operating income	$37.2	$33.8	10%	$67.3	$71.4	(6)%
Operating income margin	20%	19%		18%	20%
Key indicator:
Global business payments transactions	105.6	98.0	8%	211.5	196.2	8%

Revenues

During the three and six months ended June 30, 2011, revenue growth in international bill payments, Business Solutions and United States electronic bill payments were partially offset by a decline in United States cash-based bill payments.

Transaction growth during the three and six months ended June 30, 2011 compared to the same periods in 2010 was due to growth in our international bill payments and United States electronic bill payments businesses, both of which have a lower revenue per transaction than our United States cash-based bill payments services.

Operating income

For the three months ended June 30, 2011, operating income increased compared to the same period in the prior year primarily due to revenue growth, restructuring savings, and a decrease in integration and investment spending in our Business Solutions business compared to the same period in the prior year. During the six months ended June 30, 2011, operating income decreased compared to the same period in the prior year primarily due to revenue declines in our United States cash-based bill payments business, which has a higher margin than other bill payment services in the segment, partially offset by the revenue growth in other products as described above and restructuring savings.

The changes in operating income margins in the segment are due to the same factors mentioned above.

Other

The following table sets forth other results for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2011		2010		% Change	2011		2010		% Change

Revenues	$24.5		$21.0		17%	$47.3		$41.7		13%
Operating loss	$(7.4)		$(0.7)		*	$(9.2)		$(5.2)		*
Operating loss margin		*		*			*		*

*	Calculation not meaningful

Revenues

Revenue grew for the three and six months ended June 30, 2011 compared to the same period in the prior year primarily due to volume increases in our prepaid business.

Operating loss

During the three and six months ended June 30, 2011, the increase in operating loss was due to costs associated with acquisition activity.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions. Assets subject to legal or regulatory restrictions, totaling approximately $220 million as of June 30, 2011, include assets outside of the United States subject to restrictions from being transferred outside of the countries where they are located. We are also required to maintain cash and investment balances in our regulated subsidiaries related to certain of our money transfer obligations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

We believe we have adequate liquidity to meet our business needs, including the pending acquisitions of TGBP and Finint, dividends and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. In addition, we have capacity to borrow up to $1.5 billion in the aggregate under our commercial paper program and revolving credit facility, which were not drawn on as of and during the six months ended June 30, 2011. The revolving credit facility expires in September 2012. In conjunction with our announced acquisition of TGBP, S&P and Fitch affirmed their credit ratings and ratings outlook. Moody’s Investors Service also maintained their credit rating, but adjusted their rating outlook from stable to negative. This change in outlook could, among other things, potentially increase our future borrowing costs.

Cash and Investment Securities

As of June 30, 2011, we had cash and cash equivalents of $2.1 billion, of which approximately $1.1 billion was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within settlement assets, were $1.3 billion as of June 30, 2011. Substantially all of these investments are state and municipal debt securities. Most state regulators in the United States require us to maintain specific high-quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. Substantially all of our investment securities in the condensed consolidated balance sheets are classified as available-for-sale and recorded at fair value. Under the Payment Services Directive in the European Union, we expect to have a similar portfolio of investment securities, which we will manage in a similar manner and under similar guidelines as our current portfolio.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments, including diversifying our investment portfolio. As of June 30, 2011, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of June 30, 2011, all investments with a single issuer and each individual security was less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $506.3 million during the six months ended June 30, 2011, from $326.1 million in the comparable period in the prior year, primarily due to a $250.0 million refundable tax deposit made in the first quarter of 2010 relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

Financing Resources

On March 7, 2011, we issued $300 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 (“2013 Notes”) for general corporate purposes. Interest with respect to the 2013 Notes is payable quarterly in arrears on each March 7, June 7, September 7 and December 7, beginning June 7, 2011, at a per annum interest rate equal to the three-month LIBOR plus 58 basis points (reset quarterly). The 2013 Notes are subject to covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, and limit or restrict our ability and certain of our subsidiaries to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2013 Notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest.

At June 30, 2011, we have outstanding borrowings at par value of $3,577.1 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2011 to 2040, and also include our 2013 Notes issued for general corporate purposes. Our revolving credit facility expires in September 2012 and includes a $1.5 billion revolving credit facility, a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The purpose of our Revolving Credit Facility, which is diversified through a group of 15 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 20%. The substantial majority of the banks within this group were rated at least an “A−” or better as of June 30, 2011. As of and during the six months ended June 30, 2011, we had no outstanding borrowings on this facility and had $1.5 billion available to borrow. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of and during the six months ended June 30, 2011.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our $1.5 billion Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $75.4 million and $43.6 million for the six months ended June 30, 2011 and 2010, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Acquisition of Businesses

In July 2011, we entered into an agreement with Travelex Holdings Limited to acquire its international business-to-business payment operations known as Travelex Global Business Payments (“TGBP”), for £606 million (approximately $975 million based on currency exchange rates at signing), subject to a working capital adjustment. With the acquisition of TGBP and our existing Business Solutions business, we will have a presence in 16 countries and the ability to leverage TGBP’s international business-to-business payments market expertise, distribution, product and capabilities with our brand, existing Business Solutions operations, global infrastructure and relationships, and financial strength. The acquisition is expected to close in late 2011, subject to regulatory approval and satisfaction of closing conditions.

In May 2011, we entered into an agreement to acquire the remaining 70% interest in Finint, one of our largest money transfer agents in Europe, which we currently do not own. We will acquire the 70% interest for cash of €100 million (approximately $145 million based on currency exchange rates at June 30, 2011), subject to a working capital adjustment. The acquisition is expected to close in the second half of 2011, subject to regulatory approval and satisfaction of closing conditions. The acquisition will be recognized at 100% of the fair value of Finint, which will exceed the estimated cash consideration due to the revaluation of our 30% interest to fair value.

On April 20, 2011, we acquired the remaining 70% interest in Costa, one of our largest money transfer agents in Europe, for cash consideration of €95 million ($135.7 million). We previously held a 30% equity interest in Costa.

Share Repurchases and Dividends

During the six months ended June 30, 2011 and 2010, 31.7 million and 25.7 million, respectively, of shares were repurchased for $659.7 million and $416.8 million, respectively, excluding commissions, at an average cost of $20.83 and $16.25 per share, respectively. At June 30, 2011, $755.8 million remains available under share repurchase authorizations approved by our Board of Directors.

Our Board of Directors declared quarterly cash dividends of $0.08 per common share in the second quarter of 2011 and $0.07 per common share in the first quarter of 2011 representing $95.0 million in total dividends.

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

Pension Plan

We have a frozen defined benefit pension plan for which we have a recorded unfunded pension obligation of $94.5 million as of June 30, 2011. We are required to fund $22 million to the plan in 2011. Through June 2011, we have made contributions of approximately $17 million to the plan, including a discretionary contribution of $3 million.

Our Restructuring Plan may cause us to be required to make accelerated contributions to the plan in future periods.

Other Commercial Commitments

We had approximately $85 million in outstanding letters of credit and bank guarantees at June 30, 2011, with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of June 30, 2011, our total amount of unrecognized income tax benefits was $738.1 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

At December 31, 2010, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $32 million based on our 2011 forecast of consumer-to-consumer unhedged exposure to foreign currency. The exposure as of June 30, 2011 is not materially different based on our forecast of unhedged exposure to foreign currency through June 30, 2011. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at June 30, 2011 of $3.1 billion. Approximately $2.3 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our condensed consolidated balance sheets within “cash and cash equivalents” and “settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest bearing assets consist of highly rated state and municipal debt securities, the majority of which are fixed-rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “settlement assets” in the condensed consolidated balance sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “settlement assets” in the condensed consolidated balance sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “total stockholders’ equity” on our condensed consolidated balance sheets.

As of June 30, 2011, we had $300 million of floating rate notes, which had an effective interest rate of 0.83%, or 58 basis points above three-month LIBOR. Additionally, $1,195 million of our total $3.3 billion of fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 500 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. No commercial paper borrowings were outstanding as of or during the six months ended June 30, 2011.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as by adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. At June 30, 2011, our weighted average effective rate was approximately 4.8%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $15 million annually based on borrowings on June 30, 2011 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2011 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $23 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Denver, Colorado
August 2, 2011

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of shares of the Company’s common stock during the second quarter of 2011:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Repurchased as Part of	May Yet Be Repurchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
	Shares Repurchased*	Paid per Share	Plans or Programs**	Programs (in millions)

April 1 - 30	1,456,732	$20.84	1,453,136	$860.2
May 1 - 31	2,392,782	$20.67	2,392,782	$810.8
June 1 - 30	2,805,204	$19.82	2,774,272	$755.8

Total	6,654,718	$20.35	6,620,190

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	On February 1, 2011, the Board of Directors authorized an additional $1 billion of common stock repurchases through December 31, 2012. At June 30, 2011, $755.8 million remains available under share repurchase authorizations approved by the Company’s Board of Directors. Management has and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company(Registrant)

Date: August 2, 2011	By:	/s/ Hikmet Ersek

Hikmet Ersek
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2011	By:	/s/ Scott T. Scheirman

Scott T. Scheirman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2011	By:	/s/ Amintore T.X. Schenkel

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