Form 10-Q
period 2011-09-30
Western Union CO
filed 2011-11-03
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-32903

THE WESTERN UNION COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	20-4531180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12500 EAST BELFORD AVENUE	80112
ENGLEWOOD, CO (Address of Principal Executive Offices)	(Zip Code)

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

As of October 28, 2011, 619,137,583 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item	1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Transaction fees	$1,083.2	$1,036.1	$3,138.2	$2,997.3
Foreign exchange revenues	294.2	263.1	829.5	750.5
Other revenues	33.4	30.4	92.4	87.9

Total revenues	1,410.8	1,329.6	4,060.1	3,835.7

Expenses:
Cost of services	800.0	752.6	2,309.6	2,194.9
Selling, general and administrative	247.8	225.8	723.9	662.8

Total expenses	1,047.8	978.4	3,033.5	2,857.7

Operating income	363.0	351.2	1,026.6	978.0

Other income/(expense):
Interest income	1.1	0.5	3.6	1.9
Interest expense	(46.7)	(44.8)	(134.3)	(124.7)
Derivative gains/(losses), net	(5.3)	1.0	(4.7)	0.8
Other income, net	1.8	0.7	30.8	0.9

Total other expense, net	(49.1)	(42.6)	(104.6)	(121.1)

Income before income taxes	313.9	308.6	922.0	856.9
Provision for income taxes	74.2	70.2	208.9	189.6

Net income	$239.7	$238.4	$713.1	$667.3

Earnings per share:
Basic	$0.38	$0.36	$1.12	$1.00
Diluted	$0.38	$0.36	$1.12	$0.99
Weighted-average shares outstanding:
Basic	624.9	659.1	634.3	670.1
Diluted	627.1	661.3	638.3	672.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$2,671.1	$2,157.4
Settlement assets	2,757.0	2,635.2
Property and equipment, net of accumulated depreciation of $416.8 and $383.6, respectively	193.5	196.5
Goodwill	2,325.8	2,151.7
Other intangible assets, net of accumulated amortization of $489.5 and $441.2, respectively	488.1	438.0
Other assets	384.2	350.4

Total assets	$8,819.7	$7,929.2

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$567.5	$520.4
Settlement obligations	2,757.0	2,635.2
Income taxes payable	480.1	356.6
Deferred tax liability, net	294.6	289.9
Borrowings	3,982.8	3,289.9
Other liabilities	235.8	254.5

Total liabilities	8,317.8	7,346.5

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 619.1 shares and 654.0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6.2	6.5
Capital surplus	233.1	117.4
Retained earnings	357.3	591.6
Accumulated other comprehensive loss	(94.7)	(132.8)

Total stockholders’ equity	501.9	582.7

Total liabilities and stockholders’ equity	$8,819.7	$7,929.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$713.1	$667.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45.1	46.0
Amortization	92.1	84.5
Stock compensation expense	22.4	29.2
Gain on revaluation of equity interest (Note 3)	(29.4)	—
Other non-cash items, net	(0.4)	(10.2)
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	1.2	49.4
Accounts payable and accrued liabilities	(9.8)	29.9
Income taxes payable (Note 13)	99.7	(153.5)
Other liabilities	(51.2)	(32.7)

Net cash provided by operating activities	882.8	709.9

Cash flows from investing activities
Capitalization of contract costs	(76.3)	(27.5)
Capitalization of purchased and developed software	(8.6)	(23.2)
Purchases of property and equipment	(39.4)	(37.1)
Acquisition of businesses	(136.9)	(2.3)
Repayments of notes receivable issued to agents	—	16.9

Net cash used in investing activities	(261.2)	(73.2)

Cash flows from financing activities
Proceeds from exercise of options	94.2	19.0
Cash dividends paid	(95.0)	(80.1)
Common stock repurchased	(803.9)	(511.2)
Net proceeds from issuance of borrowings	696.8	247.1

Net cash used in financing activities	(107.9)	(325.2)

Net change in cash and cash equivalents	513.7	311.5
Cash and cash equivalents at beginning of period	2,157.4	1,685.2

Cash and cash equivalents at end of period	$2,671.1	$1,996.7

Supplemental cash flow information:
Interest paid	$115.0	$102.3
Income taxes paid (Note 13)	$112.4	$355.0
Dividends declared but not paid	$49.6	$39.4
Non-cash exchange of 5.400% notes due 2011 for 5.253% notes due 2020	$—	$303.7

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of September 30, 2011, the amount of net assets subject to these limitations totaled approximately $230 million.

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

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2011 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

For the three months ended September 30, 2011 and 2010, there were 26.4 million and 36.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive. For the nine months ended September 30, 2011 and 2010, there were 14.1 million and 36.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted-average shares outstanding	624.9	659.1	634.3	670.1
Common stock equivalents	2.2	2.2	4.0	2.3

Diluted weighted-average shares outstanding	627.1	661.3	638.3	672.4

Cash Dividends Paid

The Company’s Board of Directors declared quarterly cash dividends of $0.08 per common share in both the second and third quarters of 2011, and $0.07 per common share in the first quarter of 2011, representing

$144.6 million in total dividends. Of this amount, $49.6 million was paid on October 7, 2011, $50.3 million was paid on June 30, 2011 and $44.7 million was paid on March 31, 2011. During the nine months ended September 30, 2010, the Company’s Board of Directors declared quarterly cash dividends of $0.06 per common share, representing $119.5 million in total dividends. Of this amount, $39.4 million was paid on October 14, 2010, $39.6 million was paid on June 30, 2010 and $40.5 million was paid on March 31, 2010.

3.  Acquisitions

Travelex Global Business Payments

In July 2011, the Company entered into an agreement with Travelex Holdings Limited to acquire its business-to-business payment operations known as Travelex Global Business Payments (“TGBP”) for cash consideration of £606 million (approximately $945 million based on currency exchange rates at September 30, 2011), subject to a working capital adjustment. With the acquisition of TGBP and the Company’s existing Business Solutions business, the Company will have a presence in 18 countries and the ability to leverage TGBP’s international business-to-business payments market expertise, distribution, product and capabilities with Western Union’s brand, existing Business Solutions operations, global infrastructure and relationships, and financial strength. The acquisition is expected to close in the fourth quarter of 2011, subject to regulatory approval and satisfaction of closing conditions.

Finint, S.r.l.

On October 31, 2011, the Company acquired the remaining 70% interest in Finint S.r.l. (“Finint”), one of the Company’s largest money transfer agents in Europe, for cash consideration of approximately €100 million (approximately $140 million based on currency exchange rates at October 31, 2011), subject to a working capital adjustment. The Company previously held a 30% equity interest in Finint. The Company expects the acquisition of Finint will help accelerate the introduction of additional Western Union products and services, and will leverage its existing European infrastructure to build new opportunities across the European Union. The acquisition will be recognized at 100% of the fair value of Finint due to the revaluation of the Company’s 30% interest to fair value. The acquisition will not impact the Company’s revenue, because the Company is already recording all of the revenue arising from money transfers originating at Finint subagents. As of the acquisition date, the Company no longer incurs commission costs for transactions related to Finint; rather the Company now pays commissions to Finint subagents, resulting in lower overall commission expense. The Company’s operating expenses include costs attributable to Finint’s operations subsequent to the acquisition date.

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

The Company acquired the remaining 70% interest in Costa for cash consideration of €95 million ($135.7 million) which included a reduction of €5 million ($7.1 million) for an initial working capital adjustment pursuant to the terms of the purchase agreement. The final consideration and the final purchase price allocation are subject to an additional working capital adjustment. The Company revalued its previous 30% equity interest to fair value of approximately $46.2 million on the acquisition date, resulting in total value of $181.9 million. In conjunction with the revaluation, the Company recognized a gain of $29.4 million, recorded in “Other income, net” in the Company’s Condensed Consolidated Statements of Income for the amount by which the fair value of the 30% equity interest exceeded its previous carrying value. All assets and liabilities of Costa have been recorded at fair value, excluding the deferred tax liability. The following table summarizes the preliminary allocation of total value (in millions):

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

4.  Restructuring and Related Expenses

On May 25, 2010 and as subsequently revised, the Company’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. Details of the expenses incurred are included in the tables below. Included in these expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. As of September 30, 2011, the Company has incurred all of the expenses related to the Restructuring Plan.

The following table summarizes the activity for the restructuring and related expenses discussed above for the nine months ended September 30, 2011 and the related restructuring accruals at September 30, 2011 and December 31, 2010 (in millions):

	Severance, Outplacement and Related Benefits	Fixed Asset Write-Offs and Accelerated Depreciation	Lease Terminations	Other(b)	Total
Balance, December 31, 2010	$34.3	$—	$—	$1.1	$35.4
Expenses (a)	26.1	1.3	3.5	15.9	46.8
Cash payments	(36.4)	—	(3.5)	(16.0)	(55.9)
Non-cash charges (a)	1.4	(1.3)	—	—	0.1

Balance, September 30, 2011	$25.4	$—	$—	$1.0	$26.4

Total expenses	$74.8	$2.2	$3.5	$25.8	$106.3

(a)	Expenses include non-cash write-offs and accelerated depreciation of fixed assets and leasehold improvements. However, these amounts were recognized outside of the restructuring accrual.

(b)	Other expenses related to the relocation of various operations to new and existing Company facilities including expenses for hiring, training, relocation, travel and professional fees. All such expenses will be recorded when incurred.

Restructuring and related expenses are reflected in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of services	$3.2	$4.6	$10.6	$14.0
Selling, general and administrative	10.7	9.4	36.2	34.5

Total restructuring and related expenses, pre-tax	$13.9	$14.0	$46.8	$48.5

Total restructuring and related expenses, net of tax	$9.7	$9.5	$32.0	$31.9

The following table summarizes the restructuring and related expenses by reportable segment (in millions). These expenses have not been allocated to the Company’s segments disclosed in Note 15. While these items are identifiable to the Company’s segments, these expenses have been excluded from the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation.

	Consumer-to- Consumer	Global Business Payments	Other	Total
2010 expenses	$44.7	$12.8	$2.0	$59.5
First quarter 2011	19.1	3.5	1.4	24.0
Second quarter 2011	6.8	1.8	0.3	8.9
Third quarter 2011	7.8	5.9	0.2	13.9

Total expenses	$78.4	$24.0	$3.9	$106.3

During the three months ended September 30, 2010, $12.0 million, $1.4 million, and $0.6 million of the restructuring expenses incurred were attributable to the consumer-to-consumer, global business payments, and other segments, respectively, for a total of $14.0 million. During the nine months ended September 30, 2010, $38.2 million, $8.3 million, and $2.0 million of the restructuring expenses incurred were attributable to the consumer-to-consumer, global business payments, and other segments, respectively, for a total of $48.5 million.

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

The following tables reflect assets and liabilities that were measured and carried at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
September 30, 2011	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$834.8	$—	$834.8
State and municipal variable rate demand notes	—	560.9	—	560.9
Corporate debt and other	0.1	101.2	—	101.3
Derivatives	—	130.3	—	130.3

Total assets	$0.1	$1,627.2	$—	$1,627.3

Liabilities:
Derivatives	$—	$82.8	$—	$82.8

Total liabilities	$—	$82.8	$—	$82.8

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2010	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$849.1	$—	$849.1
State and municipal variable rate demand notes	—	490.0	—	490.0
Agency mortgage-backed securities and other	0.1	29.9	—	30.0
Derivatives	—	69.8	—	69.8

Total assets	$0.1	$1,438.8	$—	$1,438.9

Liabilities:
Derivatives	$—	$80.9	$—	$80.9

Total liabilities	$—	$80.9	$—	$80.9

No non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2011, except those associated with the Costa acquisition in the nine months ended September 30, 2011, as disclosed in Note 3.

Other Fair Value Measurements

The carrying amounts for Western Union financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations approximate fair value due to their short-term maturities. The Company’s borrowings had a carrying value and fair value of $3,982.8 million and $4,246.5 million, respectively, at September 30, 2011 and had a carrying value and fair value of $3,289.9 million and $3,473.6 million, respectively, at December 31, 2010 (see Note 12).

6.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $90 million in outstanding letters of credit and bank guarantees at September 30, 2011 with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company’s motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the Company’s motion to dismiss as to the plaintiffs’ unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs’ consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. as a defendant. On April 25, 2011, the Company and Western Union Financial Services, Inc. filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. Western Union Financial Services, Inc. has also moved to compel arbitration of the plaintiffs’ claims. The plaintiffs have not sought and the Court has not granted class certification. The Company and Western Union Financial Services, Inc. intend to vigorously defend themselves against both lawsuits. However, due to the preliminary stages of these lawsuits, the fact the plaintiffs have not quantified their damage demands, and the uncertainty as to whether they will ever be certified as class actions, the potential outcome cannot be determined.

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

7.  Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended September 30, 2011 and 2010 totaled $31.3 million and $46.6 million, respectively, and $110.3 million and $135.8 million for the nine months ended September 30, 2011 and 2010, respectively. Commission expense recognized for Costa prior to April 20, 2011, the date of the acquisition (see Note 3), was considered a related party transaction.

The Company has a director who is also a director for a company holding significant investments in two of the Company’s existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $15.1 million and $14.0 million for the three months ended September 30, 2011 and 2010, respectively, and $43.5 million and $40.3 million for the nine months ended September 30, 2011 and 2010, respectively, related to these agents.

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

Settlement assets and obligations consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Settlement assets:
Cash and cash equivalents	$288.9	$133.8
Receivables from selling agents and business-to-business customers	971.1	1,132.3
Investment securities	1,497.0	1,369.1

	$2,757.0	$2,635.2

Settlement obligations:
Money transfer, money order and payment service payables	$2,159.2	$2,170.0
Payables to agents	597.8	465.2

	$2,757.0	$2,635.2

Investment securities consist primarily of high-quality state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but that have varying maturities through 2043. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific high-quality, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by making high-quality investments and through investment diversification. As of September 30, 2011, the majority of the Company’s investment securities had credit ratings of “AA–” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2011 and 2010 were $10.5 billion and $10.8 billion, respectively.

The components of investment securities, all of which are classified as available-for-sale, were as follows (in millions):

September 30, 2011	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
State and municipal debt securities (a)	$822.9	$834.8	$12.5	$(0.6)	$11.9
State and municipal variable rate demand notes	560.9	560.9	—	—	—
Corporate debt and other	101.1	101.3	0.9	(0.7)	0.2

	$1,484.9	$1,497.0	$13.4	$(1.3)	$12.1

December 31, 2010	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
State and municipal debt securities (a)	$844.1	$849.1	$7.0	$(2.0)	$5.0
State and municipal variable rate demand notes	490.0	490.0	—	—	—
Agency mortgage-backed securities and other	29.9	30.0	0.1	—	0.1

	$1,364.0	$1,369.1	$7.1	$(2.0)	$5.1

(a)	The majority of these securities are fixed-rate instruments.

The following summarizes the contractual maturities of investment securities as of September 30, 2011 (in millions):

Fair Value
Due within 1 year	$150.5
Due after 1 year through 5 years	699.7
Due after 5 years through 10 years	140.7
Due after 10 years	506.1

$1,497.0

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $4.0 million, $38.9 million, $49.3 million and $468.7 million, are included in the “Due within 1 year,” “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

9.  Comprehensive Income

The components of other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$239.7	$238.4	$713.1	$667.3
Unrealized gains on investment securities:
Unrealized gains	5.2	5.6	12.2	6.3
Tax expense	(2.0)	(2.2)	(4.6)	(2.4)
Reclassification of gains into earnings	(4.1)	(1.3)	(5.2)	(2.4)
Tax expense	1.6	0.5	2.0	0.9

Net unrealized gains on investment securities	0.7	2.6	4.4	2.4
Unrealized gains/(losses) on hedging activities:
Unrealized gains/(losses)	41.4	(69.6)	(16.2)	14.6
Tax (expense)/benefit	(2.8)	9.6	6.0	(0.2)
Reclassification of gains/(losses) into earnings	12.7	(13.6)	33.9	(23.4)
Tax (expense)/benefit	(2.2)	1.6	(6.2)	2.2

Net unrealized gains/(losses) on hedging activities	49.1	(72.0)	17.5	(6.8)
Foreign currency translation adjustments:
Foreign currency translation adjustments	12.8	(10.8)	15.2	8.7
Tax (expense)/benefit	(2.0)	2.4	(2.6)	(1.7)

Net foreign currency translation adjustments	10.8	(8.4)	12.6	7.0
Pension liability adjustments:
Reclassification of losses into earnings	2.0	1.5	6.1	4.6
Tax benefit	(0.8)	(0.5)	(2.5)	(1.7)

Net pension liability adjustments	1.2	1.0	3.6	2.9

Total comprehensive income	$301.5	$161.6	$751.2	$672.8

10.  Employee Benefit Plan

The Company has a frozen defined benefit pension plan (the “Plan”) for which it had a recorded unfunded pension obligation of $89.4 million and $112.8 million as of September 30, 2011 and December 31, 2010, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. The Company is required to fund $22 million to the Plan in 2011. Through September 2011, the Company has made contributions of approximately $21 million to the Plan, including a discretionary contribution of $3 million.

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$4.5	$5.1	$13.5	$15.1
Expected return on plan assets	(5.3)	(5.1)	(16.0)	(15.3)
Amortization of actuarial loss	2.0	1.5	6.1	4.6

Net periodic benefit cost	$1.2	$1.5	$3.6	$4.4

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

The Company executes derivatives with established financial institutions, with the substantial majority of these financial institutions having credit ratings of “A–” or better from a major credit rating agency. The Company also executes global business payments derivatives mostly with small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties’ ability to perform. The Company’s hedged foreign currency exposures are in liquid currencies, consequently there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Foreign Currency — Consumer-to-Consumer

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. At September 30, 2011, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of September 30, 2011 were as follows (in millions):

Contracts not designated as hedges:
Euro	$165.5
British pound	43.3
Other	101.7
Contracts designated as hedges:
Euro	$497.5
Canadian dollar	115.1
British pound	107.0
Other	109.8

Foreign Currency — Global Business Payments

The Company writes derivatives, primarily foreign currency forward contracts and, to a much smaller degree, option contracts, mostly with small and medium size enterprises (customer contracts) and derives a currency spread from this activity as part of its global business payments operations. In this capacity, the Company facilitates cross-currency payment transactions for its customers but aggregates its global business payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency business-to-business payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $32.8 million and $25.4 million in the three months ended September 30, 2011 and 2010, respectively, and $89.8 million and $77.0 million in the nine months ended September 30, 2011 and 2010, respectively. None of the derivative contracts used in global business payments operations are designated as accounting hedges. The duration of these derivative contracts is generally nine months or less.

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company as of September 30, 2011 were approximately $1.8 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar and the British pound.

The Company has forward contracts to offset foreign exchange rate fluctuations on a Canadian dollar denominated intercompany loan. These contracts, which are not designated as accounting hedges, had a notional amount of approximately 230 million and 245 million Canadian dollars at September 30, 2011 and December 31, 2010, respectively.

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

At September 30, 2011 and December 31, 2010, the Company held interest rate swaps in an aggregate notional amount of $695 million and $1,195 million, respectively. The aggregate notional amount held at September 30, 2011 related to notes due in November 2011.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives — hedges:
Interest rate hedges — Corporate	Other assets	$10.4	$8.0	Other liabilities	$—	$1.6
Foreign currency cash flow hedges — Consumer-to-consumer	Other assets	31.5	14.7	Other liabilities	10.3	31.1

Total		$41.9	$22.7		$10.3	$32.7

Derivatives — undesignated:
Foreign currency — Global business payments	Other assets	$81.7	$46.9	Other liabilities	$71.3	$36.2
Foreign currency —Consumer-to-consumer	Other assets	6.7	0.2	Other liabilities	1.2	12.0

Total		$88.4	$47.1		$72.5	$48.2

Total derivatives		$130.3	$69.8		$82.8	$80.9

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and nine months ended September 30, 2011 and 2010 (in millions):

Fair Value Hedges

The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended September 30, 2011 and 2010 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)
	Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		September 30, 2011	September 30, 2010	Hedged Items		September 30, 2011	September 30, 2010
Interest rate contracts	Interest expense	$3.4	$4.9	Fixed-rate debt	Interest expense	$3.0	$0.7

Total gain		$3.4	$4.9			$3.0	$0.7

The following table presents the location and amount of gains/(losses) from fair value hedges for the nine months ended September 30, 2011 and 2010 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)
	Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		September 30, 2011	September 30, 2010	Hedged Items		September 30, 2011	September 30, 2010
Interest rate contracts	Interest expense	$11.6	$14.8	Fixed-rate debt	Interest expense	$8.7	$3.3

Total gain		$11.6	$14.8			$8.7	$3.3

Cash Flow Hedges

The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended September 30, 2011 and 2010 (in millions):

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
			Income Statement	Amount		Income Statement	Amount
	September 30,	September 30,		September 30,	September 30,		September 30,	September 30,
Derivatives	2011	2010	Location	2011	2010	Location	2011	2010
Foreign currency contracts	$60.6	$(69.6)	Revenue	$(11.8)	$13.9	Derivative gains/ (losses), net	$(8.0)	$3.6
Interest rate contracts (c)	(19.2)	—	Interest expense	(0.9)	(0.3)	Interest expense	—	—

Total gain/(loss)	$41.4	$(69.6)		$(12.7)	$13.6		$(8.0)	$3.6

The following table presents the location and amount of gains/(losses) from cash flow hedges for the nine months ended September 30, 2011 and 2010 (in millions):

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
			Income Statement	Amount		Income Statement	Amount
	September 30,	September 30,		September 30,	September 30,		September 30,	September 30,
Derivatives	2011	2010	Location	2011	2010	Location	2011	2010
Foreign currency contracts	$5.4	$18.8	Revenue	$(32.2)	$24.5	Derivative gains/(losses), net	$(7.5)	$0.6
Interest rate contracts (c)	(21.6)	(4.2)	Interest expense	(1.7)	(1.1)	Interest expense	—	(0.1)

Total gain/(loss)	$(16.2)	$14.6		$(33.9)	$23.4		$(7.5)	$0.5

Undesignated Hedges

The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives		2011	2010	2011	2010
Foreign currency contracts (e)	Selling, general and administrative	$44.8	$ (36.0)	$11.5	$12.3
Foreign currency contracts (f)	Derivative gains/(losses), net	3.6	(4.1)	0.5	0.9

Total gain/(loss)		$48.4	$(40.1)	$12.0	$13.2

(a)	The net gain of $3.0 million and $0.7 million in the three months ended September 30, 2011 and 2010, respectively, was comprised of a loss in value on the debt of $3.4 million and $4.9 million, respectively, and amortization of hedge accounting adjustments of $6.4 million and $5.6 million, respectively. The net gain of $8.7 million and $3.3 million in the nine months ended September 30, 2011 and 2010, respectively, was comprised of a loss in value on the debt of $11.6 million and $14.8 million, respectively, and amortization of hedge accounting adjustments of $20.3 million and $18.1 million, respectively.

(b)	The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(c)	The Company uses derivatives to hedge the forecasted issuance of fixed-rate debt and records the effective portion of the derivative’s fair value in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. These amounts are reclassified to “Interest expense” over the life of the related notes.

(d)	The Company uses foreign currency forward and option contracts as part of its international business-to-business payments operations. These derivative contracts are excluded from this table as they are managed as part of a broader currency portfolio that includes non-derivative currency exposures. The gains and losses on these derivatives are included as part of the broader disclosure of portfolio revenue for this business discussed above.

(e)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange loss on settlement assets and obligations and cash balances for the three and nine months ended September 30, 2011, were $46.5 million and $20.9 million, respectively. Foreign exchange gain/(loss) on settlement assets and obligations and cash balances for the three and nine months ended September 30, 2010, were $34.3 million and $(15.1) million, respectively.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax loss of $11.3 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of September 30, 2011. Approximately $3.8 million of net losses on the forecasted debt issuance hedges are expected to be recognized in interest expense within the next 12 months as of September 30, 2011. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

12.  Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Due in less than one year (a):
5.400% notes (effective rate of 2.7%) due November 2011	$696.3	$696.3
Due in greater than one year:
Floating rate notes, due 2013 (b)	300.0	—
6.500% notes (effective rate of 5.9%) due 2014	500.0	500.0
5.930% notes due 2016 (c)	1,000.0	1,000.0
3.650% notes (effective rate of 4.4%) due 2018 (d)	400.0	—
5.253% notes due 2020 (c)	324.9	324.9
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Other borrowings	5.9	5.9

Total borrowings at par value	3,977.1	3,277.1
Fair value hedge accounting adjustments, net (a)	27.8	36.6
Unamortized discount, net	(22.1)	(23.8)

Total borrowings at carrying value (e)	$3,982.8	$3,289.9

(a)	The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “Interest expense” over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(b)	On March 7, 2011, the Company issued $300 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 (“2013 Notes”). Interest is payable quarterly at a per annum interest rate equal to three-month LIBOR plus 58 basis points (0.91% at September 30, 2011) and is reset quarterly. See below for additional detail relating to the debt issuance.

(c)	The difference between the stated interest rate and the effective interest rate is not significant.

(d)	On August 22, 2011, the Company issued $400 million of aggregate principal amount of 3.650% unsecured fixed rate notes due 2018 (“2018 Notes”). In anticipation of this issuance, the Company entered into interest rate lock contracts to fix the interest rate of the debt issuance, and recorded a loss on the contracts of $21.6 million, which increased the effective rate to 4.4%, in “Accumulated other comprehensive loss,” which will be amortized into interest expense over the life of the 2018 notes. See below for additional detail relating to the debt issuance.

(e)	At September 30, 2011, the Company’s weighted-average effective rate on total borrowings was approximately 4.8%.

The aggregate fair value of the Company’s borrowings, based on quotes from multiple banks, excluding the impact of related interest rate swaps, was $4,246.5 million and $3,473.6 million at September 30, 2011 and December 31, 2010, respectively.

The Company’s maturities of borrowings at par value as of September 30, 2011 are $700 million in November 2011, $300 million in 2013, $500 million in 2014 and approximately $2.5 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

On September 23, 2011, the Company entered into a credit agreement which expires January 2017 providing for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s $1.5 billion revolving credit facility that was set to expire in September 2012. Consistent with the prior facility, the Revolving Credit Facility contains certain covenants that, among other things, limit or restrict the Company’s ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness, subject to certain exceptions. Also consistent with the prior facility, the Company is required to maintain compliance with a consolidated interest coverage ratio covenant. As of September 30, 2011, the Company did not have any outstanding borrowings under this agreement. The Revolving Credit Facility supports borrowings under the Company’s $1.5 billion commercial paper program.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 90 basis points. A facility fee of 10 basis points is also payable quarterly on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of the Company’s credit ratings.

2018 Notes

On August 22, 2011, the Company issued $400 million of aggregate principal amount of unsecured notes due August 22, 2018. Interest with respect to the 2018 Notes is payable semiannually in arrears on February 22 and August 22 of each year, based on the fixed per annum interest rate of 3.650%. The 2018 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company’s and certain of its subsidiaries’ ability to incur certain types of security interests, or enter into certain sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2018 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company may redeem the 2018 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 basis points.

2013 Notes

On March 7, 2011, the Company issued $300 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013. Interest with respect to the 2013 Notes is payable quarterly in arrears on each March 7, June 7, September 7 and December 7, beginning June 7, 2011, at a per annum interest rate equal to the three-month LIBOR plus 58 basis points (reset quarterly). The 2013 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company’s and certain of its subsidiaries’ ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2013 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest.

13.  Income Taxes

The Company’s effective tax rates on pre-tax income for the three months ended September 30, 2011 and 2010 were 23.6% and 22.7%, respectively, and 22.7% and 22.1% for the nine months ended September 30, 2011 and 2010, respectively. The increase in the Company’s effective tax rate for the three months ended September 30, 2011 is primarily the result of a cumulative tax planning benefit from certain foreign acquisitions that benefited tax expense for the three months ended September 30, 2010. The increase in the Company’s effective tax rate for the nine months ended September 30, 2011 is primarily due to higher taxes associated with the Costa remeasurement gain, offset by benefits from adjustments to reserves related to uncertain tax positions. The tax rate for the nine months ended September 30, 2010 was also impacted by the cumulative tax benefit mentioned above and the settlement with the United States Internal Revenue Service (“IRS”) of certain issues relating to the 2002-2004 tax years. The Company continues to benefit from an increasing proportion of profits being foreign-derived, and therefore taxed at lower rates than the Company’s combined federal and state tax rates in the United States.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2011 and December 31, 2010 was $716.4 million and $618.7 million, respectively, excluding interest and penalties. A substantial portion of the Company’s unrecognized tax benefits relate to the 2003 restructuring of the Company’s international operations whereby the Company’s income from certain foreign-to-foreign money transfer transactions has been taxed at relatively low foreign tax rates compared to the Company’s combined federal and state tax rates in the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $650.0 million and $555.5 million as of September 30, 2011 and December 31, 2010, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $2.6 million and $1.9 million in interest and penalties during the three months ended September 30, 2011 and 2010, respectively, and $6.2 million and $4.6 million during the nine months ended September 30, 2011 and 2010, respectively. The Company has accrued $60.0 million and $52.4 million for the payment of interest and penalties at September 30, 2011 and December 31, 2010, respectively.

The change in unrecognized tax benefits during the nine months ended September 30, 2011 is substantially attributable to recurring accruals on existing uncertain tax positions. The unrecognized tax benefits accrual at September 30, 2011, consists of federal, state and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by up to $670 million during the next 12 months in connection with various matters which may arise or which may be resolved, including certain matters related to the Company’s 2003 international restructuring and other less significant but recurring accruals on existing uncertain tax positions.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2003 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. The IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. The Company agrees with a number of the adjustments in the Notice of Deficiency; however, the Company does not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of September 30, 2011, interest on the alleged amounts due for unagreed adjustments would be approximately $40.8 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to the Company’s international restructuring, which took effect in the fourth quarter of 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. If the IRS’ position in the Notice of Deficiency were sustained, the Company’s tax provision related to 2003 and later years would materially increase. On March 20, 2009, the Company filed a petition in the United States Tax Court contesting those adjustments with which it does not agree. In September 2010, IRS Counsel referred the case to the IRS Appeals Division for possible settlement. The Company’s discussions with the IRS Appeals Division are continuing and further progress has been made toward a resolution of those adjustments and related tax matters which, if finalized as currently contemplated, will improve the Company’s current and future tax position. The Company continues to believe its overall reserves are adequate, including those associated with the adjustments alleged in the Notice of Deficiency.

An examination of the United States federal consolidated income tax returns of First Data that cover the Company’s 2005 and pre-spin-off 2006 taxable periods is ongoing, as is an examination of the Company’s United States federal consolidated income tax returns for the 2006 post-spin-off period through 2009. The Irish income tax returns of certain subsidiaries for the years 2006 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

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

At September 30, 2011, no provision had been made for United States federal and state income taxes on foreign earnings of approximately $3.0 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

14.  Stock Compensation Plans

For the three and nine months ended September 30, 2011, the Company recognized stock-based compensation expense of $7.1 million and $22.4 million, respectively, resulting from stock options, restricted stock awards, restricted stock units, performance based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2010, the Company recognized stock-based compensation expense of $8.6 million and $29.2 million, respectively. During the nine months ended September 30, 2011, the Company granted 1.8 million options at a weighted-average exercise price of $20.90, 1.4 million restricted stock units at a weighted-average grant date fair value of $20.10 and 0.4 million performance based restricted stock units at a weighted-average grant date fair value of $19.99. The performance based restricted stock units are restricted stock awards, primarily granted to the Company’s executives, which require certain financial and strategic performance objectives to be met over the next two years plus an additional one year vesting period after the two-year performance period. During the nine months ended September 30, 2011, the Company had stock option and restricted stock cancellations and forfeitures of 2.2 million and 0.5 million, respectively.

As of September 30, 2011, the Company had 31.7 million outstanding options at a weighted-average exercise price of $19.03, and had 26.3 million options exercisable at a weighted-average exercise price of $19.39. Approximately 33% of the outstanding options at September 30, 2011 were held by employees of First Data. The Company had 3.6 million non-vested restricted stock awards and units at a weighted-average grant date fair value of $16.89 as of September 30, 2011.

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the nine months ended September 30, 2011:

Stock options granted:
Weighted-average risk-free interest rate	2.5%
Weighted-average dividend yield	1.4%
Volatility	30.9%
Expected term (in years)	5.8
Weighted-average grant date fair value	$6.01

All assumptions used to calculate the fair value of Western Union’s stock options granted during the nine months ended September 30, 2011 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

15.  Segments

As previously described in Note 1, the Company classifies its businesses into two reportable operating segments: consumer-to-consumer and global business payments. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company’s CODM in deciding where to allocate resources and in assessing performance.

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

During the three and nine months ended September 30, 2011 and September 30, 2010, the Company incurred expenses of $13.9 million and $46.8 million, respectively, and $14.0 million and $48.5 million, respectively, for restructuring and related activities. These expenses were not allocated to the Company’s segments. While these items were identifiable to the Company’s segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to Note 4.

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Consumer-to-consumer:
Transaction fees	$922.2	$881.1	$2,660.0	$2,531.1
Foreign exchange revenues	257.2	235.4	730.0	667.3
Other revenues	13.9	11.8	36.5	33.2

	1,193.3	1,128.3	3,426.5	3,231.6
Global business payments:
Transaction fees	147.7	143.9	438.6	434.3
Foreign exchange revenues	37.0	27.7	99.5	83.2
Other revenues	6.8	7.6	22.2	22.8

	191.5	179.2	560.3	540.3
Other:
Transaction fees	13.3	11.1	39.6	31.9
Other revenues	12.7	11.0	33.7	31.9

	26.0	22.1	73.3	63.8

Total consolidated revenues	$1,410.8	$1,329.6	$4,060.1	$3,835.7

Operating income/(loss):
Consumer-to-consumer	$346.3	$337.4	$984.7	$932.5
Global business payments	33.8	27.0	101.1	98.4
Other	(3.2)	0.8	(12.4)	(4.4)

Total segment operating income	376.9	365.2	1,073.4	1,026.5
Restructuring and related expenses (Note 4)	(13.9)	(14.0)	(46.8)	(48.5)

Total consolidated operating income	$363.0	$351.2	$1,026.6	$978.0

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in immigration laws, patterns and other factors related to migrants; our ability to adapt technology in response to changing industry and consumer needs or trends; our failure to develop and introduce new products, services and enhancements, and gain market acceptance of such products; the failure by us, our agents or subagents to comply with our business and technology standards and contract requirements or applicable laws and regulations, especially laws designed to prevent money laundering, terrorist financing and anti-competitive behavior, and/or changing regulatory or enforcement interpretations of those laws; the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated there-under; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code and governmental or judicial interpretations thereof; changes in general economic conditions and economic conditions in the regions and industries in which we operate; political conditions and related actions in the United States and abroad which may adversely affect our businesses and economic conditions as a whole; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the realization of anticipated financial benefits from these acquisitions; changes in, and failure to manage effectively exposure to, foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; our ability to resolve tax matters with the Internal Revenue Service and other tax authorities consistent with our reserves; failure to comply with the settlement agreement with the State of Arizona; liabilities and unanticipated developments resulting from litigation and regulatory investigations and similar matters, including costs, expenses, settlements and judgments; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide; deterioration in consumers’ and clients’ confidence in our business, or in money transfer and payment service providers generally; failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers; any material breach of security of or interruptions in any of our systems; our ability to attract and retain qualified key employees and to manage our workforce successfully; our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; failure to implement agent contracts according to schedule; adverse rating actions by credit rating agencies; failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other money transfer services providers, including telecommunications providers, card associations, card-based payment providers and electronic and internet providers; our ability to protect our brands and our other intellectual property rights; our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; cessation of various services provided to us by third-party vendors; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us; decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; changes in industry standards affecting our business; changes in accounting standards, rules and interpretations; significantly slower growth or declines in the money transfer market and other markets in which we operate; adverse consequences from our spin-off from First Data Corporation (“First Data”); decisions to change our business mix; catastrophic events; and management’s ability to identify and manage these and other risks.

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

Significant Financial and Other Highlights

Significant financial and other highlights for the three and nine months ended September 30, 2011 included:

•

We generated $1,410.8 million and $4,060.1 million, respectively, in total consolidated revenues compared to $1,329.6 million and $3,835.7 million, respectively, for the comparable periods in the prior year, representing an increase of 6% for both periods.

•

We incurred $13.9 million and $46.8 million, respectively, of restructuring and related expenses, as described within “Operating expenses overview.” Restructuring and related expenses recognized for the three and nine months ended September 30, 2010 were $14.0 million and $48.5 million, respectively. As of September 30, 2011, we have incurred all of the expenses related to our restructuring plan.

•

We generated $363.0 million and $1,026.6 million in consolidated operating income, respectively, compared to $351.2 million and $978.0 million, respectively, for the comparable periods in the prior year, representing an increase of 3% and 5%, respectively. The results include the restructuring and related expenses mentioned above.

•

Our operating income margin was 26% and 25% for the three and nine months ended September 30, 2011, respectively, and is consistent with the comparable periods in the prior year. The results include the restructuring and related expenses mentioned above.

•

In April 2011, we completed the acquisition of one of our largest agents, European-based Angelo Costa, S.r.l. (“Costa”), for cash consideration of $135.7 million. We recognized a pre-tax gain of $29.4 million in connection with the remeasurement of our former equity interest in Costa to fair value.

•

Consolidated net income was $239.7 million and $713.1 million, respectively, representing an increase of 1% and 7% over the comparable periods in the prior year, respectively. The results include $9.7 million and $32.0 million in restructuring and related expenses, net of tax, respectively. Additionally, for the nine months ended September 30, 2011, we recognized an $18.3 million gain, net of tax, related to our acquisition of Costa. Restructuring and related expenses recognized in the corresponding periods in 2010 were $9.5 million and $31.9 million, respectively, net of tax.

•

Our consumers transferred $21 billion and $61 billion in consumer-to-consumer principal, respectively, of which $19 billion and $55 billion related to cross-border principal, which represented increases of 8% and 9% in consumer-to-consumer principal, respectively, and 8% in cross-border principal for both periods over the comparable periods in the prior year.

•

Consolidated cash flows provided by operating activities for the nine months ended September 30, 2011 and 2010 were $882.8 million and $709.9 million, respectively. Cash flows provided by operating activities in the prior period were impacted by a $250 million refundable tax deposit we made relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued for in our financial statements.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2011 compared to the same periods in 2010. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of income. All significant intercompany accounts and transactions between our Company’s segments have been eliminated.

We incurred expenses of $13.9 million and $46.8 million for the three and nine months ended September 30, 2011, respectively, for restructuring and related activities, which have not been allocated to the segments. Restructuring and related expenses recognized in the three and nine months ended September 30, 2010 were $14.0 million and $48.5 million, respectively. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

Overview

The following table sets forth our results of operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2011	2010	% Change	2011	2010	% Change
Revenues:
Transaction fees	$1,083.2	$1,036.1	5%	$3,138.2	$2,997.3	5%
Foreign exchange revenues	294.2	263.1	12%	829.5	750.5	11%
Other revenues	33.4	30.4	10%	92.4	87.9	5%

Total revenues	1,410.8	1,329.6	6%	4,060.1	3,835.7	6%
Expenses:
Cost of services	800.0	752.6	6%	2,309.6	2,194.9	5%
Selling, general and administrative	247.8	225.8	10%	723.9	662.8	9%

Total expenses	1,047.8	978.4	7%	3,033.5	2,857.7	6%

Operating income	363.0	351.2	3%	1,026.6	978.0	5%
Other income/(expense):
Interest income	1.1	0.5	*	3.6	1.9	89%
Interest expense	(46.7)	(44.8)	4%	(134.3)	(124.7)	8%
Derivative (losses)/gains, net	(5.3)	1.0	*	(4.7)	0.8	*
Other income, net	1.8	0.7	*	30.8	0.9	*

Total other expense, net	(49.1)	(42.6)	15%	(104.6)	(121.1)	(14)%

Income before income taxes	313.9	308.6	2%	922.0	856.9	8%
Provision for income taxes	74.2	70.2	6%	208.9	189.6	10%

Net income	$239.7	$238.4	1%	$713.1	$667.3	7%

Earnings per share:
Basic	$0.38	$0.36	6%	$1.12	$1.00	12%
Diluted	$0.38	$0.36	6%	$1.12	$0.99	13%
Weighted-average shares outstanding:
Basic	624.9	659.1		634.3	670.1
Diluted	627.1	661.3		638.3	672.4

*	Calculation not meaningful

Revenues Overview

The majority of transaction fees and foreign exchange revenues were contributed by our consumer-to-consumer segment, which is discussed in greater detail in “Segment Discussion.”

For the three and nine months ended September 30, 2011 compared to the corresponding periods in the prior year, consolidated revenue increased 6%, due to consumer-to-consumer transaction growth and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue, offset by slight price reductions. The weakening of the United States dollar compared to most other foreign currencies positively impacted revenue growth by approximately 1% in both the three and nine months ended September 30, 2011, respectively.

The Europe, Middle East, Africa and South Asia (“EMEASA”) region of our consumer-to-consumer segment represented 44% and 43% of our total consolidated revenue for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2011 compared to the corresponding period in the prior year, the EMEASA region experienced revenue growth primarily driven by the same factors described above. The United Kingdom, France, Germany, and the Gulf States continued to experience revenue growth for the three and nine months ended September 30, 2011 versus the same periods in 2010. The growth in these previously mentioned markets for the three months ended September 30, 2011 was partially offset by softness in Southern Europe and Russia. The results for the nine months ended September 30, 2011 were impacted by declines resulting from the political unrest in Libya and the Ivory Coast.

The Americas region (including North America, Central America, the Caribbean and South America) of our consumer-to-consumer segment represented 31% and 32% of our total consolidated revenue for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2011, the Americas experienced revenue growth due to transaction growth, slightly offset by pricing reductions.

Foreign exchange revenues increased for the three and nine months ended September 30, 2011 over the corresponding previous periods due to increasing foreign exchange revenues in our consumer-to-consumer segment, driven primarily by the increased amount of cross-border principal sent. Additionally, foreign exchange revenues were positively impacted by the revenue growth experienced in Business Solutions for the three months ended September 30, 2011.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a benefit to transaction fees and foreign exchange revenues for the three and nine months ended September 30, 2011 of $18.2 million and $48.4 million, respectively, over the same periods in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The largest benefit was related to the EMEASA region.

Operating Expenses Overview

Restructuring and related activities

On May 25, 2010 and as subsequently revised, our Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce our overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers upon completion of the Restructuring Plan. Total expense incurred under the Restructuring Plan from the period from inception, May 25, 2010, through September 30, 2011 of $106 million consists of $75 million for severance and employee related benefits, $5 million for facility closures, including lease terminations, and $26 million for other expenses. Included in these expenses are $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. Total cost savings of approximately $55 million are expected to be generated in 2011, of which approximately $38 million was generated in the first nine months of the year. Cost savings of approximately $70 million are expected to be generated in 2012 and annually thereafter.

For the three and nine months ended September 30, 2011, restructuring and related expenses of $3.2 million and $10.6 million, respectively, are classified within “Cost of services” and $10.7 million and $36.2 million, respectively, are classified within “Selling, general and administrative” in the condensed consolidated statements of income. For the three and nine months ended September 30, 2010, restructuring and related expenses of $4.6 million and $14.0 million, respectively, were classified within “Cost of services” and $9.4 million and $34.5 million, respectively, were classified within “Selling, general and administrative” in the condensed consolidated statements of income.

Cost of services

Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services for the three and nine months ended September 30, 2011. Also included in cost of services are expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services increased for the three and nine months ended September 30, 2011 compared to the corresponding periods in the prior year primarily due to agent commissions, which increase in relation to revenue increases, and the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses, partially offset by commission savings resulting from the acquisition of Costa. Cost of services as a percentage of revenue was 57% for both the three and nine months ended September 30, 2011 and 2010 and included commission savings resulting from the acquisition of Costa, offset by negative currency impacts.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three and nine months ended September 30, 2011 compared to the same periods in the prior year primarily due to the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses and investments in strategic initiatives, including marketing-related expenditures, costs associated with acquisition activity and increased expenses resulting from the acquisition of Costa, partially offset by restructuring savings.

During the three and nine months ended September 30, 2011, marketing-related expenditures, principally classified within SG&A, were approximately 4.5% and 4.0% of revenue, respectively. During the three and nine months ended September 30, 2010, marketing expenditures were approximately 3.7% and 3.8% of revenue, respectively. Marketing-related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing-related expenditures, we review opportunities for advertising and other marketing-related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for consumer-to-consumer revenues and other initiatives in order to best maximize the return on these investments.

Total other expense, net

Total other expense, net increased during the three months ended September 30, 2011 compared to the corresponding period in 2010 due to derivatives losses resulting from fluctuations in foreign currency forward rates compared to spot rates, primarily related to the euro, and increased interest expense in 2011 due to our debt issuances in the first and third quarters of 2011. Total other expense, net decreased during the nine months ended September 30, 2011 compared to the corresponding period in 2010 due to the second quarter gain of $29.4 million in connection with the remeasurement of our former equity interest in Costa to fair value, partially offset by increased interest expense in 2011, as described above.

Income taxes

Our effective tax rates on pre-tax income for the three months ended September 30, 2011 and 2010 were 23.6% and 22.7%, respectively, and 22.7% and 22.1% for the nine months ended September 30, 2011 and 2010, respectively. The increase in our effective tax rate for the three months ended September 30, 2011 is primarily the result of a cumulative tax planning benefit from certain foreign acquisitions that benefited tax expense for the three months ended September 30, 2010. The increase in our effective tax rate for the nine months ended September 30, 2011 is primarily due to higher taxes associated with the Costa remeasurement gain, offset by benefits from adjustments to reserves related to uncertain tax positions. The tax rate for the nine months ended September 30, 2010 was also impacted by the cumulative tax benefit mentioned above and the settlement with the United States Internal Revenue Service (“IRS”) of certain issues relating to the 2002-2004 tax years. We continue to benefit from an increasing proportion of profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States.

We have established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to our international operations restructured in 2003. As of September 30, 2011, the total amount of tax contingency reserves was $708.7 million, including accrued interest and penalties, net of related benefits. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, of which we are a part, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleges significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving us and our subsidiaries, and we generally have responsibility for taxes associated with these potential Western Union-related adjustments under the tax allocation agreement with First Data executed at the time of the spin-off. We agree with a number of the adjustments in the Notice of Deficiency; however, we do not agree with the Notice of Deficiency regarding several substantial adjustments representing total alleged additional tax and penalties due of approximately $114 million. As of September 30, 2011, interest on the alleged amounts due for unagreed adjustments would be approximately $40.8 million. A substantial part of the alleged amounts due for these unagreed adjustments relates to our international restructuring, which took effect in the fourth quarter 2003, and, accordingly, the alleged amounts due related to such restructuring largely are attributable to 2004. If the IRS’ position in the Notice of Deficiency were sustained, our tax provision related to 2003 and later years would materially increase. On March 20, 2009, we filed a petition in the United States Tax Court contesting those adjustments with which we do not agree. In September 2010, IRS Counsel referred the case to the IRS Appeals Division for possible settlement. Our discussions with the IRS Appeals Division are continuing and further progress has been made toward a resolution of those adjustments and related tax matters which, if finalized as currently contemplated, will improve our current and future tax position. We continue to believe our overall reserves are adequate, including those associated with adjustments alleged in the Notice of Deficiency.

In 2010, we made a $250 million refundable tax deposit relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements, which is included as a reduction to “Income taxes payable” on the condensed consolidated balance sheets at both September 30, 2011 and December 31, 2010. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

Earnings per share

During the three months ended September 30, 2011 and 2010, basic and diluted earnings per share were $0.38 and $0.36, respectively. During the nine months ended September 30, 2011 and 2010, basic earnings per share were $1.12 and $1.00, respectively, and diluted earnings per share were $1.12 and $0.99, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2011 and 2010, there were 26.4 million and 36.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the nine months ended September 30, 2011 and 2010, there were 14.1 million and 36.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share increased for the three and nine months ended September 30, 2011 compared to the same period in the prior year as a result of the previously described factors impacting net income and lower weighted-

average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our two segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are consumer-to-consumer and global business payments. Businesses not considered part of these segments are categorized as “Other.”

We incurred expenses of $13.9 million and $46.8 million for restructuring and related activities during the three and nine months ended September 30, 2011, respectively, which were not allocated to segments. Restructuring and related expenses recognized in both the three and nine months ended September 30, 2010 were $14.0 million and $48.5 million, respectively. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consumer-to-consumer (a)
EMEASA	44%	44%	43%	44%
Americas	31%	32%	32%	32%
APAC	9%	9%	9%	8%

Total consumer-to-consumer	84%	85%	84%	84%
Global business payments	14%	13%	14%	14%
Other	2%	2%	2%	2%

	100%	100%	100%	100%

(a)	The consumer-to-consumer geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region.

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2011	2010	% Change	2011	2010	% Change
Revenues:
Transaction fees	$922.2	$881.1	5%	$2,660.0	$2,531.1	5%
Foreign exchange revenues	257.2	235.4	9%	730.0	667.3	9%
Other revenues	13.9	11.8	18%	36.5	33.2	10%

Total revenues	$1,193.3	$1,128.3	6%	$3,426.5	$3,231.6	6%

Operating income	$346.3	$337.4	3%	$984.7	$932.5	6%
Operating income margin	29%	30%		29%	29%
Key indicator:
Consumer-to-consumer transactions	57.64	54.91	5%	166.79	157.57	6%

The table below sets forth transaction and revenue growth rates by region for the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Consumer-to-consumer transaction growth (a)
EMEASA	3%	4%
Americas	6%	7%
APAC	7%	10%
Consumer-to-consumer revenue growth (a)
EMEASA	5%	5%
Americas	6%	6%
APAC	11%	13%

(a)	In determining the revenue and transaction growth rates under the regional view in the above table, the geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region.

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 8% of our consolidated revenues during both the three and nine months ended September 30, 2011 and approximately 7% during both the three and nine months ended September 30, 2010. No individual country, other than the United States, represented more than approximately 6% of our consolidated revenues during both of the three and nine month periods ended September 30, 2011 and 2010.

Transaction fees and foreign exchange revenues

For both the three and nine months ended September 30, 2011 compared to the corresponding periods in the prior year, consumer-to-consumer money transfer revenue grew 6%, on transaction growth of 5% and 6%, respectively, and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue, offset by slight price reductions. The weakening of the United States dollar compared to most other foreign currencies positively impacted our revenue growth by approximately 2% and 1% for the three and nine months ended September 30, 2011, respectively.

Revenue in our EMEASA region increased 5% for both the three and nine months ended September 30, 2011, compared to the corresponding periods in the prior year due to transaction growth of 3% and 4%, respectively, as well as the other factors described above. The United Kingdom, France, Germany, and the Gulf States continued to experience revenue growth for the three and nine months ended September 30, 2011 versus the same periods in 2010. The growth in these previously mentioned markets for the three months ended September 30, 2011 was partially offset by softness in Southern Europe and Russia. The results for the nine months ended September 30, 2011 were impacted by declines resulting from the political unrest in Libya and the Ivory Coast. Our money transfer business to India experienced revenue growth of 13% and 11%, respectively, and transaction growth of 11% and 8%, respectively, for the three and nine months ended September 30, 2011 versus the same periods in 2010.

Americas revenue increased 6% for both the three and nine months ended September 30, 2011, compared to the same periods in 2010 due to transaction growth of 6% and 7%, respectively. For both the three and nine months ended September 30, 2011, transaction growth was partially offset by slight price reductions. Our domestic business experienced revenue growth of 9% and 8% for the three and nine months ended September 30, 2011, respectively, due to transaction growth of 14% and 18%, respectively. Transaction growth in our domestic business was higher than revenue growth due to transaction growth being greater in lower principal bands, which have a lower revenue per transaction. Our United States outbound business experienced both transaction and revenue growth in the three and nine months ended September 30, 2011. Mexico revenue increased 5% and 2%, respectively, for the three and nine months ended September 30, 2011, on transaction growth of 2% for the three months ended September 30, 2011, and flat transactions for the nine months ended September 30, 2011.

APAC revenue increased 11% and 13% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 due to transaction growth of 7% and 10%, respectively, and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue. China’s revenue increased 5% and 10% for the three and nine months ended September 30, 2011, respectively on transaction growth of 4% and 6% for the three and nine months ended September 30, 2011, respectively.

Foreign exchange revenues for the three and nine months ended September 30, 2011 grew compared to the same periods in 2010, driven primarily by increased amounts of cross-border principal sent.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a benefit to transaction fees and foreign exchange revenues for the three months ended September 30, 2011 of approximately $17.9 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The weakening of the United States dollar resulted in a net benefit of $47.1 million for the nine months ended September 30, 2011. The largest benefit was related to the EMEASA region.

We have historically implemented and will likely implement future strategic fee reductions and actions to reduce foreign exchange spreads, where appropriate, taking into account a variety of factors. Fee reductions and foreign exchange actions generally reduce revenues in the short term, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. In certain corridors, we may also implement fee or foreign exchange spread increases. In 2011, we adjusted our reporting of the net impact of price reductions. We now calculate the impact of price reductions against prior year transaction volumes, rather than current year transaction volumes. We believe utilizing prior year transaction volumes more appropriately differentiates between the impacts of price reductions versus other items impacting revenue. Under the new methodology, we anticipate that fee decreases and foreign exchange actions will be approximately 1% of total Western Union revenue for the full year 2011 compared to approximately 3% for the full year 2010, as fee reductions are smaller than planned and there is some offset by modest increases in foreign currency spreads in some corridors. Under the previous methodology, we reported that the impact of price reductions in 2010 was 4%.

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help our growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 485,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of September 30, 2011, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valuta(sm) and Vigo®) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 70% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-consumer operating income increased 3% and 6% during the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to revenue growth. The change in operating income margin for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily due to negative currency impacts, including the effect of foreign currency hedges, and investments in strategic initiatives, including marketing related expenditures, offset by restructuring savings and revenue leverage.

Global Business Payments Segment

The following table sets forth our global business payments segment results of operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2011	2010	% Change	2011	2010	% Change
Revenues:
Transaction fees	$147.7	$143.9	3%	$438.6	$434.3	1%
Foreign exchange revenues	37.0	27.7	34%	99.5	83.2	20%
Other revenues	6.8	7.6	(11%)	22.2	22.8	(3%)

Total revenues	$191.5	$179.2	7%	$560.3	$540.3	4%

Operating income	$33.8	$27.0	25%	$101.1	$98.4	3%
Operating income margin	18%	15%		18%	18%
Key indicator:
Global business payments transactions	108.0	103.4	4%	319.5	299.6	7%

Revenues

During the three and nine months ended September 30, 2011, revenue growth in international bill payments, Business Solutions, and United States electronic bill payments were partially offset by a decline in United States cash-based bill payments.

Transaction growth during both the three and nine months ended September 30, 2011 compared to the same period in 2010 was due to growth in our international bill payments and United States electronic bill payments businesses. Both businesses have a lower revenue per transaction than our United States cash-based bill payments services.

Operating income

For the three and nine months ended September 30, 2011, operating income increased compared to the same period in the prior year primarily due to revenue leverage, restructuring savings, and a decrease in integration and investment spending in our Business Solutions business compared to the same period in the prior year but were partially offset by declines in our United States cash-based bill payments business, which has a higher margin than other payment services in the segment.

The changes in operating income margins in the segment are due to the same factors mentioned above.

Other

The following table sets forth other results for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2011	2010	% Change	2011	2010	% Change
Revenues	$26.0	$22.1	18%	$73.3	$63.8	15%
Operating (loss)/income	$(3.2)	$0.8	*	$(12.4)	$(4.4)	*

*	Calculation not meaningful

Revenues

Revenue grew for the three and nine months ended September 30, 2011 compared to the same period in the prior year primarily due to volume increases in our prepaid business and an increase in our money order business.

Operating (loss)/income

During the three and nine months ended September 30, 2011, the operating loss and the increase in operating loss, respectively, were due to costs associated with acquisition activity.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions. Assets subject to legal or regulatory restrictions, totaling approximately $230 million as of September 30, 2011, include assets outside of the United States subject to restrictions from being transferred outside of the countries where they are located. We are also required to maintain cash and investment balances in our regulated subsidiaries related to certain of our money transfer obligations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

We believe we have adequate liquidity to meet our business needs, including the pending acquisition of Travelex Global Business Payments (“TGBP”), dividends and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. In addition, we have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility, which supports borrowings under our $1.5 billion commercial paper program. No amounts were drawn on either the revolving credit facility or the commercial paper program as of and during the nine months ended September 30, 2011. In conjunction with our announced acquisition of TGBP in early July 2011, Standard & Poor’s and Fitch affirmed their credit ratings and ratings outlook. Moody’s Investors Service also maintained their credit rating, but adjusted their rating outlook from stable to negative. This change in outlook could, among other things, potentially increase our future borrowing costs.

Cash and Investment Securities

As of September 30, 2011, we had cash and cash equivalents of $2.7 billion, of which approximately $1.5 billion was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within settlement assets, were $1.5 billion as of September 30, 2011. Substantially all of these investments are state and municipal debt securities. Most state regulators in the United States require us to maintain specific high- quality, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. Substantially all of our investment securities in the condensed consolidated balance sheets are classified as available-for-sale and recorded at fair value.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by making high quality investments, including diversifying our investment portfolio. As of September 30, 2011, the majority of our investment securities had credit ratings of “AA–” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of September 30, 2011, all investments with a single issuer and each individual security was less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $882.8 million during the nine months ended September 30, 2011, from $709.9 million in the comparable period in the prior year, primarily due to a $250.0 million refundable tax deposit made in the first quarter of 2010 relating to potential United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our financial statements. Making the deposit limits the further accrual of interest charges with respect to such potential tax liabilities, to the extent of the deposit.

Financing Resources

On September 23, 2011, we entered into a credit agreement which expires January 2017 providing for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced our $1.5 billion revolving credit facility that was set to expire in September 2012. Consistent with the prior facility, the Revolving Credit Facility contains certain covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness, subject to certain exceptions. Also consistent with the prior facility, we are required to maintain compliance with a consolidated interest coverage ratio covenant. As of September 30, 2011, we did not have any outstanding borrowings under this agreement. The Revolving Credit Facility supports borrowings under our $1.5 billion commercial paper program.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 90 basis points. A facility fee of 10 basis points is also payable quarterly on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.

On August 22, 2011, we issued $400 million of aggregate principal amount of unsecured notes due August 22, 2018 (“2018 Notes”) for general corporate purposes, including repayment of debt. Interest with respect to the 2018 Notes is payable semiannually in arrears on February 22 and August 22 each year based on the fixed per annum interest rate of 3.650%. The 2018 Notes are subject to covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, and limit or restrict our and certain of our subsidiaries’ ability to incur certain types of security interests, or enter into certain sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2018 Notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. We may redeem the 2018 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 basis points.

On March 7, 2011, we issued $300 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 (“2013 Notes”) for general corporate purposes. Interest with respect to the 2013 Notes is payable quarterly in arrears on each March 7, June 7, September 7 and December 7, beginning June 7, 2011, at a per annum interest rate equal to the three-month LIBOR plus 58 basis points (reset quarterly). The 2013 Notes are subject to covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, and limit or restrict our and certain of our subsidiaries’ ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2013 Notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest.

At September 30, 2011, we have outstanding borrowings at par value of $3,977.1 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2011 to 2040, and our borrowings also include our 2013 Notes issued for general corporate purposes. Our revolving credit facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the nine months ended September 30, 2011, we had no outstanding borrowings on either this facility or our previous facility and had $1.65 billion available to borrow. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of and during the nine months ended September 30, 2011.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our $1.65 billion Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $124.3 million and $87.8 million for the nine months ended September 30, 2011 and 2010, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Acquisition of Businesses

In July 2011, we entered into an agreement with Travelex Holdings Limited to acquire its business-to-business payment operations known as Travelex Global Business Payments (“TGBP”) for cash consideration of £606 million (approximately $945 million based on currency exchange rates at September 30, 2011), subject to a working capital adjustment. With the acquisition of TGBP and our existing Business Solutions business, we will have a presence in 18 countries and the ability to leverage TGBP’s international business-to-business payments market expertise, distribution, product and capabilities with our brand, existing Business Solutions operations, global infrastructure and relationships, and financial strength. The acquisition is expected to close in the fourth quarter of 2011, subject to regulatory approval and satisfaction of closing conditions.

On October 31, 2011, we acquired the remaining 70% interest in Finint, one of our largest money transfer agents in Europe, for cash consideration of approximately €100 million (approximately $140 million based on currency exchange rates at October 31, 2011), subject to a working capital adjustment. We previously held a 30% equity interest in Finint. The acquisition will be recognized at 100% of the fair value of Finint due to the revaluation of our 30% interest to fair value.

On April 20, 2011, we acquired the remaining 70% interest in Costa, one of our largest money transfer agents in Europe, for cash consideration of €95 million ($135.7 million), which included a reduction of €5 million ($7.1 million) for an initial working capital adjustment pursuant to the terms of the purchase agreement. The final consideration and the final purchase price allocation are subject to an additional working capital adjustment. We previously held a 30% equity interest in Costa.

Share Repurchases and Dividends

During the nine months ended September 30, 2011 and 2010, 40.3 million and 31.7 million, respectively, of shares were repurchased for $800.0 million and $514.4 million, respectively, excluding commissions, at an average cost of $19.83 and $16.23 per share, respectively. At September 30, 2011, $615.5 million remains available under share repurchase authorizations approved by our Board of Directors.

Our Board of Directors declared quarterly cash dividends of $0.08 per common share in both the second and third quarters of 2011, and $0.07 per common share in the first quarter of 2011, representing $144.6 million in total dividends.

Debt Service Requirements

Our 2011 debt service requirements will include $696.3 million of our 5.400% notes maturing in November 2011, payments on future borrowings under our commercial paper program, if any, and interest payments on all outstanding indebtedness. We intend to use our cash, including cash generated from operations and proceeds from our 2011 borrowings, Revolving Credit Facility or commercial paper program, to meet our debt obligations as they come due.

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

Pension Plan

We have a frozen defined benefit pension plan for which we have a recorded unfunded pension obligation of $89.4 million as of September 30, 2011. We are required to fund $22 million to the plan in 2011. Through September 2011, we have made contributions of approximately $21 million to the plan, including a discretionary contribution of $3 million.

Our Restructuring Plan may cause us to be required to make accelerated contributions to the plan in future periods.

Other Commercial Commitments

We had approximately $90 million in outstanding letters of credit and bank guarantees at September 30, 2011, with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of September 30, 2011, our total amount of unrecognized income tax benefits was $776.4 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2010 Annual Report on Form 10-K included:

•	Income taxes

•	Derivative financial instruments

•	Other intangible assets

•	Goodwill impairment testing

•	Acquisitions — purchase price allocation

•	Restructuring and related expenses

There have not been any material changes to the methodology previously applied by management for critical accounting policies previously disclosed, except for the methodology applied in management’s goodwill impairment testing, which changed during the three and nine months ended September 30, 2011. Pursuant to the issuance of a new accounting pronouncement, the process will now include a qualitative assessment first to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, and then the standard two-step impairment test as performed in the past, if necessary.

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

At December 31, 2010, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $32 million based on our 2011 forecast of consumer-to-consumer unhedged exposure to foreign currency. The exposure as of September 30, 2011 is not materially different based on our forecast of unhedged exposure to foreign currency through September 30, 2011. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value at September 30, 2011 of $4.0 billion. Approximately $3.1 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our condensed consolidated balance sheets within “Cash and cash equivalents” and “Settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “Settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of September 30, 2011, we had $300 million of floating rate notes, which had an effective interest rate of 0.91%, or 58 basis points above three-month LIBOR. Additionally, $695 million of our total $4.0 billion of fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 400 basis points above LIBOR. These interest rate swap agreements expire in November 2011. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. No commercial paper borrowings were outstanding as of or during the nine months ended September 30, 2011.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets, as well as by adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. At September 30, 2011, our weighted average effective rate was approximately 4.8%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $10 million annually based on borrowings on September 30, 2011 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2011 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $31 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On May 25, 2010 and as subsequently revised, our Board of Directors approved a restructuring plan including the elimination and relocation of employees who, among other functions, staffed certain of our operational accounting, IT and other functions. Accordingly, we have experienced significant turnover in these areas during the transition of these operations to new or existing Company facilities and third-party providers. Management believes it is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change.

There were no additional changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Denver, Colorado

November 3, 2011

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In October 2011, Elektra del Milenio de C.V. (“Elektra”), the Company’s largest agent in Mexico, served a Demand for Arbitration on two of the Company’s subsidiaries, alleging that the Company’s subsidiaries intentionally breached obligations relating to exclusivity in the parties’ International Money Transfer Agreement. Elektra claims that the alleged breach caused it to lose profits that it would otherwise have earned from offering the Company’s services or other money transfer services. The Company’s subsidiaries intend to defend themselves vigorously and are preparing a response to the Demand for Arbitration.

On July 26, 2010, U.F.C.W. Local 1776 & Participating Employers Pension Fund filed a Verified Shareholder Double Derivative Complaint and Jury Demand in United States District Court for the District of Colorado, alleging that the Company’s Board of Directors failed to appropriately oversee the Company’s compliance program, particularly in regard to the alleged deficiencies which resulted in the Company’s agreement and settlement with the State of Arizona and other states in early 2010. In addition to naming the Company’s Board members as individual defendants, the complaint names the Company and its subsidiary Western Union Financial Services, Inc. as nominal defendants. The complaint seeks damages from the individual defendants for breach of fiduciary duty and waste of corporate assets and an order requiring various corrective measures. On September 10, 2010, the United States District Court for the District of Colorado dismissed the complaint for lack of subject matter jurisdiction. On September 23, 2010, the plaintiff re-filed the complaint in Maricopa County Superior Court in Arizona. The complaint was removed to the United States District Court for the District of Arizona. On September 29, 2011, the Court denied Defendants’ motion to dismiss on jurisdictional grounds.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of shares of the Company’s common stock during the third quarter of 2011:

	Total Number of Shares Repurchased*	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (in millions)
July 1 - 31	7,392	$20.03	—	$755.8
August 1 - 31	4,977,431	$16.38	4,972,126	$674.4
September 1 - 30	3,695,092	$15.93	3,694,928	$615.5

Total	8,679,915	$16.19	8,667,054

*	These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**	On February 1, 2011, the Board of Directors authorized an additional $1 billion of common stock repurchases through December 31, 2012. At September 30, 2011, $615.5 million remains available under share repurchase authorizations approved by the Company’s Board of Directors. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

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

The Western Union Company (Registrant)

Date: November 3, 2011	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2011	By:	/S/ SCOTT T. SCHEIRMAN
Scott T. Scheirman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2011	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4	Form of 3.650% Note due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference thereto)

10.1	Mutual Separation Agreement and Release, dated as of August 25, 2011, between Western Union, LLC and David Yates*

10.2	Credit Agreement, dated as of September 23, 2011, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, in its capacity as the swing line bank, Wells Fargo Bank, National Association, Citibank, N.A. and JPMorgan Chase Bank, N.A., in their respective capacities as issuing lenders, Citibank, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, Bank of America, N.A., Barclays Bank PLC and U.S. Bank National Association, as documentation agents, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011 and incorporated herein by reference thereto)

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Principal Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract and compensatory plan required to be filed as an exhibit pursuant to Item 6 of this report.