Form 10-K
period 2011-12-31
Western Union CO
filed 2012-02-24
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12.6 billion based on the closing sale price of $20.03 of the common stock as reported on the New York Stock Exchange.

As of February 17, 2012, 620,333,912 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2011 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this Annual Report on Form 10-K of The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors.” The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events Related to Our Business and Industry

•	deterioration in consumers’ and clients’ confidence in our business, or in money transfer and payment service providers generally;

•	changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and financial market disruptions;

•	political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole;

•	interruptions of United States government relations with countries in which we have or are implementing material agent contracts;

•	changes in, and failure to manage effectively exposure to, foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions;

•	changes in immigration laws, interruptions in immigration patterns and other factors related to migrants;

•	our ability to adapt technology in response to changing industry and consumer needs or trends;

•	our failure to develop and introduce new services and enhancements, and gain market acceptance of such services;

•	mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the realization of anticipated financial benefits from these acquisitions;

•	decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries;

•	decisions to change our business mix;

•	failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers;

•

adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us;

•	any material breach of security or safeguards of or interruptions in any of our systems;

•	our ability to attract and retain qualified key employees and to manage our workforce successfully;

•	our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place;

•	adverse rating actions by credit rating agencies;

•

failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other money transfer services providers, including telecommunications providers, card associations, card-based payment providers and electronic and Internet providers;

•	our ability to protect our brands and our other intellectual property rights;

•	our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection;

•	changes in tax laws and unfavorable resolution of tax contingencies;

•	cessation of various services provided to us by third-party vendors;

•	material changes in the market value or liquidity of securities that we hold;

•	restrictions imposed by our debt obligations;

•	significantly slower growth or declines in the money transfer market and other markets in which we operate;

•	changes in industry standards affecting our business;

Events Related to Our Regulatory and Litigation Environment

•	the failure by us, our agents or their subagents to comply with laws and regulations designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity;

•	changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, governmental or judicial interpretations thereof and industry practices and standards;

•	liabilities resulting from a failure of our agents or subagents to comply with laws and regulations;

•	increased costs due to regulatory initiatives and changes in laws, regulations and industry practices and standards affecting our agents;

•

liabilities and unanticipated developments resulting from governmental investigations and consent agreements with, or enforcement actions by, regulators, including a failure to comply with the settlement agreement with the State of Arizona;

•	the impact on our business of the Dodd-Frank Wall Street Reform, the rules promulgated there-under and the creation of the Consumer Financial Protection Bureau;

•	liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments;

•	failure to comply with regulations regarding consumer privacy and data use and security;

•	effects of unclaimed property laws;

•	failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide;

•	changes in accounting standards, rules and interpretations;

Other Events

•	adverse consequences from our spin-off from First Data Corporation;

•	catastrophic events; and

•	management’s ability to identify and manage these and other risks.

ITEM 1.   BUSINESS

Overview

The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world. The Company was incorporated in Delaware as a wholly-owned subsidiary of First Data Corporation (“First Data”) on February 17, 2006, and on September 29, 2006, First Data distributed all of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (“Spin-off”) through this previously owned subsidiary.

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well recognized brand to transfer funds. Our consumer-to-consumer money transfer service enables people to send money around the world in minutes. As of December 31, 2011, our services were available through a global network of more than 485,000 agent locations in more than 200 countries and territories, with approximately 90% of those locations outside of the United States. Each location in our agent network is capable of providing one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2011, approximately 70% of our locations had experienced money transfer activity in the previous 12 months.

We also provide consumers and businesses with flexible and convenient options for making one-time or recurring bill payments, including business-to-business payment transactions, which are primarily cross-border, cross-currency transactions, in our global business payments segment. In November 2011, we acquired the business-to-business payment business of Travelex Holdings Limited, known as Travelex Global Business Payments (“TGBP”). Although the majority of the revenue in our global business payments segment was generated in the United States, international expansion and other key strategic initiatives, including TGBP, have resulted in international revenue continuing to increase in this segment.

We believe that brand strength, size and reach of our global network, and convenience and reliability for our customers have been important to the growth of our business. As we continue to meet the needs of our customers for fast, reliable and convenient global money movement and payment services, we are also working to enhance our services and provide our consumer and business clients with access to an expanding portfolio of payment and other financial services.

The majority of our revenue comes from fees that consumers pay when they send money or make payments. In certain money transfer and payment services transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency.

Our Segments

We manage our business based on the customers we serve and the type of services we offer. Each segment addresses a different combination of customer needs, distribution networks and services. Our segments are consumer-to-consumer and global business payments. Our other businesses not included in these segments primarily consist of money order and prepaid services available through a network of third-party agents.

The table below presents the components of our consolidated revenue:

	2011	2010	2009

Consumer-to-consumer (a)
EMEASA (b)	43%	44%	45%
Americas (c)	32%	31%	32%
APAC (d)	9%	9%	8%

Total consumer-to-consumer	84%	84%	85%
Global business payments	14%	14%	14%
Other	2%	2%	1%

	100%	100%	100%

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

(b)	Represents the Europe, Middle East, Africa and South Asia region of our consumer-to-consumer segment, including India.

(c)	Represents the Americas region of our consumer-to-consumer segment, which includes North America, Central America, the Caribbean and South America.

(d)	Represents the Asia Pacific region of our consumer-to-consumer segment.

Financial information relating to our international and domestic revenues and long-lived assets for all of our segments is set forth in Note 17 to our Consolidated Financial Statements in Item 8 of Part II.

For additional details regarding our consumer-to-consumer and global business payments segments, including financial information regarding our international and United States operations, see Item 7 of Part II and our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

See Risk Factors for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 84% of our total consolidated revenues for 2011. We offer consumers a variety of ways to send money. Although most remittances are sent from one of our more than 485,000 agent locations worldwide, in some countries we offer the ability to send money over the Internet or phone using a credit or debit card, or through a withdrawal directly from a consumer’s bank account or mobile wallet. All agent locations accept cash to initiate a transaction, and some also accept debit cards. We offer consumers several options to receive a money transfer. While the vast majority of transfers are paid in cash at agent locations, in some places we offer payout directly to the receiver’s bank account, to a stored-value card, to a mobile phone or through the issuance of a money order.

Operations

Our revenue is derived primarily from transaction fees charged to consumers to transfer money. In money transfers involving different send and receive currencies, we also generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and address of the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. Certain of these processes are streamlined for our customers who use our loyalty card. This sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes. The recipient enters an agent location in the designated receiving area or country, presents identification and is paid the transferred amount. Recipients do not pay a fee (although in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer). We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the send and receive locations.

We generally pay our agents a commission based on a percentage of revenue. A commission is usually paid to both the agent that initiated the transaction, the “send agent,” and the agent that paid the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent’s primary business (e.g., postal services, banking, check cashing, travel and retail businesses), making the economics of being a Western Union agent attractive. Western Union’s global reach and large consumer base allow us to attract agents we believe to be of high quality.

To complement the convenience offered by our network’s global physical locations, in certain countries we have also made our services available through other channels, as described below under “Services.”

Over 85% of our consumer-to-consumer transactions involve at least one non-United States location. No individual country outside the United States accounted for more than approximately 6% of our consolidated revenue for each of the years ended December 31, 2011, 2010, and 2009. Certain of our agents facilitate a large number of transactions; however, each individual agent accounted for less than 10% of the segment’s revenue during these periods.

Services

We offer money transfer services worldwide. In 2011, the substantial majority of our consumer-to-consumer transactions were cash money transfers involving our walk-in agent locations around the world. Although demand for in-person, cash money transfers has historically been the strongest, we offer a number of options for sending and receiving funds that provide consumers convenience and choice. The different ways consumers can send or receive money include the following:

Walk-in money transfer service. The substantial majority of our remittances constitute transactions in which cash is collected by the agent and payment (usually cash) is available for pick-up at another agent location in the designated receive location, usually within minutes. We also offer convenience to our consumers to initiate a transaction through the phone using a debit or credit card. To facilitate offering our services at retail locations that do not have dedicated service staff, we provide “goCASHsm” in the United States and the United Kingdom, a money transfer service that lets consumers purchase money transfers at pre-set amounts in-lane, at a cash register, and then complete the transfer over the phone through a Western Union customer service representative or through our website. We provide a “Cash to Card” service that provides consumers an option to direct funds to a Western Union branded stored-value card in the United States, with the option to have the card delivered overnight to a consumer’s home.

Our “Next Day” delivery option is a money transfer that is available for payment the morning after the money transfer is sent. This option is available for certain domestic service within the United States, and in select United States outbound and international corridors. The Next Day delivery service gives our consumers a lower-priced option for money transfers that do not need to be received within minutes, while still offering the convenience, reliability and ease-of-use that our consumers expect.

Online money transfer service. Our websites allow consumers to send funds online, generally using a credit or debit card, for pay-out at most Western Union branded agent locations around the world. As of December 31, 2011, we are now providing online money transfer service in more than 20 countries, allowing consumers in these countries to send money throughout the world.

Account based money transfer service. This service allows consumers to access Western Union services electronically, directly from their bank’s Internet or automated teller machine (“ATM”) banking service. Consumers can use their bank account to initiate a Western Union money transfer electronically, without having to visit a physical Western Union agent location. In the United States, including some United States outbound corridors, Canada and in other select international corridors, we provide a “Direct to Bank” service, enabling a consumer to send a transaction from an agent location directly to a bank account. Globally, we have relationships with over 80 banks that have agreed to offer one or more of these services, primarily through their online banking portals.

Mobile money transfer service. Our mobile money transfer service provides consumers in certain countries with the ability to transfer money to a mobile wallet or bank account. Consumers in selected countries can also initiate transactions from their mobile phones and send money from mobile wallets or bank accounts. As of December 31, 2011, there were over 150,000 Western Union agent locations enabled with the technology to transfer money to a mobile phone.

Money transfer services through electronic channels, which include online, account based, and mobile money transfer, combined were 3% of consolidated revenue for the year ended December 31, 2011.

Distribution and Marketing Channels

We offer our consumer-to-consumer service to millions of consumers around the world primarily through our global network of third-party agents in almost every country and territory, with approximately 90% of our agent locations being located outside of the United States. Our agents facilitate the global distribution and convenience associated with our Western Union and other brands, which in-turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers and other established organizations that provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets they serve and work with our management to develop business plans for their markets. Many of our agents contribute financial resources to, or otherwise support, our efforts to market the business. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us an average of approximately 16 years and in 2011, these long-standing agents were involved in transactions that generated approximately 60% of our consumer-to-consumer revenue.

We provide our third-party agents with our multi-currency, real-time money transfer processing systems used to originate and pay money transfers. We continue to develop our network around the world to optimize send and receive corridors. Our systems and processes enable our agents to pay money transfers in more than 120 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the physical infrastructure and staff required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support and customer relationship management to our agents.

Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although our subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations.

Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card payout options or Direct to Bank service. We market our services to consumers in a number of ways, directly and indirectly through our agent partners, leveraging advertising promotional activities, grassroots, digital, and loyalty programs. Our marketing benefits from feedback from our agents and consumers.

Our marketing strategy includes our global loyalty card program, which is available in a growing number of countries and territories. As of December 31, 2011, the loyalty card program was available in approximately 80 countries and territories and had almost 18 million active cards, an increase of 2 million cards from December 31, 2010. The card offers customers faster service at the point-of-sale and, in certain countries and at westernunion.com, reduced transaction fees or cash back. Loyalty card customers generally initiate more transactions and have a higher rate of retention than non-carded customers. Over 40% of Western Union branded consumer-to-consumer transactions are initiated using a loyalty card. The global loyalty card program is one component of our customer relationship management strategy designed to support and enhance long-term relationships with our customers. Customer databases supplement these efforts by providing insight on customer preferences so that we can selectively target customer communications and marketing.

Industry Trends

Over the last several years, except for 2009, the cross-border money transfer industry has experienced growth. Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment levels worldwide. The top four inbound remittance countries in the world are India, China, Mexico and the Philippines, and cumulatively receive an estimated $130 billion annually according to Aite Group LLC’s (“Aite”) July 2011 report. Due to the challenging global economy, including low consumer confidence and high unemployment, the demand for money transfers has softened compared to historical growth rates. Aite projects cross-border remittance growth of approximately 5% in 2012.

Another significant trend impacting the money transfer industry is the increase in regulation. Regulation in the United States and elsewhere focuses, in part, on anti-money laundering, anti-terrorist activities and consumer protection. Regulations require money transfer providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions.

Competition

We face robust competition in the highly-fragmented consumer-to-consumer money transfer industry. We compete with a variety of remittance providers, including:

•	Global money transfer providers—Global money transfer providers allow consumers to send money to a wide variety of locations, in both their home countries and abroad.

•

Regional money transfer providers—Regional money transfer providers, or “niche” players, provide the same services as global money transfer providers, but focus on a smaller group of corridors or services within one region, such as North America to the Caribbean, Central or South America, or Western Europe to North Africa.

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

We believe the most significant competitive factors in consumer-to-consumer remittances relate to brand recognition, trust and reliability, distribution network and channel options, and consumer experience and price.

Global Business Payments Segment

In our global business payments segment, we provide fast and convenient options to make one-time or recurring payments for consumers or businesses to other businesses. We allow consumers to make payments to a variety of organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, governmental agencies and other businesses. We also provide business-to-business payment services, primarily for cross-border, cross-currency transactions. We can process payments using the customer’s credit card, debit card, bank account or cash depending on the service selected. We believe our business customers who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customer payments. In certain circumstances, our relationships with business customers also provide them with an additional source of income, as well as reduced expenses for cash and check handling.

Operations

Our revenue in this segment is derived primarily from transaction fees paid by the customer. The consumer payments fees are typically less than the fees charged in our consumer-to-consumer segment. Consumers may make a cash payment at an agent or owned location and businesses may remit a check, electronic or wire transfer in order to initiate a transaction. In order to make an electronic payment, consumers or businesses initiate a transaction over the phone or the Internet which we process through credit card, debit card, automated clearing house (“ACH”) or wire transfer, depending on the service selected. Our Internet services are provided through our own websites or, in certain circumstances, in partnership with other websites for which we act as the service provider. In cross-border transactions involving different currencies, we primarily generate revenue based on the difference between the exchange rate set by us to the business or consumer and the rate at which we are able to acquire currency. In addition, we generate revenue from upfront enrollment fees received for our Equity Accelerator® service, and we earn investment income on funds received from services sold in advance of settlement with payment recipients.

While we continue to pursue further international expansion of our offerings in this segment, the majority of the segment’s revenue was generated in the United States during all periods presented. However, international expansion, including the TGBP acquisition, and other key strategic initiatives have resulted in international revenue continuing to increase in this segment.

Services

Our global business payments services are available through a variety of products which give customers choices as to the payment channel and method of payment, and include the following:

Western Union Business Solutions (“Business Solutions”). Business Solutions offers business-to-business payment solutions, primarily for cross-border, cross-currency transactions. This business also includes TGBP. These payment transactions are conducted through various channels including the phone and Internet. Business Solutions serves as the service provider for other partner websites and also operates its own website. Payments are made predominately through wire transfers and ACH, but in some situations, checks are remitted. The majority of Business Solutions’ business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

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

Speedpay®. Our Speedpay service is offered principally in the United States and allows consumers to make payments to a variety of businesses using credit cards, debit cards, ACH and in limited situations, checks. Payments are initiated over the phone or the Internet. We also partner with some businesses to allow their customers to access Speedpay from their websites.

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

Distribution and Marketing Channels

Our electronic consumer payment services are available primarily through the phone and the Internet, while our cash-based consumer services are available through our agent networks and select Company owned locations. Our business payment services are offered through Company locations, phone, via the Internet and partner channels.

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

We have relationships with more than 10,000 consumer payments businesses to which our customers can make payments. These relationships are a core component of our global business payments services. On average, we have provided our payment services to our top 20 businesses to which our consumers can make payments for more than 14 years. No individual customer or business accounted for greater than 10% of this segment’s revenue during all periods presented.

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

Competition

Western Union competes with a diverse set of service providers offering both cash and electronic-based payment solutions and business-to-business payment services. Competition in electronic payments and business-to-business payment services include financial institutions (which may offer consumer bill payment or business payment services in their own name or may “host” payment services operated under the names of their clients) and other non-bank competitors. Competition for electronic payments also includes businesses offering their own or third-party services to their own customers and third-party providers of all sizes offering services directly to consumers. In many cases, competitors specialize in a small number of industries. Competitors for cash payments include businesses that allow consumers to pay a bill at one of their locations, or at the location of a partner business, as well as mail and courier services. The ongoing trend away from cash-based bill payments in the United States and competitive pressures, which result in lower cash-based bill payment volumes and a shift to lower revenue per transaction products, continue to impact this business.

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

Other

Our remaining businesses are grouped in the “Other” category, which primarily includes our money orders, which are sold primarily in the United States and Canada, and our prepaid services.

Customers use our money orders for making purchases, paying bills, and as an alternative to checks that can be deposited directly into bank accounts or cashed at check cashiers, some banks and some retailers. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Our prepaid cards are sold primarily in the United States through retail locations and on the Internet. This service allows consumers to load money or receive a direct deposit onto the card for use at a later date. The card can be used to withdraw money from an ATM or used where debit cards are accepted. We have agreements with depository institutions insured by the Federal Deposit Insurance Corporation that serve as the issuers of our cards in the United States. In the fourth quarter of 2011, we began offering certain of our prepaid cards in the United Kingdom and began testing in certain European countries.

Intellectual Property

The Western Union brand, including trademark registrations in many countries, is material to our Company. The international expansion of our agent network over the past decade has taken the Western Union brand nearly everywhere consumers send and receive money. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our growth. We offer money transfer services under the Western Union, Orlandi ValutaSM or Vigo® brands in more than 200 countries and territories, and various global business payment services under several brands like Speedpay, Equity Accelerator, Just in Time EFT, Paymap®, Western Union Payments, Quick Collect, Convenience Pay, Quick Pay, Quick Cash, Pago Fácil (registered in Argentina), Western Union Business Solutions and other trademarks and service marks, such as MoneyWiseTM, that are also important to our Company.

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2011, we invested approximately $225 million to market, advertise and promote our brands and services, including costs of dedicated marketing personnel. Many of our agents have also contributed significant financial resources to assist with marketing our services.

We own patents and patent applications covering various aspects of our processes and services. We have been, are and in the future may be, subject to claims and suits alleging that our technology or business methods infringe patents owned by others, both in and out of the United States. Unfavorable resolution of these claims could require us to change how we deliver services, result in significant financial consequences, or both, which could adversely affect our business, financial condition and results of operations.

Risk Management

Our Company has a credit risk management department that evaluates and monitors our agent-related credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our online services and electronic global business payment channels, where transactions are originated through means other than cash, and may therefore be subject to “chargebacks,” insufficient funds, or other collection impediments, such as fraud. Our credit risk management team performs a credit review before each agent signing and conducts periodic analyses. As a result, our losses associated with bad debts have been less than 1% of our annual revenue in each of the last three fiscal years.

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) receivables from certain customers for which beneficiaries are paid prior to receiving cleared funds from the customer (known as “early release”). For the derivatives, the duration of these contracts is generally nine months or less. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For early release customers, collection ordinarily occurs within a few days. To mitigate risk, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post collateral or increase collateral based on the fair value of the customer’s contract and their risk profile.

To manage our exposures to credit risk with respect to investment securities, money market fund investments and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review investment concentrations, trading levels, credit spreads and credit ratings, and we attempt to diversify our investments among global financial institutions.

A key component of the Western Union business model is our ability to manage financial risk associated with conducting transactions worldwide. We settle accounts with the majority of our agents in United States dollars or euros. We utilize foreign currency exchange contracts, primarily forward contracts, to mitigate the risks associated with currency fluctuations and to provide predictability of future cash flows. Limited foreign currency risk arises with respect to the agent settlement process because the majority of money transfer transactions are paid within 24 hours after they are initiated and agent settlements occur within a few days in most instances.

Our financial results may fluctuate due to changes in interest rates. We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, while also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets, as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions.

International Investment

No provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $3.7 billion as of December 31, 2011, as we expect to reinvest these earnings outside the United States indefinitely. We intend to invest these earnings to expand and diversify our global distribution and explore new service offerings and may also consider international acquisition opportunities. In 2011, our foreign cash allowed us to acquire TGBP and the remaining interests in two of our largest European-based agents, Finint S.r.l. (“Finint”) and Angelo Costa, S.r.l. (“Costa”). However, if we are unable to utilize accumulated earnings outside of the United States and we repatriate these earnings to the United States in the form of actual or constructive dividends, we would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and many other countries and jurisdictions, including the European Union. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, payment service laws, rules, laws and regulations including those governing credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property laws, competition laws and laws covering consumer privacy, data protection and information security. Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing and other illicit activity. Failure to comply with any of these requirements—by either Western Union or its agents or their subagents (who are third parties, over whom Western Union has limited legal and practical control)—could result in the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program, which comprises policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices. These programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer network operates through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents’ compliance activities.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became United States federal law in 2010. The Act created a new Consumer Financial Protection Bureau (the “CFPB”) whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The CFPB will create additional regulatory oversight for us. Recent remittance regulations issued by the CFPB, which become effective in February 2013, will impact our business in a variety of areas. These include a requirement to provide enhanced pre-transaction disclosures, an obligation to resolve various errors, including certain errors that may be outside the remittance provider’s control, and an obligation to cancel transactions at a consumer’s request. We will need to modify certain of our systems, business practices, service offerings or procedures at agent locations. We will also become liable for the failure of our money transfer agents to comply with the rules and will need to establish and implement additional policies, procedures, and oversight measures designed to assure compliance by our agents. The extent of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. We may also be subject to examination by the CFPB. In addition, rules adopted under the Act by other governmental agencies may subject our corporate interest rate and foreign exchange hedging transactions to centralized clearing, centralized trading, collateral posting and other requirements. Also, our Business Solutions business in the United States may be subjected to increased regulatory oversight and licensing requirements relating to the foreign exchange derivative products offered to certain of its customers.

Money Transfer and Payment Instrument Licensing and Regulation

In the United States, most states license money transfer services providers and many exercise authority over the operations of our money transfer services and, as part of this authority, regularly examine us. Many states require us to invest the proceeds of money transfers in highly-rated, investment grade securities, and our use of such investments is restricted to satisfy outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities in compliance with these regulations. The majority of our investment securities, classified within “Settlement assets” in the Consolidated Balance Sheets, are held to comply with state licensing requirements in the United States and had credit ratings of “AA–” or better from a major credit rating agency as of December 31, 2011.

These licensing laws also cover matters such as government approval of controlling shareholders and senior management of our licensed entities, regulatory approval of agents and in some instances their locations, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain certain net worth levels. Many states also require money transmitters and their agents to comply with federal and/or state anti-money laundering laws and regulations.

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

Outside of the United States, our money transfer business is subject to some form of regulation in all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer and controls on the rates of exchange between currencies. They may also include laws and regulations intended to help detect and prevent money laundering or terrorist financing, including reporting requirements similar to those required under the BSA. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services.

The Payment Services Directive (“PSD”), which became effective on November 1, 2009, has changed the payments market in the European Union (“EU”), harmonizing the licensing and certain other requirements for offering payment services within the EU. Previously, those requirements differed significantly among these countries. The PSD, along with similar laws in other jurisdictions, have imposed new rules on payment service providers like Western Union. In particular, Western Union has become responsible for the regulatory compliance of our agents who are engaged by one of our payments institution subsidiaries. The majority of our EU business is managed through our PSD subsidiary, which is regulated by Ireland. Thus, the risk of adverse regulatory action against us because of the actions of our agents in those areas has increased. Under the PSD, we are subject to investment safeguarding rules and periodic examinations similar to those we are subject to in the

United States. These rules have resulted in increased compliance costs and may lead to increased competition in our areas of service. Additional countries may adopt legislation similar to these laws. The PSD, as well as legislation in other countries such as Russia, has also allowed an increased number of non-bank entities to become money transfer agents.

We have developed and continue to enhance global compliance programs to monitor and to address various legal and regulatory requirements. Our money transfer network operates through third-party agents in most countries, and our legal and practical ability to control those agents’ compliance activities is limited. To assist in managing and monitoring money laundering and terrorist financing risks, we have developed and continue to enhance our global compliance programs, including an anti-money laundering compliance program, which comprises policies, procedures, systems and internal controls. We have employees in a number of our offices around the world dedicated to our global compliance program efforts. In connection with an agreement and settlement with the State of Arizona and other states entered into in February 2010, we have funded $71 million, a portion of which was paid to a not-for-profit organization to promote safety and security along the entire United States and Mexico border, with the rest paid to the State of Arizona for its costs associated with this matter. This agreement and settlement also resolved all outstanding legal issues and claims with the State of Arizona. In addition, as part of the agreement and settlement, we have made and expect to make certain investments in our compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. The costs of the investments in our programs and for the monitor are expected to reach up to $23 million over the period from signing to 2013. See also Item 1A, Risk Factors—“Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators” for more information on this agreement and settlement, including the potential impact on our business.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us or our agents or their subagents, including regulations that:

•	prohibit transactions in, to or from certain countries, governments and individuals and entities;

•	impose additional identification, reporting or recordkeeping requirements;

•	limit the types of entities capable of providing money transfer services or impose additional licensing or registration requirements;

•	impose minimum capital or other financial requirements on us or our agents and their subagents;

•	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•	require enhanced disclosures to our money transfer customers;

•	require the principal amount of money transfers originated in a country to be invested in that country or held in trust until they are paid;

•	limit the number or principal amount of money transfers which may be sent to or from the jurisdiction, whether by an individual, through one agent or in aggregate; or

•	impose taxes or fees on money transfer transactions.

Unclaimed Property Regulations

Our Company is subject to unclaimed property laws in the United States and abroad. These laws require us to turn over to certain government authorities the property of others held by our Company that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We hold property subject to unclaimed property laws and we have an ongoing program to comply with the laws. We are subject to audits with regard to our escheatment practices.

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

Banking Regulation

We have subsidiaries that operate under banking licenses granted by the Austrian Financial Market Authority and the Brazilian Central Bank which subject these subsidiaries to Austrian and Brazilian regulations. We are also subject to regulation, examination and supervision by the New York Department of Financial Services (the “Financial Services Department”), which has regulatory authority over our entity that holds all interests in these subsidiaries, a limited liability investment company organized under Article XII of the New York Banking Law. An Agreement of Supervision with the Financial Services Department imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements. Financial Services Department approval is required under the New York Banking Law and the Agreement of Supervision prior to any change in control of the Article XII investment company.

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

Stored-value services offered by Western Union prepaid services are subject to United States federal and state laws and regulations, as well as laws and regulations outside of the United States, related to consumer protection, licensing, escheat and money laundering. As we begin offering similar services internationally, those services may be subject to various country laws. These laws are evolving, and the extent to which they apply to Western Union or its consumers is sometimes unclear. While we are unable to determine the full impact that new laws and changing interpretations may have on these services, recent history suggests that new rules may, among other things, broaden our liability for the services and increase the scope of the information that we and our agents must collect, maintain and report about consumers.

Employees and Labor

As of January 31, 2012, our businesses employed approximately 8,000 employees, of which approximately 6,000 employees are located outside of the United States.

Available Information

The Western Union Company is a Delaware corporation and its principal executive offices are located at 12500 East Belford Avenue, Englewood, CO, 80112, telephone (866) 405-5012. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Financial Information” portion of the Company’s web site, www.westernunion.com, as soon as reasonably practical after they are filed with the SEC. The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Executive Officers of the Registrant

As of February 24, 2012, our executives consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	51	President, Chief Executive Officer and Director

Rajesh K. Agrawal	46	Executive Vice President and President, Western Union Business Solutions

John R. Dye	52	Executive Vice President, General Counsel and Secretary

Robin S. Heller	46	Executive Vice President and Chief Integration Officer

Paula S. Larson	49	Executive Vice President and Chief Human Resources Officer

Scott T. Scheirman	49	Executive Vice President, Chief Financial Officer and Global Operations

Diane Scott	41	Executive Vice President and Chief Marketing Officer and President, Western Union Ventures

Stewart A. Stockdale	50	Executive Vice President and President, Global Consumer Financial Services

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

Rajesh K. Agrawal is our Executive Vice President (from November 2011) and President, Western Union Business Solutions (from August 2011). Prior to August 2011, Mr. Agrawal served as General Manager, Business Solutions since November 2010, and as Senior Vice President of Finance for Business Units, from August 2010 to November 2010. Previously, Mr. Agrawal served as Senior Vice President of Finance of the Company’s Europe, Middle East, and Africa and Asia Pacific regions from July 2008 to August 2010, and as Senior Vice President and Treasurer from August 2006 to May 2008. Mr. Agrawal joined Western Union in 2006.

John R. Dye is our Executive Vice President, General Counsel and Secretary. Prior to taking this position in November 2011, Mr. Dye was Senior Vice President, Interim General Counsel and Corporate Secretary of the Federal Home Loan Mortgage Corporation (“FHLMC”) from July 2011. From July 2007 to July 2011, Mr. Dye served as Senior Vice President, Principal Deputy General Counsel Corporate Affairs, of FHLMC. Prior to joining FHLMC, Mr. Dye served as Associate General Counsel at Citigroup Inc. from August 1999 to July 2007, and as Senior Vice President and Senior Counsel at Salomon Smith Barney from 1994 to 1999. Prior to that time, Mr. Dye was an attorney at the law firm of Brown & Wood.

Robin S. Heller is our Executive Vice President and Chief Integration Officer. Prior to taking this position in January 2012, she was Executive Vice President, Operations and IT since September 2006. From November 2004 to September 2006, she was Senior Vice President, Global Operations for First Data. From July 2003 to November 2004, Ms. Heller served in a similar capacity with Western Union. Prior to that time, she was Senior Vice President, Sales, Marketing and Operations for Western Union Commercial Services from July 2002 until June 2003 and Senior Vice President, Operations and Client Management for Integrated Payment Systems Inc. (“IPS”), a First Data subsidiary, from July 2000 until June 2002. Ms. Heller joined First Data in 1988.

Paula S. Larson is our Executive Vice President and Chief Human Resources Officer. Prior to taking this position in November 2011, Ms. Larson was Chief Human Resources Officer for Invensys Plc from April 2005 to March 2011. Prior to that time, Ms. Larson held various senior human resources positions at Eaton Corporation and subsidiaries of General Electric Company.

Scott T. Scheirman is our Executive Vice President, Chief Financial Officer and Global Operations. Mr. Scheirman has been the Executive Vice President, Chief Financial Officer since September 2006 and assumed the additional responsibilities of Global Operations in January 2012. In addition, from June 2011 through November 2011, Mr. Scheirman served as interim Chief Human Resources Officer for the Company. Prior to becoming the Executive Vice President, Chief Financial Officer in September 2006, Mr. Scheirman held a variety of positions with increasing responsibility at First Data, including Senior Vice President and Chief Financial Officer for Western Union from 1999 to September 2006. Prior to joining First Data in 1992, Mr. Scheirman was with Ernst & Young LLP.

Diane Scott is our Executive Vice President and Chief Marketing Officer (from April 2011) and President, Western Union Ventures (from August 2011). Prior to April 2011, Ms. Scott was Senior Vice President, Marketing, Americas since March 2009. From March 2008 to March 2009, Ms. Scott served as Vice President, Marketing Services, and General Manager, Domestic Money Transfer. From March 2007 to March 2008, Ms. Scott served as Vice President, Domestic Money Transfer and Marketing Services, and from January 2005 to March 2007, she served as Vice President and General Manager, Domestic Money Transfer. Ms. Scott joined Western Union in 2001.

Stewart A. Stockdale is our Executive Vice President and President, Global Consumer Financial Services. Prior to taking this position in April 2011, Mr. Stockdale served as President, Americas and Executive Vice President, Global Cards and Global Key Accounts, from January 2010, and as Executive Vice President and President, Americas from November 2008 to January 2010. From June 2008 to November 2008, Mr. Stockdale served as Executive Vice President and President, United States and Canada, with Western Union. Prior to joining Western Union in June 2008, Mr. Stockdale served as the President of Simon Brand Ventures and as Chief Marketing Officer of Simon Property Group since 2002.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business, financial condition and results of operations, some of which are beyond our control. These risks include, but are not limited to, the risks described below. Such risks are grouped according to:

•	Risks Relating to Our Business and Industry;
•	Risks Related to Our Regulatory and Litigation Environment; and
•	Risks Related to the Spin-Off.

You should carefully consider all of these risks.

Risks Relating to Our Business and Industry

If consumers’ confidence in our business or in traditional money transfer and payment service providers generally deteriorates, our business, financial condition and results of operations could be adversely affected.

Our business is built on consumers’ confidence in our brands and our ability to provide fast, reliable money transfer and payment services. Erosion in consumers’ confidence in our business, or in traditional money transfer and payment service providers as a means to transfer money, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition and results of operations.

A number of factors could adversely affect consumers’ confidence in our business, or in traditional money transfer and payment service providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•	changes or proposed changes in laws or regulations that have the effect of making it more difficult for consumers to transfer money using traditional money transfer and payment service providers;

•	failure of our agents or subagents to deliver services in accordance with our requirements;

•	reputational concerns resulting from actual or perceived events;

•

actions by federal, state or foreign regulators that interfere with our ability to transfer consumers’ money reliably, for example, attempts to seize money transfer funds, or limit our ability to or prohibit us from transferring money in certain corridors;

•	federal, state or foreign legal requirements, including those that require us to provide consumer data to a greater extent than is currently required;

•

any significant interruption in our systems, including by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or disruptions in our workforce; and

•	any breach of our security policies or legal requirements resulting in a compromise of consumer privacy or data use and security.

Many of our money transfer consumers are migrants. Consumer advocacy groups or governmental agencies could consider migrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If consumer advocacy groups are able to generate widespread support for positions that are detrimental to our business, then our business, financial condition and results of operations could be adversely affected.

Difficult conditions in global financial markets, global economic downturns and financial market disruptions could adversely affect our business, financial condition and results of operations.

The global capital and credit markets have experienced in recent years, and in the future may experience, unprecedented volatility and disruption and we face certain risks relating to such events, including:

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

•

Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor, “We face credit, liquidity and fraud risks from our agents, consumers and businesses that could adversely affect our business, financial condition and results of operations.”

•	The market value of the securities in our investment portfolio may substantially decline. The impact of that decline in value may adversely affect our results of operations and financial condition.

•

The counterparties to the derivative financial instruments that we use to reduce our exposure to various market risks, including changes in interest rates and foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. That failure could have an adverse effect on our financial condition and results of operations.

•

We aggregate our foreign exchange exposures in our Business Solutions business, including the exposure generated by the derivative contracts we write to our customers as part of our cross-currency payments business, and typically hedge the net exposure through offsetting contracts with established financial institution counterparties. If our customers fail to honor their obligations or if the counterparties to our offsetting positions fail to honor their obligations, our business, financial condition and results of operations could be adversely affected.

•

We may be unable to refinance our existing indebtedness as it becomes due or we may have to refinance on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other purposes.

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

•

Banks upon which we rely to conduct our business could fail or be unable to satisfy their obligations to us. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.

•	If market disruption and volatility occurs, we could experience difficulty in accessing capital and our business, financial condition and results of operations could be adversely impacted.

Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition and results of operations.

An increasing portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in foreign currencies. Our Business Solutions business provides currency conversion and, in certain countries, foreign exchange hedging services to its customers, further exposing us to foreign currency exchange risk. In order to mitigate these risks, we enter into derivative contracts. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates.

Our foreign exchange risk is greater, and our foreign exchange risk management is heightened, in our Business Solutions business. The significant majority of Business Solutions’ revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers. The duration of these derivatives contracts is generally nine months or less. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. If we are unable to obtain offsetting positions, our business, financial condition and results of operations could be adversely affected.

A significant portion of our revenue is generated outside of the United States and much of the cash and cash equivalents from this business are held by our foreign entities. Repatriating these funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at foreign tax rates that are relatively low compared to our combined federal and state tax rates in the United States. If repatriation of these funds is required or if a change in legislation requires a different tax treatment, our business, financial condition and results of operations could be adversely impacted. For further discussion regarding the risk that our future effective tax rates could be adversely impacted by changes in tax laws, both domestically and internationally, see risk factor “Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense” below.

Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Occasionally agents have been required by their regulators to cease offering our services, see risk factor “Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting our agents or subagents could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations and financial condition” below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or our ability to recoup funds that have been advanced to international agents or are held by our subsidiaries and could adversely affect our business, financial condition and results of operations. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

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

Our consumer-to-consumer money transfer business relies in large part on migration, which brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws, and political or other events (such as war, terrorism or health emergencies) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial condition and results of operations.

Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. Reduced job opportunities, especially in construction, manufacturing, hospitality, agriculture and retail, or overall weakness in the world’s economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions, our results of operations may be adversely affected.

Our ability to adapt technology in response to changing industry and consumer needs or trends poses a challenge to our business.

Our ability to compete in the markets we serve may be threatened by change, including changes in technology, changes with respect to consumer needs, competition and industry standards. We actively seek solutions that respond in a timely manner to new technology-based money transfer services such as Internet, phone-based money transfer services and prepaid, stored-value and other card-based money transfer services. Failure to respond well to these challenges could adversely impact our business, financial condition and results of operations. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternative, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than the model offered by our traditional cash/agent model.

Acquisitions and integration of new businesses create risks and may affect operating results.

We have acquired and may acquire businesses both inside and outside the United States. The acquisition and integration of businesses involve a number of risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). In addition, the need in some cases to improve regulatory compliance standards is another risk associated with acquiring companies, see “Risks Related to Our Regulatory and Litigation Environment” below. Acquisitions often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;

•	managing multi-jurisdictional operating, tax and financing structures;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	integrating the acquired technologies into our Company;

•	realization of anticipated financial benefits from these acquisitions and where necessary, improving internal controls of these acquired businesses;

•	complying with regulatory requirements;

•	fluctuations in currency exchange rates;

•	enforcement of intellectual property rights in some foreign countries;

•	difficulty entering new markets with the services of the acquired businesses; and

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

Integrating operations could cause an interruption of, or divert resources from, one or more of our businesses and could result in the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with an acquisition and the integration of the acquired company’s operations could have an adverse effect on our business, financial condition and results of operations.

As of December 31, 2011, we had $3,198.9 million of goodwill comprising approximately 35% of our total assets. An impairment review of goodwill is conducted at least once a year (including qualitative and quantitative assessments) to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The assessment of goodwill will be performed more frequently than once a year if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. If we are unsuccessful in integrating the businesses we have acquired or acquire in the future, or if these acquired businesses experience declines in operating income or cash flows, adverse changes in the business climate, or if we are unable to successfully execute our strategy for these businesses, we may be required to write down the goodwill on our balance sheet associated with these acquisitions, which could have an impact on our financial condition and results of operations in future periods.

We face credit, liquidity and fraud risks from our agents, consumers and businesses that could adversely affect our business, financial condition and results of operations.

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

From time to time, we have made, and may in the future make, short-term advances and longer term loans to our agents. These advances and loans generally are secured by settlement funds payable by us to these agents. However, the failure of these borrowing agents to repay these advances and loans constitutes a credit risk to us.

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

We offer consumers, primarily in the United States, the ability to transfer money utilizing their credit or debit card via the Internet and phone. Because these are not face-to-face transactions, these transactions involve a greater risk of fraud. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. We may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties escalate over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation, business, financial condition and results of operations.

We collect, transfer and retain consumer, business, employee and agent data as part of our business. These activities are subject to laws and regulations in the United States and other jurisdictions, see risk factor “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition” below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. We have developed and maintain technical and operational safeguards designed to comply with applicable legal requirements. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or improperly obtain or disclose data about our consumers, business customers, agents and/or employees. Further, because some data is collected and stored by third parties, it is possible that a third party could intentionally or negligently disclose personal data in violation of law. Also, in some jurisdictions we transfer data related to our employees, business customers, consumers, agents and potential employees to third-party vendors in order to perform due diligence and for other reasons. It is possible that a vendor could intentionally or inadvertently disclose such data. Any breach of our security policies or applicable legal requirements resulting in a compromise of consumer, business, employee or agent data could require us to notify impacted individuals, and in some cases regulators, of a possible or actual breach, expose us to regulatory enforcement action, including fines, limit our ability to provide services, subject us to litigation and/or damage our reputation.

Interruptions in our systems or disruptions in our workforce may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of consumers. These systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control or that of our service providers. Although we have taken steps to prevent systems disruptions, our measures may not be successful and we may experience problems other than system disruptions. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of which are located outside the United States, who support our systems or perform any of our major functions could adversely affect our business.

If we are unable to maintain our agent, subagent or global business payments networks under terms consistent with those currently in place, or if our agents or subagents fail to comply with Western Union business and technology standards and contract requirements our business, financial condition and results of operations would be adversely affected.

Most of our consumer-to-consumer revenue is derived through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. Transaction volumes at existing agent and subagent locations often increase over time and new agents and subagents provide us with additional revenue. If, due to competition or other reasons, agents or subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest or changes in the economy. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

We rely on our agents’ information systems and/or processes to obtain transaction data. If an agent or subagent loses information, if there is a significant disruption to the information systems of an agent or subagent, or if an agent or subagent does not maintain the appropriate controls over their systems, we may experience reputational harm which could result in losses to the Company.

We have relationships with more than 10,000 consumer payments businesses to which our customers can make payments. These relationships are a core component of our global business payments services, and we derive a substantial portion of our global business payments revenue through these relationships. If we are unable to sign new relationships or maintain our current relationships under terms consistent with those currently in place, our revenue and profit growth rates may be adversely affected.

Our business, financial condition and results of operations could be harmed by adverse rating actions by credit rating agencies.

If our credit ratings are downgraded, or if they are placed under review or given a negative outlook, our business, financial condition and results of operations could be adversely affected and perceptions of our financial strength could be damaged, which could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices. In addition, an adverse credit rating by a rating agency, such as a downgrade or negative outlook, could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, a significant downgrade could increase our costs of borrowing money, adversely affecting our business, financial condition and results of operations.

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers and a number of other types of service providers, including electronic and Internet providers. Our continued growth depends on our ability to compete effectively in the industry.

Money transfer and global business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include banks, credit unions, automated teller machine providers and operators, card associations, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, web-based services, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges and traditional money transfer companies. These services are differentiated by features and functionalities such as speed, convenience, network size, hours of operations, loyalty programs, reliability and price. Our continued growth depends on our ability to compete effectively in these industries. We have made periodic pricing decreases in response to competition and to implement our brand investment strategy, which includes better meeting consumer needs, maximizing market opportunities and strengthening our overall competitive positioning. Pricing decreases generally reduce margins, but are done in anticipation that they will result in increased transaction volumes. In addition, failure to compete on service differentiation could significantly affect our future growth potential and results of operations.

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

Our ability to remain competitive depends in part on our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims.

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

Our intellectual property rights are an important element in the value of our business. Our failure to take appropriate actions against those who infringe upon our intellectual property could adversely affect our business, financial condition and results of operations.

The laws of certain foreign countries in which we do business either do not recognize intellectual property rights or do not protect them to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings in the United States or in foreign countries could impair our ability to sell our services or license or protect our intellectual property, which could adversely affect our business, financial condition and results of operations.

We have been, are and in the future may be, subject to claims alleging that our technology or business methods infringe patents owned by others, both inside and outside the United States. Unfavorable resolution of these claims could require us to change how we deliver a service, result in significant financial consequences, or both, which could adversely affect our business, financial condition and results of operations.

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

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2011, the total amount of unrecognized tax benefits is a liability of $144.4 million, including accrued interest and penalties. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows. For example, we recently reached an agreement with the United States Internal Revenue Service (“IRS”) resolving substantially all of the issues related to the restructuring of our international operations in 2003, which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter and will require cash payments to the IRS and various state tax authorities of approximately $190 million. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Capital Resources and Liquidity.

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

As of December 31, 2011, we held $1.3 billion in investment securities, substantially all of which are state and municipal debt securities. The majority of this money represents the principal of money transfers sent by consumers and money orders issued by us to consumers in the United States. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. As of December 31, 2011, the majority of our investment securities had credit ratings of “AA–” or better from a major credit rating agency. Despite those ratings, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling approximately $301.7 million as of December 31, 2011. The fair value of these assets held in the trust are compared to the plan’s projected benefit obligation to determine the pension liability of $112.7 million recorded within “Other liabilities” in our Consolidated Balance Sheet as of December 31, 2011. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2011, we had approximately $3.6 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future.

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

Risks Related to Our Regulatory and Litigation Environment

As described under Item 1 of Part I, our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states (including licensing requirements), many localities and many other countries and jurisdictions, such as the European Union. Regulations to which we are subject include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer, payment instrument, and foreign exchange derivative licensing regulations, unclaimed property laws, competition laws and laws covering consumer privacy, data protection and information security. The failure by us, our agents or subagents to comply with any such laws or regulations could have an adverse effect on our business, financial condition and results of operations and could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

Our business is subject to a wide range of laws and regulations intended to help detect and prevent money laundering, terrorist financing, fraud and other illicit activity. Failure by us, our agents or our subagents to comply with those laws and regulations could have an adverse effect on our business, financial condition and results of operations.

Our services are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the United States Treasury Department’s Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements—by us or by our agents or their subagents (each of whom are third parties over which we have limited legal and practical control) could result in the suspension or revocation of a license or registration required to provide money transfer services, the limitation, suspension or termination of services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, such as the Bribery Act in the United Kingdom, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in virtually every country of the world, we face a higher risk associated with FCPA and United Kingdom Bribery Act compliance than many other companies. Any determination that we have violated these laws could have an adverse effect on our business, financial condition and results of operations.

In addition, our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001, and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”). We have subsidiaries that are subject to banking regulations, primarily those in Brazil and Austria. These subsidiaries are also subject to regulation, examination and supervision by the New York Department of Financial Services. Under the Payment Services Directive (“PSD”) in the European Union (“EU”), which became effective in late 2009, and similar legislation enacted or proposed in other jurisdictions, we have and will increasingly become directly subject to reporting, recordkeeping and anti-money laundering regulations. These laws could also increase competition in some or all of our areas of service.

The remittance industry has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. While we believe our fraud prevention efforts are effective and comply with applicable law and best practices, the ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers during economically difficult times, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds or a change in laws or their interpretation could have an adverse effect on our business, financial condition and results of operations.

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws, regulations and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, changes in laws, regulations and industry practices and standards imposed by state, federal or international governments and expectations regarding our compliance efforts, are impacting the manner in which we operate our business and may change the competitive landscape and adversely affect our financial results. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has and may continue to affect the manner in which we provide our services, see risk factor “The Dodd-Frank Act, as well as the regulations required by that Act and the creation of the Consumer Financial Protection Bureau could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition.” Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States may subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, mandate additional taxes or fees to be imposed upon consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition and results of operations could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties.

For example, our business is currently being affected by on-going changes to our compliance procedures related to our agreement and settlement with the State of Arizona. See risk factor “Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators.” Due to regulatory initiatives, we will continue to evolve our business model and practices along the United States and Mexico border, including in the southwestern region of the United States. Such changes will likely have an adverse effect on our revenues, profits, and business operations.

In addition, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. At least two foreign countries have enacted rules imposing taxes or fees on certain money transfer transactions, as well. Although money transfer services themselves are not generally subject to sales tax on money transfer services elsewhere in the United States, the current budget shortfalls in many jurisdictions, combined with continued federal inaction on comprehensive immigration reform, may lead other states or localities to impose similar taxes or fees. Similar circumstances in foreign countries could invoke similar consequences. A tax or fee exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes or fees.

Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. For example, Pakistan subsidizes certain remittances into the country from Pakistanis working abroad. We do not participate in this program, but remittance companies accepting the subsidy are prohibited from charging fees to the sender or receiver. Such initiatives may have an adverse impact on our business, financial condition and results of operations.

Regulators around the world increasingly look at each other’s approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. This includes the interpretation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Similarly, new laws and regulations in a country, state or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any one new law or regulation are magnified by the potential they have to be replicated, affecting our business in another place or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees and other important aspects of our business, with the same effect. Either of these eventualities could materially and adversely affect our business, financial condition and results of operations.

Our agents’ or subagents’ failure to comply with federal and laws and regulations as well as laws and regulations outside the United States could have an adverse effect on our business, financial condition and results of operations.

Any determination that our agents or subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or subagents to comply with laws which also could have an adverse effect on our business, financial condition and results of operations.

For example, under the PSD, Western Union is responsible for the compliance of its agents who are engaged by one of our payments institution subsidiaries. The majority of our EU business is managed through our PSD subsidiaries. Thus, the risk of adverse regulatory action against Western Union because of actions by its agents in those areas has increased.

We may become liable for the failure of our money transfer agents to comply with the Act, the extent of which liability will be determined by rules not yet finalized. In addition, the Consumer Financial Protection Bureau (the “CFPB”) created by the Act has recently issued regulations implementing remittance provisions of the Act, which will impose responsibility on us for any related compliance failures of our agents.

The changes associated with the PSD, the Act and similar legislation enacted or proposed in other countries could result in increased costs to comply with the new requirements, or in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition and results of operations. Additional countries may adopt similar legislation.

Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting our agents or subagents could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

Our agents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. A material change in the regulatory requirements for offering money transfer services in a jurisdiction important to our business could mean increased costs and/or operational demands on our agents and subagents, which could result in their attrition, a decrease in the number of locations at which money transfer services are offered and other negative consequences. The regulatory status of our agents could affect their ability to offer our services. For example, our agents in the United States are considered Money Service Businesses, or “MSBs,” under the BSA. An increasing number of banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. Furthermore, some of our domestic and international agents have had difficulty establishing or maintaining banking relationships due to the banks’ policies. If a significant number of agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services.

The types of enterprises that are legally authorized to act as our agents vary significantly from one country to another. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents. For example, a requirement that a money transfer provider be a bank or other highly regulated financial entity could increase significantly the cost of providing our services in many countries where that requirement does not exist today or could prevent us from offering our services in an affected country. Further, any changes in law that would require us to provide directly the money transfer services to consumers as opposed to through an agent network (which would effectively change our business model) or that would prohibit or impede the use of subagents could significantly adversely impact our ability to provide our services, and/or the cost of our services, in the relevant jurisdiction. Changes mandated by laws which make Western Union responsible for any acts of its agents while they are providing the Western Union money transfer service increase our risk of regulatory liability and our costs to monitor our agents’ performance.

Although most of our Orlandi Valuta and Vigo branded agents are not exclusive, most of our Western Union branded agents offer our services on an exclusive basis—that is, they have agreed by contract not to provide any non-Western Union branded money transfer services. While we expect to continue signing agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Recently, several countries in Eastern Europe, the Commonwealth of Independent States, Africa and South Asia, including India, have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations (“NGOs”) and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusivity continue to push for enactment of similar laws in other jurisdictions. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements. For example, we recently entered into a non-exclusive arrangement with our Mexican agent, Elektra del Milenio de C.V. The inability to enter into exclusive arrangements or to enforce our exclusivity rights under our contracts could adversely affect our operations and revenue by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators.

In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (“DOJ”) served one of our subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers, including related foreign exchange rates, from the United States to the Dominican Republic from 2004 through the date of subpoena. The Company is cooperating fully with the DOJ investigation. Due to the stage of the investigation, we are unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against us. Should such charges or claims be brought, we could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on our business, financial condition and results of operations.

On February 11, 2010, we signed an agreement and settlement, which resolved all outstanding legal issues and claims with the State of Arizona and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The agreement also required us to make payments to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, we have made and expect to make certain investments in and changes to our compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. The costs of the investments in our programs and for the monitor are expected to reach up to $23 million over the period from signing to 2013. The monitor has made a number of recommendations related to our compliance programs.

We are in the process of making certain changes to our compliance program for transactions from the United States to Mexico, including:

•	revisions to agent agreements to increase our ability to oversee the compliance of our agents and subagents;
•	reduced thresholds at which our consumers are required to provide identification for transactions from certain states along the United States southwest border; and
•

enhancement of our information systems including migrating customer information for our Western Union, Orlandi Valuta and Vigo brands onto a common database and migrating to a standard point of sale system.

Such changes will likely have an adverse effect on our United States to Mexico business. Any additional changes that we elect or are required to make in the United States to Mexico corridor, or similar changes that we may elect or be required to make in other corridors, could have a material adverse effect on our business, financial condition or results of operations.

Over the past several years, we have entered into consent agreements with federal and state authorities, including FinCEN, the New York Department of Financial Services, the California Department of Financial Institutions and the Arizona Department of Financial Institutions, relating to the BSA and anti-money laundering requirements and related consumer identification matters. These agreements required us to pay civil penalties and to take certain measures to enhance our compliance with recordkeeping, reporting, training and agent oversight requirements under applicable state and federal law. The consent agreements with the New York Department of Financial Services and the California Department of Financial Institutions were lifted during 2008. However, the financial services industry and businesses like ours continue to be under significant federal and state regulatory scrutiny with respect to the BSA and anti-money laundering compliance matters. It is possible that as a result of periodic examinations or otherwise, we could be subject to deficiency findings, fines, criminal penalties, asset seizures or enforcement actions that could adversely affect our business, financial condition and results of operations.

Western Union has received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into whether the Company took adequate steps to help prevent consumer fraud from 2010 to 2011. The Civil Investigative Demands seek information and documents relating to consumer fraud complaints that the Company has received and the Company’s procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, we could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices that could have a material adverse effect on our business, financial condition, and results of operations.

The Dodd-Frank Act, as well as the regulations required by that Act and the creation of the Consumer Financial Protection Bureau could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition.

The Act, which became law in the United States on July 21, 2010, calls for significant structural reforms and new substantive regulation across the financial services industry. In addition, the Act created the CFPB, whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The CFPB will create additional regulatory oversight for us. The Act and actions by the CFPB could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, impacting the value of our assets, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make our products less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business.

The CFPB has recently issued regulations implementing the remittance provisions of the Act. These regulations, which become effective in February 2013, will impact our business in a variety of areas. These include a requirement to provide enhanced pre-transaction disclosures; an obligation to resolve various errors, including certain errors that may be outside of a remittance provider’s control; and an obligation to cancel certain transactions at a consumer’s request. These requirements and other potential changes under CFPB regulations could adversely affect our operations and financial results and change the way we operate our business.

We may also be subject to examination by the CFPB, which has initiated a rulemaking process to define “larger participants of a market for other consumer financial products or services.” Companies that are included in a final rule will be subject to direct supervision by the CFPB, which may involve providing reports to the CFPB and being examined by the CFPB. The scope, frequency, and details of these reports and examinations are still being developed by the CFPB. In addition, the CFPB has broad authority to enforce consumer financial laws. In July 2011, many consumer financial protection functions formerly assigned to the federal banking agency and other agencies were transferred to the CFPB. The CFPB has a large budget and staff, and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB's authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB's authority to limit or ban pre-dispute arbitration clauses.

Furthermore, rules adopted under the Act by governmental agencies may subject our corporate interest rate and foreign exchange hedging transactions to centralized clearing, centralized trading, collateral posting and other requirements. Also, our Business Solutions business in the United States may be subjected to increased regulatory oversight and licensing requirements relating to the foreign exchange derivative products offered to certain of its customers. In addition, the Act establishes a Financial Stability Oversight Counsel that is authorized to designate as “systemically important” non-bank financial companies and payment systems. Companies designated under either standard will become subject to new regulation and regulatory supervision. If we were designated under either standard, the additional regulatory and supervisory requirements could result in costly new compliance burdens that could negatively impact our business.

The effect of the Act and the CFPB on our business and operations will be significant, in part because some of the Act’s implementing regulations have not been issued and the function and scope of the CFPB, the reactions of our competitors and the responses of consumers and other marketplace participants are uncertain.

Western Union has been the subject of class-action litigation, and remains the subject of other litigation.

Western Union has been the subject of class-action litigation in the United States, alleging that its foreign exchange rate disclosures failed to adequately inform consumers about the revenue that Western Union and its agents derive from international remittances. These suits were all settled in or before 2004, without an admission of liability, and we have made changes in our advertising and consumer forms. Recent changes in law will require, and future changes in law or future litigation or regulatory action may require, that we modify our disclosures or our practices further. These modifications could be costly to implement, restrict our ability to advertise or promote our services, limit the amount of our foreign exchange income and/or change our consumers’ behavior.

In addition, as a Company that provides global financial services primarily to consumers, we could be subject to future class-action lawsuits, other litigation or regulatory action alleging violations of consumer protection or other laws. We also are subject to claims asserted by consumers based on individual transactions.

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that we use the unredeemed funds to generate income until the funds are escheated to state governments. For more information, see Note 6 to our Consolidated Financial Statements in Item 8 of Part II.

Additional civil actions or any criminal actions could adversely affect our business, financial condition and results of operations.

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

We are subject to requirements relating to privacy and data use and security under federal, state and foreign laws. Failure to comply with existing privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to certain United States federal, state and local, as well as certain foreign government agencies when required by law. In recent years, these agencies have increased their requests for such information from us and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing. During the same period, there has also been increased public attention regarding the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals—the prevention of money laundering, terrorist financing and identity theft and the protection of the individual’s right to privacy—may conflict, and the law in these areas is not consistent or settled.

We are subject to unclaimed property laws, and differences between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows.

We are subject to unclaimed property laws in the United States and abroad which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers. We hold property subject to unclaimed property laws and we have an ongoing program to comply with those laws. In addition, we are subject to audits with regard to our escheatment practices. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows. See “Unclaimed Property Regulations” for further discussion.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial condition and results of operations.

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We have substantial indebtedness as of December 31, 2011, which could make it more difficult to meet these requirements if such requirements are increased. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of settlement assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as settlement assets or these regulators could require our regulated subsidiaries to maintain higher levels of settlement assets. Any change or increase in these requirements could have a material adverse effect on our business, financial condition and results of operations.

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

With respect to taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion) (“Spin-off Related Taxes”), we, one of our affiliates or any person that, after the Spin-off, is an affiliate thereof, will be liable to First Data for any such Spin-off Related Taxes attributable solely to actions taken by or with respect to us. In addition, we will also be liable for 50% of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement. If we are required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have an adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Properties and Facilities

As of December 31, 2011, we have offices in approximately 60 countries, which includes five owned facilities and approximately 25 United States and 400 international leased properties. Our owned facilities include our corporate headquarters located in Englewood, Colorado.

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

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our facility requirements and may acquire new facilities to meet the needs of our business or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.	LEGAL PROCEEDINGS

Western Union has received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into whether the Company took adequate steps to help prevent consumer fraud from 2010 to 2011. The Civil Investigative Demands seek information and documents relating to consumer fraud complaints that the Company has received and the Company’s procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, we could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices, that could have a material adverse effect on our business, financial condition, and results of operations.

In October 2011, Elektra del Milenio de C.V. (“Elektra”), the Company’s largest agent in Mexico, served a Demand for Arbitration on two of the Company's subsidiaries, alleging that the Company’s subsidiaries intentionally breached obligations relating to exclusivity in the parties’ International Money Transfer Agreement. Elektra claimed that the alleged breach caused it to lose profits that it would otherwise have earned from offering the Company’s services or other money transfer services. The Company’s subsidiaries responded to the Demand for Arbitration. In February 2012, all claims relating to this matter were resolved through a confidential settlement in which no party admitted fault.

On July 26, 2010, U.F.C.W. Local 1776 & Participating Employers Pension Fund filed a Verified Shareholder Double Derivative Complaint and Jury Demand in United States District Court for the District of Colorado, alleging that the Company’s Board of Directors failed to appropriately oversee the Company’s compliance program, particularly in regard to the alleged deficiencies which resulted in the Company’s agreement and settlement with the State of Arizona and other states in early 2010. In addition to naming the Company’s Board members as individual defendants, the complaint names the Company and its subsidiary Western Union Financial Services, Inc. as nominal defendants. The complaint seeks damages from the individual defendants for breach of fiduciary duty and waste of corporate assets and an order requiring various corrective measures. On September 10, 2010, the United States District Court for the District of Colorado dismissed the complaint for lack of subject matter jurisdiction. On September 23, 2010, the plaintiff re-filed the complaint in Maricopa County Superior Court in Arizona. The complaint was removed to the United States District Court for the District of Arizona. On September 29, 2011, the Court denied Defendants’ motion to dismiss on jurisdictional grounds. On December 15, 2011, the Company and Western Union Financial Services, Inc. filed a Notice of Settlement. The terms of the settlement are set forth in a Memorandum of Understanding attached to the Notice of Settlement and include corporate governance changes that the Company and Western Union Financial

Services, Inc. have agreed to make relating to anti-money laundering monitoring. The Memorandum of Understanding also indicates that the individual defendants deny any wrongdoing or liability with respect to the plaintiff’s claims and that the settlement does not constitute an admission of liability of wrongdoing by any party. None of the defendants will be required to pay monetary damages. The plaintiff’s counsel is seeking attorney’s fees and expenses from the Company not to exceed $850,000. Defendants have agreed not to oppose the amount of a requested fee and expense award up to that amount. The settlement and the attorney’s fee and expense award are subject to the approval of the United States District Court for the District of Arizona.

In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (“DOJ”) served one of the Company’s subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers, including related foreign exchange rates, from the United States to the Dominican Republic from 2004 through the date of subpoena. The Company is cooperating fully with the DOJ investigation. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is a party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 4,763 stockholders of record as of February 17, 2012. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock Market Price		Dividends Declared per Share
	High	Low
2011

First Quarter	$22.03	$18.39	$0.07
Second Quarter	21.88	19.22	0.08
Third Quarter	20.54	15.00	0.08
Fourth Quarter	18.48	14.55	0.08

2010
First Quarter	$20.26	$15.68	$0.06
Second Quarter	19.57	14.83	0.06
Third Quarter	17.86	14.65	0.06
Fourth Quarter	18.97	17.33	0.07

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2011:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 1 – 31	3,555	$17.99	—	$615.5
November 1 – 30	—	—	—	$615.5
December 1 – 31	—	—	—	$615.5

Total	3,555	$17.99	—

*

These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**

On February 1, 2011, the Board of Directors authorized $1 billion of common stock repurchases through December 31, 2012, of which $615.5 million remains available as of December 31, 2011. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Note 16 of our Consolidated Financial Statements for information related to our equity compensation plans.

Dividend Policy

During 2011, the Board of Directors declared quarterly cash dividends of $0.08 per common share payable on December 30, 2011, October 7, 2011 and June 30, 2011, and $0.07 per common share payable on March 31, 2011. During 2010, the Board of Directors declared quarterly cash dividends of $0.07 per common share payable on December 31, 2010, and $0.06 per common share payable on October 14, 2010, June 30, 2010 and March 31, 2010. The declaration and amount of future dividends will be determined by the Board of Directors and will depend on our financial condition, earnings, capital requirements, regulatory constraints, industry practice and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends in future periods will be dependent on our receiving dividends from our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends may be restricted.

On February 7, 2012, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on March 30, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The financial information in this Annual Report on Form 10-K is presented on a consolidated basis and includes the accounts of the Company and our majority-owned subsidiaries. Our selected historical financial data are not necessarily indicative of our future financial condition, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(in millions, except per share data)	2011	2010	2009	2008	2007
Statements of Income Data:
Revenues (a)	$5,491.4	$5,192.7	$5,083.6	$5,282.0	$4,900.2
Operating expenses (b) (c) (d)	4,106.4	3,892.6	3,800.9	3,927.0	3,578.2
Operating income (a) (b) (c) (d)	1,385.0	1,300.1	1,282.7	1,355.0	1,322.0
Interest income (e)	5.2	2.8	9.4	45.2	79.4
Interest expense (f)	(181.9)	(169.9)	(157.9)	(171.2)	(189.0)
Other income/(expense), net, excluding interest income and interest expense (g)	66.3	12.2	(2.7)	9.7	10.0
Income before income taxes (a) (b) (c) (d) (e) (f) (g)	1,274.6	1,145.2	1,131.5	1,238.7	1,222.4
Net income (a) (b) (c) (d) (e) (f) (g) (h)	1,165.4	909.9	848.8	919.0	857.3
Depreciation and amortization	192.6	175.9	154.2	144.0	123.9

Cash Flow Data:
Net cash provided by operating activities (i)	1,174.9	994.4	1,218.1	1,253.9	1,103.5
Capital expenditures (j)	(162.5)	(113.7)	(98.9)	(153.7)	(192.1)
Common stock repurchased (k)	(803.9)	(581.4)	(400.2)	(1,314.5)	(726.8)

Earnings Per Share Data:
Basic (a) (b) (c) (d) (e) (f) (g) (h) (k)	$1.85	$1.37	$1.21	$1.26	$1.13
Diluted (a) (b) (c) (d) (e) (f) (g) (h) (k)	$1.84	$1.36	$1.21	$1.24	$1.11
Cash dividends to stockholders per common share (l)	$0.31	$0.25	$0.06	$0.04	$0.04

Key Indicators (unaudited):
Consumer-to-consumer transactions (m)	225.8	213.7	196.1	188.1	167.7
Global business payments transactions (n)	425.0	404.9	414.8	412.1	404.5

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Settlement assets	$3,091.2	$2,635.2	$2,389.1	$1,207.5	$1,319.2
Total assets	9,069.9	7,929.2	7,353.4	5,578.3	5,784.2
Settlement obligations	3,091.2	2,635.2	2,389.1	1,207.5	1,319.2
Total borrowings	3,583.2	3,289.9	3,048.5	3,143.5	3,338.0
Total liabilities	8,175.1	7,346.5	6,999.9	5,586.4	5,733.5
Total stockholders’ equity/(deficiency)	894.8	582.7	353.5	(8.1)	50.7

(a)

Revenue for the years ended December 31, 2011, 2010 and 2009 included $129.9 million, $111.0 million and $30.8 million, respectively, of revenue related to the Custom House acquisition in September 2009, which has subsequently been rebranded to “Western Union Business Solutions.” Revenue for the year ended December 31, 2011 included $35.2 million of revenue related to Travelex Global Business Payments (“TGBP”), which was acquired in November 2011.

(b)

Our stock-based compensation expense in 2007 included a charge of $22.3 million related to the vesting of the remaining converted unvested Western Union stock-based awards upon the completion of the acquisition of First Data Corporation on September 24, 2007 by an affiliate of Kohlberg Kravis Roberts & Co.

(c)

Operating expenses for the years ended December 31, 2011 and 2010 included $46.8 million and $59.5 million of restructuring and related expenses, respectively, associated with a restructuring plan designed to reduce overall headcount and migrate positions from various facilities, primarily within the United States and Europe, to regional operating centers. Operating expenses for the year ended December 31, 2008 included $82.9 million of restructuring and related expenses associated with the closure of our facilities in Missouri and Texas and other reorganization plans. No restructuring and related expenses were incurred during 2009 or 2007.

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

(e)	Interest income consists of interest earned on cash balances not required to satisfy settlement obligations and in connection with loans previously made to certain existing agents.

(f)	Interest expense primarily relates to our outstanding borrowings.

(g)

In 2011, we recognized gains of $20.5 million and $29.4 million, in connection with the remeasurement of our former equity interests in Finint, S.r.l. and Angelo Costa, S.r.l., respectively, to fair value. These equity interests were remeasured in conjunction with our purchases of the remaining interests in these entities that we previously did not hold. Additionally, in 2011, we recognized a $20.8 million net gain on foreign currency forward contracts with maturities of less than one year entered into in order to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition. In 2009, given the increased uncertainty, at that time, surrounding the numerous third-party legal claims associated with our receivable from the Reserve International Liquidity Fund, Ltd., we reserved $12.0 million representing the estimated impact of a pro-rata distribution. In 2010, we recorded a recovery of this reserve of $6.3 million due to the final settlement of this receivable.

(h)

In December 2011, we reached an agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we recognized a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter.

(i)

Net cash provided by operating activities decreased during the year ended December 31, 2010, primarily due to a $250 million tax deposit made relating to United States federal tax liabilities, including those arising from our 2003 international restructuring, which were previously accrued in our consolidated financial statements. Also impacting net cash provided by operating activities during the year ended December 31, 2010 were cash payments of $71.0 million related to the agreement and settlement with the State of Arizona and other states.

(j)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.

(k)

On February 1, 2011, the Board of Directors authorized $1 billion of common stock repurchases through December 31, 2012, of which $615.5 million remains available as of December 31, 2011. During the years ended December 31, 2011, 2010, 2009, 2008 and 2007, we repurchased 40.3 million, 35.6 million, 24.8 million, 58.1 million and 34.7 million shares, respectively.

(l)

During 2011, the Board of Directors declared quarterly cash dividends of $0.08 per common share in each of the last three quarters and $0.07 per common share in the first quarter. During 2010, the Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters. During the fourth quarter of 2009, the Board of Directors declared an annual cash dividend of $0.06 per common share. During the fourth quarter of 2008 and 2007, the Board of Directors declared an annual cash dividend of $0.04 per common share.

(m)	Consumer-to-consumer transactions include Western Union, Vigo and Orlandi Valuta branded consumer-to-consumer money transfer services worldwide.

(n)

Global business payments transactions include the Western Union Payments service, formerly Quick Collect, Convenience Pay, Speedpay, Equity Accelerator, Just in Time EFT, Pago Fácil, and Western Union Business Solutions. Amounts also include transactions for Custom House and TGBP since the acquisitions in September 2009 and November 2011, respectively.

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

Overview

We are a leading provider of money movement services, operating in two business segments:

•

Consumer-to-consumer — money transfer services between consumers, primarily through a global network of third-party agents using our multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers — that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers—that is, money transfers from one location to another in the same country.

•

Global business payments — the processing of payments from consumers or businesses to other businesses. Our business payments services allow consumers to make payments to a variety of organizations including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. Our existing Western Union Business Solutions business (“Business Solutions”) and Travelex Global Business Payments (“TGBP”), which was acquired in November 2011, are also included in this segment. These businesses facilitate business-to-business payments, primarily for cross-border, cross-currency transactions. The majority of the segment’s revenue was generated in the United States during all periods presented. However, international expansion and other key strategic initiatives, including TGBP, have resulted in international revenue continuing to increase in this segment.

Businesses not considered part of the segments described above are categorized as “Other” and represented 2% or less of consolidated revenue during the years ended December 31, 2011, 2010 and 2009.

Significant Financial and Other Highlights

Significant financial and other highlights for the year ended December 31, 2011 included:

•

We generated $5,491.4 million in total consolidated revenues compared to $5,192.7 million in the prior year, representing a year-over-year increase of 6%. The acquisition of TGBP contributed $35.2 million to revenue for 2011.

•	We incurred $46.8 million and $59.5 million of restructuring and related expenses as described within “Operating expenses overview” in the years ended December 31, 2011 and 2010, respectively.

•

We generated $1,385.0 million in consolidated operating income compared to $1,300.1 million in the prior year, representing an increase of 7%. The results include the restructuring and related expenses mentioned above.

•	Our operating income margin was 25% during the year ended December 31, 2011, which is flat year-over-year. These results include the restructuring and related expenses mentioned above.

•	We completed three acquisitions in the year ended December 31, 2011:

•

In April 2011, we completed the acquisition of one of our largest agents, European-based Angelo Costa, S.r.l. (“Costa”), for cash consideration of $135.7 million. We recognized a pre-tax gain of $29.4 million in connection with the remeasurement of our former equity interest in Costa to fair value.

•

In October 2011, we completed the acquisition of one of our largest agents, European-based Finint S.r.l. (“Finint”), for cash consideration of $139.4 million. We recognized a pre-tax gain of $20.5 million in connection with the remeasurement of our former equity interest in Finint to fair value.

•	In November 2011, we completed the acquisition of the business-to-business payment business known as TGBP from Travelex Holdings Limited for cash consideration of $967.8 million.

•

In December 2011, we reached an agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we recognized a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter.

•

Consolidated net income was $1,165.4 million and $909.9 million for the years ended December 31, 2011 and 2010, respectively, representing a year-over-year increase of 28%. In addition to the tax benefit described above, the results include $32.0 million and $39.3 million in restructuring and related expense, net of tax, respectively. Additionally, for 2011, we recognized gains of $12.7 million and $18.3 million, net of tax, related to our acquisitions of Finint and Costa, respectively, and $13.5 million, net of tax, related to foreign currency forward contracts entered into to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition.

•

Our consumers transferred $81 billion and $76 billion in consumer-to-consumer principal for the years ended December 31, 2011 and 2010, respectively, of which $73 billion and $69 billion related to cross-border principal, which represented an increase of 7% in both consumer-to-consumer principal and cross-border principal over the prior year.

•

Consolidated cash flows provided by operating activities were $1,174.9 million and $994.4 million for the years ended December 31, 2011 and 2010, respectively. Cash flows provided by operating activities in 2010 were impacted by a $250 million tax deposit we made relating to United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued for in our consolidated financial statements.

Our strategic priorities for ensuring our long-term success include accelerating profitable growth in our retail channels, developing new products and services for our consumers, including expanding our electronic channel offerings to offer more choice and gain new consumers, expanding our business-to-business payments solutions, and improving our processes and productivity to help drive growth and improve our profitability. Significant factors affecting our financial condition and results of operations include:

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

•

Revenue is also impacted by changes in the fees we charge consumers, the principal sent per transaction and by the variance in the exchange rate set by us to the customer and the rate at which we or our agents are able to acquire currency. We intend to continue to implement future strategic fee reductions and actions to adjust foreign exchange spreads, where appropriate, taking into account growth opportunities and including competitive factors. Decreases in our fees or foreign exchange spreads generally reduce margins in the near term, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time.

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

Components of Revenues and Expenses

The following briefly describes the components of revenues and expenses as presented in the Consolidated Statements of Income. Descriptions of our revenue recognition policies are included in Item 8, Note 2—“Summary of Significant Accounting Policies” in our Consolidated Financial Statements.

Transaction fees—Transaction fees are charged for sending consumer-to-consumer money transfers and for global business payments services. Consumer-to-consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent and received. Transaction fees represented 77% of our total consolidated revenues for the year ended December 31, 2011.

Foreign exchange revenues—In certain consumer-to-consumer money transfer and global business payments transactions involving different currencies, we generate revenues based on the difference between the exchange rate set by us to the customer and the rate at which we or our agents are able to acquire currency. In our consumer-to-consumer business, foreign exchange revenue is primarily driven by international consumer-to-consumer cross-currency transactions. Also, as a result of the acquisitions of Custom House, Ltd. (“Custom House”) and TGBP, our foreign exchange revenues have increased. Foreign exchange revenues represented 21% of our total consolidated revenues for the year ended December 31, 2011.

Other revenues—Other revenues primarily consist of commissions and fees we receive in connection with the sale of money orders, investment income primarily derived from interest generated on consumer-to-consumer money transfer, money order and payment services settlement assets as well as realized net gains and losses from such assets and enrollment fees received when consumers enroll in our Equity Accelerator program (a recurring mortgage payment service program). Other revenues represented 2% of our total consolidated revenue for the year ended December 31, 2011. Prior to October 1, 2009, our money orders were issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data, from whom we received a commission. Effective October 1, 2009, we assumed the responsibility for issuing money orders and no longer receive a commission from IPS. We now recognize fees and investment income derived from interest generated on money order settlement assets as well as realized net gains and losses from such assets similar to our consumer-to-consumer money transfer and payment services settlement assets.

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

Interest income—Interest income consists of interest earned on cash balances not required to satisfy settlement obligations and in connection with loans previously made to certain existing agents.

Interest expense—Interest expense represents interest incurred in connection with outstanding borrowings, including applicable amounts associated with interest rate swaps.

Derivative gains/(losses), net—Represents the portion of the change in fair value of foreign currency accounting hedges that is excluded from the measurement of effectiveness, which includes (a) differences between changes in forward rates and spot rates and (b) gains or losses on the contract and any offsetting positions during periods in which the instrument is not designated as a hedge. We also include in this line item changes in the fair value of derivative contracts, consisting of forward contracts with maturities of less than one year entered into to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies. Although the majority of changes in the value of our hedges are deferred in accumulated other comprehensive income or loss until settlement (i.e., spot rate changes), the remaining portion of changes in value are recognized in income as they occur. Derivative gains and losses do not include fluctuations in foreign currency forward contracts intended to mitigate exposures on settlement activities of our consumer-to-consumer money transfer business or on certain foreign currency denominated cash positions. Gains and losses associated with those foreign currency forward contracts are included in “Selling, general and administrative expenses.” Derivative gains and losses also do not include fluctuations in foreign currency forward and option contracts used in our business-to-business payments operations. The impact of these contracts is classified within “Foreign exchange revenues” in the Consolidated Statements of Income.

Other income, net—Other income, net is comprised primarily of gains on revaluation of equity interests, equity earnings from equity method investments and miscellaneous income and expenses.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2011 compared to the same period in 2010 and the year ended December 31, 2010 compared to the same period in 2009. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions between our Company’s segments have been eliminated.

During the year ended December 31, 2011, we reached an agreement with the United States Internal Revenue Service (“IRS”) resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we recognized a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter. For additional information, refer to “Income taxes.”

We incurred expenses of $46.8 million and $59.5 million for the years ended December 31, 2011 and 2010, respectively, for restructuring and related activities, which have not been allocated to segments. No restructuring and related expenses were recognized in the corresponding period in 2009. While these items are identifiable to our segments, they are not included in the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

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

The following table sets forth our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,			% Change
				2011 vs. 2010	2010 vs. 2009
(in millions, except per share amounts)	2011	2010	2009
Revenues:
Transaction fees	$4,220.2	$4,055.3	$4,036.2	4%	0%
Foreign exchange revenues	1,151.2	1,018.8	910.3	13%	12%
Other revenues	120.0	118.6	137.1	1%	(13)%

Total revenues	5,491.4	5,192.7	5,083.6	6%	2%
Expenses:
Cost of services	3,102.0	2,978.4	2,874.9	4%	4%
Selling, general and administrative	1,004.4	914.2	926.0	10%	(1)%

Total expenses	4,106.4	3,892.6	3,800.9	5%	2%

Operating income	1,385.0	1,300.1	1,282.7	7%	1%
Other income/(expense):
Interest income	5.2	2.8	9.4	86%	(70)%
Interest expense	(181.9)	(169.9)	(157.9)	7%	8%
Derivative gains/(losses), net	14.0	(2.5)	(2.8)	*	*
Other income, net	52.3	14.7	0.1	*	*

Total other expense, net	(110.4)	(154.9)	(151.2)	(29)%	2%

Income before income taxes	1,274.6	1,145.2	1,131.5	11%	1%
Provision for income taxes	109.2	235.3	282.7	(54)%	(17)%

Net income	$1,165.4	$909.9	$848.8	28%	7%

Earnings per share:
Basic	$1.85	$1.37	$1.21	35%	13%
Diluted	$1.84	$1.36	$1.21	35%	12%
Weighted-average shares outstanding:
Basic	630.6	666.5	698.9
Diluted	634.2	668.9	701.0

*	Calculation not meaningful

Revenues overview

The majority of transaction fees and foreign exchange revenues were contributed by our consumer-to-consumer segment for all periods presented, which is discussed in greater detail in “Segment Discussion.”

2011 compared to 2010

Consolidated revenue increased 6% during the year ended December 31, 2011 due to consumer-to-consumer transaction growth and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue, offset by slight price reductions. The weakening of the United States dollar compared to most other foreign currencies positively impacted revenue growth by approximately 1% in the year ended December 31, 2011. The acquisition of TGBP contributed $35.2 million or 1% of revenue for the year ended December 31, 2011.

The Europe, Middle East, Africa and South Asia (“EMEASA”) region of our consumer-to-consumer segment, which represented 43% of our total consolidated revenue for the year ended December 31, 2011, experienced revenue growth primarily driven by most of the same factors described above. The United Kingdom, France, Germany, and the Gulf States continued to experience revenue growth during the year ended December 31, 2011, which was partially offset by softness in Southern Europe and Russia and declines resulting from the political unrest in Libya and the Ivory Coast.

The Americas region (including North America, Central America, the Caribbean and South America) of our consumer-to-consumer segment, which represented 32% of our total consolidated revenue for the year ended December 31, 2011, experienced revenue growth due to transaction growth, slightly offset by pricing reductions.

Foreign exchange revenues increased for the year ended December 31, 2011 compared to the same period in 2010 primarily due to increasing foreign exchange revenues in our consumer-to-consumer segment, driven primarily by the increased amount of cross-border principal sent. Additionally, foreign exchange revenues were positively impacted by the acquisition of TGBP and revenue growth experienced in our existing Business Solutions business.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a benefit to transaction fees and foreign exchange revenues for the year ended December 31, 2011 of $38.0 million over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The largest benefit was related to the EMEASA region.

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

The EMEASA region of our consumer-to-consumer segment, which represented 44% of our total consolidated revenue for the year ended December 31, 2010, experienced flat revenue despite transaction growth. Transaction growth was offset by the strengthening of the United States dollar in the region compared to most other foreign currencies, which negatively impacted revenue, and many of the same factors described above.

The Americas region of our consumer-to-consumer segment, which represented 31% of our total consolidated revenue for the year ended December 31, 2010, experienced revenue increases due to strong transaction growth, although the increase was mostly offset by the impact of pricing actions taken in our domestic business in the fourth quarter of 2009.

The global business payments segment, which is discussed in greater detail in “Segment Discussion,” also experienced revenue growth during the year ended December 31, 2010 compared to the prior year due to our acquisition of Custom House, which was partially offset by declines in our United States cash-based bill payments businesses.

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

Operating expenses overview

Restructuring and related activities

On May 25, 2010 and as subsequently revised, our Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce our overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. As of September 30, 2011, we had incurred all of the expenses related to this Restructuring Plan. Total expense incurred under the Restructuring Plan for the period from May 25, 2010 through December 31, 2011 was $106 million, consisting of $75 million for severance and employee related benefits, $5 million for facility closures, including lease terminations, and $26 million for other expenses. Included in these expenses are $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. Total cost savings of approximately $55 million were generated in 2011. Cost savings of approximately $70 million are expected to be generated in 2012 and annually thereafter.

For the years ended December 31, 2011 and 2010, restructuring and related expenses of $10.6 million and $15.0 million, respectively, are classified within “Cost of services” and $36.2 million and $44.5 million, respectively, are classified within “Selling, general and administrative” in the Consolidated Statements of Income.

Cost of services

Cost of services increased for the year ended December 31, 2011 compared to the same period in 2010 primarily due to agent commissions, which increase in relation to revenue increases, the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses, and incremental operating costs associated with TGBP, partially offset by commission savings resulting from the acquisitions of Finint and Costa, and the lowering of certain other agent commission rates. Cost of services as a percentage of revenue was 56% and 57% for the years ended December 31, 2011 and 2010, respectively. The decrease in cost of services as a percentage of revenue was primarily due to commission savings resulting from the acquisitions of Finint and Costa, offset by negative currency impacts.

Cost of services increased for the year ended December 31, 2010 compared to the same period in the prior year primarily due to incremental costs, including those related to Custom House, our money order business and advancing our electronic channel initiatives, including our web and account based money transfer services; agent commissions, which primarily increase in relation to revenue increases; and restructuring and related expenses of $15.0 million, offset by operating efficiencies, primarily decreased bad debt expense. Cost of services as a percentage of revenue was 57% for both years ended December 31, 2010 and 2009 as incremental operating costs, including costs associated with our money order business and advancing our electronic channel initiatives, including our web and account based money transfer services, and restructuring and related expenses were offset by operating efficiencies, primarily decreased bad debt expense.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the year ended December 31, 2011 compared to the same period in 2010 primarily due to increased expenses resulting from the acquisitions of TGBP, Finint and Costa, including deal and integration costs associated with these acquisitions, investments in strategic initiatives, and the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses, partially offset by restructuring savings.

SG&A decreased for the year ended December 31, 2010 compared to the same period in the prior year due to the settlement accrual that was recorded in 2009, as described below, lower marketing-related expenditures and operating efficiencies, offset by incremental costs associated with Custom House and our retail expansion in Europe pursuant to the Payment Services Directive, restructuring and related expenses of $44.5 million and higher employee compensation costs.

During the year ended December 31, 2009, we recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states. On February 11, 2010, we signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State of Arizona and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The accrual included amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, we have made and expect to make certain investments in our compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. The costs of the investments in our programs and for the monitor are expected to reach up to $23 million over the period from signing to 2013.

During the years ended December 31, 2011, 2010 and 2009, marketing-related expenditures, principally classified within SG&A, were approximately 4.1%, 4.1%, and 4.7%, respectively, of revenue. Marketing-related expenditures include advertising, events, loyalty programs and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing-related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for consumer-to-consumer revenues and other initiatives in order to best maximize the return on these investments.

Total other expense, net

Total other expense, net decreased during the year ended December 31, 2011 compared to the same period in 2010 due to the gains of $20.5 million and $29.4 million in connection with the remeasurement of our former equity interests in Finint and Costa, respectively, to fair value. Additionally, during the year ended December 31, 2011, we recognized a $20.8 million net gain on foreign currency forward contracts with maturities of less than one year entered into in order to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition. These amounts were partially offset by increased interest expense in 2011 due to our debt issuances.

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

Income taxes

Our effective tax rates on pre-tax income were 8.6%, 20.5% and 25.0% for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in our effective tax rate for the year ended December 31, 2011 is primarily due to an agreement with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003, as described below, slightly offset by higher taxes associated with the Finint and Costa remeasurement gains. The tax rate for the year ended December 31, 2010 was impacted by a cumulative tax planning benefit from certain foreign acquisitions and the settlement with the IRS of certain issues relating to the 2002-2004 tax years. We continue to benefit from an increasing proportion of profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States.

In December 2011, we reached an agreement with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we expect to make cash payments in 2012 of approximately $190 million, which are in addition to the $250 million tax deposit we made with the IRS in 2010. This deposit limits the further accrual of interest charges with respect to our related tax liabilities, to the extent of the deposit. The $250 million refundable tax deposit is recorded as a reduction to “Income taxes payable” in the consolidated balance sheets as of December 31, 2011. Also as a result of the IRS Agreement, we recognized a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter. We also expect the settlement with the IRS to result in a lower effective tax rate in future years.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2011, the total amount of tax contingency reserves was $135.0 million, including accrued interest and penalties, net of related benefits. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the years ended December 31, 2011, 2010 and 2009, basic earnings per share were $1.85, $1.37 and $1.21, respectively, and diluted earnings per share were $1.84, $1.36 and $1.21, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2011, 2010 and 2009, there were 17.1 million, 34.0 million and 37.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Of the 30.7 million, 37.5 million and 42.8 million outstanding options to purchase shares of our common stock as of December 31, 2011, 2010 and 2009, respectively, approximately 32%, 35% and 40%, respectively, were held by employees of First Data.

Earnings per share increased for the year ended December 31, 2011 compared to the corresponding previous periods, respectively, as a result of the previously described factors impacting net income, mainly from the tax related benefit discussed above, and lower weighted-average shares outstanding. Earnings per share increased for the year ended December 31, 2010 compared to the corresponding previous periods, respectively, as a result of the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

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

•

We incurred expenses of $46.8 million and $59.5 million for restructuring and related activities for the years ended December 31, 2011 and 2010, respectively, which were not allocated to segments. No expenses were recognized for restructuring and related activities in 2009. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to “Operating expenses overview.”

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

•	All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
Consumer-to-consumer (a)
EMEASA	43%	44%	45%
Americas	32%	31%	32%
APAC	9%	9%	8%

Total consumer-to-consumer	84%	84%	85%
Global business payments	14%	14%	14%
Other	2%	2%	1%

	100%	100%	100%

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

Consumer-to-Consumer Segment

The following table sets forth our consumer-to-consumer segment results of operations for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,			% Change
				2011 vs. 2010	2010 vs. 2009
(dollars and transactions in millions)	2011	2010	2009
Revenues:
Transaction fees	$3,580.2	$3,434.3	$3,373.5	4%	2%
Foreign exchange revenues	983.1	905.8	877.1	9%	3%
Other revenues	45.1	43.3	50.1	4%	(14)%

Total revenues	$4,608.4	$4,383.4	$4,300.7	5%	2%

Operating income	$1,316.0	$1,243.3	$1,175.5	6%	6%
Operating income margin	29%	28%	27%
Key indicator:
Consumer-to-consumer transactions	225.8	213.7	196.1	6%	9%

The table below sets forth transaction and revenue growth rates by region for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010
Consumer-to-consumer transaction growth (a):
EMEASA	4%	5%
Americas	6%	11%
APAC	9%	14%
Consumer-to-consumer revenue growth (a):
EMEASA	4%	0%
Americas	5%	2%
APAC	11%	13%

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

When referring to revenue and transaction growth rates for individual countries in the following discussion, all transactions to, from and within those countries, and 100% of the revenue associated with each transaction to, from and within those countries are included. The countries of India and China combined represented approximately 8%, 7% and 7% of our consolidated revenues during the years ended December 31, 2011, 2010 and 2009, respectively. No individual country, other than the United States, represented more than approximately 6% of our consolidated revenue for each of the years ended December 31, 2011, 2010 and 2009.

Transaction fees and foreign exchange revenues

  2011 compared to 2010

For the year ended December 31, 2011 compared to the same period in 2010, consumer-to-consumer money transfer revenue grew 5%, on transaction growth of 6%. The weakening of the United States dollar compared to most other foreign currencies positively impacted our revenue growth by approximately 1%, which was offset by slight price reductions for the year ended December 31, 2011.

Revenue in our EMEASA region increased 4% during the year ended December 31, 2011 compared to the same period in 2010 due to transaction growth of 4% as well as the other factors described above. The United Kingdom, France, Germany, and the Gulf States continued to experience revenue and transaction growth for the year ended December 31, 2011 versus the prior year, which was partially offset by softness in Southern Europe and Russia and declines resulting from the political unrest in Libya and the Ivory Coast. Our money transfer business to India experienced revenue growth of 11% and transaction growth of 10% for the year ended December 31, 2011 versus the prior year.

Americas revenue increased 5% due to transaction growth of 6% for the year ended December 31, 2011 compared to the same period in 2010. Our domestic business experienced revenue growth of 8% for the year ended December 31, 2011 due to transaction growth of 16%. Transaction growth in our domestic business was higher than revenue growth due to transaction growth being greater in lower principal bands, which have lower revenue per transaction. Our United States outbound business experienced both transaction and revenue growth in the year ended December 31, 2011. Mexico revenue increased 2% on flat transactions for the year ended December 31, 2011. Our Mexico business is being affected by on-going changes to our compliance procedures related to the agreement and settlement with the State of Arizona and other states. These changes are expected to cause our Mexico business to decline in 2012.

Revenue in our Asia Pacific (“APAC”) region increased 11% for the year ended December 31, 2011 compared to the same period in 2010 due to transaction growth of 9% and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue. China’s revenue increased 6% for year ended December 31, 2011 on transaction growth of 4% for the year ended December 31, 2011.

Foreign exchange revenues for the year ended December 31, 2011 grew compared to the same period in 2010, driven primarily by increased amounts of cross-border principal sent.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a benefit to transaction fees and foreign exchange revenues for the year ended December 31, 2011 of $39.1 million over the same period in 2010, net of foreign currency hedges, that would not have occurred had there been constant currency rates. The largest benefit was related to the EMEASA region.

We have historically implemented and will likely implement future strategic fee reductions and actions to adjust foreign exchange spreads, where appropriate, taking into account a variety of factors. Fee and foreign exchange reductions generally reduce revenues in the near term, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. In certain corridors, we may also implement fee or foreign exchange spread increases. In 2011, we adjusted our reporting of the net impact of price reductions. We now calculate the impact of price reductions against prior year transaction volumes, rather than current year transaction volumes. We believe utilizing prior year transaction volumes more appropriately differentiates between the impacts of price reductions versus other items impacting revenue. Under the new methodology, the fee decreases and foreign exchange actions were approximately 1% of total Western Union revenue for the full year 2011 compared to approximately 3% for the full year 2010, as fee reductions were slightly lower and there is some offset by modest increases in foreign currency spreads in some corridors. Under the previous methodology, we reported that the impact of price reductions in 2010 was 4%.

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help our growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives consumer-to-consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location’s class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 485,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of December 31, 2011, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valuta(SM) and Vigo®) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 65% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

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

Operating income

  2011 compared to 2010

Consumer-to-consumer operating income increased 6% during the year ended December 31, 2011 compared to the same period in 2010 due to revenue growth. The change in operating income margin for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to restructuring savings and revenue leverage, partially offset by negative currency impacts, including the effect of foreign currency hedges, and spending on initiatives.

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

Global Business Payments Segment

The following table sets forth our global business payments segment results of operations for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,			% Change
				2011 vs. 2010	2010 vs. 2009
(dollars and transactions in millions)	2011	2010	2009
Revenues:
Transaction fees	$587.8	$578.0	$621.9	2%	(7)%
Foreign exchange revenues	168.1	113.0	33.2	49%	*
Other revenues	28.8	30.7	36.6	(6)%	(16)%

Total revenues	$784.7	$721.7	$691.7	9%	4%

Operating income	$140.4	$122.5	$171.9	15%	(29)%
Operating income margin	18%	17%	25%
Key indicator:
Global business payments transactions	425.0	404.9	414.8	5%	(2)%

*	Calculation not meaningful

Revenues

  2011 compared to 2010

During the year ended December 31, 2011, global business payments segment revenue was positively impacted by our acquisition of TGBP, which contributed $35.2 million of revenue, primarily included in foreign exchange revenues, and revenue growth in international bill payments, Business Solutions, and United States electronic bill payments, partially offset by a decline in United States cash-based bill payments.

Transaction growth during the year ended December 31, 2011 compared to the same period in 2010 was due to growth in our international bill payments and United States electronic bill payments businesses.

  2010 compared to 2009

During the year ended December 31, 2010, global business payments segment revenue was positively impacted by our acquisition of Custom House, which contributed $111.0 million of revenue in 2010 versus $30.8 million in 2009, primarily included in foreign exchange revenues, and growth in the Pago Fácil business. These increases were offset by revenue declines in our United States cash-based bill payments businesses as many United States consumers who would use our services continued to have difficulty paying their bills and continue to be unable to obtain credit in any form, resulting in us handling fewer bill payments. The ongoing trend away from cash based bill payments in the United States and competitive pressures, which resulted in lower cash and electronic volumes and a shift to lower revenue per transaction products, also contributed to the revenue declines.

The transaction declines during the year ended December 31, 2010 compared to the same period in 2009 were due to declines in our United States bill payments businesses.

Operating income

  2011 compared to 2010

For the year ended December 31, 2011, operating income increased compared to the prior year primarily due to revenue increases, a decrease in integration expenses related to the acquisition of Custom House, decreased debit card bank fees due to the recent Durbin legislation, and restructuring savings, partially offset by declines in our United States cash-based bill payments business, which has a higher margin than other payment services in the segment, and integration and amortization expenses related to the acquisition of TGBP.

The changes in operating income margins in the segment are due to the same factors mentioned above.

  2010 compared to 2009

For the year ended December 31, 2010, operating income decreased compared to the same period in the prior year primarily due to declines related to the United States cash-based bill payments business, and investing and operating costs, including amortization expense, associated with the acquisition of Custom House.

The decline in operating income margin in the segment is primarily due to the increased costs associated with the acquisition of Custom House and declines in our United States cash-based bill payments business.

Other

The following table sets forth other results for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,			% Change
				2011 vs. 2010	2010 vs. 2009
(dollars in millions)	2011	2010	2009
Revenues	$98.3	$87.6	$91.2	12%	(4)%
Operating (loss)/income	$(24.6)	$(6.2)	$6.3	*	*

*	Calculation not meaningful

Revenues

  2011 compared to 2010

Revenue grew for the year ended December 31, 2011 compared to the prior year primarily due to volume increases in our prepaid business.

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

Operating (loss)/income

  2011 compared to 2010

During the year ended December 31, 2011, the increase in operating loss was primarily due to deal costs associated with the TGBP acquisition.

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

2012 Changes in Reportable Segments

In connection with the acquisition of TGBP, recent management changes, and other key strategic initiatives, we will implement a new segment structure to assess performance and allocate resources, beginning in the first quarter of 2012. The changes in our segment structure primarily relate to the separation of the Global Business Payments segment into two new reportable segments, Consumer-to-Business and Business Solutions. A summary of how the segments will be structured follows:

Segment	Description
Consumer-to-Consumer	Money transfer services between consumers, primarily through a global network of third-party agents.

Consumer-to-Business

Processing of payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses.

Business Solutions

Business-to-business payment solutions, primarily for cross-border, cross-currency transactions, including services provided under our existing Western Union Business Solutions business and TGBP, which was acquired in November 2011.

Other	Businesses that have not been classified into one of our other segments. These businesses primarily include our money order and prepaid services businesses.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings, timing of income tax payments, including our tax deposit described further in “Cash Flows from Operating Activities,” and collections on receivables, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters.

Our future cash flows could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting the migrant population and changes in income tax laws or the status of income tax audits, including the resolution of outstanding tax matters.

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use except for assets subject to legal or regulatory restrictions. Assets subject to legal or regulatory restrictions, totaling approximately $230 million as of December 31, 2011, include assets outside of the United States subject to restrictions from being transferred outside of the countries where they are located. We are also required to maintain cash and investment balances in our regulated subsidiaries related to certain of our money transfer and other payment obligations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

We believe we have adequate liquidity to meet our business needs, including approximately $190 million of tax payments we expect to make in 2012 as a result of the IRS Agreement, dividends and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. As of December 31, 2011, we had no outstanding borrowings under our $1.65 billion revolving credit facility (“Revolving Credit Facility”) and had $297.0 million of commercial paper borrowings outstanding, which left $1,353.0 million remaining that was available to borrow on the Revolving Credit Facility.

Cash and Investment Securities

As of December 31, 2011, we had cash and cash equivalents of $1.4 billion, of which $476 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within “Settlement assets,” were $1.3 billion as of December 31, 2011. Substantially all of these investments are highly-rated state and municipal debt securities. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of December 31, 2011, the majority of our investment securities had credit ratings of “AA–” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of December 31, 2011, all investments with a single issuer and each individual security was less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2011, 2010 and 2009, cash provided by operating activities was $1,174.9 million, $994.4 million and $1,218.1 million, respectively. In the first quarter of 2010, we made a $250.0 million tax deposit relating to United States federal tax liabilities, including those arising from our 2003 international restructuring, which have been previously accrued in our consolidated financial statements. Making the deposit limits the further accrual of interest charges with respect to such tax liabilities, to the extent of the deposit.

Financing Resources

As of December 31, 2011, we had the following outstanding borrowings (in millions):

Due in less than one year:
Commercial paper	$297.0
Due in greater than one year (a):
Floating rate notes due 2013 (b)	300.0
6.500% notes (effective rate of 5.5%) due 2014	500.0
5.930% notes due 2016 (c)	1,000.0
3.650% notes (effective rate of 4.4%) due 2018 (d)	400.0
5.253% notes due 2020 (c)	324.9
6.200% notes due 2036 (c)	500.0
6.200% notes due 2040 (c)	250.0
Other borrowings	8.8

Total borrowings at par value	3,580.7
Fair value hedge accounting adjustments, net (a)	23.9
Unamortized discount, net	(21.4)

Total borrowings at carrying value (e)	$3,583.2

(a)

We utilize interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of our notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage our overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “Interest expense” over the life of the related notes and cause the effective rate of interest to differ from the notes’ stated rate.

(b)

On March 7, 2011, we issued $300.0 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 (“2013 Notes”). Interest is payable quarterly at a per annum interest rate equal to three-month LIBOR plus 58 basis points (1.11% as of December 31, 2011) and is reset quarterly. See below for additional detail relating to the debt issuance.

(c)	The difference between the stated interest rate and the effective interest rate is not significant.

(d)

On August 22, 2011, we issued $400.0 million of aggregate principal amount of 3.650% unsecured fixed rate notes due 2018 (“2018 Notes”). In anticipation of this issuance, we entered into interest rate lock contracts to fix the interest rate of the debt issuance, and recorded a loss on the contracts of $21.6 million, which increased the effective rate to 4.4%, in “Accumulated other comprehensive loss,” which will be amortized into “Interest expense” over the life of the 2018 Notes. See below for additional detail relating to the debt issuance.

(e)	As of December 31, 2011, our weighted-average effective rate on total borrowings was approximately 4.8%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance.

Interest rates for borrowings are based on market rates at the time of issuance. Our commercial paper borrowings as of December 31, 2011 had a weighted-average annual interest rate of approximately 0.6% and a weighted-average term of 9 days. During the year ended December 31, 2011, the average commercial paper balance outstanding was $89.7 million and the maximum balance outstanding was $784.1 million. Proceeds from our commercial paper borrowings were used for general liquidity. We had $297.0 million of commercial paper outstanding as of December 31, 2011.

Revolving Credit Facility

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the year ended December 31, 2011, we had no outstanding borrowings under our $1.65 billion revolving credit facility. As of December 31, 2011, we had $297.0 million of commercial paper borrowings outstanding, which left $1,353.0 million remaining that was available to borrow on the Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Notes

On August 22, 2011, we issued $400.0 million of aggregate principal amount of unsecured notes due August 22, 2018 for general corporate purposes, including repayment of debt. Interest with respect to the 2018 Notes is payable semi-annually in arrears on February 22 and August 22 each year based on the fixed per annum interest rate of 3.650%. We may redeem the 2018 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 basis points.

On March 7, 2011, we issued $300.0 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 for general corporate purposes. Interest with respect to the 2013 Notes is payable quarterly in arrears on each March 7, June 7, September 7 and December 7, beginning June 7, 2011, at a per annum interest rate equal to the three-month LIBOR plus 58 basis points (reset quarterly).

On June 21, 2010, we issued $250.0 million of aggregate principal amount of unsecured notes due June 21, 2040 (“2040 Notes”). Interest with respect to the 2040 Notes is payable semi-annually on June 21 and December 21 each year based on the fixed per annum interest rate of 6.200%. We may redeem the 2040 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On March 30, 2010, we exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 (“2011 Notes”) for unsecured notes due April 1, 2020 (“2020 Notes”). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum interest rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into “Interest expense” over the life of the notes. We may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

On February 26, 2009, we issued $500.0 million of aggregate principal amount of unsecured notes due February 26, 2014 (“2014 Notes”). Interest with respect to the 2014 Notes is payable semi-annually on February 26 and August 26 each year based on the fixed per annum interest rate of 6.500%. We may redeem the 2014 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 50 basis points.

On November 17, 2006, we issued $500.0 million of aggregate principal amount of unsecured notes due November 17, 2036 (“2036 Notes”). Interest with respect to the 2036 Notes is payable semi-annually on May 17 and November 17 each year based on the fixed per annum interest rate of 6.200%. We may redeem the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 25 basis points.

On September 29, 2006, we issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016 (“2016 Notes”). Interest on the 2016 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum interest rate of 5.930%. We may redeem the 2016 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 20 basis points.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity and the overall business.

Our Revolving Credit Facility contains an interest rate margin and facility fee which are determined based on certain of our credit ratings. In addition, we are subject to certain provisions in our 2013 Notes, 2014 Notes, 2018 Notes and 2040 Notes and certain of our derivative contracts which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade. We do not have any other terms within our debt agreements or other contracts that are tied to changes in our credit ratings. The table below summarizes our credit ratings as of December 31, 2011:

	S&P	Moody’s	Fitch
Short-term rating	A-2	P-2	F2

Senior unsecured	A–	A3	A–

Ratings outlook	Stable	Negative	Stable

These ratings are not a recommendation to buy, sell or hold any of our securities. Our credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. A downgrade or a negative outlook provided by the rating agencies could result in the following:

•	Our access to the commercial paper market may be limited, and if we were downgraded below investment grade, our access to the commercial paper market would likely be eliminated;

•	We may be required to pay a higher interest rate in future financings;

•	Our potential pool of investors and funding sources may decrease;

•	Regulators may impose additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends; and

•	Our business relationships may be adversely impacted.

Consistent with the prior facility, the Revolving Credit Facility contains certain covenants that, among other things, limit or restrict our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions or incur certain subsidiary level indebtedness, subject to certain exceptions. Our notes are subject to similar covenants except that only the 2016 Notes, 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Also consistent with the prior facility, the Revolving Credit Facility requires us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 2:1 (ratio of consolidated adjusted EBITDA, defined as net income plus the sum of (a) interest expense, (b) income tax expense, (c) depreciation expense, (d) amortization expense, (e) any other non-cash deductions, losses or changes made in determining net income for such period and (f) extraordinary losses or charges, minus extraordinary gains, in each case determined in accordance with accounting principles generally accepted in the United States of America for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 9:1 for the year ended December 31, 2011.

For the year ended December 31, 2011, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $162.5 million, $113.7 million and $98.9 million in 2011, 2010 and 2009, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during 2011, 2010 and 2009 included investments in our information technology infrastructure and purchased and developed software.

Acquisition of Businesses

On November 7, 2011, we acquired TGBP from Travelex Holdings Limited for cash consideration of £603 million ($967.8 million), which included acquired cash of $40.0 million and an initial working capital adjustment. The final consideration is subject to an additional working capital adjustment.

On October 31, 2011, we acquired the remaining 70% interest in Finint, one of our largest money transfer agents in Europe, for cash consideration of €99.6 million ($139.4 million). We previously held a 30% equity interest in Finint.

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

Share Repurchases and Dividends

During the years ended December 31, 2011, 2010 and 2009, 40.3 million, 35.6 million and 24.8 million, respectively, of shares were repurchased for $800.0 million, $584.5 million and $400.0 million, respectively, excluding commissions, at an average cost of $19.83, $16.44 and $16.10 per share, respectively. As of December 31, 2011, $615.5 million remains available under share repurchase authorizations approved by our Board of Directors through December 31, 2012.

On February 7, 2012, our Board of Directors declared a quarterly cash dividend of $0.10 per share payable on March 30, 2012. During 2011, our Board of Directors declared quarterly cash dividends of $0.08 per common share in each of the last three quarters and $0.07 per common share in the first quarter representing $194.2 million in total dividends. During the year ended December 31, 2010, our Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters representing $165.3 million in total dividends. During the fourth quarter of 2009, our Board of Directors declared a cash dividend of $0.06 per common share representing $41.2 million in total dividends. These amounts were paid to shareholders of record in the respective month the dividend was declared, except for the September 2011 and 2010 declared dividends, which were paid in October 2011 and 2010, respectively.

Debt Service Requirements

Our 2012 debt service requirements will include payments on existing borrowings and any future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. We have the ability to use existing financing sources, including our Revolving Credit Facility or commercial paper program, and cash generated from operations to meet our debt obligations as they come due.

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

Pension Plan

Our defined benefit pension plan had recorded unfunded pension obligations of $112.7 million and $112.8 million as of December 31, 2011 and 2010, respectively. In both the years ended December 31, 2011 and 2010, we made contributions of approximately $25 million to the Plan, including discretionary contributions of $3 million and $10 million, respectively. Due to the closure of one of our facilities in Missouri and an agreement with the Pension Benefit Guaranty Corporation, we funded $4.1 million during 2009. We will be required to fund approximately $20 million to the Plan in 2012 and may make a discretionary contribution of up to approximately $5 million.

Our most recent measurement date for our pension plan was December 31, 2011. The calculation of the funded status and net periodic benefit income is dependent upon two primary assumptions: 1) expected long-term return on plan assets; and 2) discount rate.

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical risk, return, and co-variance relationships between equities, fixed income securities, and alternative investments are considered consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is given to diversification, re-balancing and yields anticipated on fixed income securities held. Historical returns are reviewed within the context of current economic conditions to check for reasonableness and appropriateness. We then apply this rate against a calculated value for our plan assets. The calculated value recognizes changes in the fair value of plan assets over a five-year period. Our expected long-term return on plan assets was 7.00% for 2011 and 6.50% for 2010. The expected long-term return on plan assets is 7.00% for 2012. As of December 31, 2011, pension plan target allocations were approximately 15% in equity investments, 60% in debt securities and 25% in alternative investment strategies (e.g. hedge funds, royalty rights and private equity funds). Hedge fund strategy types include, but are not limited to: commodities/currencies, equity long-short, relative value, multi-strategy, event driven, and global-macro. The Plan holds derivative contracts directly which consist of standardized obligations to buy or sell United States treasury bonds or notes at predetermined future dates and prices which are transacted on regulated exchanges. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan’s exposure to interest rate volatility and to provide an additional source of return. Cash held by the Plan is used to satisfy margin requirements on the derivatives. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 3.72% and 4.69% at December 31, 2011 and 2010, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$5,388.1	$474.5	$1,113.6	$1,260.3	$2,539.7
IRS Agreement (b)	190.0	190.0	—	—	—
Estimated pension funding (c)	84.7	20.2	43.2	21.3	—
Unrecognized tax benefits (d)	144.4	—	—	—	—
Foreign currency and interest rate derivative contracts (e)	86.6	86.4	0.2	—	—
Other (f)	30.2	22.0	6.8	1.4	—
Other Contractual Obligations:
Purchase obligations (g)	41.7	22.7	16.7	2.3	—
Operating leases	142.7	38.8	53.0	31.8	19.1
Other (h)	23.7	16.7	7.0	—	—

	$6,132.1	$871.3	$1,240.5	$1,317.1	$2,558.8

(a)

We have estimated our interest payments based on (i) commercial paper borrowings outstanding as of December 31, 2011, and the assumption that these commercial paper borrowings will be repaid upon maturity and that no new issuances will occur in 2012, (ii) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes, and (iii) an estimate of future interest rates on our floating rate debt and interest rate swap agreements based on projected LIBOR rates.

(b)

In December 2011, we reached an agreement with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we expect to make cash payments to the IRS and various state tax authorities in 2012 totaling approximately $190 million to cover the remaining portion of the additional tax and interest.

(c)

We have estimated our pension plan funding requirements, including interest, using assumptions that are consistent with current pension funding rates. The unfunded pension liability included in “Other liabilities” in the Consolidated Balance Sheets is the present value of the estimated pension plan funding requirements disclosed above. The actual minimum required amounts each year will vary based on the actual discount rate and asset returns when the funding requirement is calculated. In addition, we may make a discretionary contribution of up to approximately $5 million to the plan in 2012, which has not been reflected in the table above.

(d)

Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(e)	Represents the liability position of our foreign currency and interest rate derivative contracts as of December 31, 2011, which will fluctuate based on market conditions.

(f)	This line item relates to accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2011.

(g)

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

(h)

This line item includes certain additional investments in our compliance programs along the United States and Mexico border, which are expected to cost up to $19 million over the next two years pursuant to the agreement and settlement with the State of Arizona and other states. This line item also includes the pending acquisition of the French assets of TGBP. Due to pending regulatory matters, this acquisition for cash consideration of £3 million (approximately $4.7 million based on currency exchange rates at December 31, 2011) has not been finalized as of December 31, 2011. This acquisition is expected to close in 2012, subject to regulatory approval and satisfaction of closing conditions.

Other Commercial Commitments

We had approximately $120 million in outstanding letters of credit and bank guarantees as of December 31, 2011, with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. Actual results may or may not differ from these estimates. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data.

Our critical accounting policies and estimates, described below, are very important to the portrayal of our financial condition and our results of operations and applying them requires our management to make difficult, subjective and complex judgments. We believe that the understanding of these key accounting policies and estimates is essential in achieving more insight into our operating results and financial condition.

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

No provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $3.7 billion as of December 31, 2011, which we expect to reinvest outside the United States indefinitely.

Upon distribution of these earnings to the United States in the form of actual or constructive dividends, we would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries which could result in a material impact to our financial condition, results of operations and cash flows in the period such distribution occurred. Determination of the amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

We have established contingency reserves for a variety of material, known tax exposures. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the consolidated financial statements and the final resolution of a tax issue during the period.

Pursuant to the tax allocation agreement signed in connection with the Spin-off from First Data, we believe we have appropriately apportioned the taxes between First Data and us.

Our tax contingency reserves for our uncertain tax positions as of December 31, 2011 were $135.0 million, including accrued interest and penalties, net of related benefits. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations and cash flows.

If we are required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Derivative Financial Instruments

We utilize derivatives to (a) minimize our exposure related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency business-to-business payments by writing derivatives to customers. We recognize all derivatives in “Other assets” and “Other liabilities” in our Consolidated Balance Sheets at their fair value. Certain of our derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as accounting hedges.

Cash Flow hedges—Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as, from time to time, hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in accumulated other comprehensive loss are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net.”

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

As of December 31, 2011, the cumulative pre-tax unrealized losses classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $3.9 million.

As of December 31, 2011, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $23.9 million gain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Other Intangible Assets

We capitalize certain initial payments for new and renewed agent contracts as well as acquired intangible assets and software.

We evaluate such intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets may be compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required.

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

The net carrying value of our other intangible assets as of December 31, 2011 was $847.4 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Goodwill Impairment Testing

An impairment assessment of goodwill is conducted annually at the reporting unit level. This assessment of goodwill is performed more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

Reporting units are driven by the level at which management reviews segment operating results. In some cases, that level is the operating segment (e.g., consumer-to-consumer money transfer) and in others it is one level below the operating segment (e.g., Business Solutions, which is included in our global business payments segment).

Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results. Additionally, each reporting unit’s fair value is assessed under certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events.

If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed. First, the fair value of the reporting unit is calculated or determined using discounted cash flows and is compared to its carrying value. If the first step indicates the carrying value exceeds the fair value of the reporting unit, then the second step is required. The second step is to determine the implied fair value of a reporting unit’s goodwill by allocating the determined fair value to all the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The remaining fair value of the reporting unit, if any, is deemed to be the implied fair value of the goodwill and an impairment is recognized in an amount equal to the excess of the carrying amount of goodwill above its implied fair value.

The determination of the reporting units and which reporting units to include in the qualitative assessment requires significant judgment. Also, all of the assumptions used in the qualitative assessment require judgment.

For the quantitative goodwill impairment test, we calculate the fair value of reporting units through discounted cash flow analyses which require us to make estimates and assumptions including, among other items, revenue growth rates, operating margins, and capital expenditures based on our budgets and business plans which take into account expected regulatory, marketplace, and other economic factors.

We could be required to evaluate the recoverability of goodwill if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business, significant declines in market capitalization or other triggering events. In addition, as our business or the way we manage our business changes, our reporting units may also change.

If an event described above occurs and causes us to recognize a goodwill impairment charge, it would impact our reported earnings in the periods such charge occurs.

The carrying value of goodwill as of December 31, 2011 was $3,198.9 million which represented approximately 35% of our consolidated assets. As of December 31, 2011, goodwill of $1,945.3 million and $1,014.7 million resides in our consumer-to-consumer and Business Solutions reporting units, respectively.

For the consumer-to-consumer reporting unit, the fair value of the business greatly exceeds its carrying amount. TGBP was recently purchased and represents a significant majority of the goodwill related to the Business Solutions reporting unit. A fair value decline could occur if actual and forecasted cash flows do not meet expectations. Such a decline would likely result in an impairment, which could be significant.

We have not recorded any goodwill impairments during the three years ended December 31, 2011.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Acquisitions—Purchase Price Allocation

We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the identifiable assets less liabilities and noncontrolling interests is recorded as goodwill.

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

During the last three years, we completed the following acquisitions:

•      In November 2011, we acquired TGBP for $967.8 million.

•      In October 2011, we acquired Finint for total value of $187.2 million.

•      In April 2011, we acquired Costa for total value of $181.9 million.

•      In September 2009, we acquired Custom House for $371.0 million.

•      In February 2009, we acquired the money transfer business of FEXCO Group for $243.6 million.

See Note 3, Acquisitions, to the Notes to the Consolidated Financial Statements, included in Item 8, of this Annual Report on Form 10-K, for more information related to the purchase price allocations for acquisitions completed during the last three years.

If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangibles or goodwill are not achieved, impairments could arise, as discussed further in “Goodwill Impairment Testing” and “Other Intangible Assets” above. For all of our acquisitions during the three years ended December 31, 2011, goodwill of $1,509.0 million and intangibles of $608.9 million were recognized.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Restructuring and Related Expenses

We have engaged in restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures. We also evaluate impairment issues associated with restructuring activities.

Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of our IT infrastructure; and other expenses related to the relocation of various operations to new or existing Company facilities and third-party providers, including hiring, training, relocation, travel, and professional fees. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities.

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

For the years ended December 31, 2011 and 2010, we incurred $46.8 million and $59.5 million of restructuring and related expenses, respectively. $13.9 million of these expenses remained unpaid as of December 31, 2011.

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

We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Western Union Business Solutions (“Business Solutions”) business, which includes our Travelex Global Business Payments business (“TGBP”), which was acquired in November 2011. The significant majority of this business’ revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The foreign exchange risk is actively managed.

As of December 31, 2011 and 2010, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $33 million and $32 million, respectively, based on our forecast of consumer-to-consumer unhedged exposure to foreign currency at those dates. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2011 of $2.7 billion. Approximately $1.8 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our Consolidated Balance Sheets within “Cash and cash equivalents” and “Settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “Settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest-bearing assets consist of highly-rated state and municipal debt securities, the majority of which are fixed-rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “Settlement assets” in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “Settlement assets” in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “Total stockholders’ equity” on our Consolidated Balance Sheets.

As of December 31, 2011, we had $300.0 million of floating notes, which had an effective interest rate of 1.11% or 58 basis points above three-month LIBOR. Additionally, $500.0 million of our total $3.6 billion of fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 600 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. Commercial paper borrowings of $297.0 million were outstanding as of the year ended December 31, 2011. Our commercial paper borrowings as of December 31, 2011 had a weighted-average annual interest rate of approximately 0.6% and a weighted-average term of 9 days. During the year ended December 31, 2011, the average commercial paper balance outstanding was $89.7 million and the maximum balance outstanding was $784.1 million.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of December 31, 2011, our weighted-average effective rate was approximately 4.8%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $11 million and $12 million annually based on borrowings on December 31, 2011 and 2010, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2011 and 2010 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $18 million and $25 million annually, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

Credit Risk

Our interest earning assets include investment securities, substantially all of which are highly-rated state and municipal debt securities, which are classified in “Settlement assets” and accounted for as available-for-sale securities, and money market fund investments, which are classified in “Cash and cash equivalents.” The majority of our investment securities had credit ratings of “AA–” or better from a major credit rating agency.

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

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) receivables from certain customers for which beneficiaries are paid prior to receiving cleared funds from the customer (known as “early release”). For the derivatives, the duration of these contracts is generally nine months or less. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For early release customers, collection ordinarily occurs within a few days. To mitigate risk, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post collateral or increase collateral based on the fair value of the customer’s contract and their risk profile.

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

As stated in their report included elsewhere in this Annual Report on Form 10-K, the consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness, in all material respects, with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Company completed its acquisition of Travelex Global Business Payments (“TGBP”) effective November 7, 2011. As permitted by the Securities and Exchange Commission, management’s assessment did not include the internal control of the acquired operations of TGBP, which are included in the Company’s consolidated financial statements as of December 31, 2011 and for the period from November 7, 2011 through December 31, 2011. The assets of TGBP, excluding goodwill and other intangible assets, net, constituted approximately 3% of the Company’s total assets as of December 31, 2011, and TGBP revenues constituted approximately 0.6% of our total revenues for the year ended December 31, 2011. Based on the results of its evaluation, which excluded an assessment of the internal control of TGBP, the Company’s management concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Western Union Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Travelex Global Business Payments, which was acquired November 7, 2011 and is included in the consolidated financial statements of The Western Union Company as of December 31, 2011 and for the period from November 7, 2011 through December 31, 2011. The assets of Travelex Global Business Payments, excluding goodwill and other intangible assets, net, constituted approximately 3% of The Western Union Company’s total assets as of December 31, 2011, and Travelex Global Business Payments revenues constituted approximately 0.6% of The Western Union Company’s total revenues for the year then ended. Our audit of internal control over financial reporting of The Western Union Company also did not include an evaluation of the internal control over financial reporting of Travelex Global Business Payments.

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency) for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity/(deficiency) for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Western Union Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 24, 2012

THE WESTERN UNION COMPANY

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Transaction fees	$4,220.2	$4,055.3	$4,036.2
Foreign exchange revenues	1,151.2	1,018.8	910.3
Other revenues	120.0	118.6	137.1

Total revenues	5,491.4	5,192.7	5,083.6

Expenses:
Cost of services	3,102.0	2,978.4	2,874.9
Selling, general and administrative	1,004.4	914.2	926.0

Total expenses*	4,106.4	3,892.6	3,800.9

Operating income	1,385.0	1,300.1	1,282.7

Other income/(expense):
Interest income	5.2	2.8	9.4
Interest expense	(181.9)	(169.9)	(157.9)
Derivative gains/(losses), net	14.0	(2.5)	(2.8)
Other income, net	52.3	14.7	0.1

Total other expense, net	(110.4)	(154.9)	(151.2)

Income before income taxes	1,274.6	1,145.2	1,131.5

Provision for income taxes	109.2	235.3	282.7

Net income	$1,165.4	$909.9	$848.8

Earnings per share:
Basic	$1.85	$1.37	$1.21
Diluted	$1.84	$1.36	$1.21
Weighted-average shares outstanding:
Basic	630.6	666.5	698.9
Diluted	634.2	668.9	701.0

*

As further described in Note 5, total expenses include amounts for related parties of $190.7 million, $236.4 million, and $257.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$1,370.9	$2,157.4
Settlement assets	3,091.2	2,635.2
Property and equipment, net of accumulated depreciation of $429.7 and $383.6, respectively	198.1	196.5
Goodwill	3,198.9	2,151.7
Other intangible assets, net of accumulated amortization of $462.5 and $441.2, respectively	847.4	438.0
Other assets	363.4	350.4

Total assets	$9,069.9	$7,929.2

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$535.0	$520.4
Settlement obligations	3,091.2	2,635.2
Income taxes payable	302.4	356.6
Deferred tax liability, net	389.7	289.9
Borrowings	3,583.2	3,289.9
Other liabilities	273.6	254.5

Total liabilities	8,175.1	7,346.5

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 619.4 shares and 654.0 shares issued and outstanding as of December 31, 2011 and 2010, respectively	6.2	6.5
Capital surplus	247.1	117.4
Retained earnings	760.0	591.6
Accumulated other comprehensive loss	(118.5)	(132.8)

Total stockholders’ equity	894.8	582.7

Total liabilities and stockholders’ equity	$9,069.9	$7,929.2

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$1,165.4	$909.9	$848.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61.0	61.5	55.9
Amortization	131.6	114.4	98.3
Deferred income tax provision/(benefit)	21.2	28.6	(20.8)
Stock compensation expense	31.2	35.9	31.9
Gain on revaluation of equity interests (Note 3)	(49.9)	—	—
Other non-cash items, net	(1.4)	2.0	44.1
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(27.7)	28.1	(31.4)
Accounts payable and accrued liabilities	(43.0)	10.5	75.5
Income taxes payable (Note 10)	(62.3)	(159.2)	138.3
Other liabilities	(51.2)	(37.3)	(22.5)

Net cash provided by operating activities	1,174.9	994.4	1,218.1

Cash flows from investing activities
Capitalization of contract costs	(96.7)	(35.0)	(27.3)
Capitalization of purchased and developed software	(13.0)	(25.4)	(11.9)
Purchases of property and equipment	(52.8)	(53.3)	(59.7)
Acquisition of businesses, net of cash acquired	(1,218.6)	(4.7)	(515.9)
Net proceeds from settlement of foreign currency forward contracts related to acquisitions	20.8	—	—
Proceeds from receivable for securities sold	—	36.9	255.5
Repayments of notes receivable issued to agents	—	16.9	35.2

Net cash used in investing activities	(1,360.3)	(64.6)	(324.1)

Cash flows from financing activities
Proceeds from exercise of options	100.0	42.1	23.2
Cash dividends paid	(194.2)	(165.3)	(41.2)
Common stock repurchased	(803.9)	(581.4)	(400.2)
Net proceeds from/(repayments of) commercial paper	297.0	—	(82.8)
Net proceeds from issuance of borrowings	696.3	247.0	496.6
Principal payments on borrowings	(696.3)	—	(500.0)

Net cash used in financing activities	(601.1)	(457.6)	(504.4)

Net change in cash and cash equivalents	(786.5)	472.2	389.6
Cash and cash equivalents at beginning of year	2,157.4	1,685.2	1,295.6

Cash and cash equivalents at end of year	$1,370.9	$2,157.4	$1,685.2

Supplemental cash flow information:
Interest paid	$191.3	$175.5	$150.0
Income taxes paid (Note 10)	$144.9	$365.4	$162.8
Non-cash exchange of 5.400% notes due 2011 for 5.253% notes due 2020 (Note 15)	$—	$303.7	$—

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Stockholders’ Equity/(Deficiency)

(in millions)

			Capital Surplus/ (Deficiency)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity/ (Deficiency)	Comprehensive Income/(Loss)
	Common Stock
	Shares	Amount
Balance, December 31, 2008	709.6	$7.1	$(14.4)	$29.2	$(30.0)	$(8.1)
Net income	—	—	—	848.8	—	848.8	$848.8
Stock-based compensation	—	—	31.9	—	—	31.9
Common stock dividends	—	—	—	(41.2)	—	(41.2)
Repurchase and retirement of common shares	(24.9)	(0.2)	—	(403.6)	—	(403.8)
Shares issued under stock-based compensation plans	1.8	—	23.9	—	—	23.9
Tax adjustments from employee stock option plans	—	—	(0.7)	—	—	(0.7)
Unrealized gains on investment securities, net of tax	—	—	—	—	5.5	5.5	5.5
Unrealized losses on hedging activities, net of tax	—	—	—	—	(62.5)	(62.5)	(62.5)
Foreign currency translation adjustment, net of tax	—	—	—	—	(29.0)	(29.0)	(29.0)
Pension liability adjustment, net of tax	—	—	—	—	(11.3)	(11.3)	(11.3)

Comprehensive income							$751.5

Balance, December 31, 2009	686.5	6.9	40.7	433.2	(127.3)	353.5
Net income	—	—	—	909.9	—	909.9	$909.9
Stock-based compensation and other	—	—	34.6	—	—	34.6
Common stock dividends	—	—	—	(165.3)	—	(165.3)
Repurchase and retirement of common shares	(35.7)	(0.4)	—	(586.2)	—	(586.6)
Shares issued under stock-based compensation plans	3.2	—	44.1	—	—	44.1
Tax adjustments from employee stock option plans	—	—	(2.0)	—	—	(2.0)
Unrealized losses on investment securities, net of tax	—	—	—	—	(3.3)	(3.3)	(3.3)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(4.9)	(4.9)	(4.9)
Foreign currency translation adjustment, net of tax	—	—	—	—	6.6	6.6	6.6
Pension liability adjustment, net of tax	—	—	—	—	(3.9)	(3.9)	(3.9)

Comprehensive income							$904.4

Balance, December 31, 2010	654.0	6.5	117.4	591.6	(132.8)	582.7
Net income	—	—	—	1,165.4	—	1,165.4	$1,165.4
Stock-based compensation	—	—	31.2	—	—	31.2
Common stock dividends	—	—	—	(194.2)	—	(194.2)
Repurchase and retirement of common shares	(40.5)	(0.4)	—	(802.8)	—	(803.2)
Shares issued under stock-based compensation plans	5.9	0.1	98.7	—	—	98.8
Tax adjustments from employee stock option plans	—	—	(0.2)	—	—	(0.2)
Unrealized gains on investment securities, net of tax	—	—	—	—	1.8	1.8	1.8
Unrealized gains on hedging activities, net of tax	—	—	—	—	27.0	27.0	27.0
Foreign currency translation adjustment, net of tax	—	—	—	—	(2.0)	(2.0)	(2.0)
Pension liability adjustment, net of tax	—	—	—	—	(12.5)	(12.5)	(12.5)

Comprehensive income							$1,179.7

Balance, December 31, 2011	619.4	$6.2	$247.1	$760.0	$(118.5)	$894.8

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

The Western Union business consists of the following segments:

•

Consumer-to-consumer — money transfer services between consumers, primarily through a global network of third-party agents using the Company’s multi-currency, real-time money transfer processing systems. This service is available for international cross-border transfers — that is, the transfer of funds from one country to another—and, in certain countries, intra-country transfers — that is, money transfers from one location to another in the same country.

•

Global business payments — the processing of payments from consumers or businesses to other businesses. The Company’s business payments services allow consumers to make payments to a variety of organizations including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. The Company’s existing Western Union Business Solutions business (“Business Solutions”) and Travelex Global Business Payments (“TGBP”), which was acquired in November 2011 (see Note 3), are also included in this segment. These businesses facilitate business-to-business payments, primarily for cross-border, cross-currency transactions. The majority of the segment’s revenue was generated in the United States during all periods presented. However, international expansion and other key strategic initiatives, including TGBP, have resulted in international revenue continuing to increase in this segment.

All businesses that have not been classified into the consumer-to-consumer or global business payments segments are reported as “Other” and primarily include the Company’s money order and prepaid services business. Prior to October 1, 2009, the Company’s money orders were issued by Integrated Payment Systems Inc. (“IPS”), a subsidiary of First Data Corporation (“First Data”), to consumers at retail locations primarily in the United States and Canada. Effective October 1, 2009, the Company assumed the responsibility for issuing money orders.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2011, the amount of net assets subject to these limitations totaled approximately $230 million.

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

Spin-off from First Data

On January 26, 2006, the First Data Board of Directors announced its intention to pursue the distribution of all of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(the “Spin-off”). Effective on September 29, 2006, First Data completed the separation and the distribution of these businesses by distributing The Western Union Company common stock to First Data shareholders (the “Distribution”). Prior to the Distribution, the Company had been a segment of First Data.

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

As of December 31, 2011, 2010 and 2009, there were 17.1 million, 34.0 million and 37.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Basic weighted-average shares outstanding	630.6	666.5	698.9
Common stock equivalents	3.6	2.4	2.1

Diluted weighted-average shares outstanding	634.2	668.9	701.0

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

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For most of these assets, the Company utilizes pricing services that use multiple prices as inputs to determine daily market values. In addition, the Trust has other investments that fall within Level 2 that are valued at net asset value which is not quoted on an active market; however, the unit price is based on underlying investments which are traded on an active market.

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

Carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables, settlement obligations, borrowings under the commercial paper program and other short-term notes payable, approximate fair value due to their short maturities. Investment securities, included in settlement assets, and derivative financial instruments are carried at fair value and included in Note 8. Fixed rate notes are carried at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 14. The fair values of fixed rate notes are also disclosed in Note 15 and are based on market quotations. For more information on the fair value of financial instruments, see Note 8.

The fair values of non-financial assets and liabilities related to the Company’s business combinations are disclosed in Note 3. The fair values of financial assets and liabilities related to the Trust are disclosed in Note 11.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company maintains cash and cash equivalent balances with various financial institutions, including a substantial portion in money market funds. The Company limits the concentration of its cash and cash equivalents with any one institution. The Company regularly reviews investment concentrations and credit worthiness of these institutions, and has relationships with a globally diversified list of banks and financial institutions.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $28.5 million and $21.1 million as of December 31, 2011 and 2010, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2011, 2010 and 2009, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $24.3 million, $19.1 million and $36.2 million, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Receivables from business-to-business customers arise from cross-currency payment transactions in the global business payments segment. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. The credit risk associated with the receivables from these spot foreign currency exchange contracts is largely mitigated, as in most cases the Company requires the receipt of funds from customers before releasing the associated cross-currency payment.

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

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2011	2010
Settlement assets:

Cash and cash equivalents	$712.5	$133.8

Receivables from selling agents and business-to-business customers	1,046.7	1,132.3

Investment securities	1,332.0	1,369.1

	$3,091.2	$2,635.2

Settlement obligations:

Money transfer, money order and payment service payables	$2,242.3	$2,170.0

Payables to agents	848.9	465.2

	$3,091.2	$2,635.2

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consisted of the following (in millions):

	December 31,
	2011	2010
Equipment	$434.8	$401.5

Buildings	80.1	77.5

Leasehold improvements	61.1	51.9

Furniture and fixtures	33.1	30.3

Land and improvements	16.9	16.9

Projects in process	1.8	2.0

	627.8	580.1

Less accumulated depreciation	(429.7)	(383.6)

Property and equipment, net	$198.1	$196.5

Amounts charged to expense for depreciation of property and equipment were $61.0 million, $61.5 million and $55.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2011, 2010 and 2009.

Other Intangible Assets

Other intangible assets primarily consist of acquired contracts, contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts) and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income is amortization expense of approximately $131.6 million, $114.4 million and $98.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Acquired contracts include customer and contractual relationships and networks of subagents that are recognized in connection with the Company’s acquisitions.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides the components of other intangible assets (in millions):

	December 31, 2011			December 31, 2010
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization

Acquired contracts (a)	10.5	$629.5	$526.5	$256.5	$186.8

Capitalized contract costs	6.7	399.1	213.8	350.3	164.6

Purchased or acquired software (a)	3.5	132.2	57.9	113.9	30.7

Developed software	3.3	65.2	3.1	86.1	13.7

Acquired trademarks	24.5	41.5	31.0	42.3	33.4

Projects in process	3.0	0.8	0.8	6.1	6.1

Other intangibles (a)	3.8	41.6	14.3	24.0	2.7

Total other intangible assets	8.5	$1,309.9	$847.4	$879.2	$438.0

(a)	Total other intangible assets includes $299.7 million of identifiable intangible assets related to the preliminary allocation of purchase price for the TGBP acquisition (see Note 3).

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2011 is expected to be $160.6 million in 2012, $131.0 million in 2013, $107.3 million in 2014, $89.1 million in 2015, $70.7 million in 2016 and $288.7 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company did not record any impairment related to other intangible assets during the years ended December 31, 2011 and 2009, and recorded impairments of approximately $9 million for the year ended December 31, 2010.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In certain consumer money transfer and global business payments transactions involving different currencies, the Company generates revenue based on the difference between the exchange rate set by the Company to the customer and the rate at which the Company or its agents are able to acquire currency. This foreign exchange revenue is recorded at the time the related consumer money transfer transaction fee revenue is recognized or at the time a customer initiates a transaction through the Company’s business-to-business payment service operations.

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

Cost of Services

Cost of services primarily consists of agent commissions and expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services.

Advertising Costs

Advertising costs are charged to operating expenses as incurred or at the time the advertising first takes place. Advertising costs for the years ended December 31, 2011, 2010, and 2009 were $174.8 million, $163.9 million and $201.4 million, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The United States dollar is the functional currency for substantially all of the Company’s businesses. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those entities for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these entities are included as a component of “Accumulated other comprehensive loss.” Foreign currency denominated monetary assets and liabilities of operations in which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period and are recognized in operations. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

Derivatives

The Company utilizes derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency business-to-business payments by writing derivatives to customers. The Company recognizes all derivatives in the “Other assets” and “Other liabilities” captions in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows, except for cash flows associated with foreign currency forward contracts entered into in order to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, which are recorded in investing activities.

•

Cash Flow hedges—Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss.” Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in “Accumulated other comprehensive loss” are reclassified to earnings in the same period or periods the hedged item affects earnings. The portions of the change in fair value that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net.”

•

Fair Value hedges—Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt are recorded in “Interest expense.” The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in “Interest expense.”

•

Undesignated—Derivative contracts entered into to reduce the variability related to (a) money transfer settlement assets and obligations, generally with maturities of a few days up to one month, and (b) certain money transfer related foreign currency denominated cash positions and intercompany loans, generally with maturities of less than one year, are not designated as hedges for accounting purposes and changes in their fair value are included in “Selling, general and administrative.” In addition, changes in fair value of derivative contracts, consisting of forward contracts with maturities of less than one year entered into to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, are recorded in “Derivative gains/(losses), net.” The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency business-to-business payments operations. These contracts have durations generally of nine months or less. The Company aggregates its foreign exchange exposures in its cross-currency business-to-business payments operations, including the exposure generated by the derivative contracts it

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

writes to its customers, and typically hedges the net exposure through offsetting contracts with established financial institution counterparties (economic hedge contract) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. The changes in fair value related to these contracts are recorded in “Foreign exchange revenues.”

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

Restructuring and Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are generally recognized when the liability is incurred. Expenses arising under the Company’s defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are recognized in earnings when it is probable and reasonably estimable. The Company also evaluates impairment issues associated with restructuring activities when the carrying amount of the assets may not be fully recoverable, in accordance with the appropriate accounting guidance. Restructuring and related expenses consist of direct and incremental expenses associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure and migration of the Company’s IT infrastructure; and other expenses related to the relocation of various operations to new or existing Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. Also included in the facility closure expenses are non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. For more information on the Company’s restructuring and related expenses, see Note 4.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions

2011 Acquisitions

On November 7, 2011, the Company acquired the business-to-business payment business known as Travelex Global Business Payments (“TGBP”) from Travelex Holdings Limited for cash consideration of £603 million ($967.8 million), plus an initial working capital adjustment. The acquisition of the French assets of TGBP for cash consideration of £3 million (approximately $4.7 million based on currency exchange rates at December 31, 2011) has not been finalized as of December 31, 2011. This acquisition is expected to close in 2012, subject to regulatory approval and satisfaction of closing conditions. The final consideration and the final purchase price allocation are subject to an additional working capital adjustment, further analysis of tax balances, final valuation of identifiable intangible assets, and other items. For the year ended December 31, 2011, the Company incurred $20.7 million of costs associated with the closing of this acquisition. With the acquisition of TGBP and the Company’s existing Business Solutions business, the Company has the ability to leverage TGBP’s business-to-business payments market expertise, distribution, product and capabilities with Western Union’s brand, existing Business Solutions operations, global infrastructure and relationships, and financial strength. The results of operations for TGBP have been included in the Company’s consolidated financial statements from the date of acquisition.

On October 31, 2011 and April 20, 2011, the Company acquired the remaining 70% interests in European-based Finint S.r.l. (“Finint”) and Angelo Costa S.r.l. (“Costa”), respectively, two of the Company’s largest agents providing services in a number of European countries. The Company previously held a 30% equity interest in each of these agents. The Company expects these acquisitions will help accelerate the introduction of additional Western Union products and services and will leverage its existing European infrastructure to build new opportunities across the European Union. The acquisitions do not impact the Company’s money transfer revenue, because the Company was already recording all of the revenue arising from money transfers originating at Finint’s and Costa’s subagents. As of the acquisition dates, the Company no longer incurs commission costs for transactions related to Finint and Costa; rather the Company now pays commissions to Finint and Costa subagents, resulting in lower overall commission expense. The Company’s operating expenses include costs attributable to Finint’s and Costa’s operations subsequent to the acquisition dates.

The Company acquired the remaining 70% interest in Finint for cash consideration of €99.6 million ($139.4 million). The final purchase price allocation is subject to further analysis of tax balances and other items. The Company revalued its previous 30% equity interest to fair value of approximately $47.8 million on the acquisition date, resulting in total value of $187.2 million. In conjunction with the revaluation, the Company recognized a gain of $20.5 million, recorded in “Other income, net” in the Company’s Consolidated Statements of Income, for the amount by which the fair value of the 30% equity interest exceeded its previous carrying value.

The Company acquired the remaining 70% interest in Costa for cash consideration of €95 million ($135.7 million), which included a reduction of €5 million ($7.1 million) for an initial working capital adjustment pursuant to the terms of the purchase agreement. The final consideration and the final purchase price allocation are subject to an additional working capital adjustment. The Company revalued its previous 30% equity interest to fair value of approximately $46.2 million on the acquisition date, resulting in total value of $181.9 million. In conjunction with the revaluation, the Company recognized a gain of $29.4 million, recorded in “Other income, net” in the Company’s Consolidated Statements of Income, for the amount by which the fair value of the 30% equity interest exceeded its previous carrying value.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All assets and liabilities have been recorded at fair value, excluding deferred tax liabilities. The following table summarizes the preliminary allocations of purchase price (in millions):

Assets:	Travelex Global Business Payments	Finint S.r.l	Angelo Costa S.r.l

Cash and cash equivalents	$40.0	$—	$—

Settlement assets	169.1	52.2	48.0

Property and equipment	4.9	0.5	3.0

Goodwill	728.7	153.1	172.3

Other intangible assets	299.7	64.8	51.4

Other assets	30.0	2.4	1.7

Total assets	$1,272.4	$273.0	$276.4

Liabilities:

Accounts payable and accrued liabilities	$43.2	$6.0	$10.8

Settlement obligations	169.1	57.5	55.7

Income taxes payable	1.1	3.1	10.3

Deferred tax liability, net	69.4	15.8	15.5

Other liabilities	21.8	3.4	2.2

Total liabilities	304.6	85.8	94.5

Total purchase price (a)	$967.8	$187.2	$181.9

(a)	Total purchase price includes cash consideration transferred and the revaluation of the Company’s previous equity interest, if any, to fair value on the acquisition date.

The preliminary valuation of assets acquired were derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation, and resulted in identifiable intangible assets as follows (in millions):

	Travelex Global Business Payments	Finint S.r.l	Angelo Costa S.r.l

Customer and other contractual relationships	$276.6	$—	$—

Network of subagents	—	53.9	44.6

Other	23.1	10.9	6.8

Total identifiable intangible assets	$299.7	$64.8	$51.4

Customer and other contractual relationships and network of subagents identifiable intangible assets were valued using an income approach and are being amortized over 10 to 11 years, subject to valuation completion. Other intangibles were valued using both income and cost approaches and are being amortized over one to five

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years. For the remaining assets and liabilities excluding goodwill and deferred tax liabilities, fair value approximated carrying value.

The goodwill recognized for TGBP of $728.7 million is attributable to expected synergies, the projected long-term business growth in current and new markets and an assembled workforce and relates entirely to the global business payments segment. The goodwill recognized for Finint and Costa of $153.1 million and $172.3 million, respectively, is attributable to growth opportunities that will arise from the Company directly managing its agent relationships, expected synergies, projected long-term business growth and an assembled workforce and relates entirely to the consumer-to-consumer segment. Based on the preliminary allocation of purchase price, goodwill expected to be deductible for income tax purposes for TGBP, Finint and Costa is approximately $470.6 million, $97.0 million and $104.9 million, respectively.

Other acquisitions

On September 1, 2009, the Company acquired Canada-based Custom House, a provider of international business-to-business payment services, for $371.0 million. The acquisition of Custom House allowed the Company to enter the international business-to-business payments market. Custom House facilitates cross-border, cross-currency payment transactions. These payment transactions are conducted through various channels including the phone and Internet. The significant majority of Custom House’s revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In addition, this business writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. The results of operations for Custom House have been included in the Company’s consolidated financial statements from the date of acquisition.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents changes to goodwill for the years ended December 31, 2011 and 2010 (in millions):

	Consumer-to- Consumer	Global Business Payments	Other	Total

January 1, 2010 balance	$1,619.9	$509.2	$14.3	$2,143.4

Purchase price adjustments	—	(7.9)	—	(7.9)

Currency translation	—	16.3	(0.1)	16.2

December 31, 2010 balance	$1,619.9	$517.6	$14.2	$2,151.7

Acquisitions	325.4	728.7	—	1,054.1

Currency translation	—	(6.7)	(0.2)	(6.9)

December 31, 2011 balance	$1,945.3	$1,239.6	$14.0	$3,198.9

4. Restructuring and Related Expenses

On May 25, 2010 and as subsequently revised, the Company’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. Details of the expenses incurred are included in the tables below. Included in these expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. As of December 31, 2011, the Company has incurred all of the expenses related to the Restructuring Plan.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the restructuring and related expenses discussed above and the related restructuring accruals as of and for the years ended December 31, 2011 and December 31, 2010 (in millions):

	Severance, Outplacement And Related Benefits	Fixed Asset Write-Offs and Accelerated Depreciation	Lease Terminations	Other (b)	Total

Balance, January 1, 2010	$—	$—	$—	$—	$—

Expenses (a)	48.7	0.9	—	9.9	59.5

Cash payments	(13.7)	—	—	(8.8)	(22.5)

Non-cash charges (a)	(0.7)	(0.9)	—	—	(1.6)

Balance, December 31, 2010	$34.3	$—	$—	$1.1	$35.4

Expenses (a)	26.1	1.3	3.5	15.9	46.8

Cash payments	(48.1)	—	(3.5)	(16.8)	(68.4)

Non-cash charges (a)	1.4	(1.3)	—	—	0.1

Balance, December 31, 2011	$13.7	$—	$—	$0.2	$13.9

Total expenses	$74.8	$2.2	$3.5	$25.8	$106.3

(a)	Expenses include non-cash write-offs and accelerated depreciation of fixed assets and leasehold improvements. However, these amounts were recognized outside of the restructuring accrual.

(b)

Other expenses related to the relocation of various operations to new and existing Company facilities including expenses for hiring, training, relocation, travel and professional fees. All such expenses will be recorded when incurred.

Restructuring and related expenses are reflected in the Consolidated Statements of Income as follows (in millions):

	Year Ended December 31, 2011	Year Ended December 31, 2010

Cost of services	$10.6	$15.0

Selling, general and administrative	36.2	44.5

Total restructuring and related expenses, pre-tax	$46.8	$59.5

Total restructuring and related expenses, net of tax	$32.0	$39.3

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

	Consumer-to- Consumer	Global Business Payments	Other	Total

2010 expenses	$44.7	$12.8	$2.0	$59.5

2011 expenses	33.7	11.2	1.9	46.8

Total expenses	$78.4	$24.0	$3.9	$106.3

The Company did not incur any material restructuring and related expenses in the year ended December 31, 2009.

5. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2011, 2010 and 2009 totaled $131.9 million, $183.5 million and $203.2 million, respectively. Commission expense recognized for Finint prior to October 31, 2011, Costa prior to April 20, 2011, and FEXCO prior to February 24, 2009, the date of the acquisitions (see Note 3), was considered a related party transaction.

In July 2009, the Company appointed a director who is also a director for a company holding significant investments in two of the Company’s existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $58.8 million, $52.9 million and $54.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to these agents.

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $120 million in outstanding letters of credit and bank guarantees as of December 31, 2011 with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (“DOJ”) served one of the Company’s subsidiaries with a grand jury subpoena requesting documents in connection with

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an investigation into money transfers, including related foreign exchange rates, from the United States to the Dominican Republic from 2004 through the date of subpoena. The Company is cooperating fully with the DOJ investigation. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company’s motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs’ unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs’ consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. as a defendant. On April 25, 2011, the Company and Western Union Financial Services, Inc. filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. Western Union Financial Services, Inc. also moved to compel arbitration of the plaintiffs’ claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies’ request to stay the District Court proceedings pending their appeal. The plaintiffs have not sought and the Court has not granted class certification. The Company and Western Union Financial Services, Inc. intend to vigorously defend themselves against both lawsuits. However, due to the preliminary stages of these lawsuits, the fact the plaintiffs have not quantified their damage demands, and the uncertainty as to whether they will ever be certified as class actions, the potential outcome cannot be determined.

During 2009, the Company recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states, which was paid in 2010. On February 11, 2010, the Company signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State of Arizona and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The accrual included amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. The costs of the investments in the Company’s programs and for the monitor are expected to reach up to $23 million over the period from signing to 2013.

In the normal course of business, the Company is subject to claims and litigation. Management of the Company believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company accrues for loss contingencies as they become probable and estimable.

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

7. Investment Securities

Investment securities, classified within “Settlement assets” in the Consolidated Balance Sheets, consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but that have varying maturities through 2050. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of December 31, 2011, the majority of the Company’s investment securities had credit ratings of “AA–” or better from a major credit rating agency.

On October 1, 2009 (the “Transition Date”), the Company assumed IPS’s role as issuer of money orders and terminated the existing agreement whereby IPS paid the Company a fixed return of 5.5% on the outstanding money order balances. Following the Transition Date, the Company invested the cash received from IPS in highly-rated, investment grade securities, primarily tax exempt United States state and municipal debt securities, in accordance with applicable regulations.

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2011, 2010 and 2009 were $14.2 billion, $14.7 billion and $8.4 billion, respectively. The transition of the money order business from IPS in October 2009, as described above, increased the frequency of purchases and proceeds received by the Company in 2010 and 2011.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If potential impairment exists, the Company assesses whether it has the intent to sell the debt security, more likely than not will be required to sell the debt security before its anticipated recovery or expects that some of the contractual cash flows will not be received. The Company had no material other-than-temporary impairments during the periods presented.

The components of investment securities are as follows (in millions):

December 31, 2011	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)

State and municipal debt securities (a)	$858.5	$866.5	$10.4	$(2.4)	$8.0

State and municipal variable rate demand notes	376.9	376.9	—	—	—

Corporate debt and other	88.7	88.6	0.6	(0.7)	(0.1)

	$1,324.1	$1,332.0	$11.0	$(3.1)	$7.9

December 31, 2010	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)

State and municipal debt securities (a)	$844.1	$849.1	$7.0	$(2.0)	$5.0

State and municipal variable rate demand notes	490.0	490.0	—	—	—

Agency mortgage-backed securities and other	29.9	30.0	0.1	—	0.1

	$1,364.0	$1,369.1	$7.1	$(2.0)	$5.1

(a)	The majority of these securities are fixed rate instruments.

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2011 and 2010.

The following summarizes contractual maturities of investment securities as of December 31, 2011 (in millions):

	Amortized Cost	Fair Value

Due within 1 year	$180.0	$180.5

Due after 1 year through 5 years	705.6	713.3

Due after 5 years through 10 years	115.8	114.6

Due after 10 years	322.7	323.6

	$1,324.1	$1,332.0

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $12.4 million, $65.4 million,

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$6.0 million and $293.1 million are included in the “Due within 1 year,” “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

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

The following table reflects assets and liabilities that were measured and carried at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
December 31, 2011	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$866.5	$—	$866.5
State and municipal variable rate demand notes	—	376.9	—	376.9
Corporate debt and other	0.1	88.5	—	88.6
Derivatives	—	124.8	—	124.8

Total assets	$0.1	$1,456.7	$—	$1,456.8

Liabilities:
Derivatives	$—	$86.6	$—	$86.6

Total liabilities	$—	$86.6	$—	$86.6

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
December 31, 2010	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$849.1	$—	$849.1
State and municipal variable rate demand notes	—	490.0	—	490.0
Agency mortgage-backed securities and other	0.1	29.9	—	30.0

Derivatives	—	69.8	—	69.8

Total assets	$0.1	$1,438.8	$—	$1,438.9

Liabilities:
Derivatives	$—	$80.9	$—	$80.9

Total liabilities	$—	$80.9	$—	$80.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No non-recurring fair value adjustments were recorded during the years ended December 31, 2011 and 2010, except those associated with acquisitions, as disclosed in Note 3.

Other Fair Value Measurements

The carrying amounts for the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company’s borrowings had a carrying value and fair value of $3,583.2 million and $3,563.5 million, respectively, as of December 31, 2011 and had a carrying value and fair value of $3,289.9 million and $3,473.6 million, respectively, as of December 31, 2010 (see Note 15).

The fair value of the assets in the Trust, which holds the assets for the Company’s defined benefit plan, is disclosed in Note 11.

9. Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2011	2010
Other assets:
Derivatives	$124.8	$69.8
Prepaid expenses	54.5	50.1
Equity method investments	41.3	85.7
Other receivables	37.6	26.2
Amounts advanced to agents, net of discounts	34.1	25.3
Deferred customer set up costs	18.0	20.4
Debt issue costs	15.8	12.8
Accounts receivable, net	14.8	13.8
Receivables from First Data	3.6	24.1
Other	18.9	22.2

Total other assets	$363.4	$350.4

Other liabilities:
Pension obligations	$112.7	$112.8
Derivatives	86.6	80.9
Deferred revenue	33.6	37.3
Other	40.7	23.5

Total other liabilities	$273.6	$254.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Components of pre-tax income:
Domestic	$423.9	$151.4	$249.7
Foreign	850.7	993.8	881.8

	$1,274.6	$1,145.2	$1,131.5

For the year ended December 31, 2011, the increase in domestic pre-tax income and decrease in foreign pre-tax income are primarily due to the current year pre-tax impact of the Company’s agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Federal	$78.1	$132.2	$217.3
State and local	4.5	39.8	28.0
Foreign	26.6	63.3	37.4

	$109.2	$235.3	$282.7

Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company’s foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	2.0%	1.9%	1.5%
Foreign rate differential	(13.9)%	(15.3)%	(12.5)%
IRS Agreement	(16.1)%	—	—
Other	1.6%	(1.1)%	1.0%

Effective tax rate	8.6%	20.5%	25.0%

The decrease in the Company’s effective tax rate for the year ended December 31, 2011 is primarily due to an agreement with the United States Internal Revenue Service (“IRS”) resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003, as described below, slightly offset by higher taxes associated with the Finint and Costa remeasurement gains. The tax rate for the year ended December 31, 2010 was impacted by a cumulative tax planning benefit from certain foreign acquisitions and the settlement with the IRS of certain issues relating to the 2002-2004 tax years. The Company continues to benefit from an increasing proportion of profits being foreign-derived, and therefore taxed at lower rates than its combined federal and state tax rates in the United States.

The Company’s provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$36.2	$103.6	$235.8
State and local	0.6	30.1	26.0
Foreign	51.2	73.0	41.8

Total current taxes	88.0	206.7	303.6

Deferred:
Federal	41.9	28.6	(18.5)
State and local	3.9	9.7	2.0
Foreign	(24.6)	(9.7)	(4.4)

Total deferred taxes	21.2	28.6	(20.9)

	$109.2	$235.3	$282.7

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2011	2010
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$40.6	$61.6
Pension obligations	40.0	38.7
Tax attribute carryovers	11.9	7.4
Other	20.6	16.7

Total deferred tax assets	113.1	124.4

Deferred tax liabilities related to:
Intangibles, property and equipment	502.8	411.8
Other	—	2.5

Total deferred tax liabilities	502.8	414.3

Net deferred tax liability	$389.7	$289.9

Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2011, the total amount of tax contingency reserves was $135.0 million, including accrued interest and penalties, net of related benefits. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2011	2010
Balance as of January 1,	$618.7	$477.2
Increases—positions taken in current period (a)	143.1	134.1
Increases—positions taken in prior periods (b)	34.1	33.4
Increases—acquisitions	9.7	—
Decreases—positions taken in prior periods	(27.9)	(21.8)
Decreases—settlements with taxing authorities	(650.9)	(0.8)
Decreases—lapse of applicable statute of limitations	(3.1)	(3.4)

Balance as of December 31, (c)	$123.7	$618.7

(a)	Includes recurring accruals for issues which initially arose in previous periods.

(b)	Changes to positions taken in prior periods relate to changes in estimates used to calculate prior period unrecognized tax benefits.

(c)	Balance at December 31, 2011, includes amounts related to a variety of U.S. federal and state and foreign tax matters.

In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003. As a result of the IRS Agreement, the Company expects to make cash payments to the IRS and various state tax authorities in 2012 of approximately $190 million, which are in addition to the $250 million tax deposit (see below) the Company made with the IRS in 2010. This deposit limits the further accrual of interest charges with respect to the Company’s related tax liabilities, to the extent of the deposit. Also as a result of the IRS Agreement, the Company recorded a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $115.6 million and $555.5 million as of December 31, 2011 and 2010, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Consolidated Balance Sheets. The Company recognized ($4.0) million, $6.9 million and $11.0 million in interest and penalties during the years ended December 31, 2011, 2010 and 2009, respectively. The Company has accrued $20.7 million and $52.4 million for the payment of interest and penalties as of December 31, 2011 and 2010, respectively.

The Company has identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months. The change in

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrecognized tax benefits during the year ended December 31, 2011 is substantially attributable to the settlement with the IRS discussed above. The unrecognized tax benefits accrual as of December 31, 2011, consists of federal, state and foreign tax matters.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States and Ireland as its two major tax jurisdictions. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2003 through 2006. The Company’s United States federal income tax returns since the Spin-off are also eligible to be examined. The IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. The Notice of Deficiency alleged significant additional taxes, interest and penalties owed with respect to a variety of adjustments involving the Company and its subsidiaries, and the Company generally has responsibility for taxes associated with these potential Company-related adjustments under the tax allocation agreement with First Data executed at the time of the Spin-off. A substantial part of the alleged amounts due related to the Company’s international restructuring, which took effect in the fourth quarter of 2003. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003, as noted above. An examination of the United States federal consolidated income tax returns of First Data that cover the Company’s 2005 and pre-Spin-off 2006 taxable periods is ongoing, as is an examination of the Company’s United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009. The Irish income tax returns of certain subsidiaries for the years 2007 and forward are eligible to be examined by the Irish tax authorities, although no examinations have commenced.

In the first quarter of 2010, the Company made a $250 million tax deposit relating to United States federal tax liabilities, including those arising from the Company’s 2003 international restructuring, which have been previously accrued in the Company’s consolidated financial statements. The deposit was recorded as a reduction to “Income taxes payable” in the Consolidated Balance Sheets and a decrease in cash flows from operating activities in the Consolidated Statement of Cash Flows. Making the deposit limits the further accrual of interest charges with respect to such tax liabilities, to the extent of the deposit.

As of December 31, 2011, no provision had been made for United States federal and state income taxes on certain of the Company’s outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $3.7 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Tax Allocation Agreement with First Data

The Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the Company, subsequent adjustments may occur that may impact the Company’s financial condition or results of operations.

Also under the tax allocation agreement, with respect to taxes and other liabilities that result from a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion) (“Spin-off Related Taxes”), the Company will be liable to First Data for

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any such Spin-off Related Taxes attributable solely to actions taken by or with respect to the Company. In addition, the Company will also be liable for half of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (ii) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on the Company’s business, financial condition and results of operations. First Data generally will be liable for all Spin-off Related Taxes, other than those described above.

11. Employee Benefit Plans

Defined Contribution Plans

The Western Union Company Incentive Savings Plan (“401(k)”) covers eligible employees on the United States payroll of the Company. Employees who make voluntary contributions to this plan receive up to a 4% Company matching contribution. All matching contributions are immediately vested.

The Company administers more than 25 defined contribution plans in various countries globally on behalf of approximately 1,300 employee participants as of December 31, 2011. Such plans have vesting and employer contribution provisions that vary by country.

In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated employees. The plan provides tax-deferred contributions, matching and the restoration of Company matching contributions otherwise limited under the 401(k).

The aggregate amount charged to expense in connection with all of the above plans was $12.8 million, $12.0 million and $11.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Defined Benefit Plan

On December 31, 2010, the Company merged its two frozen defined benefit pension plans into one plan (“Plan”). The Plan assets were held in a master trust and were identical in terms of their benefit entitlements and other provisions (except for participant eligibility requirements) and consequently, the financial effect of the merger was not significant.

The Plan had recorded unfunded pension obligations of $112.7 million and $112.8 million as of December 31, 2011 and 2010, respectively, included in “Other liabilities” in the Consolidated Balance Sheets. In both the years ended December 31, 2011 and 2010, the Company made contributions of approximately $25 million to the Plan, including discretionary contributions of $3 million and $10 million, respectively. Due to the closure of one of its facilities in Missouri and an agreement with the Pension Benefit Guaranty Corporation, the Company funded $4.1 million during 2009. The Company will be required to fund approximately $20 million to the Plan in 2012 and may make a discretionary contribution of up to approximately $5 million.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the Plan’s projected benefit obligation, fair value of assets and the funded status (in millions):

	2011	2010
Change in projected benefit obligation
Projected benefit obligation as of January 1,	$402.9	$400.1
Interest cost	17.9	20.1
Actuarial loss	35.3	25.3
Benefits paid	(41.7)	(42.6)

Projected benefit obligation as of December 31,	$414.4	$402.9

Change in plan assets
Fair value of plan assets as of January 1,	$290.1	$275.9
Actual return on plan assets	28.3	31.9
Benefits paid	(41.7)	(42.6)
Company contributions	25.0	24.9

Fair value of plan assets as of December 31,	301.7	290.1

Funded status of the plan as of December 31,	$(112.7)	$(112.8)

Accumulated benefit obligation as of December 31,	$414.4	$402.9

Differences in expected returns on plan assets estimated at the beginning of the year versus actual returns, and assumptions used to estimate the beginning of year projected benefit obligation versus the end of year obligation (principally discount rate and mortality assumptions) are, on a combined basis, considered actuarial gains and losses. Such actuarial gains and losses are recognized as a component of “Comprehensive income” and amortized to income over the average remaining life expectancy of the plan participants. Included in “Accumulated other comprehensive loss” as of December 31, 2011 is $10.5 million ($6.5 million, net of tax) of actuarial losses that are expected to be recognized in net periodic pension cost during the year ended December 31, 2012.

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	2011	2010
Accrued benefit liability	$(112.7)	$(112.8)
Accumulated other comprehensive loss (pre-tax)	196.8	176.5

Net amount recognized	$84.1	$63.7

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Year Ended December 31,
	2011	2010	2009
Interest cost	$17.9	$20.1	$23.6
Expected return on plan assets	(21.3)	(20.4)	(24.7)
Amortization of actuarial loss	8.1	6.2	3.6

Net periodic benefit cost	$4.7	$5.9	$2.5

The accrued loss related to the pension liability included in “Accumulated other comprehensive loss”, net of tax, increased $12.5 million, $3.9 million and $11.3 million in 2011, 2010 and 2009, respectively.

The rate assumptions used in the measurement of the Company’s benefit obligation were as follows:

	2011	2010
Discount rate	3.72%	4.69%

The rate assumptions used in the measurement of the Company’s net cost were as follows:

	2011	2010	2009
Discount rate	4.69%	5.30%	6.26%
Expected long-term return on plan assets	7.00%	6.50%	7.50%

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

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical risk, return, and co-variance relationships between equities, fixed-income securities, and alternative investments are considered consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is given to diversification, re-balancing and yields anticipated on fixed income securities held. Historical returns are reviewed within the context of current economic conditions to check for reasonableness and appropriateness. The Company then applies this rate against a calculated value for its plan assets. The calculated value recognizes changes in the fair value of plan assets over a five-year period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension plan asset allocation as of December 31, 2011 and 2010, and target allocations based on investment policies, were as follows:

	Percentage of Plan Assets as of Measurement Date
Asset Class	2011	2010
Equity investments	17%	31%
Debt securities	61%	69%
Alternative investments	22%	0%

	100%	100%

Target Allocation
Equity investments	15%
Debt securities	60%
Alternative investments	25%

The assets of the Company’s Plan are managed in a third-party Trust. The investment policy and allocation of the assets in the Trust are overseen by the Company’s Investment Council. The Company employs a total return investment approach whereby a mix of equity, fixed income, and alternative investments are used in an effort to maximize the long-term return of plan assets. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity, fixed-income, and alternative investments (e.g. hedge funds, royalty rights and private equity funds). Furthermore, equity investments are diversified across United States and non-United States stocks, as well as securities deemed to be growth, value, and small and large capitalizations. Alternative investments, the significant majority of which are hedge funds, are used in an effort to enhance long-term returns while improving portfolio diversification. Hedge fund strategy types include, but are not limited to: commodities/currencies, equity long-short, relative value, multi-strategy, event driven, and global-macro. The Plan holds derivative contracts directly which consist of standardized obligations to buy or sell United States treasury bonds or notes at predetermined future dates and prices which are transacted on regulated exchanges. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan’s exposure to interest rate volatility and to provide an additional source of return. Cash held by the Plan is used to satisfy margin requirements on the derivatives. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reflect investments of the Trust that were measured and carried at fair value (in millions). For information on how the Company measures fair value, refer to Note 2.

December 31, 2011	Fair Value Measurement Using			Total Assets at Fair Value
Asset Class	Level 1	Level 2	Level 3
Equity investments
Domestic	$28.1	$—	$—	$28.1
International	—	22.4	—	22.4
Debt securities
Corporate debt (a)	—	134.1	—	134.1
U.S. treasury bonds	39.8	—	—	39.8
U.S. government agencies	—	4.7	—	4.7
Other	—	3.0	—	3.0
Alternative investments
Hedge funds (b)	—	52.8	—	52.8
Royalty rights and private equity (c)	—	—	13.6	13.6

Total investments of the Trust at fair value	$67.9	$217.0	$13.6	$298.5
Other assets				3.2

Total investments of the Trust	$67.9	$217.0	$13.6	$301.7

December 31, 2010	Fair Value Measurement Using			Total Assets at Fair Value
Asset Class	Level 1	Level 2	Level 3
Equity investments
Domestic	$3.1	$40.9	$—	$44.0
International	—	45.2	—	45.2
Private equity	—	—	1.3	1.3
Debt securities
Corporate debt (a)	—	117.3	—	117.3
U.S. treasury bonds	57.9	—	—	57.9
U.S. government agencies	—	6.8	—	6.8
Asset-backed	—	6.0	—	6.0
Other bonds	—	9.0	—	9.0

Total investments of the Trust at fair value	$61.0	$225.2	$1.3	$287.5
Other assets				2.6

Total investments of the Trust	$61.0	$225.2	$1.3	$290.1

(a)	Substantially all corporate debt securities are investment grade securities.

(b)

Hedge funds generally hold liquid and readily priceable securities, such as public equities, exchange-traded derivatives, and corporate bonds. Hedge funds themselves do not have readily available market quotations,

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and therefore are valued using the NAV per share provided by the investment sponsor or third party administrator. Funds investing in diverse hedge fund strategies (primarily commingled funds) with the following composition of underlying hedge fund investments within the pension plans at December 31, 2011: commodities/currencies (34%), equity long/short (20%), relative value (17%), multi-strategy (11%), event driven (10%), and global-macro (8%). There are no redemption restrictions, and redemptions can generally be done monthly or quarterly with required notice ranging from one to 45 days.

(c)

Diversified investments in royalty rights related to the sale of pharmaceutical and biotechnology products by third parties. Also included are private equity funds with a focus on venture capital and mezzanine financing strategies.

The maturities of debt securities as of December 31, 2011 range from less than one year to approximately 38 years with a weighted-average maturity of 15 years.

The following tables provide summaries of changes in the fair value of the Trust’s Level 3 financial assets (in millions):

	Royalty Rights	Private Equity	Total
Balance, January 1, 2010	$—	$2.0	$2.0
Actual return on plan assets:
Relating to assets still held as of the reporting date	—	(0.4)	(0.4)
Relating to assets sold during the period	—	0.2	0.2
Net purchases and sales	—	(0.5)	(0.5)

Balance, December 31, 2010	$—	$1.3	$1.3
Actual return on plan assets:
Relating to assets still held as of the reporting date	—	(0.8)	(0.8)
Relating to assets sold during the period	—	0.9	0.9
Net purchases and sales	11.4	0.8	12.2

Balance, December 31, 2011	$11.4	$2.2	$13.6

The estimated undiscounted future benefit payments are expected to be $40.4 million in 2012, $39.0 million in 2013, $37.5 million in 2014, $36.0 million in 2015, $34.5 million in 2016 and $147.2 million in 2017 through 2021.

12. Operating Lease Commitments

The Company leases certain real properties for use as customer service centers and administrative and sales offices. The Company also leases data communications terminals, computers and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $44.2 million, $34.7 million and $34.0 million during the years ended December 31, 2011, 2010 and 2009, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, the minimum aggregate rental commitments under all noncancelable operating leases, net of sublease income commitments aggregating $2.0 million through 2016, were as follows (in millions):

Year Ending December 31,
2012	$38.8
2013	29.9
2014	23.1
2015	18.8
2016	13.0
Thereafter	19.1

Total future minimum lease payments	$142.7

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

Unrealized gains and losses on investment securities that are available for sale, primarily state and municipal debt securities, are included in “Accumulated other comprehensive loss” until the investment is either sold or deemed other-than-temporarily impaired. See Note 7 for further discussion.

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss.” Generally, amounts are recognized in income when the related forecasted transaction affects earnings. See Note 14 for further discussion.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax effects allocated to and the cumulative balance of each component of accumulated other comprehensive loss were as follows (in millions):

	2011	2010	2009
Beginning balance, January 1	$(132.8)	$(127.3)	$(30.0)
Unrealized gains/(losses) on investment securities:
Unrealized gains/(losses)	9.7	(0.5)	11.5
Tax (expense)/benefit	(3.6)	0.1	(4.3)
Reclassification of gains into earnings	(6.9)	(4.7)	(2.7)
Tax expense	2.6	1.8	1.0

Net unrealized gains/(losses) on investment securities	1.8	(3.3)	5.5
Unrealized gains/(losses) on hedging activities:
Unrealized gains/(losses)	(5.2)	15.8	(43.6)
Tax (expense)/benefit	5.6	0.7	8.9
Reclassification of (gains)/losses into earnings	33.0	(23.0)	(32.9)
Tax expense/(benefit)	(6.4)	1.6	5.1

Net unrealized gains/(losses) on hedging activities	27.0	(4.9)	(62.5)
Foreign currency translation adjustments:
Foreign currency translation adjustments	(3.7)	8.4	(21.6)
Tax (expense)/benefit	1.7	(1.8)	7.6
Reclassification of gains into earnings (a)	—	—	(23.1)
Tax expense (a)	—	—	8.1

Net foreign currency translation adjustments	(2.0)	6.6	(29.0)
Pension liability adjustments:
Unrealized losses	(28.4)	(13.7)	(22.2)
Tax benefit	10.9	5.9	8.7
Reclassification of losses into earnings	8.1	6.2	3.6
Tax benefit	(3.1)	(2.3)	(1.4)

Net pension liability adjustments	(12.5)	(3.9)	(11.3)

Other comprehensive income/(loss)	14.3	(5.5)	(97.3)

Ending balance, December 31	$(118.5)	$(132.8)	$(127.3)

(a)	The year ended December 31, 2009 includes the impact to the foreign currency translation account of the surrender of the Company’s interest in FEXCO Group. See Note 3.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, the components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	2011	2010	2009
Unrealized gains on investment securities	$4.9	$3.1	$6.4
Unrealized gains/(losses) on hedging activities	5.1	(21.9)	(17.0)
Foreign currency translation adjustment	(6.3)	(4.3)	(10.9)
Pension liability adjustment	(122.2)	(109.7)	(105.8)

	$(118.5)	$(132.8)	$(127.3)

Cash Dividends Paid

During 2011, the Company’s Board of Directors declared quarterly cash dividends of $0.08 per common share in the second through fourth quarters of 2011 and $0.07 per share in the first quarter representing $194.2 million in total dividends. Of this amount, $49.6 million was paid on both December 30, 2011 and October 7, 2011, $50.3 million was paid on June 30, 2011 and $44.7 million was paid on March 31, 2011. During 2010, the Company’s Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters representing $165.3 million in total dividends. Of this amount, $45.8 million was paid on December 31, 2010, $39.4 million was paid on October 14, 2010, $39.6 million was paid on June 30, 2010 and $40.5 million was paid on March 31, 2010. During the fourth quarter of 2009, the Company’s Board of Directors declared an annual cash dividend of $0.06 per common share representing $41.2 million in total dividends, paid on December 30, 2009.

On February 7, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share payable on March 30, 2012.

Share Repurchases

During the years ended December 31, 2011, 2010 and 2009, 40.3 million, 35.6 million and 24.8 million shares, respectively, have been repurchased for $800.0 million, $584.5 million and $400.0 million, respectively, excluding commissions, at an average cost of $19.83, $16.44 and $16.10 per share, respectively. As of December 31, 2011, $615.5 million remains available under share repurchase authorizations approved by the Board of Directors through December 31, 2012.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company executes derivatives with established financial institutions, with the substantial majority of these financial institutions having credit ratings of “A–” or better from a major credit rating agency. The Company also executes global business payments derivatives mostly with small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties’ ability to perform. The Company’s hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Foreign Currency—Consumer-to-Consumer

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2011, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Consolidated Statements of Income.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2011 were as follows (in millions):

Contracts not designated as hedges:
Euro	$159.9
British pound	48.4
Other	142.6
Contracts designated as hedges:
Euro	$500.1
Canadian dollar	116.8
British pound	106.4
Other	117.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency—Global Business Payments

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its global business payments operations. The Company aggregates its global business payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency business-to-business payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $154.6 million, $105.0 million, and $28.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. None of the derivative contracts used in global business payments operations are designated as accounting hedges. The duration of these derivative contracts is generally nine months or less.

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its global business payments operations as of December 31, 2011 were approximately $3.3 billion. The significant majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and Australian dollar.

The Company has forward contracts to offset foreign exchange rate fluctuations on a Canadian dollar denominated intercompany loan. These contracts, which are not designated as accounting hedges, had a notional amount of approximately 240 million and 245 million Canadian dollars as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011 and 2010, the Company held interest rate swaps in an aggregate notional amount of $500.0 million and $1,195.0 million, respectively. The aggregate notional amount held at December 31, 2011 related to notes due in 2014.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2011 and 2010 (in millions):

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2011	2010		2011	2010
Derivatives—hedges:
Interest rate fair value hedges—Corporate	Other assets	$4.4	$8.0	Other liabilities	$—	$1.6
Foreign currency cash flow hedges—Consumer-to-consumer	Other assets	37.0	14.7	Other liabilities	6.6	31.1

Total		$41.4	$22.7		$6.6	$32.7

Derivatives—undesignated:
Foreign currency—Global business payments	Other assets	$79.8	$46.9	Other liabilities	$67.6	$36.2
Foreign currency—Consumer-to-consumer	Other assets	3.6	0.2	Other liabilities	12.4	12.0

Total		$83.4	$47.1		$80.0	$48.2

Total derivatives		$124.8	$69.8		$86.6	$80.9

The following table summarizes the net fair value of derivatives held as of December 31, 2011 and their expected maturities (in millions):

	Total	2012	2013	2014	Thereafter
Foreign currency undesignated hedges—Consumer-to-consumer	$(8.8)	$(4.8)	$(4.0)	$—	$—
Interest rate fair value hedges—Corporate	4.4	—	—	4.4	—
Foreign currency undesignated hedges—Global business payments	12.2	12.3	(0.1)	—	—
Foreign currency cash flow hedges—Consumer-to-consumer	30.4	15.4	15.0	—	—

Total	$38.2	$22.9	$10.9	$4.4	$—

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2011, 2010 and 2009 (in millions):

Fair Value Hedges

The following table presents the location and amount of gains/(losses) from fair value hedges for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives					Gain/(Loss) Recognized in Income on Related Hedged Item (a)
	Income Statement Location	Amount				Income Statement Location	Amount
Derivatives		2011	2010	2009	Hedged Items		2011	2010	2009
Interest rate contracts	Interest expense	$11.8	$13.3	$12.9	Fixed-rate debt	Interest expense	$12.6	$10.5	$11.1

Total gain		$11.8	$13.3	$12.9			$12.6	$10.5	$11.1

Cash Flow Hedges

The following table presents the location and amount of gains/(losses) from cash flow hedges for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Amount of Gain/ (Loss) Recognized in OCI on Derivatives (Effective Portion)			Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
				Income Statement Location	Amount			Income Statement Location	Amount
Derivatives	2011	2010	2009		2011	2010	2009		2011	2010	2009
Foreign currency contracts	$16.4	$20.0	$(43.6)	Revenue	$(30.3)	$24.5	$34.6	Derivative gains/(losses), net	$(10.2)	$(1.5)	$(1.2)
Interest rate contracts (c)	(21.6)	(4.2)	—	Interest expense	(2.7)	(1.5)	(1.7)	Interest expense	—	(0.1)	—

Total gain/(loss)	$(5.2)	$15.8	$(43.6)		$(33.0)	$23.0	$32.9		$(10.2)	$(1.6)	$(1.2)

Undesignated Hedges

The following table presents the location and amount of net gains/(losses) from undesignated hedges for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
Derivatives		2011	2010	2009
Foreign currency contracts (e)	Selling, general and administrative	$5.9	$(1.0)	$(7.4)
Foreign currency contracts (f)	Derivative gains/(losses), net	21.9	0.6	(2.8)

Total gain/(loss)		$27.8	$(0.4)	$(10.2)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)

The 2011 gain of $12.6 million is comprised of a loss in value on the debt of $11.8 million and amortization of hedge accounting adjustments of $24.4 million. The 2010 gain of $10.5 million is comprised of a loss in value on the debt of $13.3 million and amortization of hedge accounting adjustments of $23.8 million. The 2009 gain of $11.1 million is comprised of a loss in value on the debt of $12.9 million and amortization of hedge accounting adjustments of $24.0 million.

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

(d)

The Company uses foreign currency forward and option contracts as part of its business-to-business payments operations. These derivative contracts are excluded from this table as they are managed as part of a broader currency portfolio that includes non-derivative currency exposures. The gains and losses on these derivatives are included as part of the broader disclosure of portfolio revenue for this business discussed above.

(e)

The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gain/(loss) on settlement assets and obligations and cash balances were ($20.5) million, ($2.5) million and $2.8 million in 2011, 2010 and 2009, respectively.

(f)

The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract. Additionally, in the year ended December 31, 2011, the Company entered into derivative contracts, consisting of foreign currency forward contracts with maturities of less than one year, to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition, and recorded a net gain of $20.8 million in “Derivative gains/(losses), net.”

An accumulated other comprehensive pre-tax gain of $15.4 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2011. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in “Interest expense” within the next 12 months as of December 31, 2011. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Due in less than one year:
Commercial paper	$297.0	$—
5.400% notes (a)	—	696.3
Due in greater than one year (b):
Floating rate notes due 2013 (c)	300.0	—
6.500% notes (effective rate of 5.5%) due 2014	500.0	500.0
5.930% notes due 2016 (d)	1,000.0	1,000.0
3.650% notes (effective rate of 4.4%) due 2018 (e)	400.0	—
5.253% notes due 2020 (d)	324.9	324.9
6.200% notes due 2036 (d)	500.0	500.0
6.200% notes due 2040 (d)	250.0	250.0
Other borrowings	8.8	5.9

Total borrowings at par value	3,580.7	3,277.1
Fair value hedge accounting adjustments, net (b)	23.9	36.6
Unamortized discount, net	(21.4)	(23.8)

Total borrowings at carrying value (f)	$3,583.2	$3,289.9

(a)

The 5.400% notes due in November 2011 (“2011 Notes”) were repaid using the Company’s cash, including cash generated from operations and proceeds from the Company’s 2011 borrowings and commercial paper issuances.

(b)

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

(c)

On March 7, 2011, the Company issued $300.0 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 (“2013 Notes”). Interest is payable quarterly at a per annum interest rate equal to three-month LIBOR plus 58 basis points (1.11% as of December 31, 2011) and is reset quarterly. See below for additional detail relating to the debt issuance.

(d)	The difference between the stated interest rate and the effective interest rate is not significant.

(e)

On August 22, 2011, the Company issued $400.0 million of aggregate principal amount of 3.650% unsecured fixed rate notes due 2018 (“2018 Notes”). In anticipation of this issuance, the Company entered into interest rate lock contracts to fix the interest rate of the debt issuance, and recorded a loss on the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts of $21.6 million, which increased the effective rate to 4.4%, in “Accumulated other comprehensive loss,” which will be amortized into “Interest expense” over the life of the 2018 Notes. See below for additional detail relating to the debt issuance.

(f)	As of December 31, 2011, the Company’s weighted-average effective rate on total borrowings was approximately 4.8%.

The aggregate fair value of the Company’s borrowings, based on quotes from multiple banks, excluding the impact of related interest rate swaps, was $3,563.5 million and $3,473.6 million as of December 31, 2011 and 2010, respectively.

The Company’s maturities of borrowings at par value as of December 31, 2011 are $300.0 million in 2012, $300.0 million in 2013, $500.0 million in 2014, $1.0 billion in 2016 and approximately $1.5 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of December 31, 2011 had a weighted-average annual interest rate of approximately 0.6% and a weighted-average term of 9 days. During the year ended December 31, 2011, the average commercial paper balance outstanding was $89.7 million and the maximum balance outstanding was $784.1 million. Proceeds from the Company’s commercial paper borrowings were used for general liquidity. The Company had $297.0 million of commercial paper outstanding as of December 31, 2011 and no commercial paper borrowings outstanding as of December 31, 2010.

Revolving Credit Facility

On September 23, 2011, the Company entered into a credit agreement which expires January 2017 providing for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (“Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s $1.5 billion revolving credit facility that was set to expire in September 2012. Consistent with the prior facility, the Revolving Credit Facility contains certain covenants that, among other things, limit or restrict the Company’s ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness, subject to certain exceptions. Also consistent with the prior facility, the Company is required to maintain compliance with a consolidated interest coverage ratio covenant. The Revolving Credit Facility supports borrowings under the Company’s $1.5 billion commercial paper program.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and during the year ended December 31, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2011, the Company had $297.0 million of commercial paper borrowings outstanding, which left $1,353.0 million remaining that was available to borrow on the Revolving Credit Facility.

Notes

On August 22, 2011, the Company issued $400.0 million of aggregate principal amount of unsecured notes due August 22, 2018. Interest with respect to the 2018 Notes is payable semi-annually in arrears on February 22 and August 22 of each year, based on the fixed per annum interest rate of 3.650%. The 2018 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company’s and certain of its subsidiaries’ ability to incur certain types of security interests, or enter into certain sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2018 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company may redeem the 2018 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 basis points.

On March 7, 2011, the Company issued $300.0 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013. Interest with respect to the 2013 Notes is payable quarterly in arrears on each March 7, June 7, September 7 and December 7, beginning June 7, 2011, at a per annum interest rate equal to the three-month LIBOR plus 58 basis points (reset quarterly). The 2013 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company’s and certain of its subsidiaries’ ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2013 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest.

On June 21, 2010, the Company issued $250.0 million of aggregate principal amount of unsecured notes due June 21, 2040 (“2040 Notes”). Interest with respect to the 2040 Notes is payable semi-annually on June 21 and December 21 each year based on the fixed per annum interest rate of 6.200%. The 2040 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2040 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 2011 Notes for unsecured notes due April 1, 2020 (“2020 Notes”). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum interest rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into “Interest expense” over the life of the notes. The 2020 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2020 Notes were originally issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On October 8, 2010, the Company exchanged the 2020 Notes for notes registered under the Securities Act, pursuant to the terms of the Registration Rights Agreement.

On February 26, 2009, the Company issued $500.0 million of aggregate principal amount of unsecured notes due February 26, 2014 (“2014 Notes”). Interest with respect to the 2014 Notes is payable semi-annually on February 26 and August 26 each year based on the fixed per annum interest rate of 6.500%. The 2014 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2014 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 50 basis points.

On November 17, 2006, the Company issued $1.0 billion aggregate principal amount of 5.400% Notes due 2011 (“2011 Notes”) and $500.0 million aggregate principal amount of 6.200% Notes due 2036 (“2036 Notes”). The 2011 Notes were redeemed upon maturity in November 2011.

Interest with respect to the 2036 Notes is payable semi-annually on May 17 and November 17 each year based on the fixed per annum interest rate of 6.200%. The 2036 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 25 basis points.

On September 29, 2006, the Company issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016 (“2016 Notes”). Interest on the 2016 Notes is payable semi-annually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.930%. The 2016 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries) or enter into sale and leaseback transactions. The Company may redeem the 2016 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 20 basis points.

16. Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan

The Western Union Company 2006 Long-Term Incentive Plan (“2006 LTIP”) provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and other equity-based awards to employees who perform services for the Company. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP, of which 36.1 million shares are available as of December 31, 2011.

Options granted under the 2006 LTIP are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of options granted to retirement eligible employees, which will vest on a prorated basis. Compensation expense related to stock options is recognized over the requisite service period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock awards and units granted under the 2006 LTIP typically become 100% vested on the three year anniversary of the grant date, with the exception of restricted stock units granted to retirement eligible employees, which will vest on a prorated basis. The fair value of the awards granted is measured based on the fair value of the shares on the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. The related compensation expense is recognized over the requisite service period which is the same as the vesting period.

In 2011, the compensation committee of the Company’s Board of Directors granted the Company’s executives and other key employees, long-term incentive awards under the 2006 LTIP which consisted of two-thirds performance based restricted stock unit awards and one-third stock option awards. The performance based restricted stock units are restricted stock awards. The grant date fair value is fixed and the amount of restricted stock units depends upon certain financial and strategic performance objectives being met over a two-year period plus an additional one-year vesting period after the two-year performance period. The actual number of performance based restricted stock units that the recipients receive ranges from 0% to 300% of the target number of stock units granted under the LTIP based on the achievement of the performance objectives. Additionally, in 2011, non-executive employees of the Company participating in the 2006 LTIP received annual equity grants of two-thirds restricted stock units and one-third stock option awards, or all restricted stock units depending on their employment grade level.

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (“2006 Director Plan”) provides for the granting of equity-based awards to non-employee directors of the Company. Options granted under the 2006 Director Plan are issued with exercise prices equal to the fair market value of Western Union common stock at the grant date, have 10-year terms, and vest immediately. Since options and deferred stock units under this plan vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. Awards under the plan may be settled immediately unless the participant elects to defer the receipt of the common shares under applicable plan rules. A maximum of 1.5 million shares of common stock may be awarded under the 2006 Director Plan. As of December 31, 2011, the Company has awarded 1.0 million options and 0.3 million unrestricted stock units to non-employee directors of the Company.

Impact of Spin-Off to Stock-Based Awards Granted Under First Data Plans

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

All converted Stock-Based Awards, which had not vested prior to September 24, 2007, were subject to the terms and conditions applicable to the original First Data Stock-Based Awards, including change of control provisions which required full vesting upon a change of control of First Data. Accordingly, upon the completion of the acquisition of First Data on September 24, 2007 by an affiliate of Kohlberg Kravis Roberts & Co.’s, all of these

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining converted unvested Western Union Stock-Based Awards vested. As a result of this accelerated vesting, there is no remaining unamortized compensation expense associated with such converted Stock-Based Awards.

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

Stock Option Activity

A summary of Western Union stock option activity for the year ended December 31, 2011 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2011
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1,	37.5	$18.76
Granted	1.8	20.85
Exercised	(5.8)	17.10
Cancelled/forfeited	(2.8)	20.40

Outstanding at December 31,	30.7	$19.05	4.3	$26.4

Options exercisable as of December 31,	25.4	$19.43	3.5	$15.1

As of December 31, 2011, approximately 32% of outstanding options to purchase shares of common stock of the Company were held by employees of First Data.

The Company received $98.8 million, $44.1 million and $23.9 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2011, 2010 and 2009, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company’s calculated pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods was approximately $6.1 million as of December 31, 2011. The Company realized total tax benefits during the years ended December 31, 2011, 2010 and 2009 from stock option exercises of $4.8 million, $1.4 million and $0.8 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $20.6 million, $8.2 million and $8.6 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Activity

A summary of Western Union activity for restricted stock units, performance based restricted stock units, and restricted stock awards for the year ended December 31, 2011 is listed below (awards/units in millions):

	Year Ended December 31, 2011
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1,	2.7	$15.34
Granted	2.1	19.59
Vested	(0.4)	20.92
Forfeited	(0.5)	16.94

Non-vested as of December 31,	3.9	$16.85

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock awards, restricted stock units, performance based restricted stock units and deferred stock units for the years ended December 31, 2011, 2010 and 2009 (in millions, except per share data).

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation expense	$(31.2)	$(35.9)	$(31.9)
Income tax benefit from stock-based compensation expense	9.8	11.6	9.9

Net income impact	$(21.4)	$(24.3)	$(22.0)

Earnings per share:
Basic and Diluted	$(0.03)	$(0.04)	$(0.03)

As of December 31, 2011, there was $17.4 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.3 years, and there was $34.7 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance based restricted stock units which is expected to be recognized over a weighted-average period of 2.1 years.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2011	2010	2009
Stock options granted:
Weighted-average risk-free interest rate	2.5%	2.7%	2.0%
Weighted-average dividend yield	1.4%	1.3%	0.2%
Volatility	31.0%	33.9%	46.3%
Expected term (in years)	5.8	5.8	5.6
Weighted-average grant date fair value	$5.99	$5.12	$5.41

Expected volatility—For the Company’s executives and non-employee directors, the expected volatility for the 2011, 2010 and 2009 grants was 29.7%, 32.8% and 46.9%, respectively. The expected volatility for the Company’s non-executive employees was 31.9%, 34.5% and 46.0% for the 2011, 2010 and 2009 grants, respectively. The Company used a blend of implied and historical volatility. The Company’s implied volatility was calculated using the market price of traded options on Western Union’s common stock and the historical volatility represented a blend of Western Union and First Data (prior to the Spin-off) stock data.

Expected dividend yield—The Company’s expected annual dividend yield is the calculation of the annualized Western Union dividend divided by an average Western Union stock price on each respective grant date. The 2011 grants made prior to May 19, 2011 do not reflect the increase in dividend approved by the Board of Directors on this date. The 2010 and 2009 grants do not reflect the increase in dividends approved by the Board of Directors on December 8, 2010 and December 9, 2009, respectively, as all 2010 and 2009 grants were issued prior to that date.

Expected term—For 2011, 2010 and 2009, Western Union’s expected term was approximately 5 years for non-executive employees and approximately 7 years for executives and non-employee directors. The Company’s expected term of options was based upon, among other things, historical exercises (including the exercise history of First Data’s awards), the vesting term of the Company’s options and the options’ contractual term of ten years.

Risk-free interest rate—The risk-free rate for stock options granted during the period is determined by using a United States Treasury rate for the period that coincided with the expected terms listed above.

The assumptions used to calculate the fair value of options granted will be evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s consolidated financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption will be accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the consolidated financial statements of the period in which the change is made. In the future, as more historical data is available to calculate the volatility of Western Union stock and the actual terms Western Union employees

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hold options, expected volatility and expected term may change which could change the grant-date fair value of future stock option awards and, ultimately, the recorded compensation expense.

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

The consumer-to-consumer reporting segment is viewed as one global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated from our websites. The segment consists of three regions, which primarily coordinate agent network management and marketing activities. The CODM makes decisions regarding resource allocation and monitors performance based on specific corridors within and across these regions, but also reviews total revenue and operating profit of each region. These regions frequently interact on transactions with consumers and share processes, systems and licenses, thereby constituting one global consumer-to-consumer money transfer network. The regions and corridors generally offer the same services distributed by the same agent network, have the same types of customers, are subject to similar regulatory requirements, are processed on the same system and have similar economic characteristics, allowing the geographic regions to be aggregated into one reporting segment.

The global business payments segment processes payments from consumers or businesses to other businesses. The results of the Company’s existing consumer-to-business operations, as well as the Company’s existing Western Union Business Solutions business and recently acquired TGBP business, have been combined in this segment as these businesses are focused on facilitating payments. For further information on these global business payments segment acquisitions, see Note 3.

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

•

Restructuring and related expenses of $46.8 million and $59.5 million for the years ended December 31, 2011 and 2010, respectively, were not allocated to the segments. The Company did not incur any material restructuring and related expenses in the year ended December 31, 2009. While these items were identifiable to the Company’s segments, they were not included in the measurement of segment operating profit provided

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to Note 4.

•

During the year ended December 31, 2009, the Company recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states. The agreement and settlement includes resolution of all outstanding legal issues and claims with the State and a multi-state agreement to fund a not-for-profit organization promoting safety and security along the United States and Mexico border. While this item was identifiable to the Company’s consumer-to-consumer segment, it was not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the settlement, refer to Note 6.

•	All items not included in operating income are excluded from the segments.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s reportable segment results for the years ended December 31, 2011, 2010 and 2009, respectively (in millions):

	Years Ended December 31,
	2011	2010	2009
Revenues:
Consumer-to-consumer:
Transaction fees	$3,580.2	$3,434.3	$3,373.5
Foreign exchange revenues	983.1	905.8	877.1
Other revenues	45.1	43.3	50.1

	4,608.4	4,383.4	4,300.7
Global business payments:
Transaction fees	587.8	578.0	621.9
Foreign exchange revenues	168.1	113.0	33.2
Other revenues	28.8	30.7	36.6

	784.7	721.7	691.7
Other:
Transaction fees	52.2	43.0	40.8
Other revenues	46.1	44.6	50.4

	98.3	87.6	91.2

Total consolidated revenues	$5,491.4	$5,192.7	$5,083.6

Operating income/(loss):
Consumer-to-consumer	$1,316.0	$1,243.3	$1,175.5
Global business payments	140.4	122.5	171.9
Other	(24.6)	(6.2)	6.3

Total segment operating income	$1,431.8	$1,359.6	$1,353.7
Agreement and settlement (Note 6)	—	—	(71.0)
Restructuring and related expenses (Note 4)	(46.8)	(59.5)	—

Total consolidated operating income	$1,385.0	$1,300.1	$1,282.7

Assets:
Consumer-to-consumer	$4,644.6	$5,014.3	$4,602.5
Global business payments	2,866.3	1,452.7	1,419.0
Other	1,559.0	1,462.2	1,331.9

Total assets	$9,069.9	$7,929.2	$7,353.4

Depreciation and amortization:
Consumer-to-consumer	$141.0	$130.5	$124.2
Global business payments	45.6	36.0	24.3
Other	4.7	8.5	5.7

Total segment depreciation and amortization	$191.3	$175.0	$154.2
Restructuring and related expenses	1.3	0.9	—

Total depreciation and amortization	$192.6	$175.9	$154.2

Capital expenditures:
Consumer-to-consumer	$138.4	$85.3	$71.6
Global business payments	20.1	21.5	16.7
Other	4.0	6.9	10.6

Total capital expenditures	$162.5	$113.7	$98.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning principal geographic areas was as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Revenue:
United States	$1,568.6	$1,516.0	$1,584.9
International	3,922.8	3,676.7	3,498.7

Total	$5,491.4	$5,192.7	$5,083.6

Long-lived assets:
United States	$152.1	$159.4	$161.1
International	46.0	37.1	43.2

Total	$198.1	$196.5	$204.3

The consumer-to-consumer geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, the Company splits the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region. The geographic split of revenue above for global business payments is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of “Property and equipment, net,” are presented based upon the location of the assets.

A significant majority of the Company’s consumer-to-consumer transactions involve at least one non-United States location. Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of revenue for the years ended December 31, 2011, 2010 and 2009. In addition, each individual agent or global business payments customer accounted for less than 10% of revenue during these periods.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012 Changes in Reportable Segments

In connection with the acquisition of TGBP, recent management changes, and other key strategic initiatives, the Company will implement a new segment structure to assess performance and allocate resources, beginning in the first quarter of 2012. The changes in the Company’s segment structure primarily relate to the separation of the Global Business Payments segment into two new reportable segments, Consumer-to-Business and Business Solutions. A summary of how the segments will be structured follows:

Segment	Description
Consumer-to-Consumer	Money transfer services between consumers, primarily through a global network of third-party agents.
Consumer-to-Business

Processing of payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses.

Business Solutions

Business-to-business payment solutions, primarily for cross-border, cross-currency transactions, including services provided under the Company’s existing Western Union Business Solutions business and TGBP, which was acquired in November 2011.

Other	Businesses that have not been classified into one of the Company’s other segments. These businesses primarily include the Company’s money order and prepaid services businesses.

18. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2011 and 2010 were as follows (in millions, except per share data):

2011 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2011
Revenues	$1,283.0	$1,366.3	$1,410.8	$1,431.3	$5,491.4
Expenses (a)	970.1	1,015.6	1,047.8	1,072.9	4,106.4

Operating income	312.9	350.7	363.0	358.4	1,385.0
Other expense, net (b)	38.2	17.3	49.1	5.8	110.4

Income before income taxes	274.7	333.4	313.9	352.6	1,274.6
Provision for/(benefit from) income taxes (c)	64.5	70.2	74.2	(99.7)	109.2

Net income	$210.2	$263.2	$239.7	$452.3	$1,165.4

Earnings per share:
Basic	$0.32	$0.42	$0.38	$0.73	$1.85
Diluted	$0.32	$0.41	$0.38	$0.73	$1.84
Weighted-average shares outstanding:
Basic	646.9	631.1	624.9	619.4	630.6
Diluted	652.1	635.8	627.1	621.7	634.2

(a)	Includes $24.0 million in the first quarter, $8.9 million in the second quarter and $13.9 million in the third quarter of restructuring and related expenses. For more information, see Note 4.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)

The second quarter includes a gain of $29.4 million, recognized in connection with the remeasurement of the Company’s former equity interest in Costa to fair value. The fourth quarter includes a net gain of $20.8 million recorded on derivative contracts, consisting of foreign currency forward contracts with maturities of less than one year, entered into to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition. The fourth quarter also includes a gain of $20.5 million, recognized in connection with the remeasurement of the Company’s former equity interest in Finint to fair value.

(c)

In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003. As a result of the IRS Agreement, the Company recognized a tax benefit of $204.7 million in the fourth quarter related to the adjustment of reserves associated with this matter.

2010 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2010
Revenues	$1,232.7	$1,273.4	$1,329.6	$1,357.0	$5,192.7
Expenses (d)	916.9	962.4	978.4	1,034.9	3,892.6

Operating income	315.8	311.0	351.2	322.1	1,300.1
Other expense, net	39.8	38.7	42.6	33.8	154.9

Income before income taxes	276.0	272.3	308.6	288.3	1,145.2
Provision for income taxes	68.1	51.3	70.2	45.7	235.3

Net income	$207.9	$221.0	$238.4	$242.6	$909.9

Earnings per share:
Basic	$0.30	$0.33	$0.36	$0.37	$1.37
Diluted	$0.30	$0.33	$0.36	$0.37	$1.36
Weighted-average shares outstanding:
Basic	681.9	669.3	659.1	655.4	666.5
Diluted	684.2	671.6	661.3	658.4	668.9

(d)	Includes $34.5 million in the second quarter, $14.0 million in the third quarter and $11.0 million in the fourth quarter of restructuring and related expenses. For more information, see Note 4.

THE WESTERN UNION COMPANY

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2011 and 2010 and statements of operations and cash flows for each of the three years in the period ended December 31, 2011.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$1.1	$89.2
Property and equipment, net of accumulated depreciation of $12.3 and $10.6, respectively	32.6	30.9
Income tax deposit	250.0	250.0
Other assets	55.9	60.2
Investment in subsidiaries	4,708.8	3,805.3

Total assets	$5,048.4	$4,235.6

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	72.0	80.9
Payable to subsidiaries, net	99.7	285.1
Income taxes payable	406.1	—
Borrowings	3,574.4	3,283.9
Other liabilities	1.4	3.0

Total liabilities	4,153.6	3,652.9
Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 619.4 shares and 654.0 shares issued and outstanding at December 31, 2011 and 2010, respectively	6.2	6.5
Capital surplus	247.1	117.4
Retained earnings	760.0	591.6
Accumulated other comprehensive loss	(118.5)	(132.8)

Total stockholders’ equity	894.8	582.7

Total liabilities and stockholders’ equity	$5,048.4	$4,235.6

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$—	$—	$—
Expenses	—	—	—

Operating income	—	—	—
Interest income	0.1	0.2	1.8
Interest expense	(181.0)	(168.7)	(157.3)
Other expense	(0.1)	(3.3)	—

Loss before equity in earnings of affiliates and income taxes	(181.0)	(171.8)	(155.5)
Equity in earnings of affiliates, net of tax	1,276.7	1,012.5	941.7
Income tax benefit	69.7	69.2	62.6

Net income	$1,165.4	$909.9	$848.8

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net cash provided by operating activities	$698.1	$631.6	$505.0
Cash flows from investing activities
Purchases of property and equipment	(4.2)	—	—
Capital contributed to subsidiary	—	—	(29.0)

Net cash used in investing activities	(4.2)	—	(29.0)
Cash flows from financing activities
Advances to subsidiaries, net	(180.9)	(112.7)	(224.7)
Net proceeds from issuance of borrowings	696.3	247.0	496.6
Principal payments on borrowings	(696.3)	—	(500.0)
Net proceeds from/(repayments of) commercial paper	297.0	—	(82.8)
Proceeds from exercise of options	100.0	42.1	23.2
Cash dividends paid	(194.2)	(165.3)	(41.2)
Common stock repurchased	(803.9)	(581.4)	(400.2)

Net cash used in financing activities	(782.0)	(570.3)	(729.1)

Net change in cash and cash equivalents	(88.1)	61.3	(253.1)
Cash and cash equivalents at beginning of year	89.2	27.9	281.0

Cash and cash equivalents at end of year	$1.1	$89.2	$27.9

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

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $230 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located, or because they constitute undistributed earnings of affiliates of the Parent accounted for under the equity method of accounting. As of December 31, 2011, the Parent is in a stockholders’ equity position of $894.8 million, and as such, the restricted net assets of the Parent’s subsidiaries currently exceeds 25% of the consolidated net assets of the Parent and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.”

3. Related Party Transactions

Excess cash generated from operations of the Parent’s subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is reflected as “Payable to subsidiaries, net” in the Condensed Balance Sheets as of December 31, 2011 and 2010. The Parent’s subsidiaries periodically distribute excess cash balances to the Parent in the form of a dividend, although the amounts of such dividends may vary from year to year.

The Parent files a consolidated United States federal income tax return, and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent’s provision for income taxes has been computed as if it were a separate tax-paying entity.

4. Commitments and Contingencies

The Parent had $13.3 million in outstanding letters of credit and bank guarantees, including parental guarantees for subsidiaries, as of December 31, 2011 with expiration dates through 2012. The letters of credit and bank guarantees are primarily held in connection with credit-related dealings, which include, but are not limited to, derivatives and foreign exchange transactions. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2011, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on Western Union’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are set forth under Item 8 of this Annual Report on Form 10-K. Management’s annual report on internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of Travelex Global Business Payments (“TGBP”), which was acquired on November 7, 2011 and is included in our consolidated financial statements as of December 31, 2011 and for the period from November 7, 2011 through December 31, 2011. The assets of TGBP, excluding goodwill and other intangible assets, net, constituted approximately 3% of our total assets as of December 31, 2011, and TGBP revenues constituted approximately 0.6% of our total revenues for the year ended December 31, 2011. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year following the acquisition while integrating the acquired company.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposals Submitted for Shareholder Vote—Proposal 1—Election of Directors,” “Board of Directors Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2012 annual meeting of stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2012 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2012 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” of our definitive proxy statement for the 2012 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 3—Ratification of Selection of Auditors” of our definitive proxy statement for the 2012 annual meeting of stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements (See Index to Consolidated Financial Statements on page 84 of this Annual Report on Form 10-K);

2.	Financial Statement Schedule (See Index to Consolidated Financial Statements on page 84 of this Annual Report on Form 10-K);

3.	The exhibits listed in the “Exhibit Index” attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WESTERN UNION COMPANY (Registrant)

February 24, 2012	By:	/s/ HIKMET ERSEK
Hikmet Ersek, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek Hikmet Ersek	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/s/ Scott T. Scheirman Scott T. Scheirman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/s/ Amintore T.X. Schenkel Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2012

/s/ Jack M. Greenberg Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 24, 2012

/s/ Dinyar S. Devitre Dinyar S. Devitre	Director	February 24, 2012

/s/ Richard A. Goodman Richard A. Goodman	Director	February 24, 2012

/s/ Betsy D. Holden Betsy D. Holden	Director	February 24, 2012

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	February 24, 2012

/s/ Roberto G. Mendoza Roberto G. Mendoza	Director	February 24, 2012

/s/ Michael A. Miles, Jr. Michael A. Miles, Jr.	Director	February 24, 2012

/s/ Dennis Stevenson Dennis Stevenson	Director	February 24, 2012

/s/ Wulf von Schimmelmann Wulf von Schimmelmann	Director	February 24, 2012

EXHIBIT INDEX

Exhibit Number	Description
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

4.8	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.9	Form of 6.50% Note due 2014 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2009 and incorporated herein by reference thereto).

4.10	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2010 and incorporated herein by reference thereto).

4.11	Form of 5.253% 144A Note due 2020 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 and incorporated herein by reference thereto).

4.12	Form of 5.253% Note due 2020 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on August 5, 2010 and incorporated herein by reference thereto).

4.13

Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

4.14	Form of Floating Rate Note due 2013 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 7, 2011 and incorporated herein by reference thereto).

4.15	Form of 3.650% Note due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference thereto).

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

10.6	Form of Director Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (file no. 001-32903) and incorporated herein by reference thereto).*

10.7	The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective October 24, 2011.*

10.8

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2008 and incorporated herein by reference thereto).*

10.9

The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.10	The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective September 15, 2011.*

10.11

The Western Union Company Senior Executive Annual Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference thereto).*

10.12

The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.13

The Western Union Company Grandfathered Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.14

Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.15

Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.16

Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.17

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.18

Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.19

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.20

Form of Restricted Stock Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.21

Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.22

Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.23

Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.24

Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the 2002 First Data Corporation Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.25

Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the First Data Corporation 1992 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.26

Form of Nonqualified Stock Option Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.27

Form of Restricted Stock Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.28

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.29

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.30

Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.31

Form of Restricted Stock Unit Award Agreement for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.32

Form of Restricted Stock Unit Award Agreement (Career Shares) for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.33

Form of Restricted Stock Unit Award Agreement (Career Shares) for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.34

Form of Restricted Stock Unit Award Agreement (Career Shares) for Stewart A. Stockdale Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.35

Form of Cash Performance Grant Award Agreement for Executive Committee Members (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.36

Form of 2010 Cash Performance Grant Award Agreement for Executive Committee Members (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.37

Form of Award Agreement under The Western Union Company Senior Executive Annual Incentive Plan for 2010 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.38	Form of Performance-Based Restricted Stock Unit Award Notice for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.39

Employment Contract, dated as of November 9, 2009, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.40

Expatriate Letter Agreement, dated as of November 9, 2009, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.41

First Amendment to Employment Contract and Expatriate Letter Agreement, dated as of October 7, 2010, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference thereto).*

10.42	Expatriate Letter Agreement, dated as of January 4, 2012, between Western Union, LLC and Rajesh K. Agrawal.*

10.43	Expatriate Letter Agreement, dated as of December 12, 2011, between Western Union, LLC and Robin S. Heller.*

10.44

Letter Agreement, dated May 22, 2008, between The Western Union Company and Stewart A. Stockdale (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.45

Letter Agreement, dated May 6, 2010, between The Western Union Company, Western Union LLC and Christina Gold (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.46

Letter Agreement, dated December 22, 2010, between The Western Union Company and Rajesh K. Agrawal, as terminated by the Letter Agreement, dated January 9, 2012, between The Western Union Company and Rajesh K. Agrawal.*

10.47

Credit Agreement, dated as of September 23, 2011, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, in its capacity as the swing line bank, Wells Fargo Bank, National Association, Citibank, N.A. and JPMorgan Chase Bank, N.A., in their respective capacities as issuing lenders, Citibank, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, Bank of America, N.A., Barclays Bank PLC and U.S. Bank National Association, as documentation agents, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011 and incorporated herein by reference thereto).

10.48

Mutual Separation Agreement and Release, dated as of August 25, 2011, between Western Union, LLC and David Yates (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2011 and incorporated herein by reference thereto) (certain portions of this exhibit were granted confidential treatment by the Securities and Exchange Commission on February 8, 2012).*

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