Form 10-Q
period 2012-03-31
Western Union CO
filed 2012-05-01
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-32903
_______________________________
THE WESTERN UNION COMPANY
(Exact name of registrant as specified in its charter)
 _______________________________

DELAWARE	20-4531180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12500 EAST BELFORD AVENUE	80112
ENGLEWOOD, CO (Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (866) 405-5012
_______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 27, 2012, 612,951,394 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Transaction fees	$1,040.9	$998.0
Foreign exchange revenues	322.6	256.1
Other revenues	29.9	28.9
Total revenues	1,393.4	1,283.0
Expenses:
Cost of services	783.0	745.4
Selling, general and administrative	277.9	224.7
Total expenses	1,060.9	970.1
Operating income	332.5	312.9
Other income/(expense):
Interest income	1.5	1.2
Interest expense	(44.4)	(43.4)
Derivative gains, net	1.6	1.9
Other income/(expense), net	(1.1)	2.1
Total other expense, net	(42.4)	(38.2)
Income before income taxes	290.1	274.7
Provision for income taxes	42.8	64.5
Net income	$247.3	$210.2
Earnings per share:
Basic	$0.40	$0.32
Diluted	$0.40	$0.32
Weighted-average shares outstanding:
Basic	619.1	646.9
Diluted	621.9	652.1

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$247.3	$210.2
Other comprehensive income/(loss):
Unrealized gains on investment securities:
Unrealized gains	5.9	0.4
Tax expense	(2.2)	(0.1)
Reclassification of gains into earnings	(1.4)	(0.2)
Tax expense	0.5	0.1
Net unrealized gains on investment securities	2.8	0.2
Unrealized losses on hedging activities:
Unrealized losses	(23.0)	(35.6)
Tax benefit	3.4	5.2
Reclassification of (gains)/losses into earnings	(1.6)	6.2
Tax benefit	—	(1.4)
Net unrealized losses on hedging activities	(21.2)	(25.6)
Foreign currency translation adjustments:
Foreign currency translation adjustments	3.3	4.5
Tax expense	(0.5)	(1.0)
Net foreign currency translation adjustments	2.8	3.5
Defined benefit pension plan:
Reclassification of losses into earnings	2.6	2.0
Tax benefit	(1.0)	(0.7)
Net defined benefit pension plan adjustments	1.6	1.3
Total other comprehensive loss	(14.0)	(20.6)
Comprehensive income	$233.3	$189.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,395.9	$1,370.9
Settlement assets	3,185.1	3,091.2
Property and equipment, net of accumulated depreciation of $445.2 and $429.7, respectively	196.3	198.1
Goodwill	3,166.3	3,198.9
Other intangible assets, net of accumulated amortization of $433.6 and $462.5, respectively	878.3	847.4
Other assets	375.9	363.4
Total assets	$9,197.8	$9,069.9
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$498.3	$535.0
Settlement obligations	3,185.1	3,091.2
Income taxes payable	259.6	302.4
Deferred tax liability, net	392.0	389.7
Borrowings	3,633.7	3,583.2
Other liabilities	261.7	273.6
Total liabilities	8,230.4	8,175.1

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 613.9 shares and 619.4 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	6.1	6.2
Capital surplus	298.9	247.1
Retained earnings	794.9	760.0
Accumulated other comprehensive loss	(132.5)	(118.5)
Total stockholders’ equity	967.4	894.8
Total liabilities and stockholders’ equity	$9,197.8	$9,069.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$247.3	$210.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15.3	15.0
Amortization	48.6	29.7
Other non-cash items, net	1.6	(7.2)
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(10.1)	(11.5)
Accounts payable and accrued liabilities	(35.7)	(20.2)
Income taxes payable (Note 12)	(40.1)	41.0
Other liabilities	(11.9)	(5.4)
Net cash provided by operating activities	215.0	251.6
Cash flows from investing activities
Capitalization of contract costs	(55.8)	(7.1)
Capitalization of purchased and developed software	(5.8)	(2.5)
Purchases of property and equipment	(14.2)	(12.3)
Net cash used in investing activities	(75.8)	(21.9)
Cash flows from financing activities
Proceeds from exercise of options	41.2	72.3
Cash dividends paid	(61.6)	(44.7)
Common stock repurchased	(146.8)	(498.4)
Net proceeds from commercial paper	53.0	—
Net proceeds from issuance of borrowings	—	299.5
Net cash used in financing activities	(114.2)	(171.3)
Net change in cash and cash equivalents	25.0	58.4
Cash and cash equivalents at beginning of period	1,370.9	2,157.4
Cash and cash equivalents at end of period	$1,395.9	$2,215.8
Supplemental cash flow information:
Interest paid	$23.1	$23.6
Income taxes paid (Note 12)	$89.5	$24.6
Unsettled repurchases of common stock	$—	$26.8

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
The Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company's multi-currency, real-time money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through the Company's websites and account based money transfers.

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. This segment primarily consists of U.S. bill payments, Pago Fácil (bill payments in Argentina), and international bill payments. The significant majority of the segment's revenue was generated in the United States during all periods presented.

•
Business Solutions - The Business Solutions operating segment facilitates business-to-business payment solutions, primarily cross-border, cross-currency transactions, mainly for small and medium size enterprises, and other organizations. The majority of the segment's business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. Travelex Global Business Payments (“TGBP”), which was acquired in November 2011 (see Note 3), is also included in this segment.

All businesses that have not been classified in the above segments are reported as “Other” and include the Company's money order, prepaid services, mobile money transfer, and other businesses and services, in addition to costs for the investigation and closing of acquisitions.
The Company's previously reported segments were Consumer-to-Consumer, Global Business Payments, and Other. The changes in the Company's segment structure primarily relate to the separation of the Global Business Payments segment into two new reportable segments, Consumer-to-Business and Business Solutions. All prior segment information has been reclassified to reflect these new segments.
There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of March 31, 2012, the amount of net assets subject to these limitations totaled approximately $265 million.
Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2012 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
For the three months ended March 31, 2012 and 2011, there were 20.5 million and 7.8 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.
The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended March 31,
	2012	2011
Basic weighted-average shares outstanding	619.1	646.9
Common stock equivalents	2.8	5.2
Diluted weighted-average shares outstanding	621.9	652.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid

During the first quarter of 2012 and 2011, the Company's Board of Directors declared quarterly cash dividends of $0.10 and $0.07 per common share, respectively, representing $61.6 million and $44.7 million, respectively, in total dividends, which were paid on March 30, 2012 and March 31, 2011, respectively.

3.  Acquisitions
2011 Acquisitions

On November 7, 2011, the Company acquired the business-to-business payment business known as Travelex Global Business Payments from Travelex Holdings Limited for cash consideration of £603 million ($967.8 million). The acquisition of the French assets of TGBP for cash consideration of £3 million (approximately $5.2 million based on currency exchange rates at March 31, 2012) has not been finalized as of March 31, 2012. This acquisition is expected to close in 2012, subject to satisfaction of closing conditions. The final consideration and the final purchase price allocation for TGBP are subject to a working capital adjustment, further analysis of tax balances, final valuation of identifiable intangible assets, and other items. With the acquisition of TGBP and the Company's existing Business Solutions business, the Company has the ability to leverage TGBP's business-to-business payments market expertise, distribution, product and capabilities with Western Union's brand, existing Business Solutions operations, global infrastructure and relationships, and financial strength. The results of operations for TGBP have been included in the Company's consolidated financial statements from the date of acquisition.

On October 31, 2011 and April 20, 2011, the Company acquired the remaining 70% interests in European-based Finint S.r.l. (“Finint”) and Angelo Costa S.r.l. (“Costa”), respectively, two of the Company's largest agents providing services in a number of European countries. The Company previously held a 30% equity interest in each of these agents. The Company expects these acquisitions will help accelerate the introduction of additional Western Union products and services and will leverage its existing European infrastructure to build new opportunities across the European Union. The acquisitions do not impact the Company's money transfer revenue, because the Company was already recording all of the revenue arising from money transfers originating at Finint's and Costa's subagents. As of the acquisition dates, the Company no longer incurs commission costs for transactions related to Finint and Costa; rather the Company now pays commissions to Finint and Costa subagents, resulting in lower overall commission expense. The Company's operating expenses include costs attributable to Finint's and Costa's operations subsequent to the acquisition dates.

The Company acquired the remaining 70% interest in Finint for cash consideration of €99.6 million ($139.4 million). The Company revalued its previous 30% equity interest to fair value of approximately $47.7 million on the acquisition date, resulting in total value of $187.1 million.

The Company acquired the remaining 70% interest in Costa for cash consideration of €95 million ($135.7 million). The final consideration is subject to the resolution of a working capital adjustment. The Company revalued its previous 30% equity interest to fair value of approximately $46.2 million on the acquisition date, resulting in total value of $181.9 million.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

All assets and liabilities have been recorded at fair value, excluding deferred tax liabilities. The following table summarizes the final allocations of purchase price for Finint and Costa and the preliminary allocation of purchase price for TGBP (in millions):

	Travelex Global Business Payments	Finint S.r.l	Angelo Costa S.r.l
Assets:
Cash and cash equivalents	$25.3	$—	$—
Settlement assets	171.6	52.2	46.3
Property and equipment	4.9	0.5	3.0
Goodwill	688.3	153.6	174.2
Other intangible assets	321.3	64.8	51.4
Other assets	66.5	2.0	1.5
Total assets	$1,277.9	$273.1	$276.4

Liabilities:
Accounts payable and accrued liabilities	$39.6	$6.1	$10.8
Settlement obligations	171.6	57.5	55.7
Income taxes payable	1.1	3.1	10.3
Deferred tax liability, net	76.0	15.8	15.5
Other liabilities	21.8	3.5	2.2
Total liabilities	310.1	86.0	94.5
Total purchase price (a)	$967.8	$187.1	$181.9
____________________

(a)	Total purchase price includes cash consideration transferred and the revaluation of the Company's previous equity interest, if any, to fair value on the acquisition date.

The preliminary valuation of assets acquired for TGBP and the final valuation of assets acquired for Finint and Costa were derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation, and resulted in identifiable intangible assets as follows (in millions):

	Travelex Global Business Payments	Finint S.r.l	Angelo Costa S.r.l
Customer and other contractual relationships	$270.3	$—	$—
Network of subagents	—	53.9	44.6
Other	51.0	10.9	6.8
Total identifiable intangible assets	$321.3	$64.8	$51.4

Customer and other contractual relationships and network of subagents identifiable intangible assets were valued using an income approach and are being amortized over 9 to 15 years, subject to valuation completion for TGBP. Other intangibles were valued using both income and cost approaches and are being amortized over one to five years. For the remaining assets and liabilities excluding goodwill and deferred tax liabilities, fair value approximated carrying value.

The goodwill recognized for TGBP of $688.3 million is attributable to expected synergies, the projected long-term business growth in current and new markets and an assembled workforce and relates entirely to the Business Solutions segment. The goodwill recognized for Finint and Costa of $153.6 million and $174.2 million, respectively, is attributable to growth opportunities that will arise from the Company directly managing its agent relationships, expected synergies, projected long-term business growth and an assembled workforce and relates entirely to the Consumer-to-Consumer segment. Based on the preliminary allocation of purchase price, goodwill expected to be deductible for income tax purposes for TGBP, Finint and Costa is approximately $440.0 million, $97.0 million and $104.9 million, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.  Restructuring and Related Expenses
On May 25, 2010 and as subsequently revised, the Company's Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce the Company's overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. As of September 30, 2011, the Company had incurred all of the expenses related to the Restructuring Plan.

The following table summarizes the activity for the restructuring accruals as of March 31, 2012 (in millions):

	Severance, Outplacement and Related Benefits	Other(a)	Total
Balance, December 31, 2011	$13.7	$0.2	$13.9
Cash payments	(4.9)	(0.2)	(5.1)
Balance, March 31, 2012	$8.8	$—	$8.8
____________________

(a)
Other expenses related to the relocation of various operations to new and existing Company facilities including expenses for hiring, training, relocation, travel and professional fees. All such expenses were recorded when incurred.

Restructuring and related expenses are reflected in the Condensed Consolidated Statements of Income as follows (in millions):

Three Months Ended March 31,
2011
Cost of services	$6.9
Selling, general and administrative	17.1
Total restructuring and related expenses, pre-tax	$24.0
Total restructuring and related expenses, net of tax	$16.4

There were no restructuring and related expenses incurred during the three months ended March 31, 2012. During the three months ended March 31, 2011, $19.1 million and $3.5 million of the expenses incurred were attributable to the Consumer-to-Consumer and Consumer-to-Business segments, respectively, and $1.4 million was attributable to Other, for a total of $24.0 million. There were no restructuring and related expenses incurred during the three months ended March 31, 2011 that were attributable to the Business Solutions segment.

5.  Fair Value Measurements
Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
March 31, 2012	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$931.1	$—	$931.1
State and municipal variable rate demand notes	—	553.6	—	553.6
Corporate debt and other	0.1	88.0	—	88.1
Derivatives	—	110.9	—	110.9
Total assets	$0.1	$1,683.6	$—	$1,683.7
Liabilities:
Commercial paper	$—	$350.0	$—	$350.0
Notes and other borrowings	—	3,579.4	—	3,579.4
Total borrowings	—	3,929.4	—	3,929.4
Derivatives	—	90.6	—	90.6
Total liabilities	$—	$4,020.0	$—	$4,020.0

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2011	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$866.5	$—	$866.5
State and municipal variable rate demand notes	—	376.9	—	376.9
Corporate debt and other	0.1	88.5	—	88.6
Derivatives	—	124.8	—	124.8
Total assets	$0.1	$1,456.7	$—	$1,456.8
Liabilities:
Commercial paper	$—	$297.0	$—	$297.0
Notes and other borrowings	—	3,563.5	—	3,563.5
Total borrowings	—	3,860.5	—	3,860.5
Derivatives	—	86.6	—	86.6
Total liabilities	$—	$3,947.1	$—	$3,947.1
No non-recurring fair value adjustments were recorded during the three months ended March 31, 2012, except those associated with acquisitions, as disclosed in Note 3. No non-recurring fair value adjustments were recorded during the three months ended March 31, 2011.
Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations, and commercial paper approximate fair value due to their short maturities. The aggregate fair value of the Company's borrowings, excluding commercial paper, was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Company's Condensed Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,633.7 million and $3,583.2 million as of March 31, 2012 and December 31, 2011, respectively (see Note 11).

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.  Commitments and Contingencies
Letters of Credit and Bank Guarantees
The Company had approximately $95 million in outstanding letters of credit and bank guarantees as of March 31, 2012 with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
Litigation and Related Contingencies

In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (“DOJ”) served one of the Company's subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers, including related foreign exchange rates, from the United States to the Dominican Republic from 2004 through the date of subpoena. The Company is cooperating fully with the DOJ investigation. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. as a defendant. On April 25, 2011, the Company and Western Union Financial Services, Inc. filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. Western Union Financial Services, Inc. also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. The plaintiffs have not sought and the Court has not granted class certification. The Company and Western Union Financial Services, Inc. intend to vigorously defend themselves against both lawsuits. However, due to the preliminary stages of these lawsuits, the fact the plaintiffs have not quantified their damage demands, and the uncertainty as to whether they will ever be certified as class actions, the potential outcome cannot be determined.

On February 11, 2010, the Company signed an agreement and settlement, which resolved all outstanding legal issues and claims with the State of Arizona and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The accrual included amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. The costs of the investments in the Company's programs and for the monitor are expected to reach up to $23.0 million over the period from signing to 2013.

In the normal course of business, the Company is subject to claims and litigation. Management of the Company believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows. The Company accrues for loss contingencies as they become probable and estimable.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 26, 2006, the First Data Corporation (“First Data”) Board of Directors announced its intention to pursue the distribution of all of its money transfer and consumer payments business and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the “Spin-off”). The Spin-off resulted in the formation of the Company and these assets and businesses no longer being part of First Data. Pursuant to the separation and distribution agreement with First Data in connection with the Spin-off, First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company's business with the Company and financial responsibility for the obligations and liabilities of First Data's retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the Spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the Spin-off (see Note 12).

7.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2012 and 2011 totaled $16.1 million and $44.0 million, respectively. Commission expense recognized for Finint prior to October 31, 2011 and Costa prior to April 20, 2011, the date of the acquisitions (see Note 3), was considered a related party transaction.

The Company has a director who is also a director for a company holding significant investments in two of the Company's existing agents. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $14.0 million and $13.4 million for the three months ended March 31, 2012 and 2011, respectively, related to these agents.

8.  Settlement Assets and Obligations
Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from and payable to businesses for the value of customer cross-currency payment transactions related to the Business Solutions segment.
Settlement assets and obligations consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Settlement assets:
Cash and cash equivalents	$483.2	$712.5
Receivables from selling agents and Business Solutions customers	1,129.1	1,046.7
Investment securities	1,572.8	1,332.0
	$3,185.1	$3,091.2
Settlement obligations:
Money transfer, money order and payment service payables	$2,283.6	$2,242.3
Payables to agents	901.5	848.9
	$3,185.1	$3,091.2

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investment securities consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but that have varying maturities through 2050. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of March 31, 2012, the majority of the Company's investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the three months ended March 31, 2012 and 2011 were $3.0 billion and $3.3 billion, respectively.
The components of investment securities are as follows (in millions):

March 31, 2012	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
State and municipal debt securities (a)	$919.1	$931.1	$13.3	$(1.3)	$12.0
State and municipal variable rate demand notes	553.6	553.6	—	—	—
Corporate debt and other	87.7	88.1	0.8	(0.4)	0.4
	$1,560.4	$1,572.8	$14.1	$(1.7)	$12.4

December 31, 2011	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
State and municipal debt securities (a)	$858.5	$866.5	$10.4	$(2.4)	$8.0
State and municipal variable rate demand notes	376.9	376.9	—	—	—
Corporate debt and other	88.7	88.6	0.6	(0.7)	(0.1)
	$1,324.1	$1,332.0	$11.0	$(3.1)	$7.9
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of investment securities as of March 31, 2012 (in millions):

Fair Value
Due within 1 year	$210.9
Due after 1 year through 5 years	750.8
Due after 5 years through 10 years	124.1
Due after 10 years	487.0
$1,572.8

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $1.2 million, $64.6 million, $22.7 million and $465.1 million, are included in the “Due within 1 year,” “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

9. Employee Benefit Plan

The Company has a frozen defined benefit pension plan (the “Plan”) for which it had a recorded unfunded pension obligation of $102.2 million and $112.7 million as of March 31, 2012 and December 31, 2011, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. The Company is required to fund $20 million to the Plan in 2012. Through March 2012, the Company has made contributions of $9 million to the Plan, including a discretionary contribution of approximately $5 million.

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended March 31,
	2012	2011
Interest cost	$3.7	$4.5
Expected return on plan assets	(5.2)	(5.3)
Amortization of actuarial loss	2.6	2.0
Net periodic benefit cost	$1.1	$1.2

10.  Derivatives

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

The Company executes derivatives with established financial institutions, with the substantial majority of these financial institutions having credit ratings of “A-” or better from a major credit rating agency. The Company also writes Business Solutions derivatives mostly with small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties' ability to perform. The Company's hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2012, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2012 were as follows (in millions):

Contracts not designated as hedges:
Euro	$149.7
Australian dollar	48.1
Canadian dollar	43.6
British pound	42.5
Other	67.6
Contracts designated as hedges:
Euro	$503.2
Canadian dollar	117.4
British pound	104.1
Australian dollar	48.2
Other	78.5

Foreign Currency — Business Solutions

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its business-to-business payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency business-to-business payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $80.1 million and $27.7 million for the three months ended March 31, 2012 and 2011, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts is generally nine months or less.

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of March 31, 2012 were approximately $3.5 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar, and British pound.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest Rate Hedging — Corporate

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges utilizing the short-cut method, which permits an assumption of no ineffectiveness if certain criteria are met. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within the Company's “Borrowings” in the Condensed Consolidated Balance Sheets and “Interest expense” in the Condensed Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed-rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed-rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.

The Company held interest rate swaps in an aggregate notional amount of $500.0 million, related to notes due in 2014, as of both March 31, 2012 and December 31, 2011.

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$3.9	$4.4	Other liabilities	$—	$—
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	18.3	37.0	Other liabilities	13.4	6.6
Total		$22.2	$41.4		$13.4	$6.6
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$87.2	$79.8	Other liabilities	$69.4	$67.6
Foreign currency —Consumer-to-Consumer	Other assets	1.5	3.6	Other liabilities	7.8	12.4
Total		$88.7	$83.4		$77.2	$80.0
Total derivatives		$110.9	$124.8		$90.6	$86.6

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three months ended March 31, 2012 and 2011 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended March 31, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)
	Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		March 31, 2012	March 31, 2011	Hedged Items		March 31, 2012	March 31, 2011
Interest rate contracts	Interest expense	$1.7	$(0.2)	Fixed-rate debt	Interest expense	$0.2	$7.3
Total gain/(loss)		$1.7	$(0.2)			$0.2	$7.3
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended March 31, 2012 and 2011 (in millions):

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
			Income Statement	Amount		Income Statement	Amount
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
Derivatives	2012	2011	Location	2012	2011	Location	2012	2011
Foreign currency contracts	$(23.0)	$(35.6)	Revenue	$2.5	$(5.8)	Derivative gains, net	$1.4	$2.3
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.4)	Interest expense	—	—
Total gain/(loss)	$(23.0)	$(35.6)		$1.6	$(6.2)		$1.4	$2.3
Undesignated Hedges
The following table presents the location and amount of net losses from undesignated hedges for the three months ended March 31, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended March 31,
Derivatives		2012	2011
Foreign currency contracts (e)	Selling, general and administrative	$(14.8)	$(22.7)
Foreign currency contracts (f)	Derivative gains, net	0.2	(2.0)
Total loss		$(14.6)	$(24.7)
 ____________________

(a)
The gain of $0.2 million and $7.3 million in the three months ended March 31, 2012 and 2011, respectively, was comprised of a (loss)/gain in value on the debt of $(1.7) million and $0.2 million, respectively, and amortization of hedge accounting adjustments of $1.9 million and $7.1 million, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)
The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(c)
The Company uses derivatives to hedge the forecasted issuance of fixed-rate debt and records the effective portion of the derivative’s fair value in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. These amounts are reclassified to “Interest expense” in the Condensed Consolidated Statements of Income over the life of the related notes.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gain on settlement assets and obligations and cash balances for the three months ended March 31, 2012 and 2011, were $16.1 million and $20.2 million, respectively.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax loss of $1.4 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2012. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of March 31, 2012. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.  Borrowings
The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Due in less than one year:
Commercial paper	$350.0	$297.0
Floating rate notes (effective rate of 1.1%) due 2013	300.0	300.0
Due in greater than one year (a):
6.500% notes (effective rate of 5.6%) due 2014	500.0	500.0
5.930% notes due 2016 (b)	1,000.0	1,000.0
3.650% notes (effective rate of 4.4%) due 2018	400.0	400.0
5.253% notes due 2020 (b)	324.9	324.9
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Other borrowings	5.8	8.8
Total borrowings at par value	3,630.7	3,580.7
Fair value hedge accounting adjustments, net (a)	23.8	23.9
Unamortized discount, net	(20.8)	(21.4)
Total borrowings at carrying value (c)	$3,633.7	$3,583.2
____________________

(a)
The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “Interest expense” in the Condensed Consolidated Statements of Income over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(b)	The difference between the stated interest rate and the effective interest rate is not significant.

(c)	As of March 31, 2012, the Company's weighted-average effective rate on total borrowings was approximately 4.8%.

The Company's maturities of borrowings at par value as of March 31, 2012 are $350.0 million in 2012, $300.0 million in 2013, $500.0 million in 2014, $1.0 billion in 2016 and approximately $1.5 billion thereafter.

The Company's obligations with respect to its outstanding borrowings, as described above, rank equally.

Commercial Paper Program

Pursuant to the Company's commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company's Revolving Credit Facility. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. The Company's commercial paper borrowings as of March 31, 2012 had a weighted-average annual interest rate of approximately 0.5% and a weighted-average term of 5 days. During the three months ended March 31, 2012, the average commercial paper balance outstanding was $141.7 million and the maximum balance outstanding was $350.0 million. Proceeds from the Company's commercial paper borrowings were used for general corporate purposes. The Company had $350.0 million and $297.0 million of commercial paper outstanding as of March 31, 2012 and December 31, 2011, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.  Income Taxes
The Company's effective tax rates on pre-tax income for the three months ended March 31, 2012 and 2011 were 14.8% and 23.5%, respectively. The significant decrease in the Company's effective tax rate for the three months ended March 31, 2012 is primarily due to an agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003, as described below. The Company also continues to benefit from an increasing proportion of its profits being foreign-derived, and therefore taxed at lower rates than its combined federal and state tax rates in the United States. For the three months ended March 31, 2012, 85.0% of the Company's pre-tax income was from foreign sources. However, certain portions of the Company's foreign source income are subject to U.S. federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to U.S. federal and state income tax.
Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. The Company's tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company's income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company's consolidated financial statements in future periods and could impact operating cash flows.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2012 and December 31, 2011 was $120.2 million and $123.7 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $113.9 million and $115.6 million as of March 31, 2012 and December 31, 2011, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $(1.5) million and $3.0 million in interest and penalties during the three months ended March 31, 2012 and 2011, respectively. The Company has accrued $19.3 million and $20.7 million for the payment of interest and penalties as of March 31, 2012 and December 31, 2011, respectively.

The unrecognized tax benefits accrual at March 31, 2012 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $50 million during the next 12 months in connection with various matters which may be resolved.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for 2005 and 2006. The Company's United States federal income tax returns since the Spin-off are also eligible to be examined. The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003. As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, of which approximately $65 million were made in the three months ended March 31, 2012. An examination of the United States federal consolidated income tax returns of First Data that cover the Company's 2005 and pre-Spin-off 2006 taxable periods is ongoing, as is an examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009.

As of March 31, 2012, no provision had been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $3.8 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Tax Allocation Agreement with First Data

The Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the Company, subsequent adjustments may occur that may impact the Company's financial condition or results of operations.

Also under the tax allocation agreement, with respect to taxes and other liabilities that result from a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion) (“Spin-off Related Taxes”), the Company will be liable to First Data for any such Spin-off Related Taxes attributable solely to actions taken by or with respect to the Company. In addition, the Company will also be liable for half of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (ii) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on the Company's business, financial condition and results of operations. First Data generally will be liable for all Spin-off Related Taxes, other than those described above.

13.  Stock Compensation Plans
For the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of $10.5 million and $7.5 million, respectively, resulting from stock options, restricted stock awards, restricted stock units, performance-based restricted stock units, deferred stock units and bonus stock units in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2012, the Company granted 2.5 million options at a weighted-average exercise price of $17.86, 1.7 million restricted stock units at a weighted-average grant date fair value of $16.76 and 0.5 million performance-based restricted stock units at a weighted-average grant date fair value of $16.70. The performance-based restricted stock units granted in 2012 are restricted stock awards, primarily granted to the Company's executives, which require certain financial and strategic performance objectives to be met over the next two years plus an additional one year vesting period. Achievement is also limited if certain total shareholder return metrics are not met over the three year vesting period.

As of March 31, 2012, the Company had 29.6 million outstanding options at a weighted-average exercise price of $18.45, and had 24.0 million options exercisable at a weighted-average exercise price of $18.71. Approximately 26% of the outstanding options as of March 31, 2012 were held by employees of First Data. The Company had 5.3 million non-vested restricted stock awards and units at a weighted-average grant date fair value of $17.42 as of March 31, 2012.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the three months ended March 31, 2012:

Stock options granted:
Weighted-average risk-free interest rate	1.2%
Weighted-average dividend yield	1.7%
Volatility	33.3%
Expected term (in years)	6.09
Weighted-average grant date fair value	$4.94
All assumptions used to calculate the fair value of Western Union’s stock options granted during the three months ended March 31, 2012 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

14.  Segments

As previously described in Note 1, the Company classifies its businesses into three segments: Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company's CODM in deciding where to allocate resources and in assessing performance.

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company's money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated through the Company's websites and account based money transfers. The segment includes six regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities. These regions interact on transactions with consumers and share common processes, systems and licenses, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses.

The Business Solutions operating segment facilitates business-to-business payment solutions, primarily cross-border, cross-currency transactions, mainly for small and medium size enterprises, and other organizations.

All businesses that have not been classified in the above segments are reported as “Other” and include the Company's money order, prepaid services, mobile money transfer, and other businesses and services.

There were no restructuring and related expenses incurred during the three months ended March 31, 2012, but the Company incurred expenses of $24.0 million for the three months ended March 31, 2011. These expenses were not allocated to the Company's segments. While these items were identifiable to the Company's segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to Note 4.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In the first quarter of 2012, the Company began assessing performance and allocating resources based on the segment structure described above. Segment results for the three months ended March 31, 2011 have been reclassified to reflect this structure. The following table presents the Company's reportable segment results for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Revenues:
Consumer-to-Consumer:
Transaction fees	$872.0	$839.8
Foreign exchange revenues	239.4	227.4
Other revenues	13.2	10.9
	1,124.6	1,078.1
Consumer-to-Business:
Transaction fees	147.7	144.7
Foreign exchange revenues	0.8	0.9
Other revenues	6.6	7.6
	155.1	153.2
Business Solutions:
Transaction fees	6.5	0.9
Foreign exchange revenues	80.1	26.8
Other revenues	0.3	0.2
	86.9	27.9
Other:
Total revenues	26.8	23.8
	26.8	23.8
Total consolidated revenues	$1,393.4	$1,283.0
Operating income/(loss):
Consumer-to-Consumer	$311.3	$308.6
Consumer-to-Business	41.1	34.6
Business Solutions	(14.8)	(4.3)
Other	(5.1)	(2.0)
Total segment operating income	332.5	336.9
Restructuring and related expenses (Note 4)	—	(24.0)
Total consolidated operating income	$332.5	$312.9

THE WESTERN UNION COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Item 2.

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout the Annual Report on Form 10-K for the year ended December 31, 2011. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: deterioration in consumers' and clients' confidence in our business, or in money transfer and payment service providers generally; changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and financial market disruptions; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; changes in, and failure to manage effectively exposure to, foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; changes in immigration laws, interruptions in immigration patterns and other factors related to migrants; our ability to adapt technology in response to changing industry and consumer needs or trends; our failure to develop and introduce new services and enhancements, and gain market acceptance of such services; mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the realization of anticipated financial benefits from these acquisitions; decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; decisions to change our business mix; failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us; any material breach of security or safeguards of or interruptions in any of our systems; our ability to attract and retain qualified key employees and to manage our workforce successfully; our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; adverse rating actions by credit rating agencies; failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other money transfer services providers, including telecommunications providers, card associations, card-based payment providers and electronic and Internet providers; our ability to protect our brands and our other intellectual property rights; our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; changes in tax laws and unfavorable resolution of tax contingencies; cessation of various services provided to us by third-party vendors; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; significantly slower growth or declines in the money transfer market and other markets in which we operate; and changes in industry standards affecting our business;(ii) events related to our regulatory and litigation environment, such as: the failure by us, our agents or their subagents to comply with laws and regulations designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, governmental or judicial interpretations thereof and industry practices and standards; liabilities resulting from a failure of our agents or subagents to comply with laws and regulations; increased costs due to regulatory initiatives and changes in laws, regulations and industry practices and standards affecting our agents; liabilities and unanticipated developments resulting from governmental investigations and consent agreements with, or enforcement actions by, regulators, including those associated with compliance with, or a failure to comply with, the settlement agreement with the State of Arizona; the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules promulgated there-under and the creation of the Consumer Financial Protection Bureau; liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments; failure to comply with regulations regarding consumer privacy and data use and security; effects of unclaimed property laws; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide; and changes in accounting standards, rules and interpretations; and (iii) other events, such as: adverse consequences from our spin-off from First Data Corporation; catastrophic events; and management's ability to identify and manage these and other risks.
Overview
We are a leading provider of money movement services, operating in three business segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. Our multi-currency, real-time money transfer service is viewed by us as one interconnected global network where a money transfer can be sent from one location to another, around the world. Our money transfer services are available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through our websites and account based money transfers.

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. This segment primarily consists of U.S. bill payments, Pago Fácil (bill payments in Argentina), and international bill payments. The significant majority of the segment's revenue was generated in the United States during all periods presented.

•
Business Solutions - The Business Solutions operating segment facilitates business-to-business payment solutions, primarily cross-border, cross-currency transactions, mainly for small and medium size enterprises, and other organizations. The majority of the segment's business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. Travelex Global Business Payments (“TGBP”), which was acquired in November 2011, is also included in this segment.

All businesses that have not been classified in the above segments are reported as “Other” and include our money order, prepaid services, mobile money transfer, and other businesses and services, in addition to costs for the investigation and closing of acquisitions.
Our previously reported segments were Consumer-to-Consumer, Global Business Payments, and Other. The changes in our segment structure primarily relate to the separation of the Global Business Payments segment into two new reportable segments, Consumer-to-Business and Business Solutions. All prior segment information has been reclassified to reflect these new segments.
Significant Financial and Other Highlights
Significant financial and other highlights for the three months ended March 31, 2012 included:

•
We generated $1,393.4 million in total consolidated revenues compared to $1,283.0 million for the comparable period in the prior year, representing an increase of 9%. The acquisition of TGBP contributed approximately 5% of consolidated revenue growth for the three months ended March 31, 2012.

•
We generated $332.5 million in consolidated operating income compared to $312.9 million for the comparable period in the prior year, representing an increase of 6%. The current year results include $6.4 million of integration expenses resulting from the acquisition of TGBP. The prior year results include restructuring and related expenses of $24.0 million, as described within “Operating expenses overview.”

•	Our operating income margin was 24% for both of the three month periods ended March 31, 2012 and 2011.

•
Our effective tax rate was 14.8% compared to 23.5% for the comparable period in the prior year, primarily due to an agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to our restructuring of our international operations in 2003. We also continue to benefit from an increasing proportion of our profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. For the three months ended March 31, 2012, 85.0% of our pre-tax income was from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to U.S. federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to U.S. federal and state income tax.

•
Consolidated net income was $247.3 million, representing an increase of 18% over the comparable period in the prior year. The current year results include $4.3 million of TGBP integration expenses, net of tax. The prior year results include $16.4 million in restructuring and related expenses, net of tax.

•
Our consumers transferred $19.5 billion in Consumer-to-Consumer principal, of which $17.5 billion related to cross-border principal, which represented increases of 2% in both Consumer-to-Consumer principal and cross-border principal over the comparable period in the prior year.

•
Consolidated cash flows provided by operating activities for the three months ended March 31, 2012 and 2011 were $215.0 million and $251.6 million, respectively. Cash flows provided by operating activities for the three months ended March 31, 2012 were impacted by tax payments of approximately $65 million made as a result of the IRS Agreement.

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2012 compared to the same period in 2011. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated.

There were no restructuring and related expenses incurred during the three months ended March 31, 2012, but we incurred expenses of $24.0 million for the three months ended March 31, 2011, which were not allocated to the segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the Chief Operating Decision Maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating Expenses Overview.”

Overview
The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(in millions, except per share amounts)	2012	2011	% Change
Revenues:
Transaction fees	$1,040.9	$998.0	4%
Foreign exchange revenues	322.6	256.1	26%
Other revenues	29.9	28.9	3%
Total revenues	1,393.4	1,283.0	9%
Expenses:
Cost of services	783.0	745.4	5%
Selling, general and administrative	277.9	224.7	24%
Total expenses	1,060.9	970.1	9%
Operating income	332.5	312.9	6%
Other income/(expense):
Interest income	1.5	1.2	25%
Interest expense	(44.4)	(43.4)	2%
Derivative gains, net	1.6	1.9	(16)%
Other income/(expense), net	(1.1)	2.1	*
Total other expense, net	(42.4)	(38.2)	11%
Income before income taxes	290.1	274.7	6%
Provision for income taxes	42.8	64.5	(34)%
Net income	$247.3	$210.2	18%
Earnings per share:
Basic	$0.40	$0.32	25%
Diluted	$0.40	$0.32	25%
Weighted-average shares outstanding:
Basic	619.1	646.9
Diluted	621.9	652.1
 ____________________

*	Calculation not meaningful

Revenues Overview

The majority of transaction fees and foreign exchange revenues were contributed by our Consumer-to-Consumer segment, which is discussed in greater detail in “Segment Discussion.”

For the three months ended March 31, 2012 compared to the corresponding period in the prior year, consolidated revenue increased 9% due to Consumer-to-Consumer transaction growth, and the acquisition of TGBP, which contributed approximately 5% to consolidated revenue growth.

The majority of the revenues in our Consumer-to-Consumer segment are recognized in the Europe and the Commonwealth of Independent States (“CIS”) and North America regions. These two regions represented 22% and 21%, respectively, of our total consolidated revenue for the three months ended March 31, 2012. For the three months ended March 31, 2012 compared to the same period in 2011, revenue remained flat in the Europe and CIS region on transaction growth of 1%. The region continues to be impacted by softness in Southern Europe and Russia. For the three months ended March 31, 2012, the North America region experienced revenue growth of 5% due to transaction growth of 6%, primarily due to solid growth in our domestic business (transactions between and within the United States and Canada), offset by geographic and product mix. Additionally, our United States outbound and Canada outbound businesses experienced transaction and revenue growth in the three months ended March 31, 2012, with slight improvement in growth rates for Mexico.

Foreign exchange revenues increased for the three months ended March 31, 2012 over the corresponding previous period due to the acquisition of TGBP and increasing foreign exchange revenues in our Consumer-to-Consumer segment, driven primarily by the increased amount of revenue from the international business outside the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three months ended March 31, 2012 of $8.1 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.
Operating Expenses Overview
TGBP integration expenses

During the three months ended March 31, 2012, we incurred $6.4 million of integration expenses related to the acquisition of TGBP. TGBP was acquired on November 7, 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition. We expect to incur integration expenses resulting from the acquisition of TGBP throughout the remainder of 2012 and in 2013.
Restructuring and related activities

On May 25, 2010 and as subsequently revised, our Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce our overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. As of September 30, 2011, we had incurred all of the expenses related to this Restructuring Plan. Total expense incurred under the Restructuring Plan from the period from May 25, 2010 through September 30, 2011 was $106 million, of which $24 million was recognized in the three months ended March 31, 2011. Total cost savings of approximately $70 million are expected to be generated in 2012 and annually thereafter. We recognized $55 million of cost savings related to the Restructuring Plan in 2011.

There were no restructuring and related expenses incurred during the three months ended March 31, 2012, but for the three months ended March 31, 2011, expenses of $6.9 million are classified within “Cost of services” and $17.1 million are classified within “Selling, general and administrative” in the Condensed Consolidated Statements of Income.

Cost of services

Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services for the three months ended March 31, 2012. Also included in cost of services are expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services increased for the three months ended March 31, 2012 compared to the corresponding period in the prior year primarily due to incremental costs associated with the TGBP acquisition, including intangible amortization, and agent commissions, which increase in relation to revenue increases. Cost of services also increased due to investments in our strategic initiatives and compliance program costs, partially offset by net commission savings resulting from the acquisitions of Finint and Costa, the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, and restructuring costs incurred in 2011, which did not recur in 2012. Cost of services as a percentage of revenue was 56% and 58% for the three months ended March 31, 2012 and 2011, respectively. The decrease in cost of services as a percentage of revenue compared to the same period in 2011 was primarily due to net commission savings resulting from the acquisitions of Finint and Costa, decreased debit card bank fees due to the Durbin legislation, which was effective beginning in the fourth quarter of 2011, and restructuring costs incurred in 2011, which did not recur in 2012, partially offset by investments in our strategic initiatives and increased compliance program costs.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three months ended March 31, 2012 compared to the same period in the prior year primarily due to increased expenses resulting from the acquisitions of TGBP, Finint and Costa, including integration costs, higher employee compensation expenses and investments in strategic initiatives, including marketing-related expenditures, partially offset by the restructuring costs incurred in 2011, which did not recur in 2012, and the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses.

During the three months ended March 31, 2012 and 2011, marketing-related expenditures, principally classified within SG&A, were 3.8% and 3.4% of revenue, respectively. Marketing-related expenditures include advertising, events, costs related to administering our loyalty programs, and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing-related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for Consumer-to-Consumer revenues and other initiatives in order to best maximize the return on these investments.
Total other expense, net

Total other expense, net was relatively flat during the three months ended March 31, 2012 compared to the corresponding period in 2011.
Income taxes

Our effective tax rates on pre-tax income for the three months ended March 31, 2012 and 2011 were 14.8% and 23.5%, respectively. The significant decrease in our effective tax rate for the three months ended March 31, 2012 is primarily due to an agreement with the United States Internal Revenue Service resolving substantially all of the issues related to the restructuring of our international operations in 2003, as described below, and the resolution of other tax matters.

We continue to benefit from an increasing proportion of profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. For the three months ended March 31, 2012, 85.0% of our pre-tax income was from foreign sources. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to U.S. federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to U.S. federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2012, the total amount of tax contingency reserves was $131.9 million, including accrued interest and penalties, net of related benefits. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

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
Earnings per share

During the three months ended March 31, 2012 and 2011, basic and diluted earnings per share were $0.40 and $0.32, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2012 and 2011, there were 20.5 million and 7.8 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share increased for the three months ended March 31, 2012 compared to the same period in the prior year as a result of the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our three segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Businesses not considered part of these segments are categorized as “Other.”

There were no restructuring and related expenses incurred during the three months ended March 31, 2012, but we incurred expenses of $24.0 million for the three months ended March 31, 2011, which were not allocated to segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating expenses overview.”

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(dollars and transactions in millions)	2012	2011	% Change
Revenues:
Transaction fees	$872.0	$839.8	4%
Foreign exchange revenues	239.4	227.4	5%
Other revenues	13.2	10.9	21%
Total revenues	$1,124.6	$1,078.1	4%
Operating income	$311.3	$308.6	1%
Operating income margin	28%	29%
Key indicator:
Consumer-to-Consumer transactions	56.4	52.8	7%

The table below sets forth supplemental transaction and revenue growth rate information by region for the three months ended March 31, 2012.

Three Months Ended March 31, 2012
Consumer-to-Consumer transaction growth (a)
Europe and CIS	1%
North America	6%
Middle East and Africa	9%
APAC	6%
LACA	8%
westernunion.com	41%
Consumer-to-Consumer revenue growth (a)
Europe and CIS	0%
North America	5%
Middle East and Africa	6%
APAC	7%
LACA	2%
westernunion.com	39%
 ____________________

(a)
Significant allocations are made in determining the revenue and transaction growth rates under the regional view in the above table. The geographic split for transactions and revenue is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region. For money transfers initiated through our websites (“westernunion.com”), 100% of the revenue and transactions are attributed to westernunion.com.

No individual country, other than the United States, represented more than approximately 6% of our consolidated revenues during both of the three month periods ended March 31, 2012 and 2011.

Transaction fees and foreign exchange revenues

For the three months ended March 31, 2012 compared to the corresponding period in the prior year, Consumer-to-Consumer money transfer revenue, which represented 81% of our total consolidated revenue, grew 4%, on transaction growth of 7%. The transaction growth was partially offset by geographic and product mix, the strengthening of the United States dollar compared to most other foreign currencies, which negatively impacted revenue, and slight price reductions. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted our revenue growth by approximately 1% for the three months ended March 31, 2012.

For the three months ended March 31, 2012 compared to the corresponding period in the prior year, revenue in our Europe and CIS region, which represented 22% of our total consolidated revenue, was flat on transaction growth of 1%. The region continues to be impacted by softness in Southern Europe and Russia.

For the three months ended March 31, 2012 compared to the corresponding period in the prior year, revenue in our North America region, which represented 21% of our total consolidated revenue, increased due to transaction growth, offset by geographic and product mix. For the three months ended March 31, 2012, we experienced transaction and revenue growth in our domestic business due to transaction growth, primarily in lower principal bands. Additionally, our United States outbound and Canada outbound businesses experienced both transaction and revenue growth in the three months ended March 31, 2012, with slight improvement in growth rates for Mexico. However, we are still determining and implementing changes to our compliance related practices for Mexico which may cause our Mexico business to decline in the remainder of 2012.

Revenue in our Middle East and Africa, APAC, and LACA regions, which represented 15%, 12%, and 9% of our total consolidated revenue for the three months ended March 31, 2012, respectively, increased compared to the corresponding period in the prior year due to transaction growth. The Gulf States, Africa, the Philippines, and India all displayed revenue growth, but China revenue declined, primarily due to our decision to restrict transfers from Argentina to avoid currency risk on our cash balances in that country resulting from currency control restrictions. Additionally, the strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenues in the LACA region for the three months ended March 31, 2012. Revenue generated from transactions initiated at westernunion.com, which represented 2% of our total consolidated revenue, increased for the three months ended March 31, 2012, compared to the same period in 2011 due to strong transaction growth.

Foreign exchange revenues for the three months ended March 31, 2012 grew compared to the same period in 2011, driven by the increased amount of revenue from the international business outside of the United States.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three months ended March 31, 2012 of approximately $5.2 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

We have historically implemented and will likely implement future strategic fee reductions and actions to adjust foreign exchange spreads, where appropriate, taking into account a variety of factors. Fee and foreign exchange reductions generally reduce revenues in the near term, but are done in anticipation that they will result in increased transaction volumes and increased revenues over time. In certain corridors, we may also implement fee or foreign exchange spread increases. We anticipate that fee decreases and foreign exchange actions will be approximately 1% to 2% of total Western Union revenue for the full year 2012.

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help our growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives Consumer-to-Consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location's class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the more than 495,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of March 31, 2012, more than 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valuta(SM) and Vigo®) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 65% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-Consumer operating income increased 1% during the three months ended March 31, 2012 compared to the same period in 2011 due to revenue growth, the effect of foreign currency hedges, and restructuring savings, partially offset by spending on strategic initiatives, including marketing-related and westernunion.com expenditures, incremental costs associated with the Finint and Costa acquisitions, and increased costs associated with our compliance programs. The decline in operating income margin for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to investments in strategic initiatives, including marketing-related and westernunion.com expenditures, incremental costs associated with the Finint and Costa acquisitions, and increased costs associated with our compliance programs. These costs were partially offset by revenue leverage, currency, and restructuring savings.

Consumer-to-Business Segment

The following table sets forth our Consumer-to-Business segment results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(dollars and transactions in millions)	2012	2011	% Change
Revenues:
Transaction fees	$147.7	$144.7	2%
Foreign exchange revenues	0.8	0.9	(11)%
Other revenues	6.6	7.6	(13)%
Total revenues	$155.1	$153.2	1%
Operating income	$41.1	$34.6	19%
Operating income margin	26%	23%
Revenues

For the three months ended March 31, 2012 compared to the corresponding period in the prior year, Consumer-to-Business revenue, which represented 11% of our total consolidated revenue, increased 1% due to growth in our international bill payments, primarily in South America. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted our revenue growth by approximately 2% for the three months ended March 31, 2012.
Operating income

For the three months ended March 31, 2012, operating income increased compared to the same period in the prior year primarily due to a net decrease in debit card bank fees, due to the Durbin legislation.

The changes in operating income margins in the segment are due to the same factors mentioned above.

Business Solutions Segment

The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(dollars in millions; principal in billions)	2012	2011	% Change
Revenues:
Transaction fees	$6.5	$0.9	*
Foreign exchange revenues	80.1	26.8	*
Other revenues	0.3	0.2	*
Total revenues	$86.9	$27.9	*
Operating loss	$(14.8)	$(4.3)	*
Operating loss margin	(17)%	(15)%
____________________

*	Calculation not meaningful

Revenues

For the three months ended March 31, 2012 compared to the corresponding period in the prior year, Business Solutions revenue, which represented 6% of our total consolidated revenue, grew primarily due to our acquisition of TGBP, and revenue growth in our existing business.

Operating income

For the three months ended March 31, 2012, operating loss increased compared to the same period in the prior year primarily due to increased expenses resulting from the acquisition of TGBP, including amortization and integration expenses. We expect to incur integration expenses resulting from the acquisition of TGBP throughout the remainder of 2012 and in 2013.

The changes in operating income margins in the segment are due to the same factors mentioned above.
Other
The following table sets forth Other results for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(dollars in millions)	2012	2011	% Change
Revenues	$26.8	$23.8	13%
Operating loss	$(5.1)	$(2.0)	*
Revenues

Other results revenue, which represented 2% of our total consolidated revenue, grew for the three months ended March 31, 2012 compared to the same period in the prior year primarily due to an increase in our money order and prepaid businesses.
Operating loss

During the three months ended March 31, 2012, operating loss increased due to investments in our prepaid business.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use except for assets subject to legal or regulatory restrictions. Assets subject to legal or regulatory restrictions, totaling approximately $265 million as of March 31, 2012, include assets outside of the United States subject to restrictions from being transferred outside of the countries where they are located. We are also required to maintain cash and investment balances in our regulated subsidiaries related to certain of our money transfer and other payment obligations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

We believe we have adequate liquidity to meet our business needs through our existing cash balances and our ability to generate cash flows through operations. These business needs include approximately $125 million of remaining tax payments we expect to make as a result of the IRS Agreement, in addition to dividends and share repurchases. In addition, we have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility (“Revolving Credit Facility”), which supports borrowings under our $1.5 billion commercial paper program. As of March 31, 2012, we had no outstanding borrowings under our Revolving Credit Facility and had $350.0 million of commercial paper borrowings outstanding, which left $1,300.0 million remaining that was available to borrow on the Revolving Credit Facility.
Cash and Investment Securities

As of March 31, 2012, we had cash and cash equivalents of $1.4 billion, of which approximately $723 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within “Settlement assets”, were $1.6 billion as of March 31, 2012. Substantially all of these investments are highly-rated state and municipal debt securities. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of March 31, 2012, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of March 31, 2012, all investments with a single issuer and each individual security was less than 10% of our investment securities portfolio.
Cash Flows from Operating Activities

Cash provided by operating activities decreased to $215.0 million during the three months ended March 31, 2012, from $251.6 million in the comparable period in the prior year, primarily due to tax payments of approximately $65 million made as a result of the IRS Agreement.
Financing Resources

As of March 31, 2012, we have outstanding borrowings at par value of $3,630.7 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2014 to 2040, and our borrowings also include our 2013 Notes issued for general corporate purposes. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the three months ended March 31, 2012, we had no outstanding borrowings under our $1.65 billion revolving credit facility. As of March 31, 2012, we had $350.0 million of commercial paper borrowings outstanding, which left $1,300.0 million remaining that was available to borrow on the Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. Our commercial paper borrowings as of March 31, 2012 had a weighted-average annual interest rate of approximately 0.5% and a weighted-average term of 5 days. During the three months ended March 31, 2012, the average commercial paper balance outstanding was $141.7 million and the maximum balance outstanding was $350.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes. We had $350.0 million of commercial paper borrowings outstanding as of March 31, 2012.
Cash Priorities
Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $75.8 million and $21.9 million for the three months ended March 31, 2012 and 2011, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.
Acquisition of Businesses

On November 7, 2011, we acquired TGBP from Travelex Holdings Limited for cash consideration of £603 million ($967.8 million), which included acquired cash of $25.3 million. The final consideration is subject to a working capital adjustment.

On October 31, 2011, we acquired the remaining 70% interest in Finint, one of our largest money transfer agents in Europe, for cash consideration of €99.6 million ($139.4 million). We previously held a 30% equity interest in Finint.

On April 20, 2011, we acquired the remaining 70% interest in Costa, one of our largest money transfer agents in Europe, for cash consideration of €95 million ($135.7 million). The final consideration is subject to the resolution of a working capital adjustment. We previously held a 30% equity interest in Costa.

Share Repurchases and Dividends

During the three months ended March 31, 2012 and 2011, 8.3 million and 25.1 million, respectively, of shares were repurchased for $146.7 million and $525.0 million, respectively, excluding commissions, at an average cost of $17.69 and $20.95 per share, respectively. As of March 31, 2012, $468.8 million remains available under share repurchase authorizations approved by our Board of Directors through December 31, 2012.

During the three months ended March 31, 2012, our Board of Directors declared quarterly cash dividends of $0.10 per common share representing $61.6 million in total dividends. This amount was paid on March 30, 2012 to shareholders of record on March 16, 2012.

Debt Service Requirements

Our 2012 debt service requirements will include payments on existing and any future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. In March 2013, our floating rate notes of $300.0 million will mature. We intend to refinance all or a portion of the 2013 Notes with new financing sources, as market conditions allow. We have the ability to use existing financing sources, including our Revolving Credit Facility or commercial paper program, and cash generated from operations to meet our debt obligations as they come due.

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
Pension Plan

We have a frozen defined benefit pension plan for which we have a recorded unfunded pension obligation of $102.2 million as of March 31, 2012. We are required to fund $20 million to the plan in 2012. Through March 2012, we have made contributions of $9 million to the plan, including a discretionary contribution of $5 million.

Other Commercial Commitments

We had approximately $95 million in outstanding letters of credit and bank guarantees as of March 31, 2012, with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of March 31, 2012, our total amount of unrecognized income tax benefits was $139.5 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2011 Annual Report on Form 10-K, for which there were no material changes, included:

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
Foreign Currency Exchange Rates

We provide Consumer-to-Consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. To mitigate this risk further, we enter into short-term foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also utilize foreign currency forward contracts, typically with terms of less than one year at inception, to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions and intercompany loans. In certain consumer money transfer and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the customer and the rate at which we or our agents are able to acquire currency, helping to provide protection against currency fluctuations. We promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on Consumer-to-Consumer revenues denominated primarily in the euro, and to a lesser degree the Canadian dollar, British pound, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international Consumer-to-Consumer operations.

We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. This business also writes foreign currency forward and option contracts for our customers to facilitate future payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivatives contracts is generally nine months or less. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The foreign exchange risk is actively managed.

As of December 31, 2011, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $33 million based on our 2012 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of March 31, 2012 is not materially different based on our forecast of unhedged exposure to foreign currency through March 31, 2012. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates

We invest in several types of interest bearing assets, with a total value as of March 31, 2012 of $2.9 billion. Approximately $2.0 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within “Cash and cash equivalents” and “Settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “Settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest bearing assets consist of highly-rated state and municipal debt securities, the majority of which are fixed-rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “Settlement assets” in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “Settlement assets” in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “Total stockholders' equity” on our Condensed Consolidated Balance Sheets.

As of March 31, 2012, we had $300.0 million of floating notes, which had an effective interest rate of 1.1% or 58 basis points above three-month LIBOR. Additionally, $500.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 600 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. Commercial paper borrowings of $350.0 million were outstanding as of the three months ended March 31, 2012. Our commercial paper borrowings as of March 31, 2012 had a weighted-average annual interest rate of approximately 0.5% and a weighted-average term of 5 days. During the three months ended March 31, 2012, the average commercial paper balance outstanding was $141.7 million and the maximum balance outstanding was $350.0 million.

We review our overall exposure to floating and fixed-rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of March 31, 2012, our weighted-average effective rate was approximately 4.8%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $12 million annually based on borrowings on March 31, 2012 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2012 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $20 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
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

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) receivables from certain customers for which beneficiaries are paid prior to receiving cleared funds from the customer (known as “early release”). For the derivatives, the duration of these contracts is generally nine months or less. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For early release customers, collection ordinarily occurs within a few days. To mitigate risk, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post collateral or increase collateral based on the fair value of the customer's contract and their risk profile.

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
Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2011, and the related consolidated statements of income, cash flows, and stockholders' equity/(deficiency) for the year then ended (not presented herein) and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Denver, Colorado
May 1, 2012

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California seeking documents relating to Shen Zhou International (US Shen Zhou), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. The Company has cooperated fully with the government's investigation into US Shen Zhou. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

In the fourth quarter of 2011, Western Union received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into whether the Company took adequate steps to help prevent consumer fraud from 2010 to 2011. The Civil Investigative Demands seek information and documents relating to consumer fraud complaints that the Company has received and the Company's procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, we could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices, that could have a material adverse effect on our business, financial condition, and results of operations.
On July 26, 2010, U.F.C.W. Local 1776 & Participating Employers Pension Fund filed a Verified Shareholder Double Derivative Complaint and Jury Demand in United States District Court for the District of Colorado, alleging that the Company's Board of Directors failed to appropriately oversee the Company's compliance program, particularly in regard to the alleged deficiencies which resulted in the Company's agreement and settlement with the State of Arizona and other states in early 2010. In addition to naming the Company's Board members as individual defendants, the complaint names the Company and its subsidiary Western Union Financial Services, Inc. as nominal defendants. The complaint seeks damages from the individual defendants for breach of fiduciary duty and waste of corporate assets and an order requiring various corrective measures. On September 10, 2010, the United States District Court for the District of Colorado dismissed the complaint for lack of subject matter jurisdiction. On September 23, 2010, the plaintiff re-filed the complaint in Maricopa County Superior Court in Arizona. The complaint was removed to the United States District Court for the District of Arizona. On September 29, 2011, the Court denied Defendants' motion to dismiss on jurisdictional grounds. On December 15, 2011, the Company and Western Union Financial Services, Inc. filed a Notice of Settlement. The terms of the settlement are set forth in a Memorandum of Understanding attached to the Notice of Settlement and include corporate governance changes that the Company and Western Union Financial Services, Inc. have agreed to make relating to anti-money laundering monitoring. The Memorandum of Understanding also indicates that the individual defendants deny any wrongdoing or liability with respect to the plaintiff's claims and that the settlement does not constitute an admission of liability of wrongdoing by any party. None of the defendants will be required to pay monetary damages. The plaintiff's counsel is seeking attorney's fees and expenses from the Company not to exceed $850,000. Defendants have agreed not to oppose the amount of a requested fee and expense award up to that amount. The settlement and the attorney's fee and expense award are subject to the approval of the United States District Court for the District of Arizona.

In the second quarter of 2009, the Antitrust Division of the United States Department of Justice (“DOJ”) served one of the Company's subsidiaries with a grand jury subpoena requesting documents in connection with an investigation into money transfers, including related foreign exchange rates, from the United States to the Dominican Republic from 2004 through the date of subpoena. The Company is cooperating fully with the DOJ investigation. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is a party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our 2011 Annual Report on Form 10-K, except as described below.
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

In the fourth quarter of 2011, Western Union received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into whether the Company took adequate steps to help prevent consumer fraud from 2010 to 2011. The Civil Investigative Demands seek information and documents relating to consumer fraud complaints that the Company has received and the Company's procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, we could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices that could have a material adverse effect on our business, financial condition, and results of operations.
On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California seeking documents relating to Shen Zhou International (US Shen Zhou), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering.  The Company has cooperated fully with the government's investigation into US Shen Zhou. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's repurchases of shares of the Company's common stock during the first quarter of 2012:

	Total Number of Shares Repurchased*	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (in millions)
January 1 - 31	222	$18.26	—	$615.5
February 1 - 29	2,703,206	$17.79	2,477,800	$571.5
March 1 - 31	5,813,100	$17.66	5,813,100	$468.8
Total	8,516,528	$17.70	8,290,900
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock awards and units that have vested.

**
On February 1, 2011, the Board of Directors authorized $1 billion of common stock repurchases through December 31, 2012, of which $468.8 million remains available as of March 31, 2012. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date:	May 1, 2012	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2012	By:	/S/ SCOTT T. SCHEIRMAN
Scott T. Scheirman
Executive Vice President, Chief Financial Officer and Global Operations (Principal Financial Officer)

Date:	May 1, 2012	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	The Western Union Company Senior Executive Annual Incentive Plan, as Amended and Restated Effective February 23, 2012*

10.2	Form of Performance-Based Restricted Stock Unit Award Notice for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan*

10.3	Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan*

10.4	Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing Outside of the United States Under The Western Union Company 2006 Long-Term Incentive Plan*

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Principal Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.