Form 10-Q
period 2012-06-30
Western Union CO
filed 2012-08-02
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 27, 2012, 602,392,455 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Transaction fees	$1,059.4	$1,057.0	$2,100.3	$2,055.0
Foreign exchange revenues	334.6	279.2	657.2	535.3
Other revenues	31.1	30.1	61.0	59.0
Total revenues	1,425.1	1,366.3	2,818.5	2,649.3
Expenses:
Cost of services	797.5	764.2	1,580.5	1,509.6
Selling, general and administrative	281.7	251.4	559.6	476.1
Total expenses	1,079.2	1,015.6	2,140.1	1,985.7
Operating income	345.9	350.7	678.4	663.6
Other income/(expense):
Interest income	1.2	1.3	2.7	2.5
Interest expense	(45.1)	(44.2)	(89.5)	(87.6)
Derivative gains/(losses), net	(0.7)	(1.3)	0.9	0.6
Other income, net	8.8	26.9	7.7	29.0
Total other expense, net	(35.8)	(17.3)	(78.2)	(55.5)
Income before income taxes	310.1	333.4	600.2	608.1
Provision for income taxes	38.9	70.2	81.7	134.7
Net income	$271.2	$263.2	$518.5	$473.4
Earnings per share:
Basic	$0.44	$0.42	$0.84	$0.74
Diluted	$0.44	$0.41	$0.84	$0.74
Weighted-average shares outstanding:
Basic	610.9	631.1	615.0	639.0
Diluted	613.1	635.8	617.5	644.0
Cash dividends declared per common share	$0.10	$0.08	$0.20	$0.15

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$271.2	$263.2	$518.5	$473.4
Other comprehensive income/(loss):
Unrealized gains on investment securities:
Unrealized gains	2.6	6.6	8.5	7.0
Tax expense	(1.1)	(2.5)	(3.3)	(2.6)
Reclassification of gains into earnings	(2.3)	(0.9)	(3.7)	(1.1)
Tax expense	0.9	0.3	1.4	0.4
Net unrealized gains on investment securities	0.1	3.5	2.9	3.7
Unrealized gains/(losses) on hedging activities:
Unrealized gains/(losses)	32.5	(22.0)	9.5	(57.6)
Tax (expense)/benefit	(4.6)	3.6	(1.2)	8.8
Reclassification of (gains)/losses into earnings	(2.4)	15.0	(4.0)	21.2
Tax benefit	—	(2.6)	—	(4.0)
Net unrealized gains/(losses) on hedging activities	25.5	(6.0)	4.3	(31.6)
Foreign currency translation adjustments:
Foreign currency translation adjustments	(2.9)	(2.1)	0.4	2.4
Tax benefit/(expense)	1.1	0.4	0.6	(0.6)
Net foreign currency translation adjustments	(1.8)	(1.7)	1.0	1.8
Defined benefit pension plan:
Reclassification of losses into earnings	2.7	2.1	5.3	4.1
Tax benefit	(1.0)	(1.0)	(2.0)	(1.7)
Net defined benefit pension plan adjustments	1.7	1.1	3.3	2.4
Total other comprehensive income/(loss)	25.5	(3.1)	11.5	(23.7)
Comprehensive income	$296.7	$260.1	$530.0	$449.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,403.8	$1,370.9
Settlement assets	3,103.3	3,091.2
Property and equipment, net of accumulated depreciation of $391.0 and $429.7, respectively	196.4	198.1
Goodwill	3,174.1	3,198.9
Other intangible assets, net of accumulated amortization of $473.2 and $462.5, respectively	861.6	847.4
Other assets	426.8	363.4
Total assets	$9,166.0	$9,069.9
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$496.0	$535.0
Settlement obligations	3,103.3	3,091.2
Income taxes payable	189.6	302.4
Deferred tax liability, net	388.8	389.7
Borrowings	3,673.1	3,583.2
Other liabilities	262.4	273.6
Total liabilities	8,113.2	8,175.1

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 604.5 shares and 619.4 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	6.0	6.2
Capital surplus	311.0	247.1
Retained earnings	842.8	760.0
Accumulated other comprehensive loss	(107.0)	(118.5)
Total stockholders’ equity	1,052.8	894.8
Total liabilities and stockholders’ equity	$9,166.0	$9,069.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$518.5	$473.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.3	30.4
Amortization	91.6	60.9
Gain on revaluation of equity interest (Note 3)	—	(29.4)
Other non-cash items, net	1.2	3.6
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(19.8)	(3.4)
Accounts payable and accrued liabilities	(45.3)	(48.4)
Income taxes payable (Note 12)	(111.1)	42.4
Other liabilities	(20.7)	(23.2)
Net cash provided by operating activities	445.7	506.3
Cash flows from investing activities
Capitalization of contract costs	(78.3)	(44.8)
Capitalization of purchased and developed software	(15.6)	(4.0)
Purchases of property and equipment	(27.4)	(26.6)
Acquisition of businesses	(4.8)	(135.7)
Net cash used in investing activities	(126.1)	(211.1)
Cash flows from financing activities
Proceeds from exercise of options	45.0	91.6
Cash dividends paid	(122.3)	(95.0)
Common stock repurchased	(302.4)	(658.5)
Net proceeds from commercial paper	93.0	—
Net proceeds from issuance of borrowings	—	299.0
Net cash used in financing activities	(286.7)	(362.9)
Net change in cash and cash equivalents	32.9	(67.7)
Cash and cash equivalents at beginning of period	1,370.9	2,157.4
Cash and cash equivalents at end of period	$1,403.8	$2,089.7
Supplemental cash flow information:
Interest paid	$94.5	$101.0
Income taxes paid (Note 12)	$204.9	$94.3

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

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. This segment primarily consists of United States bill payments, Pago Fácil (bill payments in Argentina), and international bill payments. The significant majority of the segment's revenue was generated in the United States during all periods presented.

•
Business Solutions - The Business Solutions operating segment facilitates business-to-business payment solutions, primarily cross-border, cross-currency transactions, mainly for small and medium size enterprises and other organizations. The majority of the segment's business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. Travelex Global Business Payments (“TGBP”), which was acquired in November 2011 (see Note 3), is also included in this segment.

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
There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or which constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of June 30, 2012, the amount of net assets subject to these limitations totaled approximately $285 million.

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
In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of June 30, 2012 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For the three months ended June 30, 2012 and 2011, there were 24.1 million and 8.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the six months ended June 30, 2012 and 2011, there were 22.3 million and 8.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive.
The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted-average shares outstanding	610.9	631.1	615.0	639.0
Common stock equivalents	2.2	4.7	2.5	5.0
Diluted weighted-average shares outstanding	613.1	635.8	617.5	644.0
Cash Dividends Paid

The Company's Board of Directors declared quarterly cash dividends of $0.10 per common share in both the first and second quarters of 2012, representing $122.3 million in total dividends. Of this amount, $60.7 million was paid on June 29, 2012 and $61.6 million was paid on March 30, 2012. The Company's Board of Directors declared quarterly cash dividends of $0.08 per common share in the second quarter of 2011 and $0.07 per common share in the first quarter of 2011, representing $95.0 million in total dividends. Of this amount, $50.3 million was paid on June 30, 2011 and $44.7 million was paid on March 31, 2011.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.  Acquisitions

On November 7, 2011, the Company acquired the business-to-business payment business known as Travelex Global Business Payments from Travelex Holdings Limited for cash consideration of £603 million ($967.8 million). In connection with the July 5, 2011 purchase agreement, on May 4, 2012, the Company acquired the French assets of TGBP for cash consideration of £3 million ($4.8 million) after receiving regulatory approval. The final consideration and the final purchase price allocation for TGBP are subject to a working capital adjustment, further analysis of tax balances, final valuation of identifiable intangible assets, and other items. With the acquisition of TGBP and the Company's existing Business Solutions business, the Company has the ability to leverage TGBP's business-to-business payments market expertise, distribution, product and capabilities with Western Union's brand, existing Business Solutions operations, global infrastructure and relationships, and financial strength. The results of operations for TGBP have been included in the Company's consolidated financial statements from the date of acquisition.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

All assets and liabilities have been recorded at fair value, excluding deferred tax liabilities. The following table summarizes the final allocations of purchase price for Finint and Costa and the preliminary allocation of purchase price for TGBP (in millions):

	Travelex Global Business Payments (b)	Finint S.r.l	Angelo Costa S.r.l
Assets:
Cash and cash equivalents	$25.3	$—	$—
Settlement assets	171.6	52.2	46.3
Property and equipment	5.1	0.5	3.0
Goodwill	705.7	153.6	174.2
Other intangible assets	314.2	64.8	51.4
Other assets	65.5	2.0	1.5
Total assets	$1,287.4	$273.1	$276.4

Liabilities:
Accounts payable and accrued liabilities	$45.2	$6.1	$10.8
Settlement obligations	171.6	57.5	55.7
Income taxes payable	1.1	3.1	10.3
Deferred tax liability, net	75.1	15.8	15.5
Other liabilities	21.8	3.5	2.2
Total liabilities	314.8	86.0	94.5
Total purchase price (a)	$972.6	$187.1	$181.9
____________________

(a)	Total purchase price includes cash consideration transferred and the revaluation of the Company's previous equity interest, if any, to fair value on the acquisition date.

(b)	Amounts include the impact of the acquisition of the French assets of TGBP on May 4, 2012.

The valuation of assets acquired was derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation, and resulted in identifiable intangible assets as follows (in millions):

	Travelex Global Business Payments (a)	Finint S.r.l	Angelo Costa S.r.l
Customer and other contractual relationships	$264.5	$—	$—
Network of subagents	—	53.9	44.6
Other	49.7	10.9	6.8
Total identifiable intangible assets	$314.2	$64.8	$51.4
____________________

(a)	Amounts include the impact of the acquisition of the French assets of TGBP on May 4, 2012.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The goodwill recognized for TGBP of $705.7 million is attributable to expected synergies, the projected long-term business growth in current and new markets and an assembled workforce and relates entirely to the Business Solutions segment. The goodwill recognized for Finint and Costa of $153.6 million and $174.2 million, respectively, is attributable to growth opportunities that will arise from the Company directly managing its agent relationships, expected synergies, projected long-term business growth and an assembled workforce and relates entirely to the Consumer-to-Consumer segment. Based on the preliminary allocation of purchase price, goodwill expected to be deductible for income tax purposes for TGBP is approximately $423.9 million. Goodwill expected to be deductible for income tax purposes for Finint and Costa is approximately $97.0 million and $104.9 million, respectively.

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

The following table summarizes the activity for the restructuring accruals as of June 30, 2012 (in millions):

	Severance, Outplacement and Related Benefits	Other (a)	Total
Balance, December 31, 2011	$13.7	$0.2	$13.9
Cash payments	(8.6)	(0.2)	(8.8)
Balance, June 30, 2012	$5.1	$—	$5.1
____________________

(a)
Other expenses related to the relocation of various operations to new and existing Company facilities including expenses for hiring, training, relocation, travel and professional fees. All such expenses were recorded when incurred.

Restructuring and related expenses are reflected in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Cost of services	$0.5	$7.4
Selling, general and administrative	8.4	25.5
Total restructuring and related expenses, pre-tax	$8.9	$32.9
Total restructuring and related expenses, net of tax	$5.9	$22.3

There were no restructuring and related expenses incurred during the three and six months ended June 30, 2012.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the restructuring and related expenses incurred by reportable segment (in millions). These expenses have not been allocated to the Company's segments disclosed in Note 14. While these items are identifiable to the Company's segments, these expenses have been excluded from the measurement of segment operating profit provided to the chief operating decision maker ("CODM") for purposes of assessing segment performance and decision making with respect to resource allocation.

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
First quarter 2011	$19.1	$3.5	$—	$1.4	$24.0
Second quarter 2011	6.8	0.9	0.9	0.3	8.9
Total restructuring and related expenses	$25.9	$4.4	$0.9	$1.7	$32.9

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
June 30, 2012	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$832.3	$—	$832.3
State and municipal variable rate demand notes	—	975.2	—	975.2
Corporate debt and other	0.1	56.9	—	57.0
Derivatives	—	168.8	—	168.8
Total assets	$0.1	$2,033.2	$—	$2,033.3
Liabilities:
Commercial paper	$—	$390.0	$—	$390.0
Notes and other borrowings	—	3,619.1	—	3,619.1
Total borrowings	—	4,009.1	—	4,009.1
Derivatives	—	97.1	—	97.1
Total liabilities	$—	$4,106.2	$—	$4,106.2

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2011	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$866.5	$—	$866.5
State and municipal variable rate demand notes	—	376.9	—	376.9
Corporate debt and other	0.1	88.5	—	88.6
Derivatives	—	124.8	—	124.8
Total assets	$0.1	$1,456.7	$—	$1,456.8
Liabilities:
Commercial paper	$—	$297.0	$—	$297.0
Notes and other borrowings	—	3,563.5	—	3,563.5
Total borrowings	—	3,860.5	—	3,860.5
Derivatives	—	86.6	—	86.6
Total liabilities	$—	$3,947.1	$—	$3,947.1
No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2012 and June 30, 2011, respectively, except those associated with acquisitions, as disclosed in Note 3.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations, and commercial paper approximate fair value due to their short maturities. The aggregate fair value of the Company's borrowings, excluding commercial paper, was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Company's Condensed Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,673.1 million and $3,583.2 million as of June 30, 2012 and December 31, 2011, respectively (see Note 11).

6.  Commitments and Contingencies
Letters of Credit and Bank Guarantees
The Company had approximately $95 million in outstanding letters of credit and bank guarantees as of June 30, 2012 with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
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

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. as a defendant. On April 25, 2011, the Company and Western Union Financial Services, Inc. filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. Western Union Financial Services, Inc. also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. The plaintiffs have not sought and the Court has not granted class certification. A preliminary agreement in principle has been reached with the plaintiffs and is subject to the negotiation and execution of a definitive settlement agreement between the parties and the Court's approval. The preliminary agreement would result in a substantial amount of the settlement proceeds to be paid from the Company's existing related unclaimed property liabilities. If a settlement agreement is not completed or approved, the Company and Western Union Financial Services, Inc. intend to vigorously defend themselves against both lawsuits.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 11, 2010, the Company signed an agreement and settlement, which resolved all outstanding legal issues and claims with the State of Arizona and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The accrual included amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. The costs of the investments in the Company's programs and for the monitor are expected to be $23.0 million over the period from signing to 2013, pursuant to the terms of the agreement and settlement; however, actual costs incurred for these programs will likely exceed this amount.

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

7.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2012 and 2011 totaled $16.7 million and $35.0 million, respectively, and $32.8 million and $79.0 million for the six months ended June 30, 2012 and 2011, respectively. Commission expense recognized for Finint prior to October 31, 2011 and Costa prior to April 20, 2011, the date of the acquisitions (see Note 3), was considered a related party transaction.

The Company has a director who is also a director for a company that previously held significant investments in two of the Company's existing agents. As of June 30, 2012, this company holds a significant investment in one agent. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $4.8 million and $15.0 million for the three months ended June 30, 2012 and 2011, respectively, and $18.8 million and $28.4 million for the six months ended June 30, 2012 and 2011, respectively, related to these agents during the period the agents were affiliated with the Company's director.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Settlement assets and obligations consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Settlement assets:
Cash and cash equivalents	$170.6	$712.5
Receivables from selling agents and Business Solutions customers	1,068.2	1,046.7
Investment securities	1,864.5	1,332.0
	$3,103.3	$3,091.2
Settlement obligations:
Money transfer, money order and payment service payables	$2,245.9	$2,242.3
Payables to agents	857.4	848.9
	$3,103.3	$3,091.2

Investment securities consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week but have varying maturities through 2051. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of June 30, 2012, the majority of the Company's investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2012 and 2011 were $7.3 billion and $6.9 billion, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

June 30, 2012	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
State and municipal debt securities (a)	$820.1	$832.3	$12.5	$(0.3)	$12.2
State and municipal variable rate demand notes	975.2	975.2	—	—	—
Corporate debt and other	56.5	57.0	0.5	—	0.5
	$1,851.8	$1,864.5	$13.0	$(0.3)	$12.7

December 31, 2011	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
State and municipal debt securities (a)	$858.5	$866.5	$10.4	$(2.4)	$8.0
State and municipal variable rate demand notes	376.9	376.9	—	—	—
Corporate debt and other	88.7	88.6	0.6	(0.7)	(0.1)
	$1,324.1	$1,332.0	$11.0	$(3.1)	$7.9
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of investment securities as of June 30, 2012 (in millions):

Fair Value
Due within 1 year	$170.7
Due after 1 year through 5 years	688.7
Due after 5 years through 10 years	153.5
Due after 10 years	851.6
$1,864.5

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $21.6 million, $48.2 million, $64.9 million and $840.5 million, are included in the “Due within 1 year,” “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. Employee Benefit Plan

The Company has a frozen defined benefit pension plan (the “Plan”) for which it had a recorded unfunded pension obligation of $93.9 million and $112.7 million as of June 30, 2012 and December 31, 2011, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. The Company is required to fund $20 million to the Plan in 2012. Through June 2012, the Company has made contributions of approximately $16 million to the Plan, including a discretionary contribution of approximately $5 million.

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$3.6	$4.5	$7.3	$9.0
Expected return on plan assets	(5.2)	(5.4)	(10.4)	(10.7)
Amortization of actuarial loss	2.7	2.1	5.3	4.1
Net periodic benefit cost	$1.1	$1.2	$2.2	$2.4

10.  Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the Canadian dollar, British pound, Australian dollar, and other currencies, related to forecasted money transfer revenues and on money transfer settlement assets and obligations. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency business-to-business payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency business-to-business payments by writing derivatives to customers.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2012, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2012 were as follows (in millions):

Contracts not designated as hedges:
Euro	$177.1
Australian dollar	35.8
British pound	34.8
Canadian dollar	34.5
Other	133.1
Contracts designated as hedges:
Euro	$506.2
Canadian dollar	119.5
British pound	101.8
Australian dollar	48.6
Other	81.5

Foreign Currency — Business Solutions

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its business-to-business payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency business-to-business payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $82.5 million and $29.2 million for the three months ended June 30, 2012 and 2011, respectively, and $162.6 million and $56.9 million for the six months ended June 30, 2012 and 2011, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts is generally nine months or less.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of June 30, 2012 were approximately $3.7 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar, and British pound.

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

The Company held interest rate swaps in an aggregate notional amount of $500.0 million, related to notes due in 2014, as of both June 30, 2012 and December 31, 2011.

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$12.3	$4.4	Other liabilities	$—	$—
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	37.1	37.0	Other liabilities	3.0	6.6
Total		$49.4	$41.4		$3.0	$6.6
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$118.9	$79.8	Other liabilities	$85.6	$67.6
Foreign currency —Consumer-to-Consumer	Other assets	0.5	3.6	Other liabilities	8.5	12.4
Total		$119.4	$83.4		$94.1	$80.0
Total derivatives		$168.8	$124.8		$97.1	$86.6

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and six months ended June 30, 2012 and 2011 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended June 30, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)
	Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		June 30, 2012	June 30, 2011	Hedged Items		June 30, 2012	June 30, 2011
Interest rate contracts	Interest expense	$0.7	$8.4	Fixed-rate debt	Interest expense	$1.3	$(1.6)
Total gain/(loss)		$0.7	$8.4			$1.3	$(1.6)
The following table presents the location and amount of gains/(losses) from fair value hedges for the six months ended June 30, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)
	Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		June 30, 2012	June 30, 2011	Hedged Items		June 30, 2012	June 30, 2011
Interest rate contracts	Interest expense	$2.4	$8.2	Fixed-rate debt	Interest expense	$1.5	$5.7
Total gain/(loss)		$2.4	$8.2			$1.5	$5.7
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended June 30, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Foreign currency contracts	$32.5	$(19.6)	Revenue	$3.3	$(14.6)	Derivative gains/(losses), net	$(1.8)	$(1.8)
Interest rate contracts (c)	—	(2.4)	Interest expense	(0.9)	(0.4)	Interest expense	—	—
Total gain/(loss)	$32.5	$(22.0)		$2.4	$(15.0)		$(1.8)	$(1.8)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the six months ended June 30, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Foreign currency contracts	$9.5	$(55.2)	Revenue	$5.8	$(20.4)	Derivative gains/(losses), net	$(0.4)	$0.5
Interest rate contracts (c)	—	(2.4)	Interest expense	(1.8)	(0.8)	Interest expense	—	—
Total gain/(loss)	$9.5	$(57.6)		$4.0	$(21.2)		$(0.4)	$0.5
Undesignated Hedges
The following table presents the location and amount of net losses from undesignated hedges for the three and six months ended June 30, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives		2012	2011	2012	2011
Foreign currency contracts (e)	Selling, general and administrative	$14.5	$(10.6)	$(0.3)	$(33.3)
Foreign currency contracts (f)	Derivative gains/(losses), net	1.1	(1.1)	1.3	(3.1)
Total gain/(loss)		$15.6	$(11.7)	$1.0	$(36.4)
 ____________________

(a)
The gain/(loss) of $1.3 million and $(1.6) million in the three months ended June 30, 2012 and 2011, respectively, was comprised of a loss in value on the debt of $0.7 million and $8.4 million, respectively, and amortization of hedge accounting adjustments of $2.0 million and $6.8 million, respectively. The gain of $1.5 million and $5.7 million in the six months ended June 30, 2012 and 2011, respectively, was comprised of a loss in value on the debt of $2.4 million and $8.2 million, respectively, and amortization of hedge accounting adjustments of $3.9 million and $13.9 million, respectively.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange loss on settlement assets and obligations and cash balances for the three and six months ended June 30, 2012 was $17.9 million and $1.8 million, respectively. Foreign exchange gain on settlement assets and obligations and cash balances for the three and six months ended June 30, 2011 was $5.4 million and $25.6 million, respectively.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

An accumulated other comprehensive pre-tax gain of $22.8 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2012. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of June 30, 2012. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

11.  Borrowings
The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Due in less than one year:
Commercial paper	$390.0	$297.0
Floating rate notes (effective rate of 1.0%) due 2013	300.0	300.0
Due in greater than one year (a):
6.500% notes (effective rate of 5.6%) due 2014	500.0	500.0
5.930% notes due 2016 (b)	1,000.0	1,000.0
3.650% notes (effective rate of 4.4%) due 2018	400.0	400.0
5.253% notes due 2020 (b)	324.9	324.9
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Other borrowings	5.8	8.8
Total borrowings at par value	3,670.7	3,580.7
Fair value hedge accounting adjustments, net (a)	22.4	23.9
Unamortized discount, net	(20.0)	(21.4)
Total borrowings at carrying value (c)	$3,673.1	$3,583.2
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

(b)	The difference between the stated interest rate and the effective interest rate is not significant.

(c)	As of June 30, 2012, the Company's weighted-average effective rate on total borrowings was approximately 4.7%.

The Company's maturities of borrowings at par value as of June 30, 2012 are $390.0 million in 2012, $300.0 million in 2013, $500.0 million in 2014, $1.0 billion in 2016 and approximately $1.5 billion thereafter.

The Company's obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commercial Paper Program

Pursuant to the Company's commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company's Revolving Credit Facility. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. The Company's commercial paper borrowings as of June 30, 2012 had a weighted-average annual interest rate of approximately 0.4% and a weighted-average term of 5 days. During the three and six months ended June 30, 2012, the average commercial paper balance outstanding was $306.9 million and $224.3 million, respectively. For both the three and six months ended June 30, 2012, the maximum balance outstanding was $422.8 million. Proceeds from the Company's commercial paper borrowings were used for general corporate purposes.

12.  Income Taxes
The Company's effective tax rates on pre-tax income for the three months ended June 30, 2012 and 2011 were 12.5% and 21.1%, respectively, and 13.6% and 22.2% for the six months ended June 30, 2012 and 2011, respectively. The significant decrease in the Company's effective tax rate for the three and six months ended June 30, 2012 is primarily due to an agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003, as described below, and the resolution of other foreign and United States tax matters. Higher taxes in 2011 were also a result of the Costa remeasurement gain which was recognized in connection with the acquisition (see Note 3). The Company continues to benefit from a significant proportion of its profits being foreign-derived, and therefore taxed at lower rates than its combined federal and state tax rates in the United States. For the three and six months ended June 30, 2012, 83% and 84%, respectively, of the Company's pre-tax income was from foreign sources. However, certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2012 and December 31, 2011 was $103.3 million and $123.7 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $97.0 million and $115.6 million as of June 30, 2012 and December 31, 2011, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $0.4 million and $0.6 million in interest and penalties during the three months ended June 30, 2012 and 2011, respectively, and $(1.1) million and $3.6 million during the six months ended June 30, 2012 and 2011, respectively. The Company has accrued $19.8 million and $20.7 million for the payment of interest and penalties as of June 30, 2012 and December 31, 2011, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unrecognized tax benefits accrual as of June 30, 2012 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $26 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for 2005 and 2006. The Company's United States federal income tax returns since the Spin-off are also eligible to be examined. The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003. As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, of which approximately $100 million were made in the six months ended June 30, 2012. An examination of the United States federal consolidated income tax returns of First Data that cover the Company's 2005 and pre-Spin-off 2006 taxable periods is ongoing, as is an examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009.

As of June 30, 2012, no provision had been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $4.0 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.  Stock Compensation Plans
For the three and six months ended June 30, 2012, the Company recognized stock-based compensation expense of $9.2 million and $19.7 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2011, the Company recognized stock-based compensation expense of $7.8 million and $15.3 million, respectively. During the first half of 2012, the Company granted 2.7 million options at a weighted-average exercise price of $17.85, 1.9 million restricted stock units at a weighted-average grant date fair value of $16.76 and 0.6 million performance-based restricted stock units at a weighted-average grant date fair value of $16.73. The performance-based restricted stock units granted in 2012 are restricted stock units, primarily granted to the Company's executives, which require certain financial and strategic performance objectives to be met over the next two years plus an additional one year vesting period. Achievement is also limited if certain total shareholder return metrics are not met over the three year vesting period.

As of June 30, 2012, the Company had 28.7 million outstanding options at a weighted-average exercise price of $18.41, and had 23.2 million options exercisable at a weighted-average exercise price of $18.63. Approximately 26% of the outstanding options as of June 30, 2012 were held by employees of First Data. The Company had 5.4 million non-vested restricted stock units at a weighted-average grant date fair value of $17.38 as of June 30, 2012.
The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the six months ended June 30, 2012:

Stock options granted:
Weighted-average risk-free interest rate	1.2%
Weighted-average dividend yield	1.8%
Volatility	33.2%
Expected term (in years)	6.09
Weighted-average grant date fair value	$4.92
All assumptions used to calculate the fair value of Western Union’s stock options granted during the six months ended June 30, 2012 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Business Solutions operating segment facilitates business-to-business payment solutions, primarily cross-border, cross-currency transactions, mainly for small and medium size enterprises and other organizations.

All businesses that have not been classified in the above segments are reported as “Other” and include the Company's money order, prepaid services, mobile money transfer, and other businesses and services.

There were no restructuring and related expenses incurred during the three and six months ended June 30, 2012, but the Company incurred expenses of $8.9 million and $32.9 million for the three and six months ended June 30, 2011, respectively. These expenses were not allocated to the Company's segments. While these items were identifiable to the Company's segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to Note 4.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In the first quarter of 2012, the Company began assessing performance and allocating resources based on the segment structure described above. Segment results for the three and six months ended June 30, 2011 have been reclassified to reflect this structure. The following table presents the Company's reportable segment results for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Consumer-to-Consumer:
Transaction fees	$893.6	$898.0	$1,765.6	$1,737.8
Foreign exchange revenues	248.9	245.4	488.3	472.8
Other revenues	12.5	11.7	25.7	22.6
	1,155.0	1,155.1	2,279.6	2,233.2
Consumer-to-Business:
Transaction fees	142.1	144.1	289.8	288.8
Foreign exchange revenues	0.9	2.3	1.7	3.2
Other revenues	6.4	7.1	13.0	14.7
	149.4	153.5	304.5	306.7
Business Solutions:
Transaction fees	10.0	1.1	16.5	2.0
Foreign exchange revenues	82.5	30.1	162.6	56.9
Other revenues	—	0.2	0.3	0.4
	92.5	31.4	179.4	59.3
Other:
Total revenues	28.2	26.3	55.0	50.1
	28.2	26.3	55.0	50.1
Total consolidated revenues	$1,425.1	$1,366.3	$2,818.5	$2,649.3
Operating income/(loss):
Consumer-to-Consumer	$328.9	$329.8	$640.2	$638.4
Consumer-to-Business	33.5	37.7	74.6	72.3
Business Solutions	(14.5)	(1.8)	(29.3)	(6.1)
Other	(2.0)	(6.1)	(7.1)	(8.1)
Total segment operating income	345.9	359.6	678.4	696.5
Restructuring and related expenses (Note 4)	—	(8.9)	—	(32.9)
Total consolidated operating income	$345.9	$350.7	$678.4	$663.6

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: deterioration in consumers' and clients' confidence in our business, or in money transfer and payment service providers generally; changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and financial market disruptions; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole; interruptions of United States government relations with countries in which we have or are implementing material agent contracts; changes in, and failure to manage effectively exposure to, foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; changes in immigration laws, interruptions in immigration patterns and other factors related to migrants; our ability to adapt technology in response to changing industry and consumer needs or trends; our failure to develop and introduce new services and enhancements, and gain market acceptance of such services; mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the realization of anticipated financial benefits from these acquisitions; decisions to downsize, sell or close units, or to transition operating activities from one location to another or to third parties, particularly transitions from the United States to other countries; decisions to change our business mix; failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us; any material breach of security or safeguards of or interruptions in any of our systems; our ability to attract and retain qualified key employees and to manage our workforce successfully; our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; adverse rating actions by credit rating agencies; failure to compete effectively in the money transfer industry with respect to global and niche or corridor money transfer providers, banks and other money transfer services providers, including telecommunications providers, card associations, card-based payment providers and electronic and Internet providers; our ability to protect our brands and our other intellectual property rights; our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; changes in tax laws and unfavorable resolution of tax contingencies; cessation of various services provided to us by third-party vendors; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; significantly slower growth or declines in the money transfer market and other markets in which we operate; and changes in industry standards affecting our business;(ii) events related to our regulatory and litigation environment, such as: the failure by us, our agents or their subagents to comply with laws and regulations designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, governmental or judicial interpretations thereof and industry practices and standards; liabilities resulting from a failure of our agents or subagents to comply with laws and regulations; increased costs due to regulatory initiatives and changes in laws, regulations and industry practices and standards affecting our agents; liabilities and unanticipated developments resulting from governmental investigations and consent agreements with, or enforcement actions by, regulators, including those associated with compliance with, or a failure to comply with, the settlement agreement with the State of Arizona; the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the rules promulgated there-under and the creation of the Consumer Financial Protection Bureau; liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments; failure to comply with regulations regarding consumer privacy and data use and security; effects of unclaimed property laws; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide; and changes in accounting standards, rules and interpretations; and (iii) other events, such as: adverse consequences from our spin-off from First Data Corporation; catastrophic events; and management's ability to identify and manage these and other risks.
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

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. This segment primarily consists of United States bill payments, Pago Fácil (bill payments in Argentina), and international bill payments. The significant majority of the segment's revenue was generated in the United States during all periods presented.

•
Business Solutions - The Business Solutions operating segment facilitates business-to-business payment solutions, primarily cross-border, cross-currency transactions, mainly for small and medium size enterprises and other organizations. The majority of the segment's business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. Travelex Global Business Payments (“TGBP”), which was acquired in November 2011, is also included in this segment.

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
Significant Financial and Other Highlights
Significant financial and other highlights for the three and six months ended June 30, 2012 included:

•
We generated $1,425.1 million and $2,818.5 million in total consolidated revenues, respectively, compared to $1,366.3 million and $2,649.3 million, respectively, for the comparable periods in the prior year, representing an increase of 4% and 6%, respectively. The acquisition of TGBP contributed approximately 4% of consolidated revenue growth for both the three and six months ended June 30, 2012.

•
We generated $345.9 million and $678.4 million in consolidated operating income, respectively, compared to $350.7 million and $663.6 million, respectively, for the comparable periods in the prior year, representing a decrease of 1% and an increase of 2%, respectively. The current year results include $14.5 million and $20.9 million, respectively, of integration expenses resulting from the acquisition of TGBP. The prior year results include $8.9 million and $32.9 million, respectively, of restructuring and related expenses. For additional information on TGBP integration and restructuring and related expenses, refer to “Operating expenses overview.”

•	Our operating income margin was 24% for both the three and six month periods ended June 30, 2012, compared to 26% and 25%, respectively, for the comparable periods in the prior year.

•
Our effective tax rate was 12.5% and 13.6%, respectively, compared to 21.1% and 22.2%, respectively, for the comparable periods in the prior year, primarily due to an agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to our restructuring of our international operations in 2003. We continue to benefit from a significant proportion of our profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. For the three and six months ended June 30, 2012, 83% and 84%, respectively, of our pre-tax income was from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

•
Consolidated net income was $271.2 million and $518.5 million, respectively, representing an increase of 3% and 10%, respectively, over the comparable periods in the prior year. The current year results include $10.2 million and $14.5 million of TGBP integration expenses, net of tax, respectively. The prior year results include $5.9 million and $22.3 million in restructuring and related expenses, net of tax, respectively, and an $18.3 million gain, net of tax, related to our acquisition of Angelo Costa S.r.l. ("Costa").

•
Our consumers transferred $20.1 billion and $39.6 billion in Consumer-to-Consumer principal, respectively, of which $18.2 billion and $35.7 billion related to cross-border principal, respectively, which represented decreases of 2% in both Consumer-to-Consumer principal and cross-border principal over the three months ended in the prior year, and flat Consumer-to-Consumer principal and cross-border principal over the six months ended in the prior year.

•
Consolidated cash flows provided by operating activities for the six months ended June 30, 2012 and 2011 were $445.7 million and $506.3 million, respectively. Cash flows provided by operating activities for the six months ended June 30, 2012 were impacted by tax payments of approximately $100 million made as a result of the IRS Agreement.

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2012 compared to the same periods in 2011. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated.

There were no restructuring and related expenses incurred during the three and six months ended June 30, 2012, but we incurred expenses of $8.9 million and $32.9 million for the three and six months ended June 30, 2011, respectively, which were not allocated to the segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the Chief Operating Decision Maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating Expenses Overview.”

Overview
The following table sets forth our results of operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2012	2011	% Change	2012	2011	% Change
Revenues:
Transaction fees	$1,059.4	$1,057.0	0%	$2,100.3	$2,055.0	2%
Foreign exchange revenues	334.6	279.2	20%	657.2	535.3	23%
Other revenues	31.1	30.1	3%	61.0	59.0	3%
Total revenues	1,425.1	1,366.3	4%	2,818.5	2,649.3	6%
Expenses:
Cost of services	797.5	764.2	4%	1,580.5	1,509.6	5%
Selling, general and administrative	281.7	251.4	12%	559.6	476.1	18%
Total expenses	1,079.2	1,015.6	6%	2,140.1	1,985.7	8%
Operating income	345.9	350.7	(1)%	678.4	663.6	2%
Other income/(expense):
Interest income	1.2	1.3	(8)%	2.7	2.5	8%
Interest expense	(45.1)	(44.2)	2%	(89.5)	(87.6)	2%
Derivative gains/(losses), net	(0.7)	(1.3)	(46)%	0.9	0.6	50%
Other income, net	8.8	26.9	(67)%	7.7	29.0	(73)%
Total other expense, net	(35.8)	(17.3)	*	(78.2)	(55.5)	41%
Income before income taxes	310.1	333.4	(7)%	600.2	608.1	(1)%
Provision for income taxes	38.9	70.2	(45)%	81.7	134.7	(39)%
Net income	$271.2	$263.2	3%	$518.5	$473.4	10%
Earnings per share:
Basic	$0.44	$0.42	5%	$0.84	$0.74	14%
Diluted	$0.44	$0.41	7%	$0.84	$0.74	14%
Weighted-average shares outstanding:
Basic	610.9	631.1		615.0	639.0
Diluted	613.1	635.8		617.5	644.0
 ____________________

*	Calculation not meaningful

Revenues Overview

The majority of transaction fees and foreign exchange revenues were contributed by our Consumer-to-Consumer segment, which is discussed in greater detail in “Segment Discussion.”

For the three and six months ended June 30, 2012 compared to the corresponding periods in the prior year, consolidated revenue increased 4% and 6%, respectively, due to Consumer-to-Consumer transaction growth and the acquisition of TGBP, which contributed approximately 4% to consolidated revenue growth for both periods, partially offset by the strengthening of the United States dollar compared to most other foreign currencies and slight price reductions. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 3% and 2% for the three and six months ended June 30, 2012, respectively. Revenue for the six months ended June 30, 2012 was also negatively impacted by geographic and product mix.

The majority of the revenues in our Consumer-to-Consumer segment are recognized in the Europe and the Commonwealth of Independent States (“CIS”) and North America regions. These two regions represented 22% and 21% of our total consolidated revenue for both the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012 compared to the same periods in 2011, the Europe and CIS region experienced revenue declines of 8% and 4%, respectively, on transaction declines of 2% and 1%, respectively. The strengthening of the United States dollar compared to most other foreign currencies and price reductions negatively impacted revenues in the region for the three and six months ended June 30, 2012. The region has been impacted by continued economic softness in Southern Europe and increased competition in Russia. For the three and six months ended June 30, 2012, the North America region experienced flat revenue and revenue growth of 2%, respectively, on transaction growth of 2% and 4%, respectively, partially offset by geographic and product mix. For the three and six months ended June 30, 2012, we experienced revenue growth in our domestic business (transactions between and within the United States and Canada) due to transaction growth. Additionally, our United States outbound business experienced transaction and revenue growth in the three and six months ended June 30, 2012; however, transaction and revenue growth moderated in the three months ended June 30, 2012 compared to the first quarter of 2012 in both our domestic and United States outbound businesses. Our Mexico business declined for the three and six months ended June 30, 2012, partially due to changes to our compliance related practices and business model.

Foreign exchange revenues increased for the three and six months ended June 30, 2012 over the corresponding previous periods due to the acquisition of TGBP and increasing foreign exchange revenues in our Consumer-to-Consumer segment, driven primarily by revenue from our international business.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three and six months ended June 30, 2012 of $34.6 million and $42.7 million, respectively, over the same periods in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

No individual country, other than the United States, represented more than approximately 7% of our consolidated revenues during both of the three and six month periods ended June 30, 2012 and 2011.
Operating Expenses Overview
TGBP integration expenses

During the three and six months ended June 30, 2012, we incurred $14.5 million and $20.9 million, respectively, of integration expenses related to the acquisition of TGBP. TGBP was acquired on November 7, 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition. We expect to incur integration expenses resulting from the acquisition of TGBP throughout the remainder of 2012 and in 2013.

Restructuring and related activities

On May 25, 2010 and as subsequently revised, our Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce our overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. As of September 30, 2011, we had incurred all of the expenses related to this Restructuring Plan. Total expense incurred under the Restructuring Plan from the period from May 25, 2010 through September 30, 2011 was $106 million, of which $8.9 million and $32.9 million was recognized in the three and six months ended June 30, 2011, respectively. Total cost savings of approximately $70 million are expected to be generated in 2012 and annually thereafter. We recognized $55 million of cost savings related to the Restructuring Plan in 2011.

There were no restructuring and related expenses incurred during the three and six months ended June 30, 2012, but for the three and six months ended June 30, 2011, expenses of $0.5 million and $7.4 million, respectively, are classified within “Cost of services” and $8.4 million and $25.5 million, respectively, are classified within “Selling, general and administrative” in the Condensed Consolidated Statements of Income.

Cost of services

Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services for both the three and six months ended June 30, 2012. Also included in cost of services are expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services. Cost of services increased for the three and six months ended June 30, 2012 compared to the same periods in the prior year primarily due to incremental costs associated with the TGBP acquisition, including depreciation and amortization. Cost of services also increased due to investments in our strategic initiatives and compliance program costs (see "Enhanced Regulatory Compliance" discussion below), partially offset by the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, net commission savings, including the impact from the acquisitions of Finint S.r.l ("Finint") and Costa, and a net decrease in debit card bank fees due to the Durbin Amendment of the Dodd-Frank Act ("Durbin legislation"), which was effective beginning in the fourth quarter of 2011. The six months ended June 30, 2012 was also impacted by agent commissions, which increase in relation to revenue increases. Cost of services as a percentage of revenue was 56% for both the three and six months ended June 30, 2012, and 56% and 57% for the three and six months ended June 30, 2011, respectively. The change in cost of services as a percentage of revenue compared to the same periods in 2011 was primarily due to net commission savings, including the impact from the acquisitions of Finint and Costa and decreased debit card bank fees due to the Durbin legislation, partially offset by investments in our strategic initiatives and increased compliance program costs.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the three months ended June 30, 2012 compared to the same period in the prior year primarily due to increased expenses resulting from the acquisitions of TGBP, Finint and Costa, including integration costs, and investments in strategic initiatives and compliance program costs, partially offset by the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, restructuring costs incurred in 2011, which did not recur in 2012, and lower marketing expense. SG&A increased for the six months ended June 30, 2012 compared to the same period in the prior year primarily due to increased expenses resulting from the acquisitions of TGBP, Finint and Costa, including integration costs, higher employee compensation and related expenses, investments in strategic initiatives and compliance program costs, partially offset by the restructuring costs incurred in 2011, which did not recur in 2012, and the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses.

Marketing-related expenditures, principally classified within SG&A, were 3.7% of revenue for both the three and six months ended June 30, 2012, and 4.1% and 3.7% for the three and six months ended June 30, 2011, respectively. Marketing-related expenditures include advertising, events, costs related to administering our loyalty programs, and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing-related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for Consumer-to-Consumer revenues and other initiatives in order to best maximize the return on these investments.

Enhanced Regulatory Compliance

We regularly review our compliance programs. In connection with that review and growing global regulatory complexity, and as we dialogue with governmental and regulatory authorities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity. These enhancements, along with other enhancements to improve consumer protection related to the Dodd-Frank Act and other matters, have resulted in, and in coming quarters we expect them to continue to result in, changes to certain of our business practices and increased costs. We believe some of these changes will have an adverse effect on our business, financial condition and results of operations.

Total other expense, net

Total other expense, net increased during the three and six months ended June 30, 2012 compared to the corresponding periods in the prior year primarily due to the gain of $29.4 million in the prior year in connection with the remeasurement of our former equity interest in Costa to fair value, associated with our acquisition of the remaining 70% interest.

Income taxes

Our effective tax rates on pre-tax income were 12.5% and 21.1% for the three months ended June 30, 2012 and 2011, respectively, and 13.6% and 22.2% for the six months ended June 30, 2012 and 2011, respectively. The significant decrease in our effective tax rate for the three and six months ended June 30, 2012 is primarily due to an agreement with the United States Internal Revenue Service resolving substantially all of the issues related to the restructuring of our international operations in 2003, as described below, and the resolution of other foreign and United States tax matters. Higher taxes in 2011 were also a result of taxes associated with the Costa remeasurement gain which was recognized in connection with the acquisition.

We continue to benefit from a significant proportion of profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. For the three and six months ended June 30, 2012, 83% and 84%, respectively, of our pre-tax income was from foreign sources. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2012, the total amount of tax contingency reserves was $115.3 million, including accrued interest and penalties, net of related benefits. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

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
Earnings per share

During the three months ended June 30, 2012 and 2011, basic earnings per share were $0.44 and $0.42, respectively, and diluted earnings per share were $0.44 and $0.41, respectively. During the six months ended June 30, 2012 and 2011, basic and diluted earnings per share were $0.84 and $0.74, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2012 and 2011, there were 24.1 million and 8.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the six months ended June 30, 2012 and 2011, there were 22.3 million and 8.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share increased for the three and six months ended June 30, 2012 compared to the same periods in the prior year as a result of the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

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

There were no restructuring and related expenses incurred during the three and six months ended June 30, 2012, but we incurred expenses of $8.9 million and $32.9 million for the three and six months ended June 30, 2011, respectively, which were not allocated to the segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities refer to “Operating Expenses Overview.”

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2012	2011	% Change	2012	2011	% Change
Revenues:
Transaction fees	$893.6	$898.0	0%	$1,765.6	$1,737.8	2%
Foreign exchange revenues	248.9	245.4	1%	488.3	472.8	3%
Other revenues	12.5	11.7	7%	25.7	22.6	14%
Total revenues	$1,155.0	$1,155.1	0%	$2,279.6	$2,233.2	2%
Operating income	$328.9	$329.8	0%	$640.2	$638.4	0%
Operating income margin	28%	29%		28%	29%
Key indicator:
Consumer-to-Consumer transactions	58.5	56.3	4%	114.9	109.1	5%

The table below sets forth supplemental transaction and revenue growth rate information by region for the three and six months ended June 30, 2012.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Consumer-to-Consumer transaction growth/(decline) (a)
Europe and CIS	(2)%	(1)%
North America	2%	4%
Middle East and Africa	9%	9%
APAC	5%	6%
LACA	5%	6%
westernunion.com	35%	38%
Consumer-to-Consumer revenue growth/(decline) (a)
Europe and CIS	(8)%	(4)%
North America	0%	2%
Middle East and Africa	3%	5%
APAC	4%	5%
LACA	5%	3%
westernunion.com	23%	30%
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

Transaction fees and foreign exchange revenues

For the three and six months ended June 30, 2012 compared to the corresponding period in the prior year, Consumer-to-Consumer money transfer revenue, which represented 81% of our total consolidated revenue for both periods, was flat and grew 2%, respectively, on transaction growth of 4% and 5%, respectively. Transaction growth was offset by the strengthening of the United States dollar compared to most other foreign currencies, which negatively impacted revenue, and slight price reductions. The results for the six months ended June 30, 2012 were also impacted by geographic and product mix. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted our revenue growth by approximately 3% and 2% for the three and six months ended June 30, 2012, respectively.

For the three and six months ended June 30, 2012 compared to the corresponding periods in the prior year, revenue in our Europe and CIS region, which represented 22% of our total consolidated revenue for both periods, decreased 8% and 4% respectively, on transaction declines of 2% and 1%, respectively. The strengthening of the United States dollar compared to most other foreign currencies and price reductions negatively impacted revenues in the Europe and CIS region for the three and six months ended June 30, 2012. The region has been impacted by continued economic softness in Southern Europe and increased competition in Russia.

For the three and six months ended June 30, 2012, the North America region, which represented 21% of our total consolidated revenue for both periods, experienced flat revenue and revenue growth of 2%, respectively, on transaction growth of 2% and 4%, respectively, partially offset by geographic and product mix. For the three and six months ended June 30, 2012, we experienced revenue growth in our domestic business. Additionally, our United States outbound business experienced transaction and revenue growth in the three and six months ended June 30, 2012; however, transaction and revenue growth moderated in the three months ended June 30, 2012 compared to the first quarter of 2012 in both our domestic and United States outbound businesses. Our Mexico business declined for the three and six months ended June 30, 2012, partially due to changes to our compliance related practices and business model.

For the three and six months ended June 30, 2012, revenue in our Middle East and Africa, APAC, and LACA regions, which represented 15%, 12%, and 9% of our total consolidated revenue for both the three and six months ended June 30, 2012, respectively, increased compared to the corresponding periods in the prior year due to transaction growth, partially offset by the strengthening of the United States dollar compared to most other foreign currencies, which negatively impacted revenue. The Gulf States, primarily Saudi Arabia, certain regions of Africa, and India all displayed revenue growth, but China revenue declined. However, the China revenue decline moderated in the three months ended June 30, 2012 compared to the first quarter of 2012. Revenue generated from transactions initiated at westernunion.com, which represented 2% of our total consolidated revenue for both periods, increased for the three and six months ended June 30, 2012, compared to the same periods in 2011 due to strong transaction growth.

Foreign exchange revenues for both the three and six months ended June 30, 2012 grew compared to the same periods in 2011, driven primarily by revenue from our international business.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three and six months ended June 30, 2012 of approximately $30.1 million and $35.3 million, respectively, over the same periods in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

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

The majority of transaction growth is derived from more mature agent locations; new agent locations typically contribute only marginally to growth in the first few years of their operation. Increased productivity, measured by transactions per location, is often experienced as locations mature. We believe that new agent locations will help our growth by increasing the number of locations available to send and receive money. We generally refer to locations with more than 50% of transactions being initiated (versus paid) as “send locations” and to the balance of locations as “receive locations.” Send locations are the engine that drives Consumer-to-Consumer revenue. They contribute more transactions per location than receive locations. However, a wide network of receive locations is necessary to build each corridor and to help ensure global distribution and convenience for consumers. The number of send and receive transactions at an agent location can vary significantly due to such factors as customer demographics around the location, migration patterns, the location's class of trade, hours of operation, length of time the location has been offering our services, regulatory limitations and competition. Each of the approximately 510,000 agent locations in our agent network is capable of providing one or more of our services; however, not every location completes a transaction in a given period. For example, as of June 30, 2012, approximately 85% of agent locations in the United States, Canada and Western Europe (representing at least one of our three money transfer brands: Western Union®, Orlandi Valuta(SM) and Vigo®) experienced money transfer activity in the previous 12 months. In the developing regions of Asia and other areas where there are primarily receive locations, approximately 65% of locations experienced money transfer activity in the previous 12 months. We periodically review locations to determine whether they remain enabled to perform money transfer transactions.

Operating income

Consumer-to-Consumer operating income was flat during both the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 due to spending on strategic initiatives, including westernunion.com, incremental costs associated with the Finint and Costa acquisitions, and increased costs associated with our compliance programs, offset by the effect of foreign currency hedges, and restructuring savings. For the three months ended June 30, 2012, operating income was also impacted by commissions savings and lower marketing expense. For the six months ended June 30, 2012, operating income was also impacted by revenue growth.

The changes in operating income margins in the segment are due to the same factors mentioned above.

Consumer-to-Business Segment

The following table sets forth our Consumer-to-Business segment results of operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	% Change	2012	2011	% Change
Revenues:
Transaction fees	$142.1	$144.1	(1)%	$289.8	$288.8	0%
Foreign exchange revenues	0.9	2.3	(61)%	1.7	3.2	(47)%
Other revenues	6.4	7.1	(10)%	13.0	14.7	(12)%
Total revenues	$149.4	$153.5	(3)%	$304.5	$306.7	(1)%
Operating income	$33.5	$37.7	(11)%	$74.6	$72.3	3%
Operating income margin	22%	25%		24%	24%
Revenues

For the three and six months ended June 30, 2012 compared to the corresponding periods in the prior year, Consumer-to-Business revenue, which represented 11% of our total consolidated revenue for both periods, decreased 3% and 1%, respectively, due to a decline in our United States bill payments businesses, including the passing through of some of the debit card fee savings related to the Durbin legislation, and the strengthening of the United States dollar compared to most other foreign currencies, partially offset by growth in our international bill payments, primarily in South America. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted our revenue growth by approximately 3% and 2% for the three and six months ended June 30, 2012, respectively.
Operating income

For the three months ended June 30, 2012, operating income decreased compared to the same period in the prior year primarily due to a revenue decline in our United States cash-based bill payments business, which has higher margins than other bill payment services in the segment, partially offset by a net decrease in debit card and other bank fees, due to the Durbin legislation. During the six months ended June 30, 2012, operating income increased compared to the same period in the prior year primarily due to a net decrease in debit card and other bank fees, due to the Durbin legislation, partially offset by slight revenue declines.

The changes in operating income margins in the segment are due to the same factors mentioned above.

Business Solutions Segment

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	% Change	2012	2011	% Change
Revenues:
Transaction fees	$10.0	$1.1	*	$16.5	$2.0	*
Foreign exchange revenues	82.5	30.1	*	162.6	56.9	*
Other revenues	—	0.2	*	0.3	0.4	*
Total revenues	$92.5	$31.4	*	$179.4	$59.3	*
Operating loss	$(14.5)	$(1.8)	*	$(29.3)	$(6.1)	*
Operating loss margin	(16)%	(6)%		(16)%	(10)%
____________________

*	Calculation not meaningful

Revenues

For the three and six months ended June 30, 2012 compared to the corresponding periods in the prior year, Business Solutions revenue, which represented 6% of our total consolidated revenue for both periods, grew primarily due to our acquisition of TGBP and revenue growth in our existing business.

Operating income

For the three and six months ended June 30, 2012, operating loss increased compared to the same periods in the prior year primarily due to increased expenses resulting from the acquisition of TGBP, including incremental depreciation and amortization expenses and integration expenses. We expect to incur integration expenses resulting from the acquisition of TGBP throughout the remainder of 2012 and in 2013.

The changes in operating income margins in the segment are due to the same factors mentioned above.
Other
The following table sets forth Other results for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	% Change	2012	2011	% Change
Revenues	$28.2	$26.3	7%	$55.0	$50.1	10%
Operating loss	$(2.0)	$(6.1)	*	$(7.1)	$(8.1)	*
____________________

*	Calculation not meaningful
Revenues

Other revenue, which represented 2% of our total consolidated revenue for both the three and six months ended June 30, 2012, grew compared to the same periods in the prior year primarily due to an increase in our prepaid business.

Operating loss

During the three months ended June 30, 2012 compared to the corresponding period in the prior year, operating loss decreased due to costs associated with acquisition activity that were recognized in the prior year. During the six months ended June 30, 2012 compared to the corresponding period in the prior year, operating loss decreased due to costs associated with acquisition activity that were recognized in the prior year and the increase in revenues, partially offset by investments in our prepaid business.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use except for assets subject to legal or regulatory restrictions. Assets subject to legal or regulatory restrictions, totaling approximately $285 million as of June 30, 2012, include assets outside of the United States subject to restrictions from being transferred outside of the countries where they are located. We are also required to maintain cash and investment balances in our regulated subsidiaries related to certain of our money transfer and other payment obligations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

We believe we have adequate liquidity to meet our business needs through our existing cash balances and our ability to generate cash flows through operations. These business needs include approximately $90 million of remaining tax payments we expect to make as a result of the IRS Agreement, the majority of which we expect to pay in 2013, in addition to dividends and share repurchases. In addition, we have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility (“Revolving Credit Facility”), which supports borrowings under our $1.5 billion commercial paper program. As of June 30, 2012, we had no outstanding borrowings under our Revolving Credit Facility and had $390.0 million of commercial paper borrowings outstanding, which left $1,260.0 million remaining that was available to borrow on the Revolving Credit Facility.
Cash and Investment Securities

As of June 30, 2012, we had cash and cash equivalents of $1.4 billion, of which approximately $710 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within “Settlement assets," were $1.9 billion as of June 30, 2012. Substantially all of these investments are highly-rated state and municipal debt securities. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of June 30, 2012, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of June 30, 2012, all investments with a single issuer and each individual security was less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $445.7 million during the six months ended June 30, 2012, from $506.3 million in the comparable period in the prior year, primarily due to tax payments of approximately $100 million made as a result of the IRS Agreement.
Financing Resources

As of June 30, 2012, we have outstanding borrowings at par value of $3,670.7 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2014 to 2040, and our borrowings also include our 2013 Notes issued for general corporate purposes. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the six months ended June 30, 2012, we had no outstanding borrowings under our $1.65 billion revolving credit facility. As of June 30, 2012, we had $390.0 million of commercial paper borrowings outstanding, which left $1,260.0 million remaining that was available to borrow on the Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. Our commercial paper borrowings as of June 30, 2012 had a weighted-average annual interest rate of approximately 0.4% and a weighted-average term of 5 days. During the three and six months ended June 30, 2012, the average commercial paper balance outstanding was $306.9 million and $224.3 million, respectively. For both the three and six months ended June 30, 2012, the maximum balance outstanding was $422.8 million. Proceeds from our commercial paper borrowings were used for general corporate purposes. We had $390.0 million of commercial paper borrowings outstanding as of June 30, 2012.
Cash Priorities
Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $121.3 million and $75.4 million for the six months ended June 30, 2012 and 2011, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Acquisition of Businesses

On November 7, 2011, we acquired TGBP from Travelex Holdings Limited for cash consideration of £603 million ($967.8 million), which included acquired cash of $25.3 million. In connection with the July 5, 2011 purchase agreement, on May 4, 2012, we acquired the French assets of TGBP for cash consideration of £3 million ($4.8 million), after receiving regulatory approval. The final consideration is subject to a working capital adjustment.

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

Share Repurchases and Dividends

During the six months ended June 30, 2012 and 2011, 17.9 million and 31.7 million, respectively, of shares were repurchased for $309.2 million and $659.7 million, respectively, excluding commissions, at an average cost of $17.25 and $20.83 per share, respectively. As of June 30, 2012, $306.3 million remains available under share repurchase authorizations approved by our Board of Directors through December 31, 2012.

Our Board of Directors declared quarterly cash dividends of $0.10 per common share in both the first and second quarters of 2012 representing $122.3 million in total dividends.

Debt Service Requirements

Our 2012 debt service requirements will include payments on existing and future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. In March 2013, our floating rate notes of $300.0 million will mature. We intend to refinance all or a portion of the 2013 Notes with new financing sources, as market conditions allow. We have the ability to use existing financing sources, including our Revolving Credit Facility or commercial paper program, and cash generated from operations to meet our debt obligations as they come due.

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
Pension Plan

We have a frozen defined benefit pension plan for which we have a recorded unfunded pension obligation of $93.9 million as of June 30, 2012. We are required to fund $20 million to the plan in 2012. Through June 2012, we have made contributions of approximately $16 million to the plan, including a discretionary contribution of approximately $5 million.

Other Commercial Commitments

We had approximately $95 million in outstanding letters of credit and bank guarantees as of June 30, 2012 with expiration dates through 2015, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of June 30, 2012, our total amount of unrecognized income tax benefits was $123.1 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on Consumer-to-Consumer revenues denominated primarily in the euro, and to a lesser degree the Canadian dollar, British pound, Australian dollar, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international Consumer-to-Consumer operations.

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

As of December 31, 2011, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $33 million based on our 2012 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of June 30, 2012 is not materially different based on our forecast of unhedged exposure to foreign currency through June 30, 2012. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates

We invest in several types of interest bearing assets, with a total value as of June 30, 2012 of $3.0 billion. Approximately $2.1 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within “Cash and cash equivalents” and “Settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “Settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of June 30, 2012, we had $300.0 million of floating notes, which had an effective interest rate of 1.0% or 58 basis points above three-month LIBOR. Additionally, $500.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 600 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. Commercial paper borrowings of $390.0 million were outstanding as of June 30, 2012. Our commercial paper borrowings as of June 30, 2012 had a weighted-average annual interest rate of approximately 0.4% and a weighted-average term of 5 days. During the three and six months ended June 30, 2012, the average commercial paper balance outstanding was $306.9 million and $224.3 million, respectively. The maximum balance outstanding for both the three and six months ended June 30, 2012 was $422.8 million.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of June 30, 2012, our weighted-average effective rate was approximately 4.7%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $12 million annually based on borrowings on June 30, 2012 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2012 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $21 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
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
Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP
Denver, Colorado
August 2, 2012

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. The Company received a second subpoena from the USAO on May 18, 2012 seeking additional documents relating to US Shen Zhou and materials relating to another former agent. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

In the fourth quarter of 2011, Western Union received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into whether the Company took adequate steps to help prevent consumer fraud from 2010 to 2011. The Civil Investigative Demands seek information and documents relating to consumer fraud complaints that the Company has received and the Company's procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, the Company could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices, that could have a material adverse effect on our business, financial condition, and results of operations.
On July 26, 2010, U.F.C.W. Local 1776 & Participating Employers Pension Fund filed a Verified Shareholder Double Derivative Complaint and Jury Demand in United States District Court for the District of Colorado, alleging that the Company's Board of Directors failed to appropriately oversee the Company's compliance program, particularly in regard to the alleged deficiencies which resulted in the Company's agreement and settlement with the State of Arizona and other states in early 2010. In addition to naming the Company's Board members as individual defendants, the complaint names the Company and its subsidiary Western Union Financial Services, Inc. as nominal defendants. The complaint seeks damages from the individual defendants for breach of fiduciary duty and waste of corporate assets and an order requiring various corrective measures. On September 10, 2010, the United States District Court for the District of Colorado dismissed the complaint for lack of subject matter jurisdiction. On September 23, 2010, the plaintiff re-filed the complaint in Maricopa County Superior Court in Arizona. The complaint was removed to the United States District Court for the District of Arizona. On September 29, 2011, the Court denied Defendants' motion to dismiss on jurisdictional grounds. On December 15, 2011, the Company and Western Union Financial Services, Inc. filed a Notice of Settlement. The terms of the settlement are set forth in a Memorandum of Understanding attached to the Notice of Settlement and include corporate governance changes that the Company and Western Union Financial Services, Inc. have agreed to make relating to anti-money laundering monitoring. The Memorandum of Understanding also indicates that the individual defendants deny any wrongdoing or liability with respect to the plaintiff's claims and that the settlement does not constitute an admission of liability of wrongdoing by any party. None of the defendants will be required to pay monetary damages. On June 14, 2012, the Court entered an order approving the settlement and requiring Western Union to pay plaintiff approximately $413,000 in costs and attorney's fees.

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
On February 11, 2010, we signed an agreement and settlement, which resolved all outstanding legal issues and claims with the State of Arizona and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The agreement and settlement also required us to make payments to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, we have made and expect to make certain investments in and changes to our compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. The costs of the investments in our programs and for the monitor are expected to be $23 million over the period from signing to 2013, pursuant to the terms of the agreement and settlement; however, actual costs incurred for these programs will likely exceed this amount. The monitor has made a number of recommendations related to our compliance programs.
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

Over the past several years, we have entered into consent agreements with federal and state authorities, including FinCEN, the New York Department of Financial Services, the California Department of Financial Institutions and the Arizona Department of Financial Institutions, relating to the Bank Secrecy Act ("BSA") and anti-money laundering requirements and related consumer identification matters. These agreements required us to pay civil penalties and to take certain measures to enhance our compliance with recordkeeping, reporting, training and agent oversight requirements under applicable state and federal law. The consent agreements with the New York Department of Financial Services and the California Department of Financial Institutions were lifted during 2008. However, the financial services industry and businesses like ours continue to be under significant federal and state regulatory scrutiny with respect to the BSA and anti-money laundering compliance matters. It is possible that as a result of periodic examinations or otherwise, we could be subject to deficiency findings, fines, criminal penalties, asset seizures or enforcement actions that could adversely affect our business, financial condition and results of operations.
In the fourth quarter of 2011, Western Union received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into whether the Company took adequate steps to help prevent consumer fraud from 2010 to 2011. The Civil Investigative Demands seek information and documents relating to consumer fraud complaints that the Company has received and the Company's procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, the Company could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices that could have a material adverse effect on our business, financial condition, and results of operations.

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California (USAO) seeking documents relating to Shen Zhou International (US Shen Zhou), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. The Company received a second subpoena from the USAO on May 18, 2012 seeking additional documents relating to US Shen Zhou and materials relating to another former agent. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's repurchases of shares of the Company's common stock during the second quarter of 2012:

	Total Number of Shares Repurchased*	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (in millions)
April 1 - 30	1,135,507	$18.08	1,132,944	$448.3
May 1 - 31	4,276,897	$17.15	4,276,897	$375.0
June 1 - 30	4,222,630	$16.28	4,221,159	$306.3
Total	9,635,034	$16.87	9,631,000
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 1, 2011, the Board of Directors authorized $1 billion of common stock repurchases through December 31, 2012, of which $306.3 million remains available as of June 30, 2012. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	August 2, 2012	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2012	By:	/S/ SCOTT T. SCHEIRMAN
Scott T. Scheirman
Executive Vice President, Chief Financial Officer and Global Operations (Principal Financial Officer)

Date:	August 2, 2012	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of The Western Union Company, as filed with the Secretary of State of the State of Delaware on May 23, 2012 (filed as exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference thereto).

3.2
Amended and Restated Bylaws of The Western Union Company, as amended as of May 23, 2012 (filed as exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference thereto).

10.1
The Western Union Company 2006 Long-Term Incentive Plan, as amended and restated on February 23, 2012 and ratified by the Company's stockholders on May 23, 2012 and as further amended and restated on July 19, 2012.*

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