Form 10-K
period 2012-12-31
Western Union CO
filed 2013-02-22
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-K
_______________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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
Registrant's telephone number, including area code: (866) 405-5012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 29, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $10.2 billion based on the closing sale price of $16.84 of the common stock as reported on the New York Stock Exchange.

As of February 15, 2013, 568,767,242 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2012 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this Annual Report on Form 10-K of The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors.” The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events Related to Our Business and Industry

•	deterioration in consumers' and clients' confidence in our business, or in money transfer and payment service providers generally;

•	changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns and financial market disruptions;

•	political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole;

•
failure to compete effectively in the money transfer and payment service industry with respect to global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including telecommunications providers, card associations, card-based payment providers and electronic and Internet providers;

•	the pricing of our services and any pricing reductions, and their impact on our consumers and our financial results;

•	our ability to adapt technology in response to changing industry and consumer needs or trends;

•	our failure to develop and introduce new services and enhancements, and gain market acceptance of such services;

•	changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions;

•	interruptions of United States government relations with countries in which we have or are implementing significant business relationships with agents or clients;

•	changes in immigration laws, interruptions in immigration patterns and other factors related to migrants;

•
mergers, acquisitions and integration of acquired businesses and technologies into our Company, including Travelex Global Business Payments, and the realization of anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill;

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

•
our ability to realize the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives;

•	our ability to protect our brands and our other intellectual property rights;

•	our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection;

•	changes in tax laws and unfavorable resolution of tax contingencies;

•	cessation of or defects in various services provided to us by third-party vendors;

•	material changes in the market value or liquidity of securities that we hold;

•	restrictions imposed by our debt obligations;

•	significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate;

•	changes in industry standards affecting our business;

Events Related to Our Regulatory and Litigation Environment

•
the failure by us, our agents or their subagents to comply with laws and regulations, including regulatory or judicial interpretations thereof, designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations;

•
changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, governmental or judicial interpretations thereof and industry practices and standards, including the impact of the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act;

•	liabilities resulting from a failure of our agents or their subagents to comply with laws and regulations;

•	increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents, or their subagents;

•
liabilities and unanticipated developments resulting from governmental investigations and consent agreements with, or enforcement actions by, regulators, including those associated with compliance with, failure to comply with, or extension of, the settlement agreement with the State of Arizona;

•	the impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules promulgated there-under, and the actions of the Consumer Financial Protection Bureau;

•	liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments;

•	failure to comply with regulations regarding consumer privacy and data use and security;

•	effects of unclaimed property laws;

•	failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide;

•	changes in accounting standards, rules and interpretations;

Other Events

•	adverse tax consequences from our spin-off from First Data Corporation;

•	catastrophic events; and

•	management's ability to identify and manage these and other risks.

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

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well-recognized brand to transfer funds. Our Consumer-to-Consumer money transfer service enables people to send money around the world, usually within minutes. As of December 31, 2012, our services were available through a global network of approximately 510,000 agent locations in more than 200 countries and territories, with approximately 90% of those locations outside of the United States. Each location in our agent network is capable of providing one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2012, approximately 70% of our locations had experienced money transfer activity in the previous 12 months.

We also provide consumers with flexible and convenient options for making one-time or recurring payments in our Consumer-to-Business segment. This segment consists of United States bill payments, Pago Fácil (bill payments in Argentina), and international bill payments.

The Business Solutions segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment's business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. Travelex Global Business Payments (“TGBP”), which we acquired in November 2011, is included in this segment.

We believe that brand strength, size and reach of our global network, convenience, reliability, and value for the price paid for our customers have been important to the growth of our business. As we continue to meet the needs of our customers for fast, reliable and convenient global money movement and payment services, we are also working to enhance our services and provide our consumer and business clients with access to an expanding portfolio of payment and other financial services and to expand the number of channels available to access these services.

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our three segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Businesses not considered part of these segments are categorized as “Other” and include our money order, prepaid services, mobile money transfer, and other businesses and services, in addition to costs for the investigation and closing of acquisitions.

The table below presents the components of our consolidated revenue:

	Year Ended December 31,
	2012	2011	2010
Consumer-to-Consumer	81%	84%	84%
Consumer-to-Business	11%	11%	12%
Business Solutions	6%	3%	2%
Other	2%	2%	2%
	100%	100%	100%

No individual country outside the United States accounted for more than approximately 6% of our consolidated revenue for each of the years ended December 31, 2012, 2011 and 2010.

For additional details regarding our Consumer-to-Consumer, Consumer-to-Business and Business Solutions segments, including financial information regarding our international and United States revenues and long-lived assets, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

See Risk Factors for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 81% of our total consolidated revenues for 2012. We view our money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated through our websites and account based money transfers. The segment includes six regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities. These regions interact on transactions with consumers and share common processes, systems and licenses, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Although most remittances are sent from one of our approximately 510,000 agent locations worldwide, in some countries we offer the ability to send money over the Internet or phone using a credit or debit card, or through a withdrawal directly from a consumer's bank account. All agent locations accept cash to initiate a transaction, and some also accept debit cards. We offer consumers several options to receive a money transfer. While the vast majority of transfers are paid in cash at agent locations, in some places we offer payout directly to the receiver's bank account, to a stored-value card, or through the issuance of a money order.

Operations

Our revenue in this segment is derived primarily from transaction fees charged to consumers to transfer money. In money transfers involving different send and receive currencies, we also generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire the currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and address of the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. Certain of these processes are streamlined for our customers who use our loyalty card. This sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes. The recipient enters an agent location in the designated receiving area or country, presents identification, where applicable, and is paid the transferred amount. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the receiver's institution related to the use of the account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the send and receive locations.

We generally pay our agents a commission based on a percentage of revenue. A commission is usually paid to both the agent that initiated the transaction, the “send agent,” and the agent that paid the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent's primary business (e.g., postal services, banking, check cashing, travel and retail businesses), making the economics of being a Western Union agent attractive. Western Union's global reach and large consumer base allow us to attract agents we believe to be of high quality.

To complement the convenience offered by our network's global physical locations, in certain countries we have also made our services available through other channels, as described below under “Services.”

Over 85% of our Consumer-to-Consumer transactions involve at least one non-United States location. No individual country outside the United States accounted for greater than 7% of this segment's revenue during all periods presented.

Services

We offer money transfer services worldwide. In 2012, the substantial majority of our Consumer-to-Consumer transactions were cash money transfers involving our walk-in agent locations around the world. Although demand for in-person, cash money transfers has historically been the strongest, we offer a number of options for sending and receiving funds that provide consumers convenience and choice. The different ways consumers can send or receive money include the following:

Walk-in and telephone money transfer service. The substantial majority of our remittances constitute transactions in which cash is collected by the agent and payment (usually cash) is available for pick-up at another agent location, usually within minutes. In certain countries, we also offer convenience to our consumers to initiate a transaction through the phone using a debit or credit card or through our account based money transfer service, as described below. We also provide a “Cash to Card” service that provides consumers an option to direct funds to a Western Union branded stored-value card in the United States and in certain other countries.

Our “Next Day” delivery option is a money transfer that is available for payment the morning after the money transfer is sent. This option is available for certain domestic service within the United States, and in select United States outbound and international corridors. The Next Day delivery service gives our consumers a lower-priced option for money transfers that do not need to be received within minutes, while still offering the convenience, reliability and ease of use that our consumers expect.

Online money transfer service. Our websites allow consumers to send funds online, generally using a credit or debit card, for pay-out at most Western Union branded agent locations around the world. As of December 31, 2012, we were providing online money transfer service in more than 20 countries, allowing consumers in these countries to send money throughout the world.

Account based money transfer service. This service allows consumers to access Western Union services electronically, directly from their bank's Internet or automated teller machine (“ATM”) banking service. Consumers can use their bank account to initiate a Western Union money transfer electronically, without having to visit a physical Western Union agent location. Globally, we have relationships with nearly 115 banks that have agreed to offer one or more of our account based money transfer services, primarily through their online banking portals.

Direct to bank. In the United States and in certain other countries, we provide a “Direct to Bank” service, enabling a consumer to send a transaction from an agent location directly to a bank account in certain countries. Additionally, our websites allow consumers to send funds online, generally using a credit or debit card, for pay-out directly to a bank account.

Mobile money transfer service. For further discussion regarding our mobile money transfer service, see the “Other” category in this section.

Money transfer services through electronic channels, which include online, account based, and mobile money transfer, combined were 4% of consolidated revenue for the year ended December 31, 2012.

Distribution and Marketing Channels

We offer our Consumer-to-Consumer service to millions of consumers around the world primarily through our global network of third-party agents in almost every country and territory, with approximately 90% of our agent locations being located outside of the United States. Our agents facilitate the global distribution and convenience associated with our Western Union and other brands (as described further within the “Intellectual Property” section below), which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers and other established organizations that provide other consumer products and services. Many of our agents have multiple locations. Each individual agent accounted for less than 10% of the segment's revenue during all periods presented. Our agents know the markets they serve and work with our management to develop business plans for their markets. Many of our agents contribute financial resources to, or otherwise support, our efforts to market the business. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us an average of approximately 17 years and in 2012, these long-standing agents were involved in transactions that generated approximately 60% of our Consumer-to-Consumer revenue.

We provide our third-party agents with access to our multi-currency, real-time money transfer processing systems used to originate and pay money transfers. We continue to develop our network around the world to optimize send and receive corridors. Our systems and processes enable our agents to pay money transfers in more than 120 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the physical infrastructure and staff required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support and customer relationship management to our agents.

Some of our agents outside the United States manage their subagents. We refer to these agents as superagents. Although these subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations.

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

Our marketing strategy includes our loyalty programs, which are available in a growing number of countries and territories. As of December 31, 2012, our loyalty programs were available in approximately 80 countries and territories and had approximately 19 million active participants. These programs offer customers faster service at the point-of-sale. Additionally, in certain countries and at westernunion.com, these programs offer reduced transaction fees or cash back; however, such redemption activity has been insignificant to the results of our operations. Loyalty customers generally initiate more transactions and have a higher rate of retention than other customers. Over 40% of Western Union branded Consumer-to-Consumer transactions are initiated by our loyalty program participants.

Industry Trends

Over the last several years, except for 2009, the cross-border money transfer industry has experienced growth. Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment levels worldwide. The top four inbound remittance countries in the world are India, China, Mexico, and the Philippines, which cumulatively receive an estimated $160 billion annually according to Aité Group LLC's (“Aité”) February 2013 report. The February 2013 Aité report projects cross-border remittance growth of 5.8% in 2013.

Another significant trend impacting the money transfer industry is the increase in regulation. Regulation in the United States and elsewhere focuses, in part, on anti-money laundering, anti-terrorist activities and consumer protection. Regulations require money transfer providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. For further discussion of the regulatory impact on our business, see the “Regulation” discussion in this section and the “Enhanced Regulatory Compliance” section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, our ability to enter into or maintain exclusive arrangements with our agents has increasingly been challenged by both regulators and certain of our current and prospective agents, especially in certain inbound countries.

Competition

We face robust competition in the highly-fragmented Consumer-to-Consumer money transfer industry. We compete with a variety of remittance providers, including:

•	Global money transfer providers - Global money transfer providers allow consumers to send money to a wide variety of locations, in both their home countries and abroad.

•
Regional money transfer providers - Regional money transfer providers, or “niche” providers, provide the same services as global money transfer providers, but focus on a smaller group of corridors or services within one region, such as North America to the Caribbean, Central or South America, or Western Europe to North Africa.

•	Banks and postbanks - Banks and postbanks of all sizes compete with us in a number of ways, including bank wire services and card-based services.

•
Informal networks - Informal networks enable people to transfer funds without formal mechanisms and often without compliance with government reporting requirements. We believe that such networks comprise a significant share of the market.

•	Electronic commerce - Online money transfer services allow consumers to send and receive money electronically using the Internet or mobile phones.

•	Alternative channels - Alternative channels for sending and receiving money include mail and commercial courier services, and card-based options, such as ATM cards and stored-value cards.

We believe the most significant competitive factors in Consumer-to-Consumer remittances relate to the overall consumer value proposition, including brand recognition, trust and reliability, distribution network and channel options, and consumer experience and price.

Consumer-to-Business Segment

In our Consumer-to-Business segment, which represented 11% of our total consolidated revenues for 2012, we provide fast and convenient options to make one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. We believe our business customers who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customer payments. In many circumstances, our relationships with business customers also provide them with an additional source of income, as well as reduced expenses for cash and check handling.

Operations

Our revenue in this segment is derived primarily from transaction fees paid by the consumer. The consumer payments fees are typically less than the fees charged in our Consumer-to-Consumer segment. Consumers may make a cash payment at an agent or owned location or may make an electronic payment over the phone or on the Internet using their credit or debit card, through the automated clearing house (“ACH”) system, or via a wire transfer. Our Internet services are provided through our own websites or, in certain circumstances, in partnership with other websites for which we act as the service provider. In addition, we generate revenue from upfront enrollment fees received for our Equity Accelerator® service, and we earn investment income on funds received from services sold in advance of settlement with payment recipients.

While we continue to pursue further international expansion of our offerings in this segment, the significant majority of the segment's revenue was generated in the United States during all periods presented.

Services

Our Consumer-to-Business payments services are available through a variety of products which give consumers choices as to the payment channel and method of payment, and include the following:

Western Union Payments. The Western Union Payments service allows consumers to send funds to businesses and government agencies, primarily across the United States and Canada, using cash and, in certain locations, a debit card. This service is offered primarily at Western Union agent locations, but may be provided via our westernunion.com website in limited situations. This service is also offered in select international locations under the service mark Quick PaySM. We also offer Quick Cash®, a cash disbursement service used by businesses, government agencies, and financial institutions to send money to employees or individuals with whom they have accounts or other business relationships. Similar to our Western Union Payments service, consumers use our Western Union Convenience Pay® (“Convenience Pay”) service to send payments by cash or check from a smaller number of Convenience Pay agent locations primarily to utilities and telecommunication providers. We are in the process of consolidating all of these services, in addition to our Quick Collect® service, to be marketed as Western Union Payments.

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

Pago Fácil®. In South America, we offer walk-in, cash bill payment services which allow consumers to make payments for services such as phone, utilities and other recurring bills. In Argentina, we provide this service under the Pago Fácil brand. We offer this service under the Western Union brand in Peru, Panama and Brazil.

Distribution and Marketing Channels

Our electronic consumer payment services are available primarily through the phone and the Internet, while our cash-based consumer services are available through our agent networks and select Company-owned locations, primarily in South America.

Businesses market our services to consumers in a number of ways, and we market our services directly to consumers using a variety of means, including advertising materials, promotional activities, call campaigns and attendance at trade shows and seminars. Our Internet services are marketed to consumers on our websites as well as through co-branding arrangements with our website partners who offer our payment solutions.

We have relationships with more than 15,000 consumer payments businesses to which our customers can make payments. These relationships are a core component of our global payments services. On average, we have provided our payment services to our top 20 businesses to which our consumers can make payments for more than 15 years. No individual consumer or business accounted for greater than 10% of this segment's revenue during all periods presented.

Industry Trends

The global payments industry has evolved with technological innovations that have created new methods of processing payments from consumers to businesses. The various products within the global payments industry are in varying stages of development outside the United States. We believe that the United States is in the midst of a trend away from cash and paper checks for bill payments toward electronic payment methods accessible through multiple technologies.

Competition

Western Union competes with a diverse set of service providers offering both cash and electronic-based payment solutions. Competition in electronic payment services includes financial institutions (which may offer consumer bill payment in their own name or may “host” payment services operated under the names of their clients) and other non-bank competitors. Competition for electronic payments also includes businesses offering their own or third-party services to their own customers and third-party providers of all sizes offering services directly to consumers. In many cases, competitors specialize in a small number of industries. Competitors for cash payments include businesses that allow consumers to pay a bill at one of their locations, or at the location of a partner business, as well as mail and courier services. The ongoing trend away from cash-based bill payments in the United States and competitive pressures, which result in lower cash-based bill payment volumes and a shift to lower revenue per transaction products, continue to impact this business.

We believe the most significant competitive factors in this segment relate to brand recognition, customer service, trust and reliability, convenience, speed, variety of payment methods, service offerings, innovation, and price.

Business Solutions Segment

In our Business Solutions segment, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.

Operations

The substantial majority of our revenue in this segment is derived from foreign exchange revenues, which are based on the difference between the exchange rate set by us to the customer and the rate at which we are able to acquire the currency. Customers may remit a check or make an electronic or wire transfer in order to initiate a transaction. Our Internet services are provided in partnership with other websites for which we act as the service provider and through our own website. The significant majority of the segment's revenue was generated outside of the United States during all periods presented.

Services

Business Solutions payment transactions are conducted through various channels including the phone and Internet. Payments are made predominately through wire transfers and ACH, but in some situations, checks are remitted. The majority of Business Solutions' business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

Distribution and Marketing Channels

Our business payment services are primarily offered over the phone, through partner channels, and via the Internet. Our Internet services are marketed through co-branding arrangements with our website partners as well as on our website.

Our Business Solutions services are available in 30 countries. We have relationships with approximately 100,000 customers with respect to our payment solutions. These relationships are a core component of our business payments services. No individual customer accounted for greater than 10% of this segment's revenue since the acquisition of TGBP.

Industry Trends

The business-to-business payments industry has evolved with technological innovations that have created new methods of processing payments from businesses to other businesses. The various products within the Business Solutions industry are in varying stages of development outside the United States. The cross-border payments industry is expected to expand in the future due to the expanding global focus of many businesses.

Competition

Western Union competes with a diverse set of service providers offering payment services and risk management solutions, including financial institutions and other non-bank competitors. We believe the most significant competitive factors in this segment relate to recurring relationships founded on customer service and expertise in payments and foreign exchange, customized solutions for specific industries and clients, convenience and speed of payments network, availability of derivative products, variety of inbound and outbound payment methods, brand recognition and price.

Other

Our remaining businesses are grouped in the “Other” category, which includes our money order, prepaid services, mobile money transfer, and other businesses and services, in addition to costs for the investigation and closing of acquisitions.

Customers use our money orders for making purchases, paying bills, and as an alternative to checks that can be deposited directly into bank accounts or cashed at check cashiers, some banks and some retailers. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Our prepaid cards are sold primarily in the United States through retail locations and on the Internet and are Mastercard® or Visa®-branded. This service allows consumers to load money or receive a direct deposit onto the card for use at a later date. The card can be used to withdraw money from an ATM or used where debit cards are accepted. We have agreements with depository institutions insured by the Federal Deposit Insurance Corporation that serve as the issuers of our cards in the United States. At certain agent locations, we also provide consumers the ability to make cash payments for prepaid phone or other services, including the ability to load principal onto prepaid cards, including our own. Our stored-value products and services are currently offered in twelve countries worldwide, with cards being issued either by us or through other licensed institutions.

Our mobile money transfer service provides consumers in certain countries with the ability to transfer money to a mobile wallet or bank account. Consumers in selected countries can also initiate transactions from their mobile phones and send money from mobile wallets or bank accounts.

Intellectual Property

The Western Union logo, service mark, and trade dress (collectively, “Marks”) are registered and/or used worldwide and are material to our Company. The WU® service mark is currently registered in the United States and the European Community with applications pending in many other countries around the world. The international expansion of our agent network over the past decade has taken the Western Union brand nearly everywhere consumers send and receive money. We offer money transfer services under the Western Union, Orlandi ValutaSM and Vigo® brands. We also provide various payment and other services under brands such as Western Union Payments, Quick Collect, Convenience PaySM, Quick Pay, Quick Cash, Speedpay, Equity Accelerator, Pago Fácil (registered in Argentina), Western Union Business Solutions and MoneyWiseTM.

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2012, we invested approximately $235 million to market, advertise and promote our brands and services, including costs of dedicated marketing personnel. Many of our agents have also contributed significant financial resources to assist with marketing our services.

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

Risk Management

Our Company has a credit risk management department that evaluates and monitors our agent-related credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our online services and electronic Consumer-to-Business payment channels, where transactions are originated through means other than cash, and may therefore be subject to “chargebacks,” insufficient funds, or other collection impediments, such as fraud. Our credit risk management team performs a credit review before each agent signing and conducts periodic analyses.

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) receivables from certain customers for which beneficiaries are paid prior to receiving cleared funds from the customer, where we have offered “trade credit.” For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate risk, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post collateral or increase collateral based on the fair value of the customer's contract and their risk profile.

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

International Investment

No provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $4.4 billion as of December 31, 2012, as we expect to reinvest these earnings outside the United States indefinitely. We intend to invest these earnings to expand and diversify our global distribution and explore new service offerings and may also consider international acquisition opportunities. In 2011, our foreign cash allowed us to acquire TGBP and the remaining interests in two of our largest European-based agents, Finint S.r.l. and Angelo Costa, S.r.l. However, if we are unable to utilize accumulated earnings outside of the United States and we repatriate these earnings to the United States in the form of actual or constructive dividends, we would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and many other countries and jurisdictions, including the European Union. These include laws and regulations regarding: financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. Our services also are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. Failure, by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program comprised of policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. These programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents' compliance activities. In 2012, the Company spent over $100 million on its compliance and regulatory programs.

Money Transfer and Payment Instrument Licensing and Regulation

Our money transfer and money order services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended, including by the USA PATRIOT Act of 2001 (collectively, the “BSA”) and similar state laws and regulations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders, to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. Many states impose similar and, in some cases, more stringent requirements. These requirements also apply to our agents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents inside and outside the United States. Compliance with anti-money laundering laws and regulations has become a top area of regulatory attention, with agreements being reached with Western Union and several large financial institutions, including another money transfer provider.

Economic and trade sanctions programs administered by the United States Department of the Treasury Office of Foreign Assets Control (“OFAC”) prohibit or restrict transactions to or from (or dealings with) certain countries, their governments, and in certain circumstances, their nationals, as well as with specifically-designated individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. We provide very limited money transfer and payments services to individuals in Cuba, Syria and Sudan pursuant to and as authorized by advisory opinions of, or licenses granted by, OFAC.

In the United States, most states license money transfer services providers and many exercise authority over the operations of our money transfer services and, as part of this authority, regularly examine us. Many states require us to invest the proceeds of money transfers in highly-rated, investment grade securities, and our use of such investments is restricted to satisfy outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities in compliance with these regulations. The majority of our investment securities, classified within “Settlement assets” in the Consolidated Balance Sheets, are held in order to comply with state licensing requirements in the United States and had credit ratings of “AA-” or better from a major credit rating agency as of December 31, 2012.

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

Outside of the United States, our money transfer business is subject to some form of regulation in all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, agent registration requirements, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer and controls on the rates of exchange between currencies. They also include laws and regulations intended to detect and prevent money laundering or terrorist financing, including obligations to collect and maintain information about consumers, recordkeeping, reporting and due diligence, and supervision of agents and sub-agents similar to and in some cases exceeding those required under the BSA. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services.

The Payment Services Directive (“PSD”) in the European Union (“EU”), along with similar laws in other jurisdictions, have imposed new rules on payment service providers like Western Union. In particular, Western Union has become responsible for the regulatory compliance of our agents who are engaged by one of our payments institution subsidiaries. Thus, the costs to monitor our agents and the risk of adverse regulatory action against us because of the actions of our agents in those areas have increased. The majority of our EU business is managed through our PSD subsidiary, which is regulated by the Central Bank of Ireland. Under the PSD, we are subject to investment safeguarding rules and periodic examinations similar to those we are subject to in the United States. These rules have resulted in increased compliance costs and may lead to increased competition in our areas of service. Additional countries may adopt legislation similar to these laws. The PSD, as well as legislation in other countries such as Russia, has also allowed an increased number of non-bank entities to become money transfer agents, thereby resulting in increased competition.

In connection with an agreement and settlement with the State of Arizona and other states entered into in February 2010, we have funded $71 million, a portion of which was paid to a not-for-profit organization to promote safety and security along the entire United States and Mexico border, with the rest paid to the State of Arizona for its costs associated with this matter. This agreement and settlement also resolved all outstanding legal issues and claims with the State of Arizona. In addition, as part of the agreement and settlement, we have made and expect to make certain investments in and enhancements to our compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. On January 23, 2013, the monitor announced his intention to resign. A replacement monitor has been identified and is subject to court appointment. The costs of the investments in our programs and for the monitor pursuant to the terms and conditions of the agreement and settlement were expected to be $23 million over the period from signing through 2013; however, actual costs incurred have exceeded this amount. In addition, in the fourth quarter of 2012, our Business Solutions business was included in the scope of the monitor's review. Including the costs required pursuant to the agreement and settlement, the Company has spent over $40 million since 2010 on its compliance programs along the United States and Mexico border. We are considering entering into an extension of the term of the agreement and settlement or another arrangement with the State of Arizona, either of which would require the approval of the State of Arizona and could have further adverse effects on our business, including additional costs. The monitor has made a number of recommendations regarding our compliance programs. While the Company has devoted significant time and resources to these efforts, it is expected that not every recommendation of the monitor will be fully implemented within the required timeframe ending on July 31, 2013. If the Company is not able to negotiate an extension of the agreement and settlement or other arrangement and the State of Arizona determines that the Company has committed a willful and material breach, the State of Arizona has indicated that it will pursue remedies under the agreement and settlement, which could include initiating civil or criminal actions. The pursuit by the State of Arizona of remedies under the agreement and settlement could have a material adverse effect on our business, financial condition or results of operations. See also Part I, Item 1A, Risk Factors - “Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators” for more information on this agreement and settlement, including the potential impact on our business.

Regulators worldwide are exercising increasingly closer supervision of money remitters and requiring increasingly greater efforts to ensure compliance. As a result, we are experiencing increasing compliance costs related to verification, transaction approval, disclosure, and reporting requirements, along with other requirements that have had and will continue to have a negative impact on our business, financial condition, and results of operations.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us or our agents or their subagents, including regulations that:

•	prohibit transactions in, to or from certain countries, governments and individuals and entities;

•	impose additional identification, reporting or recordkeeping requirements;

•
limit the types of entities capable of providing money transfer services, impose additional licensing or registration requirements on us, our agents, or their subagents, or impose additional requirements on us with regard to monitoring or oversight of our agents or their subagents;

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became United States federal law in 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The CFPB will create additional regulatory oversight for us. Regulations issued by the CFPB, which we anticipate may become effective in mid-2013, will impact our business in a variety of areas. These include: a requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction disclosures, including the disclosure of third-party fees and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a consumer's request. We have modified certain of our systems, business practices, service offerings or procedures to comply with these regulations. We will face liability for the failure of our money transfer agents to comply with the rules and are implementing additional policies, procedures, and oversight measures designed to assure compliance by our agents. The extent of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. Also, our Business Solutions business in the United States will be subjected to increased regulatory oversight and reporting requirements relating to the foreign exchange derivative products offered to certain of its customers. In addition, our implementation of these requirements could impact our business relationships with banking and other financial institution partners who offer our Business Solutions services. We may also be subject to examination by the CFPB. In addition, rules adopted under the Dodd-Frank Act by other governmental agencies will likely subject certain of our future corporate interest rate and foreign exchange hedging transactions to centralized clearing, margin, and other requirements. For further discussion of the risks associated with the Dodd Frank Act, see Part I, Item 1A, Risk Factors - “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition.”

Foreign Account Tax Compliance Act

We also expect that the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (“FATCA”) will likely result in increased compliance costs. FATCA, which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will require certain of our licensed financial institutions and other entities outside the United States to report to the United States Internal Revenue Service (“IRS”), directly or through foreign government agencies cooperating with the IRS, information about financial transactions made by U.S. taxpayers and could impose withholding, documentation and reporting requirements on such transactions. Full implementation will be phased in over a multi-year period. The additional administrative requirements of FATCA will likely result in increased compliance costs and could have an adverse effect on our business, financial condition, or results of operations. For further discussion of the risks associated with FATCA, see Part I, Item 1A, Risk Factors - “Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.”

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

Privacy and Information Security Regulations

The collection, transfer, disclosure, use and storage of personal information are required to provide our services. These activities are subject to information security standards, data privacy, data breach and related laws and regulations in the United States and other countries. In the United States, data privacy and data breach laws such as the federal Gramm-Leach-Bliley Act and various state laws apply directly to a broad range of financial institutions including money transmitters like Western Union, and indirectly to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission (“FTC”) has an on-going program of investigating the privacy practices of companies and has commenced enforcement actions against many, resulting in multimillion dollar settlements and multi-year agreements governing the settling companies' privacy practices. The FTC and several states have expanded their area of concern to include privacy practices related to mobile applications. Many state laws require us to provide notification to affected individuals, state officers and consumer reporting agencies in the event of a security breach of computer databases or physical documents that contain certain types of non-public personal information and present a risk for unauthorized use.

The collection, transfer, disclosure, use and storage of personal information required to provide our services is subject to data privacy laws outside of the United States, such as laws adopted pursuant to the EU's 95/46 EC Directive of the European Parliament (the “Data Protection Directive”), and individual national and provincial laws throughout the world. In some cases, these laws are more restrictive than the Gramm-Leach-Bliley Act and impose additional duties on companies. These laws, which are not uniform, do one or more of the following: restrict the collection, transfer, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and may give individuals certain rights to prevent the use or disclosure of personal information for secondary purposes such as marketing.

These regulations, laws and industry standards also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines.

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal and state, as well as certain foreign, government agencies when required by law. In recent years, these agencies have increased their requests for such information from Western Union and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing or identity theft. During the same period, there has also been increased public attention regarding the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual's right to privacy - may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

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

Since these subsidiaries do not operate any banking offices in the United States and do not conduct business in the United States except as may be incidental to their activities outside the United States, our Company's affiliation with these subsidiaries does not cause them to be subject to the provisions of the Bank Holding Company Act in the United States.

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

Stored-value services offered by Western Union are subject to United States federal and state laws and regulations, as well as laws and regulations outside of the United States, related to consumer protection, licensing, escheat and money laundering. As we begin offering similar services internationally, those services may be subject to various country laws. These laws are evolving, and the extent to which they apply to Western Union or its consumers is sometimes unclear. While we are unable to determine the full impact that new laws and changing interpretations may have on these services, recent history suggests that new rules may, among other things, broaden our liability for the services and increase the scope of the information that we and our agents must collect, maintain and report about consumers.

Employees and Labor

As of January 31, 2013, our businesses employed approximately 9,000 employees, of which approximately 7,000 employees are located outside of the United States.

Available Information

The Western Union Company is a Delaware corporation and its principal executive offices are located at 12500 East Belford Avenue, Englewood, CO, 80112, telephone (866) 405-5012. The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company's web site, www.westernunion.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Executive Officers of the Registrant

As of February 22, 2013, our executives consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	52	President, Chief Executive Officer and Director
Rajesh K. Agrawal	47	Executive Vice President and President, Western Union Business Solutions
John R. Dye	53	Executive Vice President, General Counsel and Secretary
Paula S. Larson	50	Executive Vice President and Chief Human Resources Officer
Scott T. Scheirman	50	Executive Vice President, Chief Financial Officer
Diane Scott	42	Executive Vice President, Chief Product and Marketing Officer
J. David Thompson	46	Executive Vice President, Global Operations and Chief Information Officer

Hikmet Ersek is our President and Chief Executive Officer (from September 2010) and a member of the Company's Board of Directors (from April 2010). From January 2010 to August 2010, Mr. Ersek served as the Company's Chief Operating Officer. Prior to January 2010, Mr. Ersek served as the Company's Executive Vice President and Managing Director, Europe, Middle East, Africa and Asia Pacific Region from December 2008. From September 2006 to December 2008, Mr. Ersek served as the Company's Executive Vice President and Managing Director, Europe/Middle East/Africa/South Asia. Prior to September 2006, Mr. Ersek held various positions of increasing responsibility with Western Union. Prior to joining Western Union in September 1999, Mr. Ersek was with GE Capital specializing in European payment systems and consumer finance.

Rajesh K. Agrawal is our Executive Vice President (from November 2011) and President, Western Union Business Solutions (from August 2011). Prior to August 2011, Mr. Agrawal served as General Manager, Business Solutions since November 2010, and as Senior Vice President of Finance for Business Units, from August 2010 to November 2010. Previously, Mr. Agrawal served as Senior Vice President of Finance of the Company's Europe, Middle East, and Africa and Asia Pacific regions from July 2008 to August 2010, and as Senior Vice President and Treasurer of Western Union from June 2006 to May 2008. Mr. Agrawal joined Western Union in 2006.

John R. Dye is our Executive Vice President, General Counsel and Secretary. Prior to taking this position in November 2011, Mr. Dye was Senior Vice President, Interim General Counsel and Corporate Secretary of the Federal Home Loan Mortgage Corporation (“FHLMC”) from July 2011. From July 2007 to July 2011, Mr. Dye served as Senior Vice President, Principal Deputy General Counsel Corporate Affairs, of FHLMC. Prior to joining FHLMC, Mr. Dye served as Associate General Counsel at Citigroup Inc. from August 1999 to July 2007, and as Senior Vice President and Senior Counsel at Salomon Smith Barney from 1994 to 1999. Prior to that time, Mr. Dye was an attorney at the law firm of Brown & Wood. Mr. Dye is also Chairman of the Board of the Western Union Foundation.

Paula S. Larson is our Executive Vice President and Chief Human Resources Officer. Prior to taking this position in November 2011, Ms. Larson was Chief Human Resources Officer for Invensys Plc from April 2005 to March 2011. Prior to that time, Ms. Larson held various senior human resources positions at Eaton Corporation and subsidiaries of General Electric Company.

Scott T. Scheirman is our Executive Vice President and Chief Financial Officer. Mr. Scheirman has been the Executive Vice President, Chief Financial Officer since September 2006 and assumed the additional responsibilities of Global Operations from January 2012 through November 2012. In addition, from June 2011 through November 2011, Mr. Scheirman served as interim Chief Human Resources Officer for the Company. Prior to becoming the Executive Vice President, Chief Financial Officer in September 2006, Mr. Scheirman held a variety of positions with increasing responsibility at First Data, including Senior Vice President and Chief Financial Officer for Western Union from 1999 to September 2006. Prior to joining First Data in 1992, Mr. Scheirman was with Ernst & Young LLP.

Diane Scott is our Executive Vice President, Chief Product and Marketing Officer. Prior to taking this position in December 2012, Ms. Scott was our Chief Marketing Officer (from April 2011) and President, Western Union Ventures (from August 2011). Prior to April 2011, Ms. Scott was Senior Vice President, Marketing, Americas since March 2009. From March 2008 to March 2009, Ms. Scott served as Vice President, Marketing Services, and General Manager, Domestic Money Transfer. From March 2007 to March 2008, Ms. Scott served as Vice President, Domestic Money Transfer and Marketing Services, and from January 2005 to March 2007, she served as Vice President and General Manager, Domestic Money Transfer. Ms. Scott joined Western Union in 2001.

J. David Thompson is our Executive Vice President, Global Operations (from November 2012) and Chief Information Officer (from April 2012). Prior to April 2012, Mr. Thompson was Group President, Services & Support and Global CIO of Symantec Corporation since January 2008. From February 2006 to January 2008, Mr. Thompson served as Symantec's Executive Vice President, Chief Information Officer. Prior to joining Symantec, Mr. Thompson was Senior Vice President and Chief Information Officer for Oracle Corporation from January 2005 to January 2006. From August 1995 to January 2005, he was Vice President of Services and Chief Information Officer at PeopleSoft, Inc. Mr. Thompson is a director of CoreSite Realty Corporation.

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

Risks Relating to Our Business and Industry

If consumers' confidence in our business or in traditional money transfer and payment service providers generally deteriorates, our business, financial condition and results of operations could be adversely affected.

Our business is built on consumers' confidence in our brands and our ability to provide fast, reliable money transfer and payment services. Erosion in consumers' confidence in our business, or in traditional money transfer and payment service providers as a means to transfer money, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition and results of operations.

A number of factors could adversely affect consumers' confidence in our business, or in traditional money transfer and payment service providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•
changes or proposed changes in laws or regulations or regulator or judicial interpretation thereof that have the effect of making it more difficult or less desirable for consumers to transfer money using traditional money transfer and payment service providers, including additional customer due diligence, identification, reporting, and recordkeeping requirements;

•	failure of our agents or their subagents to deliver services in accordance with our requirements;

•	reputational concerns resulting from actual or perceived events, including those related to fraud;

•
actions by federal, state or foreign regulators that interfere with our ability to transfer consumers' money reliably, for example, attempts to seize money transfer funds, or limit our ability to or prohibit us from transferring money in certain corridors;

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

The global capital and credit markets have experienced in recent years, and in the future may experience, unprecedented volatility and disruption and we face certain risks relating to such events, including:

•	Demand for our services could soften compared to historical growth rates, including due to low consumer confidence, high unemployment, or reduced global trade.

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

While the global financial and capital markets have stabilized, recent concerns regarding U.S. debt and budget matters and the sovereign debt crisis in Europe have caused increased uncertainty in financial markets. A failure to raise the U.S. debt limit and/or a further downgrade of U.S. debt ratings in the future could result in credit and financial market disruptions, adversely affect our ability to access capital markets on favorable terms and adversely affect our business and our financial results and condition. The impact of the sovereign debt crisis in Europe on financial institutions in Europe and globally could also have an adverse impact on the capital markets generally and on our business and financial results and condition.

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers and a number of other types of service providers, including electronic and Internet providers. Our continued growth depends on our ability to compete effectively in the industry.
Money transfer and global business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include banks, credit unions, automated teller machine providers and operators, card associations, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, web-based services, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges and traditional money transfer companies. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings, and innovation. Our continued growth depends on our ability to compete effectively in these industries. For example, if we fail to price our services appropriately, consumers may not use our services, which could adversely affect our business and financial results. In 2012 our consumer-to-consumer transaction volume in certain key corridors was adversely affected by increasing pricing differentials between our money transfer services and those of some of our competitors, which adversely affected our financial results. In addition, failure to compete on service differentiation could significantly affect our future growth potential and results of operations.
As noted below, many of our agents outside the United States are national post offices. These entities are usually governmental organizations that may enjoy special privileges or protections that could allow them to simultaneously develop their own money transfer businesses. International postal organizations could agree to establish a money transfer network among themselves. Due to the size of these organizations and the number of locations they have, any such network could represent significant competition to us.
We may not realize the anticipated benefits of pricing reductions, which could adversely affect our business.
We have made periodic pricing reductions from time to time in response to competition and to implement our brand investment strategy, which includes better meeting consumer needs, maximizing market opportunities and strengthening our overall competitive positioning. For example, in the fourth quarter of 2012 we implemented pricing reductions in certain key corridors, and we announced that we anticipated continuing these reductions and making additional pricing reductions in 2013. We have made additional pricing reductions in the first quarter of 2013, and we anticipate continuing these reductions and making additional reductions in 2013. Pricing reductions generally reduce margins and adversely affect financial results in the short term, but are done in anticipation that they will result in increased transaction volumes which may lead to increased revenues and operating income in these certain corridors thereafter. However, the anticipated benefits of these pricing reductions may not be realized within a certain time period or at all. If we fail to realize the anticipated benefit of the pricing reductions, our business and financial results could be adversely affected.
Our ability to respond to new and enhanced products and changing industry standards and evolving customer needs or trends poses a challenge to our business.
Our industry is subject to rapid and significant technological changes, with the constant introduction of new and enhanced products and services and evolving industry standards and consumer needs and preferences. Our ability to enhance our current products and services and introduce new products and services that address these changes has a significant impact on our ability to be successful. We actively seek to respond in a timely manner to changes in customer (both consumer and business) needs and preferences, technology advances and new and enhanced products such as technology-based money transfer and Business Solutions payments services, including Internet, phone-based and other mobile money transfer services and prepaid, stored-value and other card-based money transfer services. There can be no guarantee, however, that we will be successful in responding to these challenges. Failure to respond well to these challenges on a timely basis could adversely impact our business, financial condition and results of operations. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternative, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than the model offered by our traditional cash/agent model.

Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition and results of operations.
A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in foreign currencies. Our Business Solutions business provides currency conversion and, in certain countries, foreign exchange hedging services to its customers, further exposing us to foreign currency exchange risk. In order to mitigate these risks, we enter into derivative contracts. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates.
These risks have increased in recent years as concerns rise regarding the ability of certain European countries to continue to service their sovereign debt obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns may cause the value of the euro to fluctuate more widely than in the past and could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. If there is a significant devaluation of the euro and we are unable to hedge our foreign exchange exposure to the euro, the value of our euro-denominated net monetary assets and liabilities would be correspondingly reduced when translated into U.S. dollars for inclusion in our financial statements. Similarly, the re-introduction of certain individual country currencies or the complete dissolution of the euro could adversely affect the value of our euro-denominated net monetary assets and liabilities.

Our foreign exchange risk is greater, and our foreign exchange risk management is heightened, in our Business Solutions business. The significant majority of Business Solutions' revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. If we are unable to obtain offsetting positions, our business, financial condition and results of operations could be adversely affected.

A substantial portion of our revenue is generated outside of the United States and much of the cash and cash equivalents from this business are held by our foreign entities. Repatriating these funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at foreign tax rates that are relatively low compared to our combined federal and state tax rates in the United States. If repatriation of these funds is required or if a change in legislation requires a different tax treatment, our business, financial condition and results of operations could be adversely impacted. For further discussion regarding the risk that our future effective tax rates could be adversely impacted by changes in tax laws, both domestically and internationally, see risk factor “Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense” below.

Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Occasionally agents have been required by their regulators to cease offering our services, see risk factor “Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations and financial condition” below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or our ability to recoup funds that have been advanced to international agents or are held by our subsidiaries and could adversely affect our business, financial condition and results of operations. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

Many of our agents outside the United States are post offices, which are usually owned and operated by national governments. These governments may decide to change the terms under which they allow post offices to offer remittances and other financial services. For example, governments may decide to separate financial service operations from postal operations, or mandate the creation or privatization of a “post bank” or they may require multiple service providers in their network. A government could decide to restrict remittance service to only the national post office. These changes could have an adverse effect on our ability to distribute, offer or price our services in countries that are material to our business.

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

Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. Reduced job opportunities, especially in construction, manufacturing, hospitality, agriculture and retail, or overall weakness in the world's economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions, our results of operations may be adversely affected.

Acquisitions and integration of new businesses create risks and may affect operating results.

We have acquired and may acquire businesses both inside and outside the United States. The acquisition and integration of businesses involve a number of risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company's people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). In addition, the need in some cases to improve regulatory compliance standards is another risk associated with acquiring companies, see “Risks Related to Our Regulatory and Litigation Environment” below. Acquisitions often involve additional or increased risks including, for example:

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

Integrating operations could cause an interruption of, or divert resources from, one or more of our businesses and could result in the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with an acquisition and the integration of the acquired company's operations could have an adverse effect on our business, financial condition and results of operations.

As of December 31, 2012, we had $3,179.7 million of goodwill comprising approximately 34% of our total assets, including $1,947.7 million of goodwill in our Consumer-to Consumer reporting unit and $996.0 million of goodwill in our Business Solutions reporting unit. TGBP represents a significant majority of the goodwill related to the Business Solutions reporting unit. For the Business Solutions reporting unit, a decline in estimated fair value of approximately 10% could occur before triggering an impairment of goodwill. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods. See the “Critical Accounting Policies and Estimates” discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, for more detail.

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

In our Business Solutions business, we are also exposed to credit risk relating to foreign currency forward and option contracts written by us to our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. If a customer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us for the value of these contracts, we may be exposed to the value of an offsetting position with a financial institution counterparty.

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

We collect, transfer and retain consumer, business, employee and agent data as part of our business. These activities are subject to laws and regulations in the United States and other jurisdictions, see risk factor “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition” below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately used or disclosed. We have developed and maintain technical and operational safeguards designed to comply with applicable legal requirements. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or improperly obtain or disclose data about our consumers, business customers, agents and/or employees. Further, because some data is collected and stored by third parties, it is possible that a third party could intentionally or negligently disclose personal data in violation of law. Also, in some jurisdictions we transfer data related to our employees, business customers, consumers, agents and potential employees to third-party vendors in order to perform due diligence and for other reasons. It is possible that a vendor could intentionally or inadvertently disclose such data. Any breach of our security policies or applicable legal requirements resulting in a compromise of consumer, business, employee or agent data could require us to notify impacted individuals, and in some cases regulators, of a possible or actual breach, expose us to regulatory enforcement action, including fines, limit our ability to provide services, subject us to litigation and/or damage our reputation.

Interruptions in our systems or disruptions in our workforce may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of consumers. These systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control or that of our service providers. Further, from time to time, we have been the subject of cyber attacks. These attacks are primarily aimed at interrupting our business or exploiting information security vulnerabilities. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation. Furthermore, disruptions related to cybersecurity have not caused any material disruption to the Company's business, although there can be no assurance that a material breach will not occur in the future. Although we have taken steps to prevent systems disruptions, our measures may not be successful and we may experience problems other than system disruptions. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of which are located outside the United States, could adversely affect our business.

If we are unable to maintain our agent, subagent or global business payments networks under terms consistent with those currently in place, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition and results of operations would be adversely affected.

Most of our Consumer-to-Consumer revenue is derived through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. Transaction volumes at existing agent and subagent locations often increase over time and new agents and their subagents provide us with additional revenue. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent's dissatisfaction with its relationship with us or the revenue derived from that relationship, or an agent's or its subagents' unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements. For example, changes to our compliance-related practices as a result of our agreement and settlement with the State of Arizona and changes to our business model, primarily related to our Vigo and Orlandi Valuta brands, have resulted in the loss of over 7,000 agent locations in Mexico. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest or changes in the economy. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

We rely on our agents' information systems and/or processes to obtain transaction data. If an agent or their subagent loses information, if there is a significant disruption to the information systems of an agent or their subagent, or if an agent or their subagent does not maintain the appropriate controls over their systems, we may experience reputational harm which could result in losses to the Company.

We have relationships with more than 15,000 consumer payments businesses to which our customers can make payments. These relationships are a core component of our global payments services, and we derive a substantial portion of our Consumer-to-Business revenue through these relationships. If we are unable to sign new relationships or maintain our current relationships under terms consistent with those currently in place, our revenue and profit growth rates may be adversely affected.

For example, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enter into or maintain our exclusive arrangements with our current and prospective agents, especially in certain inbound countries. See risk factor “Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations and financial condition” below. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements and in 2012, we entered into a non-exclusive arrangement with our Mexican agent, Elektra del Milenio de C.V. The inability to enter into exclusive arrangements or to maintain our exclusive rights under our contracts could adversely affect our operations, revenue, and operating profit by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

Our business, financial condition and results of operations could be harmed by adverse rating actions by credit rating agencies.

The three major rating services, Standard & Poor's Ratings Services, Moody's Investors Service Inc., and Fitch Inc., recently reduced our credit ratings to BBB+, Baa1, and BBB+, respectively, and placed us on negative outlook. If our credit ratings are further downgraded, or if they are placed under review or continue to have a negative outlook, our business, financial condition and results of operations could be adversely affected and perceptions of our financial strength could be damaged, which could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices. In addition, an adverse credit rating by a rating agency, such as a downgrade or negative outlook, could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, a downgrade below investment grade will increase our interest expense under certain of our notes and any significant downgrade could increase our costs of borrowing money more generally, adversely affecting our business, financial condition and results of operations.

We may not realize all of the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and we may experience disruptions in our workforce as a result of those initiatives.

We have and are currently engaged in actions and activities associated with productivity improvement initiatives and expense reduction measures. We may implement additional initiatives in future periods. While these initiatives are designed to increase productivity and result in cost savings, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from these initiatives or the costs to implement them are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, and results of operations could be adversely affected.

Our ability to remain competitive depends in part on our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims.

The Western Union brand, which is protected by trademark registrations in many countries, is material to our Company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our business. Similar to the Western Union trademark, the Vigo, Orlandi Valuta, Speedpay, Equity Accelerator, Pago Fácil, Western Union Payments, Quick Collect, Quick Pay, Quick Cash, Convenience Pay, Western Union Business Solutions and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

Our intellectual property rights are an important element in the value of our business. Our failure to take appropriate actions against those who infringe upon our intellectual property could adversely affect our business, financial condition and results of operations.

The laws of certain foreign countries in which we do business do not protect intellectual property rights to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings in the United States or in foreign countries could impair our ability to sell our services or license or protect our intellectual property, which could adversely affect our business, financial condition and results of operations.

We have been, are and in the future may be, subject to claims alleging that our technology or business methods infringe intellectual property rights of others, both inside and outside the United States. Unfavorable resolution of these claims could require us to change how we deliver a service, result in significant financial consequences, or both, which could adversely affect our business, financial condition and results of operations.

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

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2012, the total amount of unrecognized tax benefits was a liability of $111.9 million, including accrued interest and penalties, net of related benefits. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows. For example, in 2011, we reached an agreement with the United States Internal Revenue Service (“IRS”) resolving substantially all of the issues related to the restructuring of our international operations in 2003, which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter and requires cash payments to the IRS and various state tax authorities of approximately $190 million, of which $92.4 million was paid in 2012. See the “Capital Resources and Liquidity” discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include our 2005 and pre-Spin-off 2006 taxable periods, and issued its report on October 31, 2012 (“FDC 30-Day Letter”). Furthermore, the IRS completed its examination of our United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 (“WU 30-Day Letter”). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting us, some of which are agreed and some of which are unagreed. We filed our protest on November 28, 2012 related to the unagreed proposed adjustments with the IRS Appeals Division. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, “Income Taxes” for a further discussion of this matter.

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

As of December 31, 2012, we held $1.5 billion in investment securities, substantially all of which are state and municipal debt securities. The majority of this money represents the principal of money transfers sent by consumers and money orders issued by us to consumers in the United States. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. As of December 31, 2012, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Despite those ratings, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling approximately $316.7 million as of December 31, 2012. The fair value of these assets held in the trust are compared to the plan's projected benefit obligation to determine the pension liability of $102.1 million recorded within “Other liabilities” in our Consolidated Balance Sheet as of December 31, 2012. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2012, we had approximately $4.0 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future.

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

Risks Related to Our Regulatory and Litigation Environment

As described under Part I, Item 1, Business, our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states (including licensing requirements), many localities and many other countries and jurisdictions. Laws and regulations to which we are subject include those related to: financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. The failure by us, our agents or their subagents to comply with any such laws or regulations could have an adverse effect on our business, financial condition and results of operations and could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

Our business is subject to a wide range of laws and regulations intended to help detect and prevent money laundering, terrorist financing, fraud and other illicit activity. Failure by us, our agents or their subagents to comply with those laws and regulations or their interpretation and increased costs or loss of business associated with compliance with those laws and regulations could have an adverse effect on our business, financial condition and results of operations.

Our services are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the United States Treasury Department's Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements will increase, perhaps substantially, or our compliance will make it more difficult or less desirable for consumers to use our services, which would have an adverse effect on our revenue and operating profit. Failure, by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, such as the Bribery Act in the United Kingdom, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in virtually every country of the world, we face significant risks associated with FCPA and United Kingdom Bribery Act compliance. Any determination that we have violated these laws could have an adverse effect on our business, financial condition and results of operations.

In addition, our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended, including by the USA PATRIOT Act of 2001 (collectively, the “BSA”), and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”). We have subsidiaries that are subject to banking regulations, primarily those in Brazil and Austria. These subsidiaries are also subject to regulation, examination and supervision by the New York Department of Financial Services. Under the Payment Services Directive (“PSD”) in the European Union (“EU”), which became effective in late 2009, and similar legislation enacted or proposed in other jurisdictions, we have and will increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, and agent oversight and monitoring requirements, which have increased and will continue to increase our costs. These laws could also increase competition in some or all of our areas of service.

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. While we believe our fraud prevention efforts are effective and comply with applicable law, the ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers during economically difficult times, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced could have an adverse effect on our business, financial condition and results of operations.

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business and may change the competitive landscape and adversely affect our financial results. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has and may continue to affect the manner in which we provide our services, see risk factor “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition.” Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States may subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition and results of operations could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties.

For example, our business has been affected and is currently being affected by on-going changes to our compliance procedures related to our agreement and settlement with the State of Arizona. See risk factor “Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators.” Due to regulatory initiatives, we have changed our compliance related practices and business model along the United States and Mexico border, including in the southwestern region of the United States. Such changes have had, and will likely continue to have an adverse effect on our revenue, profit margins, and business operations related to our United States to Mexico and United States to Latin America and the Caribbean corridors.

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

Regulators around the world increasingly look at each other's approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. This includes the interpretation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Similarly, new laws and regulations in a country, state or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any one new law or regulation are magnified by the potential they have to be replicated, affecting our business in another place or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees and other important aspects of our business, with the same effect. Either of these eventualities could materially and adversely affect our business, financial condition and results of operations.

Our agents' or their subagents' failure to comply with federal and state laws and regulations as well as laws and regulations outside the United States could have an adverse effect on our business, financial condition and results of operations.

Any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition and results of operations.

For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents with the PSD when they are acting on behalf of one of our payments institution subsidiaries. The majority of our EU business is managed through our PSD subsidiaries. Thus, the risk of adverse regulatory action against Western Union because of actions by its agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The Consumer Financial Protection Bureau (the “CFPB”) created by the Dodd-Frank Act is expected to issue amendments to the final regulations implementing the remittance provisions of the Dodd-Frank Act, which may be effective by mid-2013. The Dodd-Frank Act will impose responsibility on us for any related compliance failures of our agents and their subagents.

The changes associated with the PSD, the Dodd-Frank Act and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased costs to comply with the new requirements, or in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition and results of operations. Additional countries may adopt similar legislation.

Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

Our agents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. A material change in the regulatory requirements for offering money transfer services, including with respect to anti-money laundering requirements, fraud prevention, customer due diligence, agent registration, or increased requirements to monitor our agents or their subagents in a jurisdiction important to our business could mean increased costs and/or operational demands on our agents and their subagents, which could result in their attrition, a decrease in the number of locations at which money transfer services are offered, an increase in the commissions paid to agents and their subagents to compensate for their increased costs, and other negative consequences. For example, changes to our compliance-related practices as a result of our agreement and settlement with the State of Arizona and changes to our business model, primarily related to our Vigo and Orlandi Valuta brands, have resulted in the loss of over 7,000 agent locations in Mexico. The regulatory status of our agents could affect their ability to offer our services. For example, we and our agents are considered Money Service Businesses, or “MSBs,” under the BSA. An increasing number of banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. Furthermore, some of our agents and our businesses have had difficulty establishing or maintaining banking relationships due to the banks' policies. If a significant number of our agents or businesses are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services.

The types of enterprises that are legally authorized to act as our agents vary significantly from one country to another. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents. For example, a requirement that a money transfer provider be a bank or other highly regulated financial entity could increase significantly the cost of providing our services in many countries where that requirement does not exist today or could prevent us from offering our services in an affected country. Further, any changes in law that would require us to provide directly the money transfer services to consumers as opposed to through an agent network (which would effectively change our business model) or that would prohibit or impede the use of subagents could significantly adversely impact our ability to provide our services, and/or the cost of our services, in the relevant jurisdiction. Changes mandated by laws which make Western Union responsible for acts of its agents while they are providing the Western Union money transfer service increase our risk of regulatory liability and our costs to monitor our agents' performance.

Although most of our Orlandi Valuta and Vigo branded agents are not exclusive, most of our Western Union branded agents offer our services on an exclusive basis - that is, they have agreed by contract not to provide any non-Western Union branded money transfer services. While we expect to continue signing agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Recently, several countries in Eastern Europe, the Commonwealth of Independent States, Africa and South Asia, including India, have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions. In addition to legal challenges, certain of our agents and their subagents have refused to enter into exclusive arrangements. See risk factor “If we are unable to maintain our agent, subagent or global business payments networks under terms consistent with those currently in place, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition and results of operations would be adversely affected” above.

Upon implementation of the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (“FATCA”), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, certain of our licensed financial institutions and other entities outside the United States will be required to report to the IRS, directly or through foreign government agencies cooperating with the IRS, information about financial transactions made by U.S. taxpayers and could be required to impose withholding, documentation and reporting requirements on such transactions. Full implementation of FATCA will be phased in over a multi-year period. The additional administrative requirements of FATCA will likely result in increased compliance costs and could have an adverse effect on our business, financial condition, or results of operations.

Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators.

On February 11, 2010, we signed an agreement and settlement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2010), which resolved all outstanding legal issues and claims with the State of Arizona and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The agreement and settlement also required us to make payments to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, we have made and expect to make certain investments in and enhancements to our compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. On January 23, 2013, the monitor announced his intention to resign. A replacement monitor has been identified and is subject to court appointment. The costs of the investments in our programs and for the monitor pursuant to the agreement and settlement were expected to be $23 million over the period from signing through 2013; however, actual costs incurred have exceeded this amount. In addition, in the fourth quarter of 2012, our Business Solutions business was included in the scope of the monitor's review. Including the costs required pursuant to the agreement and settlement, the Company has spent over $40 million since 2010 on its compliance programs along the United States and Mexico border. We are considering entering into an extension of the term of the agreement and settlement or another arrangement with the State of Arizona, either of which would require the approval of the State of Arizona and could have further adverse effects on our business, including additional costs. The monitor has made a number of recommendations related to our compliance programs. While the Company has devoted significant time and resources to these efforts, it is expected that not every recommendation of the monitor will be fully implemented within the required timeframe ending on July 31, 2013. If the Company is not able to negotiate an extension of the agreement and settlement or other arrangement and the State of Arizona determines that the Company has committed a willful and material breach, the State of Arizona has indicated that it will pursue remedies under the agreement and settlement, which could include initiating civil or criminal actions. The pursuit by the State of Arizona of remedies under the agreement and settlement could have a material adverse effect on our business, financial condition or results of operations.

We are in the process of making or have made certain changes to our compliance program for transactions from the United States to Mexico and the Latin America and the Caribbean region, including:

•	revisions to agent agreements to increase our ability to oversee the compliance of our agents and their subagents;

•	reduced thresholds at which our consumers are required to provide identification for transactions from certain states along the United States southwest border; and

•	enhancement of our information systems including migrating customer information for our Orlandi Valuta and Vigo brands onto our Western Union database and migrating to a standard point of sale system.

Such changes have had, and will likely continue to have adverse effects on our business, primarily our United States to Mexico business and our United States to Latin America and the Caribbean business. Such adverse effects include fewer transactions and lower revenue, increased compliance costs, loss of agents, and a less desirable customer experience. Any additional changes that we elect or are required to make in the United States to Mexico and the United States to Latin America and the Caribbean corridors, or similar changes that we may elect or be required to make in other corridors or for our other services, could have a material adverse effect on our business, financial condition or results of operations.

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

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California (“USAO”) seeking documents relating to Shen Zhou International (“US Shen Zhou”), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering compliance policies and procedures. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition.

The Dodd-Frank Act, which became law in the United States on July 21, 2010, calls for significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The CFPB will create additional regulatory oversight for us. The Dodd-Frank Act and actions by the CFPB could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, impacting the value of our assets, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make our products less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business.

The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act, which we anticipate may become effective in mid-2013, will impact our business in a variety of areas. These include: a requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction disclosures, including the disclosure of third-party fees and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a consumer's request. In addition, these regulations will impose responsibility on us for any related compliance failures of our agents. These requirements and other potential changes under CFPB regulations could adversely affect our operations and financial results and change the way we operate our business.

We may also be subject to examination by the CFPB, which has initiated a rulemaking process to define “larger participants of a market for other consumer financial products or services.” Companies that are included in a final rule will be subject to direct supervision by the CFPB, which may involve providing reports to the CFPB and being examined by the CFPB. The scope, frequency, and details of these reports and examinations are still being developed by the CFPB. In addition, the CFPB has broad authority to enforce consumer financial laws. In July 2011, many consumer financial protection functions formerly assigned to the federal banking agency and other agencies were transferred to the CFPB. The CFPB has a large staff and budget, which is not subject to Congressional appropriation, and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB's authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB's authority to limit or ban pre-dispute arbitration clauses.

Furthermore, rules adopted under the Dodd-Frank Act by other governmental agencies will likely subject certain of our future corporate interest rate and foreign exchange hedging transactions to centralized clearing, margin, and other requirements. Also, our Business Solutions business in the United States will be subjected to increased regulatory oversight and reporting requirements relating to the foreign exchange derivative products offered to certain of its customers. Our implementation of these requirements could impact our business relationships with banking and other financial institution partners who offer our Business Solutions services. In addition, the Dodd-Frank Act establishes a Financial Stability Oversight Counsel that is authorized to designate as “systemically important” non-bank financial companies and payment systems, which will become subject to new regulation and regulatory supervision. If we were designated as “systemically important,” the additional regulatory and supervisory requirements could result in costly new compliance burdens that could negatively impact our business.

The effect of the Dodd-Frank Act and the CFPB on our business and operations will be significant, in part because some of the Dodd-Frank Act's implementing regulations have not been issued and the function and scope of the CFPB, the reactions of our competitors and the responses of consumers and other marketplace participants are uncertain. In addition, the application of the Dodd-Frank Act's implementing regulations to our business may differ from the application to certain of our competitors, including banks.

Western Union has been the subject of class-action litigation, and remains the subject of other litigation.

Western Union has been the subject of class-action litigation in the United States, alleging that its foreign exchange rate disclosures failed to adequately inform consumers about the revenue that Western Union and its agents derive from international remittances. These suits were all settled in or before 2004, without an admission of liability, and we have made changes in our advertising and consumer forms. Future litigation may require that we modify our disclosures or our practices further. These modifications could be costly to implement, restrict our ability to advertise or promote our services, limit the amount of our foreign exchange income and/or change our consumers' behavior.

In addition, as a company that provides global financial services primarily to consumers, we could be subject to future class-action lawsuits, other litigation or regulatory action alleging violations of consumer protection or other laws. We also are subject to claims asserted by consumers based on individual transactions.

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that we use the unredeemed funds to generate income until the funds are escheated to state governments. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. The settlement agreement, which is subject to the Court's final approval, would result in a substantial amount of the settlement proceeds to be paid from the Company's existing related unclaimed property liabilities. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies.”

Additional civil actions or any criminal actions could adversely affect our business, financial condition and results of operations.

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

We are subject to requirements relating to privacy and data use and security under federal, state and foreign laws. For example, the United States Federal Trade Commission has an on-going program of investigating the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies' privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future privacy and data use and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to certain United States federal, state and local, as well as certain foreign government agencies when required or permitted by law. In recent years, these agencies have increased their requests for such information from us and other companies (both financial service providers and others), particularly in connection with efforts to prevent terrorist financing. During the same period, there has also been increased public attention regarding the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual's right to privacy - may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.

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

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We have substantial indebtedness as of December 31, 2012, which could make it more difficult to meet these requirements if such requirements are increased. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of settlement assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as settlement assets or these regulators could require our regulated subsidiaries to maintain higher levels of settlement assets. For example, we have seen increased scrutiny from government regulators regarding the sufficiency of our capitalization and the appropriateness of our investments held in order to comply with state and other licensing requirements. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

First Data received a private letter ruling from the IRS to the effect that the Spin-off (including certain related transactions) qualifies as a tax-free transaction to First Data, us and First Data stockholders for United States federal income tax purposes under sections 355, 368 and related provisions of the Internal Revenue Code, assuming, among other things, the accuracy of the representations made by First Data to the IRS in the private letter ruling request. If the factual assumptions or representations made in the private letter ruling request were determined to be untrue or incomplete, then First Data and ourselves would not be able to rely on the ruling.

The Spin-off was conditioned upon First Data's receipt of an opinion of Sidley Austin LLP, counsel to First Data, to the effect that, with respect to requirements on which the IRS did not rule, those requirements would be satisfied. The opinion was based on, among other things, certain assumptions and representations as to factual matters made by First Data and us which, if untrue or incomplete, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.

If, notwithstanding receipt of the private letter ruling and opinion of tax counsel, the Spin-off were determined to be a taxable transaction, each holder of First Data common stock who received shares of our common stock in connection with the Spin-off would generally be treated as receiving a taxable distribution in an amount equal to the fair value of our common stock received. First Data would recognize taxable gain equal to the excess of the fair value of the consideration received by First Data in the contribution over First Data's tax basis in the assets contributed to us in the contribution. If First Data were unable to pay any taxes for which it is responsible under the tax allocation agreement, the IRS might seek to collect such taxes from Western Union.

Even if the Spin-off otherwise qualified as a tax-free distribution under section 355 of the Internal Revenue Code, the Spin-off may result in significant United States federal income tax liabilities to First Data if 50% or more of First Data's stock or our stock (in each case, by vote or value) is treated as having been acquired, directly or indirectly, by one or more persons as part of a plan (or series of related transactions) that includes the Spin-off. For purposes of this test, any acquisitions, or any understanding, arrangement or substantial negotiations regarding an acquisition, within two years before or after the Spin-off are subject to special scrutiny.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Properties and Facilities

As of December 31, 2012, we have offices in nearly 60 countries, which includes five owned facilities and approximately 25 United States and 400 international leased properties. Our owned facilities include our corporate headquarters located in Englewood, Colorado.

Our owned and leased facilities are used for operational, sales and administrative purposes in support of our Consumer-to-Consumer, Consumer-to-Business, and Business Solutions segments and are all currently being utilized. In certain locations, our offices include customer service centers, where our employees answer operational questions from agents and customers. Our office in Dublin, Ireland serves as our international headquarters.

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our facility requirements and may acquire new facilities and update existing facilities to meet the needs of our business or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.  LEGAL PROCEEDINGS

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California (“USAO”) seeking documents relating to Shen Zhou International (“US Shen Zhou”), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering compliance policies and procedures. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 4,447 stockholders of record as of February 15, 2013. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock		Dividends
	Market Price		Declared
	High	Low	per Share
2012
First Quarter	$19.82	$16.99	$0.10
Second Quarter	18.68	15.79	0.10
Third Quarter	19.14	16.32	0.10
Fourth Quarter	18.60	11.93	0.125
2011
First Quarter	$22.03	$18.39	$0.07
Second Quarter	21.88	19.22	0.08
Third Quarter	20.54	15.00	0.08
Fourth Quarter	18.48	14.55	0.08

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2012:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 1 - 31	2,136,374	$17.20	2,121,000	$707.8
November 1 - 30	14,711,285	12.58	14,706,467	$522.8
December 1 - 31	9,937,168	13.05	9,897,365	$393.6
Total	26,784,827	$13.12	26,724,832
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On October 30, 2012, the Board of Directors authorized $550 million of common stock repurchases through December 31, 2013, of which $393.6 million remains available as of December 31, 2012. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, “Stock Compensation Plans” for information related to our equity compensation plans.

Dividend Policy

During 2012, the Board of Directors declared quarterly cash dividends of $0.125 per common share payable on December 31, 2012, and $0.10 per common share payable on October 8, 2012, June 29, 2012 and March 30, 2012. During 2011, the Board of Directors declared quarterly cash dividends of $0.08 per common share payable on December 30, 2011, October 7, 2011 and June 30, 2011, and $0.07 per common share payable on March 31, 2011. The declaration and amount of future dividends will be determined by the Board of Directors and will depend on our financial condition, earnings, capital requirements, regulatory constraints, industry practice and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends in future periods will be dependent on our receiving dividends from our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends may be restricted.

On February 21, 2013, the Board of Directors declared a quarterly cash dividend of $0.125 per share payable on March 29, 2013.

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

	Year Ended December 31,
(in millions, except per share data)	2012	2011	2010	2009	2008
Statements of Income Data:
Revenues (a)	$5,664.8	$5,491.4	$5,192.7	$5,083.6	$5,282.0
Operating expenses (b) (c)	4,334.8	4,106.4	3,892.6	3,800.9	3,927.0
Operating income (a) (b) (c)	1,330.0	1,385.0	1,300.1	1,282.7	1,355.0
Interest income (d)	5.5	5.2	2.8	9.4	45.2
Interest expense (e)	(179.6)	(181.9)	(169.9)	(157.9)	(171.2)
Other income/(expense), net, excluding interest income and interest expense (f)	12.9	66.3	12.2	(2.7)	9.7
Income before income taxes (a) (b) (c) (d) (e) (f)	1,168.8	1,274.6	1,145.2	1,131.5	1,238.7
Net income (a) (b) (c) (d) (e) (f) (g)	1,025.9	1,165.4	909.9	848.8	919.0
Depreciation and amortization	246.1	192.6	175.9	154.2	144.0
Cash Flow Data:
Net cash provided by operating activities (h)	1,185.3	1,174.9	994.4	1,218.1	1,253.9
Capital expenditures (i)	(268.2)	(162.5)	(113.7)	(98.9)	(153.7)
Common stock repurchased (j)	(766.5)	(803.9)	(581.4)	(400.2)	(1,314.5)
Earnings Per Share Data:
Basic (a) (b) (c) (d) (e) (f) (g) (j)	$1.70	$1.85	$1.37	$1.21	$1.26
Diluted (a) (b) (c) (d) (e) (f) (g) (j)	$1.69	$1.84	$1.36	$1.21	$1.24
Cash dividends to stockholders per common share (k)	$0.425	$0.31	$0.25	$0.06	$0.04
Key Indicators (unaudited):
Consumer-to-Consumer transactions (l)	230.98	225.79	213.74	196.11	188.11

	As of December 31,
(in millions)	2012	2011	2010	2009	2008
Balance Sheet Data:
Settlement assets	$3,114.6	$3,091.2	$2,635.2	$2,389.1	$1,207.5
Total assets	9,465.7	9,069.9	7,929.2	7,353.4	5,578.3
Settlement obligations	3,114.6	3,091.2	2,635.2	2,389.1	1,207.5
Total borrowings	4,029.2	3,583.2	3,289.9	3,048.5	3,143.5
Total liabilities	8,525.1	8,175.1	7,346.5	6,999.9	5,586.4
Total stockholders' equity/(deficiency)	940.6	894.8	582.7	353.5	(8.1)
____________

(a)
Revenue for the years ended December 31, 2012 and 2011 included $238.5 million and $35.2 million, respectively, of revenue related to Travelex Global Business Payments (“TGBP”), which was acquired in November 2011. Revenue for the years ended December 31, 2010 and 2009 included $111.0 million and $30.8 million, respectively, of revenue related to the Custom House Ltd. (“Custom House”) acquisition in September 2009. TGBP and Custom House have subsequently been rebranded to “Western Union Business Solutions.”

(b)
Operating expenses for the years ended December 31, 2011 and 2010 included $46.8 million and $59.5 million of restructuring and related expenses, respectively, associated with a restructuring plan designed to reduce overall headcount and migrate positions from various facilities, primarily within the United States and Europe, to regional operating centers. Operating expenses for the year ended December 31, 2008 included $82.9 million of restructuring and related expenses associated with the closure of our facilities in Missouri and Texas and other reorganization plans. No restructuring and related expenses were incurred during 2012 or 2009.

(c)
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

(d)	Interest income consists of interest earned on cash balances not required to satisfy settlement obligations and in connection with loans previously made to certain existing agents.

(e)	Interest expense primarily relates to our outstanding borrowings.

(f)
In 2011, we recognized gains of $20.5 million and $29.4 million, in connection with the remeasurement of our former equity interests in Finint, S.r.l. and Angelo Costa, S.r.l., respectively, to fair value. These equity interests were remeasured in conjunction with our purchases of the remaining interests in these entities that we previously did not hold. Additionally, in 2011, we recognized a $20.8 million net gain on foreign currency forward contracts entered into in order to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition. In 2009, given the increased uncertainty, at that time, surrounding the numerous third-party legal claims associated with our receivable from the Reserve International Liquidity Fund, Ltd., we reserved $12.0 million representing the estimated impact of a pro-rata distribution. In 2010, we recorded a recovery of this reserve of $6.3 million due to the final settlement of this receivable.

(g)
In December 2011, we reached an agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we recognized a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter.

(h)
Net cash provided by operating activities was impacted during the year ended December 2012 by tax payments of $92.4 million made as a result of the IRS Agreement. Net cash provided by operating activities decreased during the year ended December 31, 2010, primarily due to a $250 million tax deposit made relating to United States federal tax liabilities, including those arising from our 2003 international restructuring, which were previously accrued in our consolidated financial statements. Also impacting net cash provided by operating activities during the year ended December 31, 2010 were cash payments of $71.0 million related to the agreement and settlement with the State of Arizona and other states.

(i)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.

(j)
On October 30, 2012, the Board of Directors authorized $550 million of common stock repurchases through December 31, 2013, of which $393.6 million remains available as of December 31, 2012. During the years ended December 31, 2012, 2011, 2010, 2009 and 2008, we repurchased 51.0 million, 40.3 million, 35.6 million, 24.8 million and 58.1 million shares, respectively.

(k)
During 2012, the Board of Directors declared quarterly cash dividends of $0.125 per common share in the fourth quarter and $0.10 per common share in each of the first three quarters. During 2011, the Board of Directors declared quarterly cash dividends of $0.08 per common share in each of the last three quarters and $0.07 per common share in the first quarter. During 2010, the Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters. During the fourth quarter of 2009, the Board of Directors declared an annual cash dividend of $0.06 per common share. During the fourth quarter of 2008, the Board of Directors declared an annual cash dividend of $0.04 per common share.

(l)	Consumer-to-Consumer transactions include Western Union, Vigo and Orlandi Valuta branded Consumer-to-Consumer money transfer services worldwide.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See “Risk Factors” and “Forward-looking Statements.”

Overview

We are a leading provider of money movement and payment services, operating in three business segments:

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

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. This segment consists of United States bill payments, Pago Fácil (bill payments in Argentina), and international bill payments. The significant majority of the segment's revenue was generated in the United States during all periods presented.

•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment's business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. Travelex Global Business Payments (“TGBP”), which was acquired in November 2011, is included in this segment.

All businesses that have not been classified in the above segments are reported as “Other” and include our money order, prepaid services, mobile money transfer, and other businesses and services, in addition to costs for the investigation and closing of acquisitions and represented 2% of consolidated revenue during the years ended December 31, 2012, 2011 and 2010.
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

Significant Financial and Other Highlights

Significant financial and other highlights for the year ended December 31, 2012 included:

•
We generated $5,664.8 million in total consolidated revenues compared to $5,491.4 million in the prior year, representing a year-over-year increase of 3%. The acquisition of TGBP contributed approximately 4% of consolidated revenue growth.

•
We generated $1,330.0 million in consolidated operating income compared to $1,385.0 million in the prior year, representing a decrease of 4%. The current year results include $42.8 million of integration expenses resulting from the acquisition of TGBP and $30.9 million of expenses related to productivity and cost-savings initiatives. The prior year results include $46.8 million of restructuring and related expenses and $4.8 million of TGBP integration expenses. For additional information on TGBP integration and restructuring and related expenses, refer to “Operating expenses overview.”

•
Our operating income margin was 23% during the year ended December 31, 2012, compared to 25% in the prior year. The current year results include TGBP integration expenses; investments in our strategic initiatives, including westernunion.com; increased compliance program costs; and productivity and cost-savings initiatives expenses. The prior year results include the restructuring and related expenses and TGBP integration expenses, as mentioned above.

•
Our effective tax rates were 12.2%, 8.6% and 20.5% for the years ended December 31, 2012, 2011 and 2010, respectively. The significant decrease in our effective tax rate for the years ended December 31, 2012 and 2011 is primarily due to an agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to our restructuring of our international operations in 2003. We continue to benefit from a significant proportion of our profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. For the years ended December 31, 2012, 2011 and 2010, 92%, 67% and 87% of our pre-tax income was derived from foreign sources, respectively. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

•
Consolidated net income was $1,025.9 million and $1,165.4 million for the years ended December 31, 2012 and 2011, respectively, representing a year-over-year decrease of 12%. Results for 2012 include $30.7 million and $20.2 million of TGBP integration and productivity and cost-savings initiatives expenses, net of tax, respectively. The prior year results include a $204.7 million tax benefit related to the adjustment of reserves associated with the IRS Agreement. Results for 2011 include $32.0 million and $3.1 million in restructuring and related expenses and TGBP integration expenses, net of tax, respectively. In addition, for 2011, we recognized gains of $12.7 million and $18.3 million, net of tax, related to our acquisitions of Finint S.r.l (“Finint”) and Angelo Costa S.r.l (“Costa”), respectively, and $13.5 million, net of tax, related to foreign currency forward contracts entered into to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition.

•
Our consumers transferred $79 billion and $81 billion in Consumer-to-Consumer principal for the years ended December 31, 2012 and 2011, respectively, of which $71 billion and $73 billion related to cross-border principal, respectively, which represented a decrease of 2% and 3%, respectively, in Consumer-to-Consumer principal and cross-border principal over the prior year.

•
Consolidated cash flows provided by operating activities were $1,185.3 million and $1,174.9 million for the years ended December 31, 2012 and 2011, respectively. Cash flows provided by operating activities for the year ended December 31, 2012 were impacted by tax payments of $92.4 million made as a result of the IRS Agreement.

Our key strategic priorities are focused on:

•
Strengthening consumer money transfer - We are implementing key actions in an effort to drive renewed growth in our consumer money transfer business, including: improving the consumer value proposition by making pricing investments in key corridors and enhancing services and the consumer experience; continuing to expand the digital and electronic account based money transfer channels; and further expanding our agent network. We began to implement increased strategic fee reductions and actions to adjust foreign exchange spreads in certain key corridors in the fourth quarter of 2012. We continued such increased fee reductions and actions in the first quarter of 2013 and anticipate further fee reductions and foreign exchange actions in 2013. Fee reductions and foreign exchange actions were approximately 1% of revenue for full year 2012. These actions are expected to increase to approximately 5% of total revenue for full year 2013, if all actions are implemented as contemplated. We also plan to continue connecting the cash and digital worlds for our consumers. Digital and electronic account based money transfer channels delivered strong growth and new customer acquisition in 2012, and actions are planned to accelerate usage in 2013 through added capabilities, enhanced value propositions, and expanded reach.

•
Driving growth in customers and usage in Western Union Business Solutions - In Western Union Business Solutions, we are working to increase product offerings, expand to new markets, and improve sales force effectiveness to drive new customer acquisition and growth opportunities with existing customers.

•	Generating and deploying cash flow for shareholders - We currently anticipate continuing to return capital to our shareholders in 2013 through dividends and share repurchases.

Significant factors affecting our financial condition and results of operations include:

•
Transaction volume - Transaction volume is the primary generator of revenue in our businesses. Transaction volume in our Consumer-to-Consumer segment is affected by, among other things, the size of the international migrant population, individual needs to transfer funds, and global and regional economic trends. For more information, refer to the Consumer-to-Consumer segment discussion below.

•
Competition - We continue to face robust competition in each of our segments. In the year ended December 31, 2012, competitive pressures, including with respect to pricing in certain key corridors, adversely impacted our Consumer-to-Consumer segment.

•
Consumer Value Proposition - Revenue is also impacted by our overall value proposition, including with respect to our consumer experience, the fees we charge consumers, the principal sent per transaction and the variance in the exchange rate set by us to the customer and the rate at which we or our agents are able to acquire the currency.

•
Regulatory Compliance - Our services are subject to an increasingly strict set of legal and regulatory requirements. The number and complexity of regulations around the world and the pace at which regulation is changing are factors that pose significant challenges to our business. We have made, and continue to make, enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity. These and other enhancements have resulted in, and in coming quarters we expect them to continue to result in, changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations. See “Operating Expense Overview - Enhanced Regulatory Compliance” for more information.

•
Cost Structure - As described earlier, in the fourth quarter of 2012, we began implementing additional initiatives to improve productivity and reduce costs. We expect to implement additional productivity and cost-savings initiatives throughout 2013, and we expect to incur approximately $45 million of expenses related to these initiatives in 2013. These initiatives are expected to result in approximately $30 million of estimated cost savings in 2013 and approximately $45 million of estimated cost savings in 2014, if all actions are implemented as contemplated. Much of our cost structure is comprised of agent commissions, which are generally variable and fluctuate as revenues fluctuate. However, we expect agent commissions as a percentage of revenue to increase in 2013 primarily due to the renewal of certain strategic agent agreements. We also expect to increase expenses in 2013 related to investments to support initiatives to continue expanding the digital and account based electronic channels for money transfers for consumers and to increase product offerings. In addition, we expect increased expenses related to compliance program costs.

•
Exchange Rates - Fluctuations in the exchange rate between the United States dollar and other currencies impact our transaction fee and foreign exchange revenue. The impact to earnings per share is less than the revenue impact due to the translation of expenses and our foreign currency hedging program.

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

Components of Revenues and Expenses

The following briefly describes the components of revenues and expenses as presented in the Consolidated Statements of Income. Descriptions of our revenue recognition policies are included in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies” in our Consolidated Financial Statements.

Transaction fees - Transaction fees are fees that consumers pay when they send money or make payments. Consumer-to-Consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent and received. Transaction fees represented 74% of our total consolidated revenues for the year ended December 31, 2012.

Foreign exchange revenues - In certain Consumer-to-Consumer money transfer and Business Solutions payment transactions involving different currencies, we generate revenues based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency. In our Consumer-to-Consumer business, foreign exchange revenue is primarily driven by international Consumer-to-Consumer cross-currency transactions. Also, as a result of the acquisition of TGBP, our foreign exchange revenues have increased. Foreign exchange revenues represented 24% of our total consolidated revenues for the year ended December 31, 2012.

Other revenues - Other revenues primarily consist of investment income primarily derived from interest generated on Consumer-to-Consumer money transfer, money order and payment services settlement assets as well as realized net gains and losses from such assets, and fees we receive in connection with the sale of money orders. Other revenues represented 2% of our total consolidated revenue for the year ended December 31, 2012.

Cost of services - Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services, and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services.

Selling, general and administrative - Selling, general and administrative primarily consists of salaries, wages and related expenses paid to sales and administrative personnel, as well as certain advertising and promotional costs and other selling and administrative expenses.

Interest income - Interest income consists of interest earned on cash balances not required to satisfy settlement obligations and in connection with loans previously made to certain existing agents.

Interest expense - Interest expense represents interest incurred in connection with outstanding borrowings, including applicable amounts associated with interest rate swaps.

Derivative gains/(losses), net - Represents the portion of the change in fair value of foreign currency accounting hedges that is excluded from the measurement of effectiveness, which includes (a) differences between changes in forward rates and spot rates and (b) gains or losses on the contract and any offsetting positions during periods in which the instrument is not designated as a hedge. We also include in this line item changes in the fair value of derivative contracts, consisting of forward contracts with maturities of less than one year entered into to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies. Although the majority of changes in the value of our hedges are deferred in accumulated other comprehensive income or loss until settlement (i.e., spot rate changes), the remaining portion of changes in value are recognized in income as they occur. Derivative gains and losses do not include fluctuations in foreign currency forward contracts intended to mitigate exposures on settlement activities of our Consumer-to-Consumer money transfer business or on certain foreign currency denominated cash positions. Gains and losses associated with those foreign currency forward contracts are included in “Selling, general and administrative expenses.” Derivative gains and losses also do not include fluctuations in foreign currency forward and option contracts used in our Business Solutions payments operations. The impact of these contracts is classified within “Foreign exchange revenues” in the Consolidated Statements of Income.

Other income, net - Other income, net is comprised primarily of equity earnings from equity method investments and miscellaneous income and expenses. Other income, net also includes gains on revaluation of equity interests.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2012 compared to the same period in 2011 and the year ended December 31, 2011 compared to the same period in 2010. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated.

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

The following table sets forth our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010.

				% Change
	Year Ended December 31,			2012	2011
(in millions, except per share amounts)	2012	2011	2010	vs. 2011	vs. 2010
Revenues:
Transaction fees	$4,210.0	$4,220.2	$4,055.3	—%	4%
Foreign exchange revenues	1,332.7	1,151.2	1,018.8	16%	13%
Other revenues	122.1	120.0	118.6	2%	1%
Total revenues	5,664.8	5,491.4	5,192.7	3%	6%
Expenses:
Cost of services	3,194.2	3,102.0	2,978.4	3%	4%
Selling, general and administrative	1,140.6	1,004.4	914.2	14%	10%
Total expenses	4,334.8	4,106.4	3,892.6	6%	5%
Operating income	1,330.0	1,385.0	1,300.1	(4)%	7%
Other income/(expense):
Interest income	5.5	5.2	2.8	6%	86%
Interest expense	(179.6)	(181.9)	(169.9)	(1)%	7%
Derivative gains/(losses), net	0.5	14.0	(2.5)	(96)%	*
Other income, net	12.4	52.3	14.7	(76)%	*
Total other expense, net	(161.2)	(110.4)	(154.9)	46%	(29)%
Income before income taxes	1,168.8	1,274.6	1,145.2	(8)%	11%
Provision for income taxes	142.9	109.2	235.3	31%	(54)%
Net income	$1,025.9	$1,165.4	$909.9	(12)%	28%
Earnings per share:
Basic	$1.70	$1.85	$1.37	(8)%	35%
Diluted	$1.69	$1.84	$1.36	(8)%	35%
Weighted-average shares outstanding:
Basic	604.9	630.6	666.5
Diluted	607.4	634.2	668.9
____________

*	Calculation not meaningful

Revenues overview

The majority of transaction fees and foreign exchange revenues were contributed by our Consumer-to-Consumer segment for all periods presented, which is discussed in greater detail in “Segment Discussion.”

2012 compared to 2011

Consolidated revenue increased 3% during the year ended December 31, 2012 due to the acquisition of TGBP, which contributed approximately 4% to consolidated revenue growth for the period, and Consumer-to-Consumer transaction growth of 2%, partially offset by the strengthening of the United States dollar compared to most other foreign currencies and slight price reductions. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 2% in the year ended December 31, 2012.

Foreign exchange revenues increased for the year ended December 31, 2012 compared to the same period in 2011 primarily due to the acquisition of TGBP.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the year ended December 31, 2012 of $93.8 million over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

2011 compared to 2010

Consolidated revenue increased 6% during the year ended December 31, 2011 due to Consumer-to-Consumer transaction growth and the weakening of the United States dollar compared to most other foreign currencies, which positively impacted revenue, offset by slight price reductions. The weakening of the United States dollar compared to most other foreign currencies positively impacted revenue growth by approximately 1% in the year ended December 31, 2011. The acquisition of TGBP contributed approximately 1% to consolidated revenue growth for the year ended December 31, 2011.

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

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar resulted in a benefit to transaction fees and foreign exchange revenues for the year ended December 31, 2011 of $38.0 million over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

Operating expenses overview

TGBP integration expenses

During the years ended December 31, 2012 and 2011, we incurred $42.8 million and $4.8 million, respectively, of integration expenses related to the acquisition of TGBP. TGBP was acquired on November 7, 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition. In 2013, we expect to incur additional integration expenses resulting from the acquisition of TGBP.

Restructuring and related activities

On May 25, 2010 and as subsequently revised, our Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce our overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. As of September 30, 2011, we had incurred all of the expenses related to this Restructuring Plan. Total expense incurred under the Restructuring Plan for the period from May 25, 2010 through December 31, 2011 was $106 million, consisting of $75 million for severance and employee related benefits, $5 million for facility closures, including lease terminations, and $26 million for other expenses. Included in these expenses are $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. Total cost savings of approximately $70 million and $55 million were generated in 2012 and 2011, respectively.

There were no restructuring and related expenses incurred during the year ended December 31, 2012, but for the years ended December 31, 2011 and 2010, restructuring and related expenses of $10.6 million and $15.0 million, respectively, are classified within “Cost of services” and $36.2 million and $44.5 million, respectively, are classified within “Selling, general and administrative” in the Consolidated Statements of Income.

Cost of services

Cost of services increased for the year ended December 31, 2012 compared to the prior year primarily due to incremental costs associated with the TGBP acquisition, including depreciation and amortization, investments in our strategic initiatives and compliance program costs, and increased bad debt losses, partially offset by the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, net commission savings, including the impact from the acquisitions of Finint and Costa, and a net decrease in bank fees due to the Durbin Amendment to the Dodd-Frank Act (the “Durbin Legislation”). We expect agent commissions as a percentage of revenue to increase in 2013 primarily due to the renewal of certain strategic agent agreements. Cost of services as a percentage of revenue was 56% for both years ended December 31, 2012 and 2011.

Cost of services increased for the year ended December 31, 2011 compared to the prior year primarily due to agent commissions, which increase in relation to revenue increases, the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses, and incremental operating costs associated with TGBP, partially offset by commission savings resulting from the acquisitions of Finint and Costa, and the lowering of certain other agent commission rates. Cost of services as a percentage of revenue was 56% and 57% for the years ended December 31, 2011 and 2010, respectively. The decrease in cost of services as a percentage of revenue was primarily due to commission savings resulting from the acquisitions of Finint and Costa, offset by negative currency impacts.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for the year ended December 31, 2012 compared to the prior year primarily due to increased expenses resulting from the acquisitions of TGBP, Finint and Costa, including integration costs, investments in our strategic initiatives and compliance program costs, and costs associated with the productivity and cost-savings initiatives implemented in the fourth quarter of 2012, partially offset by the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, the restructuring costs incurred in 2011, which did not recur in 2012, and decreased compensation expenses.

SG&A increased for the year ended December 31, 2011 compared to the prior year primarily due to increased expenses resulting from the acquisitions of TGBP, Finint and Costa, including deal and integration costs associated with these acquisitions, investments in strategic initiatives, and the weakening of the United States dollar compared to most other foreign currencies, which resulted in a negative impact on the translation of our expenses, partially offset by restructuring savings.

During the years ended December 31, 2012, 2011 and 2010, marketing-related expenditures, principally classified within SG&A, were approximately 4.2%, 4.1% and 4.1%, of revenue, respectively. Marketing-related expenditures include advertising, events, costs related to administering our loyalty programs, and the cost of employees dedicated to marketing activities. When making decisions with respect to marketing investments, we review opportunities for advertising and other marketing-related expenditures together with opportunities for fee adjustments, as discussed in “Segment Discussion,” for Consumer-to-Consumer revenues and other initiatives in order to best maximize the return on these investments.

Enhanced Regulatory Compliance

We regularly review our compliance programs. In connection with that review, and in light of growing global regulatory complexity and heightened attention of and increased dialogue with governmental and regulatory authorities relating to our compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity. These enhancements, along with other enhancements to improve consumer protection related to the Dodd-Frank Act and other matters, have resulted in, and in coming quarters we expect them to continue to result in, changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Total other expense, net

Total other expense, net increased during the year ended December 31, 2012 compared to the same period in 2011 primarily due to the prior year gains of $20.5 million and $29.4 million in connection with the remeasurement of our former equity interests in Finint and Costa, respectively, to fair value, associated with these acquisitions. Additionally, during the prior year we recognized a $20.8 million net gain on foreign currency forward contracts entered into in order to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition.

Total other expense, net decreased during the year ended December 31, 2011 compared to the same period in 2010 due to the gains recognized in connection with the remeasurement of our former equity interests in Finint and Costa and the net gain on foreign currency forward contracts, both of which are described above. These amounts were partially offset by increased interest expense in 2011 due to increased borrowings outstanding.

Income taxes

Our effective tax rates on pre-tax income were 12.2%, 8.6% and 20.5% for the years ended December 31, 2012, 2011 and 2010, respectively. The significant decrease in our effective tax rate for the years ended December 31, 2012 and 2011 is primarily due to an agreement with the United States Internal Revenue Service resolving substantially all of the issues related to the restructuring of our international operations in 2003, and resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter for the year ended December 31, 2011. For the year ended December 31, 2012, our effective tax rate was also impacted by benefits from favorable tax settlements and changes in the mix of foreign and U.S. income and applicable tax rates, and for the year ended December 31, 2011, our effective tax rate was also impacted by higher taxes associated with the Finint and Costa remeasurement gains. The tax rate for the year ended December 31, 2010 was impacted by a cumulative tax planning benefit from certain foreign acquisitions and the settlement with the IRS of certain issues relating to the 2002-2004 tax years.

We continue to benefit from a significant proportion of profits being foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. For the years ended December 31, 2012, 2011 and 2010, 92%, 67% and 87% of our pre-tax income was derived from foreign sources, respectively. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2012, the total amount of tax contingency reserves was $111.9 million, including accrued interest and penalties, net of related benefits. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the years ended December 31, 2012, 2011 and 2010, basic earnings per share were $1.70, $1.85 and $1.37, respectively, and diluted earnings per share were $1.69, $1.84 and $1.36, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2012, 2011 and 2010, there were 23.3 million, 17.1 million and 34.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. Of the 27.0 million, 30.7 million and 37.5 million outstanding options to purchase shares of our common stock as of December 31, 2012, 2011 and 2010, respectively, approximately 26%, 32% and 35%, respectively, were held by employees of First Data.

Earnings per share decreased for the year ended December 31, 2012 compared to the corresponding previous period as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. Earnings per share increased for the year ended December 31, 2011 compared to the corresponding previous period as a result of the previously described factors impacting net income, mainly from the tax related benefit discussed above, and lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

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

The business segment measurements provided to, and evaluated by, our CODM are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

•	Costs incurred for the investigation and closing of acquisitions are included in “Other.”

•
There were no restructuring and related expenses incurred during the year ended December 31, 2012, but we incurred expenses of $46.8 million and $59.5 million for the years ended December 31, 2011 and 2010, respectively, which were not allocated to the segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to “Operating expenses overview.”

•	All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Consumer-to-Consumer	81%	84%	84%
Consumer-to-Business	11%	11%	12%
Business Solutions	6%	3%	2%
Other	2%	2%	2%
	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2012, 2011 and 2010.

				% Change
	Year Ended December 31,			2012	2011
(dollars and transactions in millions)	2012	2011	2010	vs. 2011	vs. 2010
Revenues:
Transaction fees	$3,545.6	$3,580.2	$3,434.3	(1)%	4%
Foreign exchange revenues	988.5	983.1	905.8	1%	9%
Other revenues	50.2	45.1	43.3	11%	4%
Total revenues	$4,584.3	$4,608.4	$4,383.4	(1)%	5%
Operating income	$1,266.9	$1,316.0	$1,243.3	(4)%	6%
Operating income margin	28%	29%	28%
Key indicator:
Consumer-to-Consumer transactions	230.98	225.79	213.74	2%	6%

The table below sets forth transaction and revenue growth rate information and revenues as a percentage of consolidated revenue by region for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Consumer-to-Consumer transaction growth/(decline) (a):
Europe and CIS	(1)%	1%
North America	(1)%	7%
Middle East and Africa	7%	3%
Asia Pacific (“APAC”)	3%	9%
Latin America and the Caribbean (“LACA”)	1%	5%
westernunion.com	41%	29%

Consumer-to-Consumer revenue growth/(decline) (a):
Europe and CIS	(6)%	3%
North America	(3)%	3%
Middle East and Africa	3%	4%
APAC	3%	10%
LACA	3%	7%
westernunion.com	24%	37%

Consumer-to-Consumer revenue as a percentage of consolidated revenue (a):
Europe and CIS	22%	24%
North America	20%	22%
Middle East and Africa	15%	15%
APAC	12%	12%
LACA	9%	9%
westernunion.com	3%	2%
____________

(a)
Significant allocations are made in determining the transaction and revenue growth rates under the regional view in the above table. The geographic split for transactions and revenue is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region. For money transfers initiated through our websites (“westernunion.com”), 100% of the revenue and transactions are attributed to westernunion.com.

We view our Consumer-to-Consumer money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated through our websites and account based money transfers. The segment includes six regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities. These regions interact on transactions with consumers and share common processes, systems and licenses, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Transaction fees and foreign exchange revenues

2012 compared to 2011

For the year ended December 31, 2012 compared to the prior year, Consumer-to-Consumer money transfer revenue declined 1%, due to the strengthening of the United States dollar compared to most other foreign currencies, which negatively impacted revenue, and slight price reductions, partially offset by transaction growth of 2%. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted our revenue growth by approximately 2% for the year ended December 31, 2012.

Revenue in our Europe and CIS region decreased 6% compared to the prior year on a transaction decline of 1%. The strengthening of the United States dollar compared to most other foreign currencies and price reductions negatively impacted revenues for the year ended December 31, 2012. The region has been impacted by continued economic softness in Southern Europe and increased competition in Russia.

The North America region experienced a revenue decline of 3% on a transaction decline of 1% for the year ended December 31, 2012 compared to the prior year. Our Mexico business declined primarily due to changes to our compliance related practices as a result of our agreement and settlement with the State of Arizona and changes to our business model and price reductions. These compliance changes, primarily related to our Vigo and Orlandi Valuta brands, have resulted in the loss of over 7,000 agent locations in Mexico. Our domestic business (transactions between and within the United States and Canada) experienced an increase in revenues on transaction growth, primarily in lower principal bands which generate lower revenues per transaction. Our United States outbound business experienced revenue and transaction declines, in part due to changes in our compliance related practices as a result of our agreement and settlement with the State of Arizona and changes to our business model, primarily for our Vigo brand to Latin America, and price reductions.

Revenue in our Middle East and Africa, APAC, and LACA regions increased in the year ended December 31, 2012 compared to the prior year in all three regions due to transaction growth, partially offset by slight price reductions. Revenue in our Middle East and Africa and LACA regions was also negatively impacted by the strengthening of the United States dollar compared to most other foreign currencies. Revenue in our LACA region was positively impacted by geographic and product mix in the year ended December 31, 2012 compared to the prior year, partially offset by a loss in revenue due to changes to our compliance related practices as a result of our agreement and settlement with the State of Arizona and changes to our business model, primarily related to our Vigo brand. The Gulf States, primarily Saudi Arabia, and India displayed revenue growth, but China revenue declined. Revenue generated from transactions initiated at westernunion.com increased for the year ended December 31, 2012 compared to the prior year due to strong transaction growth.

Foreign exchange revenues were materially consistent for the year ended December 31, 2012 compared to the prior year.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the year ended December 31, 2012 of $77.6 million over the prior year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

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

Revenue in our Europe and CIS region increased 3% during the year ended December 31, 2011 compared to the same period in 2010 due to transaction growth of 1% as well as the other factors described above. The United Kingdom, France, and Germany continued to experience revenue and transaction growth for the year ended December 31, 2011 versus the prior year, which was partially offset by softness in Southern Europe and Russia.

North America revenue increased 3% due to transaction growth of 7% for the year ended December 31, 2011 compared to the same period in 2010. Our domestic business experienced revenue growth of 8% for the year ended December 31, 2011 due to transaction growth of 16%. Transaction growth in our domestic business was higher than revenue growth due to transaction growth being greater in lower principal bands, which have lower revenue per transaction. Our United States outbound business experienced both transaction and revenue growth in the year ended December 31, 2011. Mexico revenue increased 2% on flat transactions for the year ended December 31, 2011. Our Mexico business was affected by changes to our compliance procedures related to the agreement and settlement with the State of Arizona and other states.

Our Middle East and Africa, APAC, and LACA regions all experienced revenue and transaction growth in the year ended December 31, 2011 compared to the same period in 2010. Revenues in the Middle East and Africa and APAC regions in the year ended December 31, 2011 were positively impacted by the weakening of the United States dollar compared to most other foreign currencies. The Gulf States continued to experience revenue and transaction growth for the year ended December 31, 2011, which was partially offset by declines resulting from the political unrest in Libya and the Ivory Coast. China's revenue increased 6% for year ended December 31, 2011 on transaction growth of 4%. Our money transfer business to India experienced revenue growth of 11% and transaction growth of 10% for the year ended December 31, 2011 versus the prior year. Revenue generated from transactions initiated at westernunion.com increased for the year ended December 31, 2011 compared to the same period in 2010 due to strong transaction growth.

Foreign exchange revenues for the year ended December 31, 2011 grew compared to the same period in 2010, driven primarily by increased amounts of cross-border principal sent.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar resulted in a benefit to transaction fees and foreign exchange revenues for the year ended December 31, 2011 of $39.1 million over the same period in 2010, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

Operating income

2012 compared to 2011

Consumer-to-Consumer operating income declined 4% during the year ended December 31, 2012 compared to the prior year due to investments in our strategic initiatives, including westernunion.com, increased compliance program costs, expenses related to productivity and cost-savings initiatives, increased bad debt losses, and incremental costs associated with the Finint and Costa acquisitions, partially offset by positive currency impacts, including the effect of foreign currency hedges, restructuring savings, and decreased compensation expenses. The changes in operating income margins in the segment are due to the same factors mentioned above.

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

Consumer-to-Business Segment

The following table sets forth our Consumer-to-Business segment results of operations for the years ended December 31, 2012, 2011 and 2010.

				% Change
	Year Ended December 31,			2012	2011
(dollars in millions)	2012	2011	2010	vs. 2011	vs. 2010
Revenues:
Transaction fees	$573.6	$581.8	$576.5	(1)%	1%
Foreign exchange revenues	3.4	5.7	3.6	(40)%	58%
Other revenues	26.9	28.4	30.6	(5)%	(7)%
Total revenues	$603.9	$615.9	$610.7	(2)%	1%
Operating income	$137.6	$146.9	$146.2	(6)%	0%
Operating income margin	23%	24%	24%

Revenues

2012 compared to 2011

During the year ended December 31, 2012 compared to the same period in the prior year, Consumer-to-Business revenue decreased 2% due to a decline in our United States bill payments businesses, due in part to the passing through of some of the debit card fee savings related to the Durbin Legislation, partially offset by growth in our international bill payments, primarily in South America. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted our Consumer-to-Business revenue growth by approximately 3% for the year ended December 31, 2012.

2011 compared to 2010

During the year ended December 31, 2011, Consumer-to-Business revenue increased due to revenue growth in both international and United States electronic bill payments, partially offset by a decline in United States cash-based bill payments.

Operating income

2012 compared to 2011

During the year ended December 31, 2012, Consumer-to-Business operating income decreased compared to the prior year primarily due to revenue declines in our United States cash-based bill payments business, which has higher margins than other bill payment services in the segment, the renegotiation of a sales and distribution agreement, and expenses related to productivity and cost-savings initiatives, partially offset by a net decrease in debit card and other bank fees due to the Durbin Legislation. The changes in operating income margins in the segment are due to the same factors mentioned above.

2011 compared to 2010

Operating income and operating income margins were flat during the year ended December 31, 2011 compared to the corresponding period in 2010.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2012, 2011 and 2010.

				% Change
	Year Ended December 31,			2012	2011
(dollars in millions)	2012	2011	2010	vs. 2011	vs. 2010
Revenues:
Transaction fees	$34.9	$5.9	$1.3	*	*
Foreign exchange revenues	332.0	154.6	105.0	*	*
Other revenues	0.5	0.6	0.4	*	*
Total revenues	$367.4	$161.1	$106.7	*	*
Operating loss	$(54.8)	$(9.6)	$(24.2)	*	*
Operating loss margin	(15)%	(6)%	(23)%
____________

*	Calculation not meaningful

Revenues

2012 compared to 2011

During the year ended December 31, 2012, Business Solutions revenue grew compared to the prior year primarily due to our acquisition of TGBP, which contributed a substantial majority of our revenue growth for the year ended December 31, 2012.

2011 compared to 2010

During the year ended December 31, 2011, Business Solutions revenue grew compared to the prior year due to our acquisition of TGBP, which contributed $35.2 million of revenue, and revenue growth in our existing business.

Operating loss

2012 compared to 2011

For the year ended December 31, 2012, Business Solutions operating loss increased compared to the prior year primarily due to increased expenses resulting from the acquisition of TGBP, including incremental depreciation and amortization expenses and integration expenses. In 2013, we expect to incur additional integration expenses resulting from the acquisition of TGBP. The changes in operating loss margins in the segment are due to the same factors mentioned above.

2011 compared to 2010

For the year ended December 31, 2011, Business Solutions operating loss decreased compared to the prior year primarily due to revenue increases and a decrease in integration expenses related to the acquisition of Custom House, but were partially offset by integration and amortization expenses related to the acquisition of TGBP. The changes in operating loss margins in the segment are due to the same factors mentioned above.

Other

The following table sets forth other results for the years ended December 31, 2012, 2011 and 2010.

				% Change
	Year Ended December 31,			2012	2011
(dollars in millions)	2012	2011	2010	vs. 2011	vs. 2010
Revenues	$109.2	$106.0	$91.9	3%	15%
Operating loss	$(19.7)	$(21.5)	$(5.7)	*	*
____________

*	Calculation not meaningful

Revenues

2012 compared to 2011

Other revenue increased for the year ended December 31, 2012 compared to the prior year primarily due to increases in our prepaid business, partially offset by a decrease in investment income in our money order business.

2011 compared to 2010

Other revenue grew for the year ended December 31, 2011 compared to the prior year primarily due to volume increases in our prepaid business.

Operating loss

2012 compared to 2011

During the year ended December 31, 2012, the decrease in operating loss was due to costs associated with acquisition activity that occurred in the prior year, partially offset by declines in our money order business, including a decrease in investment income, and expenses related to productivity and cost-savings initiatives.

2011 compared to 2010

During the year ended December 31, 2011, the increase in operating loss compared to the prior year was primarily due to deal costs associated with the TGBP acquisition.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use except for assets subject to legal or regulatory restrictions. Assets subject to legal or regulatory restrictions, totaling approximately $305 million as of December 31, 2012, include assets outside of the United States subject to restrictions from being transferred outside of the countries where they are located. We are also required to maintain cash and investment balances in our regulated subsidiaries related to certain of our money transfer and other payment obligations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

We believe we have adequate liquidity to meet our business needs, including approximately $100 million of remaining tax payments we expect to make in 2013 as a result of the IRS Agreement, dividends and share repurchases, through our existing cash balances and our ability to generate cash flows through operations. In addition, we have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility (“Revolving Credit Facility”), which supports borrowings under our $1.5 billion commercial paper program. As of December 31, 2012, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.

Cash and Investment Securities

As of December 31, 2012, we had cash and cash equivalents of $1.8 billion, of which approximately $930 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within “Settlement assets,” were $1.5 billion as of December 31, 2012. Substantially all of these investments are highly-rated state and municipal debt securities, including variable rate demand notes. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of December 31, 2012, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of December 31, 2012, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2012, 2011 and 2010, cash provided by operating activities was $1,185.3 million, $1,174.9 million and $994.4 million, respectively. During 2012, we made tax payments of $92.4 million as a result of the IRS Agreement. In the first quarter of 2010, we made a $250 million tax deposit relating to United States federal tax liabilities, including those arising from our 2003 international restructuring, which had been previously accrued in our consolidated financial statements.

Financing Resources

As of December 31, 2012, we had the following outstanding borrowings (in millions):

Due in less than one year:
Floating rate notes (effective rate of 0.9%) due 2013	$300.0
Due in greater than one year (a):
6.500% notes (effective rate of 5.6%) due 2014	500.0
2.375% notes (effective rate of 2.4%) due 2015 (b)	250.0
5.930% notes due 2016 (c)	1,000.0
2.875% notes (effective rate of 3.0%) due 2017 (b)	500.0
3.650% notes (effective rate of 4.4%) due 2018	400.0
5.253% notes due 2020 (c)	324.9
6.200% notes due 2036 (c)	500.0
6.200% notes due 2040 (c)	250.0
Other borrowings	5.8
Total borrowings at par value	4,030.7
Fair value hedge accounting adjustments, net (a)	20.2
Unamortized discount, net	(21.7)
Total borrowings at carrying value (d)	$4,029.2
____________

(a)
We utilize interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of our notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage our overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “Interest expense” in our Consolidated Statements of Income over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(b)
On December 10, 2012, we issued $250.0 million of aggregate principal amount of 2.375% unsecured fixed rate notes due 2015 (“2015 Notes”) and $500.0 million of aggregate principal amount of 2.875% unsecured fixed rate notes due 2017 (“2017 Notes”). The interest rate on the 2015 Notes and 2017 Notes may be adjusted under certain circumstances as described below.

(c)	The difference between the stated interest rate and the effective interest rate is not significant.
(d)	As of December 31, 2012, our weighted-average effective rate on total borrowings was approximately 4.8%.
Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of December 31, 2012. During the year ended December 31, 2012, the average commercial paper balance outstanding was $161.3 million and the maximum balance outstanding was $422.8 million. Proceeds from our commercial paper borrowings were used for general corporate purposes.

Revolving Credit Facility

On September 23, 2011, we entered into a credit agreement which expires January 2017 providing for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 100 basis points. A facility fee of 12.5 basis points is also payable quarterly on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.

The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the year ended December 31, 2012, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Notes

On December 10, 2012, we issued $250.0 million and $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2015 and December 10, 2017, respectively. Interest with respect to the 2015 Notes and 2017 Notes is payable semi-annually in arrears on June 10 and December 10 of each year, currently based on the per annum interest rates of 2.375% and 2.875%, respectively. The interest rates payable on the 2015 Notes and 2017 Notes will be increased if the debt rating assigned to such notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on either the 2015 Notes or 2017 Notes be increased by more than 2.00% above 2.375% and 2.875% per annum, respectively. The interest rates on the 2015 Notes and 2017 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.375% and 2.875% per annum. We may redeem the 2015 Notes and 2017 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 and 40 basis points, respectively.
On August 22, 2011, we issued $400.0 million of aggregate principal amount of unsecured notes due August 22, 2018 (“2018 Notes”). Interest with respect to the 2018 Notes is payable semi-annually in arrears on February 22 and August 22 of each year, based on the fixed per annum interest rate of 3.650%. We may redeem the 2018 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 basis points.

On March 7, 2011, we issued $300.0 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 (“2013 Notes”). Interest with respect to the 2013 Notes is payable quarterly in arrears on each March 7, June 7, September 7 and December 7, beginning June 7, 2011, at a per annum interest rate equal to the three-month LIBOR plus 58 basis points (reset quarterly). For discussion of our debt service requirements with respect to the 2013 Notes, see the “Debt Service Requirements” discussion below.

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

Our Revolving Credit Facility contains an interest rate margin and facility fee which are determined based on certain of our credit ratings. In addition, the interest rates payable on our 2015 Notes and 2017 Notes can be impacted by our credit ratings, and we are also subject to certain provisions in many of our notes, including our 2015 Notes and 2017 Notes, and certain of our derivative contracts which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade. We do not have any other terms within our debt agreements or other contracts that are tied to changes in our credit ratings. The table below summarizes our credit ratings as of December 31, 2012:

	S&P	Moody's	Fitch
Short-term rating	A-2	P-2	F2
Senior unsecured	BBB+	Baa1	BBB+
Ratings outlook	Negative	Negative	Negative

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

•
the interest rates payable on our 2015 Notes and 2017 Notes would be increased, beginning at a downgrade below investment grade; however, in no event would the interest rate on either the 2015 Notes or 2017 Notes be increased by more than 2.00% above 2.375% and 2.875% per annum, respectively, and the interest rates on the 2015 Notes and 2017 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.375% and 2.875% per annum;

•	we may be required to pay a higher interest rate in future financings;

•	our potential pool of investors and funding sources may decrease;

•	regulators may impose additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends; and

•	our business relationships may be adversely impacted.

Our Revolving Credit Facility contains certain covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness, subject to certain exceptions. Our notes are subject to similar covenants except that only the 2016 Notes, 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility requires us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 2:1 (ratio of consolidated adjusted EBITDA, defined as net income plus the sum of (a) interest expense, (b) income tax expense, (c) depreciation expense, (d) amortization expense, (e) any other non-cash deductions, losses or changes made in determining net income for such period and (f) extraordinary losses or charges, minus extraordinary gains, in each case determined in accordance with accounting principles generally accepted in the United States of America for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 9:1 for the year ended December 31, 2012.

For the year ended December 31, 2012, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $268.2 million, $162.5 million and $113.7 million in 2012, 2011 and 2010, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during 2012, 2011 and 2010 included investments in our information technology infrastructure and purchased and developed software.

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

Share Repurchases and Dividends

During the years ended December 31, 2012, 2011 and 2010, 51.0 million, 40.3 million and 35.6 million, respectively, of shares were repurchased for $771.9 million, $800.0 million and $584.5 million, respectively, excluding commissions, at an average cost of $15.12, $19.83 and $16.44 per share, respectively. As of December 31, 2012, $393.6 million remains available under share repurchase authorizations approved by our Board of Directors through December 31, 2013.

During 2012, our Board of Directors declared a quarterly cash dividend of $0.125 per common share in the fourth quarter and $0.10 per common share in each of the first three quarters representing $254.2 million in total dividends. During 2011, our Board of Directors declared quarterly cash dividends of $0.08 per common share in each of the last three quarters and $0.07 per common share in the first quarter representing $194.2 million in total dividends. During the year ended December 31, 2010, our Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters representing $165.3 million in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared, except for the September 2012, 2011 and 2010 declared dividends, which were paid in October 2012, 2011 and 2010, respectively.

On February 21, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per common share payable on March 29, 2013.

Debt Service Requirements

Our 2013 debt service requirements will include $300.0 million of our floating rate notes maturing in March 2013, payments on future borrowings under our commercial paper program, if any, and interest payments on all outstanding indebtedness. We have the ability to use existing financing sources, including our Revolving Credit Facility or commercial paper program, and cash, including cash generated from operations and proceeds from our 2015 and 2017 borrowings to meet our debt obligations as they come due.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements disclosed in Part II, Item 8, Financial Statements and Supplementary Data, Note 12, “Operating Lease Commitments,” we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plan

We have one frozen defined benefit pension plan, for which we had recorded unfunded pension obligations of $102.1 million and $112.7 million as of December 31, 2012 and 2011, respectively. In both years ended December 31, 2012 and 2011, we made contributions of approximately $25 million to the Plan, including discretionary contributions of $5 million and $3 million, respectively. We will be required to fund approximately $23 million to the Plan in 2013.

Our most recent measurement date for our pension plan was December 31, 2012. The calculation of the funded status and net periodic benefit income is dependent upon two primary assumptions: 1) expected long-term return on plan assets; and 2) discount rate.

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical risk, return, and co-variance relationships between equities, fixed-income securities, and alternative investments are considered consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is given to diversification, re-balancing and yields anticipated on fixed income securities held. Historical returns are reviewed within the context of current economic conditions to check for reasonableness and appropriateness. We then apply this rate against a calculated value for our plan assets. The calculated value recognizes changes in the fair value of plan assets over a five-year period. Our expected long-term return on plan assets was 7.00% for 2012 and 2011. The expected long-term return on plan assets is 7.00% for 2013. As of December 31, 2012, pension plan target allocations were approximately 15% in equity investments, 60% in debt securities and 25% in alternative investment strategies (e.g. hedge funds, royalty rights and private equity funds). Hedge fund strategy types include, but are not limited to: commodities/currencies, equity long-short, relative value, multi-strategy, event driven, and global-macro. The Plan holds derivative contracts directly which consist of interest rate swap agreements, under which the Plan is committed to pay a short-term LIBOR-based variable interest rate in exchange for a fixed interest rate based on five and ten-year maturities. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan's exposure to interest rate volatility and to provide an additional source of return. Cash held by the Plan is used to satisfy margin requirements on the derivatives. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 3.03% and 3.72% as of December 31, 2012 and 2011, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$5,749.9	$486.9	$1,067.4	$1,731.8	$2,463.8
IRS Agreement (b)	100.0	100.0	—	—	—
Estimated pension funding (c)	67.3	22.6	39.2	5.5	—
Unrecognized tax benefits (d)	123.2	—	—	—	—
Foreign currency and interest rate derivative contracts (e)	86.1	80.8	5.3	—	—
Other (f)	24.9	20.1	3.9	0.9	—
Other Contractual Obligations:
Purchase obligations (g)	90.5	45.7	42.7	2.1	—
Operating leases	149.7	40.3	55.4	32.9	21.1
	$6,391.6	$796.4	$1,213.9	$1,773.2	$2,484.9
____________

(a)
We have estimated our interest payments based on (i) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes, and (ii) an estimate of future interest rates on our interest rate swap agreements based on projected LIBOR rates.

(b)
In December 2011, we reached an agreement with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we made cash payments to the IRS and various state tax authorities of $92.4 million during 2012 and expect to make payments of approximately $100 million during 2013 to cover the remaining portion of the additional tax and interest.

(c)
We have estimated our pension plan funding requirements, including interest, using assumptions that are consistent with current pension funding rates. The unfunded pension liability included in “Other liabilities” in our Consolidated Balance Sheets is the present value of the estimated pension plan funding requirements disclosed above. The actual minimum required amounts each year will vary based on the actual discount rate and asset returns when the funding requirement is calculated.

(d)
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(e)	Represents the liability position of our foreign currency and interest rate derivative contracts as of December 31, 2012, which will fluctuate based on market conditions.
(f)	This line item relates to accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2012.
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

Other Commercial Commitments

We had approximately $100 million in outstanding letters of credit and bank guarantees as of December 31, 2012 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Critical Accounting Policies and Estimates

Management's discussion and analysis of results of operations and financial condition is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. Actual results may or may not differ from these estimates. Our significant accounting policies are discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies.”

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

No provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $4.4 billion as of December 31, 2012, which we expect to reinvest outside the United States indefinitely.

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

Our tax contingency reserves for our uncertain tax positions as of December 31, 2012 were $111.9 million, including accrued interest and penalties, net of related benefits. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations and cash flows.

If we are required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Derivative Financial Instruments

We use derivatives to (a) minimize our exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers. We recognize all derivatives in “Other assets” and “Other liabilities” in our Consolidated Balance Sheets at their fair value. Certain of our derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as accounting hedges.

Cash Flow hedges - Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in accumulated other comprehensive loss are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net.”

Fair Value hedges - Fair value hedges consist of hedges of fixed rate debt, through interest rate swaps. The changes in fair value of these hedges, along with offsetting changes in fair value of the related debt instrument, are recorded in interest expense.

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

As of December 31, 2012, the cumulative pre-tax unrealized losses classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $33.7 million.

As of December 31, 2012, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $20.2 million gain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Other Intangible Assets

We capitalize acquired intangible assets as well as certain initial payments for new and renewed agent contracts and software.

We evaluate such intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying amounts to determine if a write-down to fair value (normally measured by the present value technique) is required.

The capitalization of initial payments for new and renewed agent contracts is subject to strict accounting policy criteria and requires management judgment as to the amount to capitalize and the related period of benefit. Our accounting policy is to limit the amount of capitalized costs for a given agent contract to the lesser of the estimated future cash flows from the contract or the termination fees we would receive in the event of early termination of the contract.

The estimated undiscounted cash flows associated with each asset requires us to make estimates and assumptions, including, among other things, revenue growth rates, and operating margins based on our budgets and business plans.

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

The net carrying value of our other intangible assets as of December 31, 2012 was $878.9 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Goodwill Impairment Testing

An impairment assessment of goodwill is conducted annually at the reporting unit level. This assessment of goodwill is performed more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

Reporting units are driven by the level at which management reviews segment operating results. In some cases, that level is the operating segment and in others it is one level below the operating segment.

Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results. Additionally, each reporting unit's fair value is assessed under certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events.

If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed. First, the fair value of the reporting unit is calculated or determined using discounted cash flows and is compared to its carrying value. If the first step indicates the carrying value exceeds the fair value of the reporting unit, then the second step is required. The second step is to determine the implied fair value of a reporting unit's goodwill by allocating the determined fair value to all the reporting unit's assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The remaining fair value of the reporting unit, if any, is deemed to be the implied fair value of the goodwill and an impairment is recognized in an amount equal to the excess of the carrying amount of goodwill above its implied fair value.

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

We could be required to evaluate the recoverability of goodwill if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business, or other triggering events. In addition, as our business or the way we manage our business changes, our reporting units may also change.

If an event described above occurs and causes us to recognize a goodwill impairment charge, it would impact our reported earnings in the period such charge occurs.

The carrying value of goodwill as of December 31, 2012 was $3,179.7 million which represented approximately 34% of our consolidated assets. As of December 31, 2012, goodwill of $1,947.7 million and $996.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively. The remaining $236.0 million resides in multiple reporting units which are included in either our Consumer-to-Business segment or Other.

For the reporting units that comprise Consumer-to-Consumer, Consumer-to-Business, and Other, the fair value of the businesses greatly exceed their carrying amounts.

For our Business Solutions reporting unit, which was recently acquired between 2009 and 2011, a decline in estimated fair value of approximately 10% could occur before triggering an impairment of goodwill. We believe the primary assumptions impacting our Business Solutions impairment valuation analysis relate to projected revenue and EBITDA margins. For example, a decrease of 200 basis points in the ten-year projected compound annual growth rate of either revenue or EBITDA margin, assuming all other elements of the cash flow model remain unchanged, would result in such decline.

We have not recorded any goodwill impairments during the three years ended December 31, 2012.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Acquisitions - Purchase Price Allocation

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

Purchase price allocations require management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flow and replacement cost analyses.

During the last three years, we completed the following acquisitions:

- We acquired TGBP for $961.3 million.

- We acquired Finint for total value of $187.1 million.

- We acquired Costa for total value of $181.9 million.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 3, “Acquisitions,” of this Annual Report on Form 10-K, for more information related to the purchase price allocations for acquisitions completed during the last three years.

If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangibles or goodwill are not achieved, impairments could arise, as discussed further in “Goodwill Impairment Testing” and “Other Intangible Assets” above. For all of our acquisitions during the three years ended December 31, 2012, goodwill of $1,032.1 million and intangibles of $430.4 million were recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide Consumer-to-Consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid within 24 hours after they are initiated. To mitigate this risk further, we enter into short-term foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also utilize foreign currency forward contracts, typically with terms of less than one year at inception, to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. In certain consumer money transfer and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency, helping to provide protection against currency fluctuations. We promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The foreign exchange risk is actively managed.

As of December 31, 2012 and 2011, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $34 million and $33 million, respectively, based on our forecast of Consumer-to-Consumer unhedged exposure to foreign currency at those dates. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2012 of $3.1 billion. Approximately $2.1 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our Consolidated Balance Sheets within “Cash and cash equivalents” and “Settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “Settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

Substantially all of the remainder of our interest-bearing assets consist of highly-rated state and municipal debt securities which are fixed-rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “Settlement assets” in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “Settlement assets” in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “Total stockholders' equity” on our Consolidated Balance Sheets.

As of December 31, 2012, we had $300.0 million of floating notes, which had an effective interest rate of 0.9% or 58 basis points above three-month LIBOR. Additionally, $800.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 500 basis points above LIBOR. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. There were no commercial paper borrowings outstanding as of December 31, 2012.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of December 31, 2012, our weighted-average effective rate was approximately 4.8%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $11 million annually based on borrowings on December 31, 2012 and 2011, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2012 and 2011 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $21 million and $18 million annually, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

Credit Risk

Our interest earning assets include investment securities, substantially all of which are highly-rated state and municipal debt securities, which are classified in “Settlement assets” and accounted for as available-for-sale securities, and money market fund investments, which are classified in “Cash and cash equivalents.” As of December 31, 2012, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency.

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

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) receivables from certain customers for which beneficiaries are paid prior to receiving cleared funds from the customer, where we have offered “trade credit.” For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate risk, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post collateral or increase collateral based on the fair value of the customer's contract and their risk profile.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Western Union Company's (“Western Union” or the “Company”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Western Union's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Western Union's internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the results of its evaluation, the Company's management concluded that as of December 31, 2012, the Company's internal control over financial reporting is effective. Western Union's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, Western Union's independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Western Union Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Western Union Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 22, 2013

THE WESTERN UNION COMPANY
Consolidated Statements of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Transaction fees	$4,210.0	$4,220.2	$4,055.3
Foreign exchange revenues	1,332.7	1,151.2	1,018.8
Other revenues	122.1	120.0	118.6
Total revenues	5,664.8	5,491.4	5,192.7
Expenses:
Cost of services	3,194.2	3,102.0	2,978.4
Selling, general and administrative	1,140.6	1,004.4	914.2
Total expenses*	4,334.8	4,106.4	3,892.6
Operating income	1,330.0	1,385.0	1,300.1
Other income/(expense):
Interest income	5.5	5.2	2.8
Interest expense	(179.6)	(181.9)	(169.9)
Derivative gains/(losses), net	0.5	14.0	(2.5)
Other income, net	12.4	52.3	14.7
Total other expense, net	(161.2)	(110.4)	(154.9)
Income before income taxes	1,168.8	1,274.6	1,145.2
Provision for income taxes	142.9	109.2	235.3
Net income	$1,025.9	$1,165.4	$909.9
Earnings per share:
Basic	$1.70	$1.85	$1.37
Diluted	$1.69	$1.84	$1.36
Weighted-average shares outstanding:
Basic	604.9	630.6	666.5
Diluted	607.4	634.2	668.9
Cash dividends declared per common share	$0.425	$0.31	$0.25
____________________
* As further described in Note 5, total expenses include amounts for related parties of $95.0 million, $190.7 million and $236.4 million for the years ended December 2012, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$1,025.9	$1,165.4	$909.9
Other comprehensive income/(loss):
Unrealized gains/(losses) on investment securities:
Unrealized gains/(losses)	9.9	9.7	(0.5)
Tax (expense)/benefit	(3.7)	(3.6)	0.1
Reclassification of gains into earnings	(5.5)	(6.9)	(4.7)
Tax expense	2.1	2.6	1.8
Net unrealized gains/(losses) on investment securities	2.8	1.8	(3.3)
Unrealized gains/(losses) on hedging activities:
Unrealized gains/(losses)	(20.1)	(5.2)	15.8
Tax benefit	3.1	5.6	0.7
Reclassification of (gains)/losses into earnings	(9.8)	33.0	(23.0)
Tax expense/(benefit)	(0.2)	(6.4)	1.6
Net unrealized gains/(losses) on hedging activities	(27.0)	27.0	(4.9)
Foreign currency translation adjustments:
Foreign currency translation adjustments	(4.6)	(3.7)	8.4
Tax (expense)/benefit	2.4	1.7	(1.8)
Net foreign currency translation adjustments	(2.2)	(2.0)	6.6
Defined benefit pension plan:
Unrealized losses	(20.5)	(28.4)	(13.7)
Tax benefit	6.2	10.9	5.9
Reclassification of losses into earnings	10.5	8.1	6.2
Tax benefit	(3.9)	(3.1)	(2.3)
Net defined benefit pension plan adjustments	(7.7)	(12.5)	(3.9)
Total other comprehensive income/(loss)	(34.1)	14.3	(5.5)
Comprehensive income	$991.8	$1,179.7	$904.4

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Balance Sheets
(in millions, except per share amounts)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$1,776.5	$1,370.9
Settlement assets	3,114.6	3,091.2
Property and equipment, net of accumulated depreciation of $384.5 and $429.7, respectively	196.1	198.1
Goodwill	3,179.7	3,198.9
Other intangible assets, net of accumulated amortization of $519.7 and $462.5, respectively	878.9	847.4
Other assets	319.9	363.4
Total assets	$9,465.7	$9,069.9
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$556.2	$535.0
Settlement obligations	3,114.6	3,091.2
Income taxes payable	218.3	302.4
Deferred tax liability, net	352.1	389.7
Borrowings	4,029.2	3,583.2
Other liabilities	254.7	273.6
Total liabilities	8,525.1	8,175.1

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 572.1 shares and 619.4 shares issued and outstanding as of December 31, 2012 and 2011, respectively	5.7	6.2
Capital surplus	332.8	247.1
Retained earnings	754.7	760.0
Accumulated other comprehensive loss	(152.6)	(118.5)
Total stockholders’ equity	940.6	894.8
Total liabilities and stockholders’ equity	$9,465.7	$9,069.9

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$1,025.9	$1,165.4	$909.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61.7	61.0	61.5
Amortization	184.4	131.6	114.4
Deferred income tax (benefit)/provision	(35.2)	21.2	28.6
Gain on revaluation of equity interests (Note 3)	—	(49.9)	—
Other non-cash items, net	77.2	29.8	37.9
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(27.8)	(27.7)	28.1
Accounts payable and accrued liabilities	9.3	(43.0)	10.5
Income taxes payable (Note 10)	(79.9)	(62.3)	(159.2)
Other liabilities	(30.3)	(51.2)	(37.3)
Net cash provided by operating activities	1,185.3	1,174.9	994.4
Cash flows from investing activities
Capitalization of contract costs	(174.9)	(96.7)	(35.0)
Capitalization of purchased and developed software	(32.4)	(13.0)	(25.4)
Purchases of property and equipment	(60.9)	(52.8)	(53.3)
Acquisition of businesses, net of cash acquired (Note 3)	10.0	(1,218.6)	(4.7)
Net proceeds from settlement of foreign currency forward contracts related to acquisitions	—	20.8	—
Proceeds from receivable for securities sold	—	—	36.9
Repayments of notes receivable issued to agents	—	—	16.9
Net cash used in investing activities	(258.2)	(1,360.3)	(64.6)
Cash flows from financing activities
Proceeds from exercise of options	53.4	100.0	42.1
Cash dividends paid	(254.2)	(194.2)	(165.3)
Common stock repurchased	(766.5)	(803.9)	(581.4)
Net (repayments of)/proceeds from commercial paper	(297.0)	297.0	—
Net proceeds from issuance of borrowings	742.8	696.3	247.0
Principal payments on borrowings	—	(696.3)	—
Net cash used in financing activities	(521.5)	(601.1)	(457.6)
Net change in cash and cash equivalents	405.6	(786.5)	472.2
Cash and cash equivalents at beginning of year	1,370.9	2,157.4	1,685.2
Cash and cash equivalents at end of year	$1,776.5	$1,370.9	$2,157.4
Supplemental cash flow information:
Interest paid	$181.8	$191.3	$175.5
Income taxes paid (Note 10)	$257.1	$144.9	$365.4
Non-cash exchange of 5.400% notes due 2011 for 5.253% notes due 2020 (Note 15)	$—	$—	$303.7
See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

Consolidated Statements of Stockholders' Equity
(in millions)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Balance, December 31, 2009	686.5	$6.9	$40.7	$433.2	$(127.3)	$353.5
Net income	—	—	—	909.9	—	909.9
Stock-based compensation and other	—	—	34.6	—	—	34.6
Common stock dividends	—	—	—	(165.3)	—	(165.3)
Repurchase and retirement of common shares	(35.7)	(0.4)	—	(586.2)	—	(586.6)
Shares issued under stock-based compensation plans	3.2	—	44.1	—	—	44.1
Tax adjustments from employee stock option plans	—	—	(2.0)	—	—	(2.0)
Unrealized losses on investment securities, net of tax	—	—	—	—	(3.3)	(3.3)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(4.9)	(4.9)
Foreign currency translation adjustment, net of tax	—	—	—	—	6.6	6.6
Defined benefit pension plan liability adjustment, net of tax	—	—	—	—	(3.9)	(3.9)
Balance, December 31, 2010	654.0	6.5	117.4	591.6	(132.8)	582.7
Net income	—	—	—	1,165.4	—	1,165.4
Stock-based compensation	—	—	31.2	—	—	31.2
Common stock dividends	—	—	—	(194.2)	—	(194.2)
Repurchase and retirement of common shares	(40.5)	(0.4)	—	(802.8)	—	(803.2)
Shares issued under stock-based compensation plans	5.9	0.1	98.7	—	—	98.8
Tax adjustments from employee stock option plans	—	—	(0.2)	—	—	(0.2)
Unrealized gains on investment securities, net of tax	—	—	—	—	1.8	1.8
Unrealized gains on hedging activities, net of tax	—	—	—	—	27.0	27.0
Foreign currency translation adjustment, net of tax	—	—	—	—	(2.0)	(2.0)
Defined benefit pension plan liability adjustment, net of tax	—	—	—	—	(12.5)	(12.5)
Balance, December 31, 2011	619.4	6.2	247.1	760.0	(118.5)	894.8
Net income	—	—	—	1,025.9	—	1,025.9
Stock-based compensation	—	—	34.0	—	—	34.0
Common stock dividends	—	—	—	(254.2)	—	(254.2)
Repurchase and retirement of common shares	(51.3)	(0.5)	—	(777.0)	—	(777.5)
Shares issued under stock-based compensation plans	4.0	—	51.9	—	—	51.9
Tax adjustments from employee stock option plans	—	—	(0.2)	—	—	(0.2)
Unrealized gains on investment securities, net of tax	—	—	—	—	2.8	2.8
Unrealized losses on hedging activities, net of tax	—	—	—	—	(27.0)	(27.0)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2.2)	(2.2)
Defined benefit pension plan liability adjustment, net of tax	—	—	—	—	(7.7)	(7.7)
Balance, December 31, 2012	572.1	$5.7	$332.8	$754.7	$(152.6)	$940.6

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

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. This segment consists of United States bill payments, Pago Fácil (bill payments in Argentina), and international bill payments. The significant majority of the segment's revenue was generated in the United States during all periods presented.

•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment's business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. Travelex Global Business Payments (“TGBP”), which was acquired in November 2011 (see Note 3), is included in this segment.

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
There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located, or these assets constitute undistributed earnings of affiliates of the Company accounted for under the equity method of accounting. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2012, the amount of net assets subject to these limitations totaled approximately $305 million.
Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Principles of Consolidation

The Company consolidates financial results when it has both the power to direct the activities of an entity that most significantly impact the entity's economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the entity. The Company utilizes the equity method of accounting when it is able to exercise significant influence over the entity's operations, which generally occurs when the Company has an ownership interest of between 20% and 50% in an entity.

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

As of December 31, 2012, 2011 and 2010 there were 23.3 million, 17.1 million and 34.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Basic weighted-average shares outstanding	604.9	630.6	666.5
Common stock equivalents	2.5	3.6	2.4
Diluted weighted-average shares outstanding	607.4	634.2	668.9

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

The Company determines the fair values of its assets and liabilities that are recognized or disclosed at fair value in accordance with the hierarchy described below. The fair values of the assets and liabilities held in the Company's defined benefit plan trust (“Trust”) are recognized or disclosed utilizing the same hierarchy. The following three levels of inputs may be used to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For most of these assets, the Company utilizes pricing services that use multiple prices as inputs to determine daily market values. In addition, the Trust has other investments that fall within Level 2 that are valued at net asset value which is not quoted on an active market; however, the unit price is based on underlying investments which are traded on an active market. Further, these investments have no redemption restrictions, and redemptions can generally be done monthly or quarterly with required notice ranging from one to 45 days.

•
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation. The Company has Level 3 assets that are recognized and disclosed at fair value on a non-recurring basis related to the Company's business combinations, where the values of the intangible assets and goodwill acquired in a purchase are derived utilizing one of the three recognized approaches: the market approach, the income approach or the cost approach.

Carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations, and commercial paper borrowings approximate fair value due to their short maturities. Investment securities, included in settlement assets, and derivative financial instruments are carried at fair value and included in Note 8. Fixed rate notes are carried at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 14. The fair values of fixed rate notes are also disclosed in Note 8 and are based on market quotations. For more information on the fair value of financial instruments, see Note 8.

The fair values of non-financial assets and liabilities related to the Company's business combinations are disclosed in Note 3. The fair values of financial assets and liabilities related to the Trust are disclosed in Note 11.

Business Combinations

The Company accounts for all business combinations where control over another entity is obtained using the acquisition method of accounting, which requires that most assets (both tangible and intangible), liabilities (including contingent consideration), and remaining noncontrolling interests be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and existing book value. Results of operations of the acquired company are included in the Company's results from the date of the acquisition forward and include amortization expense arising from acquired intangible assets. The Company expenses all costs as incurred related to or involved with an acquisition in “Selling, general and administrative” expenses.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with maturities of three months or less at the date of purchase (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $46.8 million and $28.5 million as of December 31, 2012 and 2011, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2012, 2011 and 2010, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $44.9 million, $24.3 million and $19.1 million, respectively.

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

Settlement assets consist of cash and cash equivalents, receivables from selling agents and Business Solutions customers, and investment securities. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. Receivables from selling agents represent funds collected by such agents, but in transit to the Company. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. In addition, the Company performs ongoing credit evaluations of its agents' financial condition and credit worthiness. See Note 7 for information concerning the Company's investment securities.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Aside from these receivables, the credit risk associated with spot foreign currency exchange contracts is largely mitigated, as in most cases the Company requires the receipt of funds from customers before releasing the associated cross-currency payment.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2012	2011
Settlement assets:
Cash and cash equivalents	$574.5	$712.5
Receivables from selling agents and Business Solutions customers	1,025.3	1,046.7
Investment securities	1,514.8	1,332.0
	$3,114.6	$3,091.2
Settlement obligations:
Money transfer, money order and payment service payables	$2,297.1	$2,242.3
Payables to agents	817.5	848.9
	$3,114.6	$3,091.2

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consisted of the following (in millions):

	December 31,
	2012	2011
Equipment	$384.6	$434.8
Buildings	80.0	80.1
Leasehold improvements	65.6	61.1
Furniture and fixtures	33.4	33.1
Land and improvements	16.9	16.9
Projects in process	0.1	1.8
	580.6	627.8
Less accumulated depreciation	(384.5)	(429.7)
Property and equipment, net	$196.1	$198.1

Amounts charged to expense for depreciation of property and equipment were $61.7 million, $61.0 million and $61.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company's annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2012, 2011 and 2010.

Other Intangible Assets

Other intangible assets primarily consist of acquired contracts, contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts) and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income is amortization expense of $184.4 million, $131.6 million and $114.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Acquired contracts include customer and contractual relationships and networks of subagents that are recognized in connection with the Company's acquisitions.

The Company capitalizes initial payments for new and renewed agent contracts to the extent recoverable through future operations or penalties in the case of early termination. The Company's accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the components of other intangible assets (in millions):

	December 31, 2012			December 31, 2011
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization
Acquired contracts	11.3	$627.2	$466.2	$629.5	$526.5
Capitalized contract costs	6.1	457.2	303.7	399.1	213.8
Internal use software	3.2	221.0	54.7	197.4	61.0
Acquired trademarks	22.7	43.4	28.4	41.5	31.0
Projects in process	3.0	15.4	15.4	0.8	0.8
Other intangibles	2.7	34.4	10.5	41.6	14.3
Total other intangible assets	8.4	$1,398.6	$878.9	$1,309.9	$847.4

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2012 is expected to be $188.4 million in 2013, $161.0 million in 2014, $117.4 million in 2015, $89.7 million in 2016, $75.0 million in 2017 and $247.4 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis and whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company did not record any impairment related to other intangible assets during the years ended December 31, 2012 and 2011, and recorded impairments of approximately $9 million for the year ended December 31, 2010.

Revenue Recognition

The Company's revenues are primarily derived from consumer money transfer transaction fees that are based on the principal amount of the money transfer and the locations from and to which funds are transferred. The Company also offers several global payments services, including payments from consumers or businesses to other businesses. Transaction fees are set by the Company and recorded as revenue at the time of sale.

In certain consumer money transfer and Business Solutions transactions involving different currencies, the Company generates revenue based on the difference between the exchange rate set by the Company to the customer and the rate at which the Company or its agents are able to acquire the currency. This foreign exchange revenue is recorded at the time the related consumer money transfer transaction fee revenue is recognized or at the time a customer initiates a transaction through the Company's Business Solutions payment service operations.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Advertising costs are charged to operating expenses as incurred or at the time the advertising first takes place. Advertising costs for the years ended December 31, 2012, 2011 and 2010 were $177.5 million, $174.8 million and $163.9 million, respectively.

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

Foreign Currency Translation

The United States dollar is the functional currency for substantially all of the Company's businesses. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those entities for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the year. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these entities are included as a component of “Accumulated other comprehensive loss.” Foreign currency denominated monetary assets and liabilities of operations in which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period and are recognized in operations. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

Derivatives

The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers. The Company recognizes all derivatives in the “Other assets” and “Other liabilities” captions in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows, except for cash flows associated with foreign currency forward contracts entered into in order to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, which are recorded in investing activities.

•
Cash Flow hedges - Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss.” Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in “Accumulated other comprehensive loss” are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net.”

•
Fair Value hedges - Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt are recorded in “Interest expense.” The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in “Interest expense.”

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Undesignated - Derivative contracts entered into to reduce the variability related to (a) money transfer settlement assets and obligations, generally with maturities of a few days up to one month, and (b) certain money transfer related foreign currency denominated cash positions, generally with maturities of less than one year, are not designated as hedges for accounting purposes and changes in their fair value are included in “Selling, general and administrative.” In addition, changes in fair value of derivative contracts, consisting of forward contracts with maturities of less than one year entered into to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, are recorded in “Derivative gains/(losses), net.” The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures in its cross-currency Business Solutions payments operations, including the exposure generated by the derivative contracts it writes to its customers, and typically hedges the net exposure through offsetting contracts with established financial institution counterparties (economic hedge contract) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. The changes in fair value related to these contracts are recorded in “Foreign exchange revenues.”

The fair value of the Company's derivatives is derived from standardized models that use market based inputs (e.g., forward prices for foreign currency).

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

Stock-Based Compensation

The Company currently has a stock-based compensation plan that provides for grants of Western Union stock options, restricted stock awards and restricted and unrestricted stock units to employees and non-employee directors of the Company who perform services for the Company. In addition, the Company has a stock-based compensation plan that provides for grants of Western Union stock options and stock unit awards to non-employee directors of the Company. Prior to the Spin-off, employees of Western Union participated in First Data's stock-based compensation plans.

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Refer to Note 16 for additional discussion regarding details of the Company's stock-based compensation plans.

Severance and Other Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other costs are generally recognized when the liability is incurred. Expenses arising under the Company's defined benefit pension plans from curtailing future service of employees participating in the plans and providing enhanced benefits are recognized in earnings when it is probable and reasonably estimable. The Company also evaluates impairment issues associated with restructuring and other activities when the carrying amount of the assets may not be fully recoverable, in accordance with the appropriate accounting guidance.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Acquisitions

On November 7, 2011, the Company acquired the business-to-business payment business known as Travelex Global Business Payments from Travelex Holdings Limited for cash consideration of £596 million ($956.5 million), net of a final working capital adjustment which resulted in a return of £15 million ($24.1 million) of purchase consideration in the third quarter of 2012. In connection with the July 5, 2011 purchase agreement, on May 4, 2012, the Company also acquired the French assets of TGBP for cash consideration of £3 million ($4.8 million) after receiving regulatory approval. For the year ended December 31, 2011, the Company incurred $20.7 million of costs associated with the closing of the TGBP acquisition. With the acquisition of TGBP and the Company's existing Business Solutions business, the Company has the ability to leverage TGBP's business-to-business payments market expertise, distribution, products and capabilities with Western Union's brand, existing Business Solutions operations, global infrastructure and relationships, and financial strength. The results of operations for TGBP have been included in the Company's consolidated financial statements from the date of acquisition.

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

The Company acquired the remaining 70% interest in Finint for cash consideration of €99.6 million ($139.4 million). The Company revalued its previous 30% equity interest to fair value of approximately $47.7 million on the acquisition date, resulting in total value of $187.1 million. In conjunction with the revaluation, the Company recognized a gain of $20.5 million, recorded in “Other income, net” in the Consolidated Statements of Income, for the amount by which the fair value of the 30% equity interest exceeded its previous carrying value.

The Company acquired the remaining 70% interest in Costa for cash consideration of €95 million ($135.7 million). The Company revalued its previous 30% equity interest to fair value of approximately $46.2 million on the acquisition date, resulting in total value of $181.9 million. In conjunction with the revaluation, the Company recognized a gain of $29.4 million, recorded in “Other income, net” in the Consolidated Statements of Income, for the amount by which the fair value of the 30% equity interest exceeded its previous carrying value.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All assets and liabilities have been recorded at fair value, excluding deferred tax liabilities. The following table summarizes the final allocations of consideration for TGBP, Finint and Costa (in millions):

	Travelex Global Business Payments (b)	Finint S.r.l.	Angelo Costa S.r.l.
Assets:
Cash and cash equivalents	$30.7	$—	$—
Settlement assets	160.4	52.2	46.3
Property and equipment	5.1	0.5	3.0
Goodwill	704.3	153.6	174.2
Other intangible assets	314.2	64.8	51.4
Other assets	45.3	2.0	1.5
Total assets	$1,260.0	$273.1	$276.4

Liabilities:
Accounts payable and accrued liabilities	$49.6	$6.1	$10.8
Settlement obligations	160.4	57.5	55.7
Income taxes payable	1.7	3.1	10.3
Deferred tax liability, net	65.5	15.8	15.5
Other liabilities	21.5	3.5	2.2
Total liabilities	298.7	86.0	94.5
Total consideration (a)	$961.3	$187.1	$181.9
____________________

(a)	Total consideration includes cash consideration transferred and the revaluation of the Company's previous equity interest, if any, to fair value on the acquisition date.

(b)	Amounts include the impact of the acquisition of the French assets of TGBP on May 4, 2012 and the final working capital adjustment in the third quarter of 2012.

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

Customer and other contractual relationships and network of subagents identifiable intangible assets were valued using an income approach and are being amortized over 9 to 15 years. Other intangibles were valued using both income and cost approaches and are being amortized over one to five years. For the remaining assets and liabilities, excluding goodwill and deferred tax liabilities, fair value approximated carrying value.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill recognized for TGBP of $704.3 million is attributable to expected synergies, the projected long-term business growth in current and new markets and an assembled workforce and relates entirely to the Business Solutions segment. The goodwill recognized for Finint and Costa of $153.6 million and $174.2 million, respectively, is attributable to growth opportunities that will arise from the Company directly managing its agent relationships, expected synergies, projected long-term business growth and an assembled workforce and relates entirely to the Consumer-to-Consumer segment. Goodwill expected to be deductible for income tax purposes for TGBP, Finint and Costa is approximately $488.4 million, $97.0 million and $104.9 million, respectively.

The following table presents changes to goodwill for the years ended December 31, 2012 and 2011 (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
January 1, 2011 balance	$1,619.9	$227.2	$289.4	$15.2	$2,151.7
Acquisitions	325.4	—	728.7	—	1,054.1
Currency translation	—	(2.3)	(4.4)	(0.2)	(6.9)
December 31, 2011 balance	$1,945.3	$224.9	$1,013.7	$15.0	$3,198.9
Purchase price adjustments	2.4	—	(24.4)	—	(22.0)
Currency translation	—	(3.8)	6.7	(0.1)	2.8
December 31, 2012 balance	$1,947.7	$221.1	$996.0	$14.9	$3,179.7

4.  Productivity and Cost-Savings Initiatives and Restructuring and Related Expenses

Productivity and Cost-Savings Initiatives

In the fourth quarter of 2012, the Company began implementing additional initiatives to improve productivity and reduce costs. For the year ended December 31, 2012, the Company incurred $30.9 million of employee termination benefits and other costs related to these initiatives, of which $20.9 million and $4.0 million were attributable to the Company's Consumer-to-Consumer and Consumer-to-Business segments, respectively, and $6.0 million was attributable to Other. These costs include costs related to termination benefits received by two of the Company's executives. Additional productivity and cost-savings initiatives will be implemented in 2013.

The following table summarizes the activity for the employee termination benefits and other costs related to the productivity and cost-savings initiatives accruals as of December 31, 2012 (in millions):

	Severance, Outplacement and Related Benefits	Other (b)	Total
Balance, January 1, 2012	$—	$—	$—
Expenses (a)	28.9	2.0	30.9
Cash payments	(5.2)	(0.4)	(5.6)
Non-cash benefit (a)	2.0	—	2.0
Balance, December 31, 2012	$25.7	$1.6	$27.3

Cumulative expenses incurred to date	$28.9	$2.0	$30.9
Additional expenses expected to be incurred	12.0	33.0	45.0
Total expenses	$40.9	$35.0	$75.9
____________

(a)	Expenses include a non-cash benefit for adjustments to stock compensation for awards forfeited by employees.

(b)
Other expenses related to the relocation of various operations to new and existing Company facilities and third-party providers including expenses for hiring, training, relocation, travel and professional fees. All such expenses were recorded when incurred.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010 Restructuring

On May 25, 2010 and as subsequently revised, the Company's Board of Directors approved a restructuring plan (the “Restructuring Plan”) designed to reduce the Company's overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. Details of the expenses incurred are included in the tables below. Included in these expenses are approximately $2 million of non-cash expenses related to fixed asset and leasehold improvement write-offs and accelerated depreciation at impacted facilities. As of December 31, 2011, the Company had incurred all of the expenses related to the Restructuring Plan.

The following table summarizes the activity for the restructuring and related expenses discussed above and the related restructuring accruals as of and for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Severance, Outplacement and Related Benefits	Fixed Asset Write-Offs and Accelerated Depreciation	Lease Terminations	Other (b)	Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Expenses (a)	48.7	0.9	—	9.9	59.5
Cash payments	(13.7)	—	—	(8.8)	(22.5)
Non-cash charges (a)	(0.7)	(0.9)	—	—	(1.6)
Balance, December 31, 2010	$34.3	$—	$—	$1.1	$35.4
Expenses (a)	26.1	1.3	3.5	15.9	46.8
Cash payments	(48.1)	—	(3.5)	(16.8)	(68.4)
Non-cash charges (a)	1.4	(1.3)	—	—	0.1
Balance, December 31, 2011	$13.7	$—	$—	$0.2	$13.9
Cash payments	(11.9)	—	—	(0.2)	(12.1)
Balance, December 31, 2012	$1.8	$—	$—	$—	$1.8
Total expenses	$74.8	$2.2	$3.5	$25.8	$106.3
_____________

(a)	Expenses include non-cash write-offs and accelerated depreciation of fixed assets and leasehold improvements. However, these amounts were recognized outside of the restructuring accrual.

(b)
Other expenses related to the relocation of various operations to new and existing Company facilities including expenses for hiring, training, relocation, travel and professional fees. All such expenses were recorded when incurred.

The following table presents productivity and cost-savings initiatives and restructuring and related expenses as reflected in the Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2012	2011	2010
	Productivity and Cost-Savings Initiatives	Restructuring and Related Expenses
Cost of services	$5.5	$10.6	$15.0
Selling, general and administrative	25.4	36.2	44.5
Total expenses, pre-tax	$30.9	$46.8	$59.5
Total expenses, net of tax	$20.2	$32.0	$39.3

There were no restructuring and related expenses incurred during the year ended December 31, 2012.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restructuring and related expenses incurred by reportable segment (in millions). Restructuring and related expenses have not been allocated to the Company's segments disclosed in Note 17. While these items are identifiable to the Company's segments, these expenses have been excluded from the measurement of segment operating profit provided to the chief operating decision maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation.

Activity	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
2010 Restructuring and Related Expenses	$44.7	$9.8	$3.0	$2.0	$59.5
2011 Restructuring and Related Expenses	33.7	6.2	5.0	1.9	46.8
Total expenses	$78.4	$16.0	$8.0	$3.9	$106.3

5.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2012, 2011 and 2010 totaled $66.1 million, $131.9 million and $183.5 million, respectively. Commission expense recognized for Finint prior to October 31, 2011 and Costa prior to April 20, 2011, the date of the acquisitions (see Note 3), was considered a related party transaction.

The Company has a director who is also a director for a company that previously held significant investments in two of the Company's existing agents. As of December 31, 2012, this company holds a significant investment in one agent. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $28.9 million, $58.8 million, and $52.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to these agents during the period the agents were affiliated with the Company's director.

6.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $100 million in outstanding letters of credit and bank guarantees as of December 31, 2012 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. as a defendant. On April 25, 2011, the Company and Western Union Financial Services, Inc. filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. Western Union Financial Services, Inc. also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. The settlement agreement, which is subject to the Court's final approval, would result in a substantial amount of the settlement proceeds to be paid from the Company's existing related unclaimed property liabilities. If a settlement agreement is not approved, the Company and Western Union Financial Services, Inc. intend to vigorously defend themselves against both lawsuits.

During 2009, the Company recorded an accrual of $71.0 million for an agreement and settlement with the State of Arizona and other states, which was paid in 2010. On February 11, 2010, the Company signed this agreement and settlement, which resolved all outstanding legal issues and claims with the State of Arizona and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The accrual included amounts for reimbursement to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. On January 23, 2013, the monitor announced his intention to resign. A replacement monitor has been identified and is subject to court appointment. Pursuant to the terms and conditions of the agreement and settlement, the costs of the investments in the Company's programs and for the monitor were expected to be $23.0 million over the period from signing through 2013; however, actual costs have exceeded this amount. In addition, in the fourth quarter of 2012, the Company's Business Solutions business was included in the scope of the monitor's review. The Company is considering entering into an extension of the term of the agreement and settlement, or another arrangement with the State of Arizona, either of which would require the approval of the State of Arizona and could have further adverse effects on the Company's business, including additional costs. The monitor has made a number of recommendations related to the Company's compliance programs. While the Company has devoted significant time and resources to these efforts, it is expected that not every recommendation of the monitor will be fully implemented within the required timeframe ending on July 31, 2013. If the Company is not able to negotiate an extension of the agreement and settlement or other arrangement and the State of Arizona determines that the Company has committed a willful and material breach, the State of Arizona has indicated that it will pursue remedies under the agreement and settlement, which could include initiating civil or criminal actions. The pursuit by the State of Arizona of remedies under the agreement and settlement could have a material adverse effect on the Company's business, financial condition or results of operations.

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California (“USAO”) seeking documents relating to Shen Zhou International (“US Shen Zhou”), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering compliance policies and procedures. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investment Securities

Investment securities, classified within “Settlement assets” in the Consolidated Balance Sheets, consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but that have varying maturities through 2049. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of December 31, 2012, the majority of the Company's investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2012, 2011 and 2010 were $16.3 billion, $14.2 billion and $14.7 billion, respectively.

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

The components of investment securities are as follows (in millions):

December 31, 2012	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
State and municipal debt securities (a)	$991.5	$1,003.7	$12.5	$(0.3)	$12.2
State and municipal variable rate demand notes	463.3	463.3	—	—	—
Corporate debt and other	47.7	47.8	0.1	—	0.1
	$1,502.5	$1,514.8	$12.6	$(0.3)	$12.3

December 31, 2011	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
State and municipal debt securities (a)	$858.5	$866.5	$10.4	$(2.4)	$8.0
State and municipal variable rate demand notes	376.9	376.9	—	—	—
Corporate debt and other	88.7	88.6	0.6	(0.7)	(0.1)
	$1,324.1	$1,332.0	$11.0	$(3.1)	$7.9
____________

(a)	The majority of these securities are fixed rate instruments.

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2012 and 2011.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes contractual maturities of investment securities as of December 31, 2012 (in millions):

	Amortized Cost	Fair Value
Due within 1 year	$228.5	$229.5
Due after 1 year through 5 years	785.0	795.9
Due after 5 years through 10 years	79.3	79.6
Due after 10 years	409.7	409.8
	$1,502.5	$1,514.8

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $21.0 million, $15.5 million, $26.0 million and $400.8 million are included in the “Due within 1 year,” “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2012	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$1,003.7	$—	$1,003.7
State and municipal variable rate demand notes	—	463.3	—	463.3
Corporate debt and other	—	47.8	—	47.8
Derivatives	—	96.8	—	96.8
Total assets	$—	$1,611.6	$—	$1,611.6
Liabilities:
Notes and other borrowings	$—	$4,200.8	$—	$4,200.8
Derivatives	—	86.1	—	86.1
Total liabilities	$—	$4,286.9	$—	$4,286.9

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2011	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$866.5	$—	$866.5
State and municipal variable rate demand notes	—	376.9	—	376.9
Corporate debt and other	0.1	88.5	—	88.6
Derivatives	—	124.8	—	124.8
Total assets	$0.1	$1,456.7	$—	$1,456.8
Liabilities:
Commercial paper	$—	$297.0	$—	$297.0
Notes and other borrowings	—	3,563.5	—	3,563.5
Total borrowings	—	3,860.5	—	3,860.5
Derivatives	—	86.6	—	86.6
Total liabilities	$—	$3,947.1	$—	$3,947.1

No non-recurring fair value adjustments were recorded during the years ended December 31, 2012 and 2011, except those associated with acquisitions, as disclosed in Note 3.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, settlement receivables and settlement obligations, and commercial paper borrowings approximate fair value due to their short maturities. The aggregate fair value of the Company's borrowings, excluding commercial paper borrowings, was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $4,029.2 million and $3,583.2 million as of December 31, 2012 and 2011, respectively (see Note 15).

The fair value of the assets in the Trust, which holds the assets for the Company's defined benefit plan, is disclosed in Note 11.

9.  Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2012	2011
Other assets:
Derivatives	$96.8	$124.8
Prepaid expenses	56.9	54.5
Equity method investments	41.0	41.3
Amounts advanced to agents, net of discounts	37.7	34.1
Other receivables	21.4	37.6
Debt issue costs	17.3	15.8
Deferred customer set up costs	15.9	18.0
Accounts receivable, net	15.6	14.8
Other	17.3	22.5
Total other assets	$319.9	$363.4
Other liabilities:
Pension obligations	$102.1	$112.7
Derivatives	86.1	86.6
Deferred revenue	30.5	33.6
Other	36.0	40.7
Total other liabilities	$254.7	$273.6

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Components of pre-tax income:
Domestic	$94.8	$423.9	$151.4
Foreign	1,074.0	850.7	993.8
	$1,168.8	$1,274.6	$1,145.2

For the years ended December 31, 2012, 2011 and 2010, 92%, 67% and 87% of the Company's pre-tax income was derived from foreign sources, respectively. For the year ended December 31, 2011, the increase in domestic pre-tax income and decrease in foreign pre-tax income were primarily due to the pre-tax impact of the Company's agreement with the United States Internal Revenue Service (“IRS Agreement”) resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Federal	$92.5	$78.1	$132.2
State and local	(14.8)	4.5	39.8
Foreign	65.2	26.6	63.3
	$142.9	$109.2	$235.3

Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company's foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

The Company's effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	0.6%	2.0%	1.9%
Foreign rate differential, net of U.S. tax paid on foreign earnings (5.1%, 1.2%, and 5.1%, respectively)	(22.5)%	(14.0)%	(12.0)%
IRS Agreement	—%	(16.1)%	—%
Other	(0.9)%	1.7%	(4.4)%
Effective tax rate	12.2%	8.6%	20.5%

For the years ended December 31, 2012 and 2011, the Company's effective tax rate significantly decreased due to the IRS Agreement, which resolved substantially all of the issues related to the Company's restructuring of its international operations in 2003, as described below, and resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter for the year ended December 31, 2011. For the year ended December 31, 2012, the Company's effective tax rate was also impacted by benefits from favorable tax settlements and changes in the mix of foreign and U.S. income and applicable tax rates, and for the year ended December 31, 2011, the Company's effective tax rate was also impacted by higher taxes associated with the Finint and Costa remeasurement gains (see Note 3). The tax rate for the year ended December 31, 2010 was impacted by a cumulative tax planning benefit from certain foreign acquisitions and the settlement with the United States Internal Revenue

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service (“IRS”) of certain issues relating to the 2002-2004 tax years. The Company continues to benefit from a significant proportion of its profits being foreign-derived, and therefore taxed at lower rates than its combined federal and state tax rates in the United States. However, certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
The Company's provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$117.2	$36.2	$103.6
State and local	(2.5)	0.6	30.1
Foreign	63.4	51.2	73.0
Total current taxes	178.1	88.0	206.7
Deferred:
Federal	(24.7)	41.9	28.6
State and local	(12.3)	3.9	9.7
Foreign	1.8	(24.6)	(9.7)
Total deferred taxes	(35.2)	21.2	28.6
	$142.9	$109.2	$235.3

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2012	2011
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$65.7	$40.6
Pension obligations	36.7	40.0
Tax attribute carryovers	4.2	11.9
Other	22.8	20.6
Total deferred tax assets	129.4	113.1
Deferred tax liabilities related to:
Intangibles, property and equipment	481.5	502.8
Total deferred tax liabilities	481.5	502.8
Net deferred tax liability	$352.1	$389.7
Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2012, the total amount of tax contingency reserves was $111.9 million, including accrued interest and penalties, net of related benefits. The Company's tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company's income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company's consolidated financial statements in future periods and could impact operating cash flows.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in “Income taxes payable” in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2012	2011
Balance as of January 1,	$123.7	$618.7
Increases - positions taken in current period (a)	13.1	143.1
Increases - positions taken in prior periods (b)	—	34.1
Increases - acquisitions	—	9.7
Decreases - positions taken in prior periods	(6.1)	(27.9)
Decreases - settlements with taxing authorities	(24.1)	(650.9)
Decreases - lapse of applicable statute of limitations	(3.4)	(3.1)
Balance as of December 31,	$103.2	$123.7
____________

(a)	Includes recurring accruals for issues which initially arose in previous periods.

(b)	Changes to positions taken in prior periods relate to changes in estimates used to calculate prior period unrecognized tax benefits.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $93.5 million and $115.6 million as of December 31, 2012 and 2011, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Consolidated Balance Sheets. The Company recognized $0.5 million, $(4.0) million, and $6.9 million in interest and penalties during the years ended December 31, 2012, 2011 and 2010, respectively. The Company has accrued $20.0 million and $20.7 million for the payment of interest and penalties as of December 31, 2012 and 2011, respectively.

The unrecognized tax benefits accrual as of December 31, 2012 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $25 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for the years 2005 and 2006. The Company's United States federal income tax returns since the Spin-off are also eligible to be examined.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003. As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, of which $92.4 million were made in the year ended December 31, 2012. In the first quarter of 2010, the Company made a $250 million tax deposit relating to United States federal tax liabilities, including those arising from the Company’s 2003 international restructuring, which had been previously accrued in the Company’s consolidated financial statements. The deposit was recorded as a reduction to “Income taxes payable” in the Consolidated Balance Sheets and a decrease in cash flows from operating activities in the Consolidated Statement of Cash Flows. The deposit limited the further accrual of interest charges with respect to such tax liabilities, to the extent of the deposit. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods, and issued its report on October 31, 2012 (“FDC 30-Day Letter”). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“WU 30-Day Letter”). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.

As of December 31, 2012, no provision had been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $4.4 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

The Company administers more than 25 defined contribution plans in various countries globally on behalf of approximately 1,500 employee participants as of December 31, 2012. Such plans have vesting and employer contribution provisions that vary by country.

In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k).

The aggregate amount charged to expense in connection with all of the above plans was $15.3 million, $12.8 million and $12.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Plan

The Company has one frozen defined benefit pension plan (“Plan”) for which it has recorded unfunded pension obligations of $102.1 million and $112.7 million as of December 31, 2012 and 2011, respectively, included in “Other liabilities” in the Consolidated Balance Sheets. The Company made contributions of approximately $25 million to the Plan in both years ended December 31, 2012 and 2011, including discretionary contributions of $5 million and $3 million for the years ended December 31, 2012 and 2011, respectively. The Company will be required to fund approximately $23 million to the Plan in 2013.

The Company recognizes the funded status of the Plan in its Consolidated Balance Sheets with a corresponding adjustment to “Accumulated other comprehensive loss,” net of tax.

The following table provides a reconciliation of the changes in the Plan's projected benefit obligation, fair value of assets and the funded status (in millions):

	2012	2011
Change in projected benefit obligation
Projected benefit obligation as of January 1,	$414.4	$402.9
Interest cost	14.7	17.9
Actuarial loss	30.2	35.3
Benefits paid	(40.5)	(41.7)
Projected benefit obligation as of December 31,	$418.8	$414.4
Change in plan assets
Fair value of plan assets as of January 1,	$301.7	$290.1
Actual return on plan assets	30.5	28.3
Benefits paid	(40.5)	(41.7)
Company contributions	25.0	25.0
Fair value of plan assets as of December 31,	316.7	301.7
Funded status of the plan as of December 31,	$(102.1)	$(112.7)
Accumulated benefit obligation as of December 31,	$418.8	$414.4

Differences in expected returns on plan assets estimated at the beginning of the year versus actual returns, and assumptions used to estimate the beginning of year projected benefit obligation versus the end of year obligation (principally discount rate and mortality assumptions) are, on a combined basis, considered actuarial gains and losses. Such actuarial gains and losses are recognized as a component of “Comprehensive income” and amortized to income over the average remaining life expectancy of the plan participants. Included in “Accumulated other comprehensive loss” as of December 31, 2012 is $12.4 million ($7.8 million, net of tax) of actuarial losses that are expected to be recognized in net periodic pension cost during the year ended December 31, 2013.

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	2012	2011
Accrued benefit liability	$(102.1)	$(112.7)
Accumulated other comprehensive loss (pre-tax)	206.8	196.8
Net amount recognized	$104.7	$84.1

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Year Ended December 31,
	2012	2011	2010
Interest cost	$14.7	$17.9	$20.1
Expected return on plan assets	(20.8)	(21.3)	(20.4)
Amortization of actuarial loss	10.5	8.1	6.2
Net periodic benefit cost	$4.4	$4.7	$5.9

The accrued loss related to the pension liability included in “Accumulated other comprehensive loss”, net of tax, increased $7.7 million, $12.5 million and $3.9 million in 2012, 2011 and 2010, respectively.

The rate assumptions used in the measurement of the Company's benefit obligation were as follows:

	2012	2011
Discount rate	3.03%	3.72%

The rate assumptions used in the measurement of the Company's net cost were as follows:

	2012	2011	2010
Discount rate	3.72%	4.69%	5.30%
Expected long-term return on plan assets	7.00%	7.00%	6.50%

The Company measures the Plan's obligations and annual expense using assumptions that reflect best estimates and are consistent to the extent that each assumption reflects expectations of future economic conditions. As the bulk of the pension benefits will not be paid for many years, the computation of pension expenses and benefits is based on assumptions about future interest rates and expected rates of return on plan assets. In general, pension obligations are most sensitive to the discount rate assumption, and it is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities.

The estimated undiscounted future benefit payments are expected to be $39.2 million in 2013, $37.8 million in 2014, $36.3 million in 2015, $34.8 million in 2016, $33.2 million in 2017 and $141.0 million in 2018 through 2022.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension plan asset allocation as of December 31, 2012 and 2011, and target allocations based on investment policies, were as follows:

	Percentage of Plan Assets as of Measurement Date
Asset Class	2012	2011
Equity investments	16%	17%
Debt securities	62%	61%
Alternative investments	22%	22%

Target Allocation
Equity investments	15%
Debt securities	60%
Alternative investments	25%

The assets of the Company's Plan are managed in a third-party Trust. The investment policy and allocation of the assets in the Trust are overseen by the Company's Investment Council. The Company employs a total return investment approach whereby a mix of equity, fixed income, and alternative investments are used in an effort to maximize the long-term return of plan assets. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity, fixed-income, and alternative investments (e.g. hedge funds, royalty rights and private equity funds). Furthermore, equity investments are diversified across United States and non-United States stocks, as well as securities deemed to be growth, value, and small and large capitalizations. Alternative investments, the significant majority of which are hedge funds, are used in an effort to enhance long-term returns while improving portfolio diversification. Hedge fund strategy types include, but are not limited to: commodities/currencies, equity long-short, global-macro, relative value, event driven, and multi-strategy. The Plan holds derivative contracts directly which consist of interest rate swap agreements, under which the Plan is committed to pay a short-term LIBOR-based variable interest rate in exchange for a fixed interest rate based on five and ten-year maturities. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan's exposure to interest rate volatility and to provide an additional source of return. Cash held by the Plan is used to satisfy margin requirements on the derivatives. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect investments of the Trust that were measured and carried at fair value (in millions). For information on how the Company measures fair value, refer to Note 2.

December 31, 2012	Fair Value Measurement Using			Total Assets
Asset Class	Level 1	Level 2	Level 3	at Fair Value
Equity investments:
Domestic	$24.2	$—	$—	$24.2
International (a)	1.4	25.0	—	26.4
Debt securities:
Corporate debt (b)	—	131.4	—	131.4
U.S. treasury bonds	52.3	—	—	52.3
State and municipal debt securities	—	4.4	—	4.4
Other	—	3.1	—	3.1
Alternative investments:
Hedge funds (c)	—	44.7	—	44.7
Royalty rights and private equity (d)	—	—	23.8	23.8
Total investments of the Trust at fair value	$77.9	$208.6	$23.8	$310.3
Other assets				6.4
Total investments of the Trust	$77.9	$208.6	$23.8	$316.7

December 31, 2011	Fair Value Measurement Using			Total Assets
Asset Class	Level 1	Level 2	Level 3	at Fair Value
Equity investments:
Domestic	$28.1	$—	$—	$28.1
International	—	22.4	—	22.4
Debt securities:
Corporate debt (b)	—	134.1	—	134.1
U.S. treasury bonds	39.8	—	—	39.8
U.S. government agencies	—	4.7	—	4.7
Other	—	3.0	—	3.0
Alternative investments:
Hedge funds (c)	—	52.8	—	52.8
Royalty rights and private equity (d)	—	—	13.6	13.6
Total investments of the Trust at fair value	$67.9	$217.0	$13.6	$298.5
Other assets				3.2
Total investments of the Trust	$67.9	$217.0	$13.6	$301.7
____________

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Funds included herein have redemption frequencies of daily to monthly, with redemption notice periods of one to ten business days.
(b)	Substantially all corporate debt securities are investment grade securities.
(c)
Hedge funds generally hold liquid and readily priceable securities, such as public equities, exchange-traded derivatives, and corporate bonds. Hedge funds themselves do not have readily available market quotations, and therefore are valued using the Net Asset Value (“NAV”) per share provided by the investment sponsor or third party administrator. Funds investing in diverse hedge fund strategies (primarily commingled funds) with the following composition of underlying hedge fund investments within the pension plans at December 31, 2012: commodities/currencies (24%), equity long/short (21%), global-macro (16%), relative value (16%), event driven (13%), and multi-strategy (10%). As of December 31, 2012, funds included herein had redemption frequencies of monthly to quarterly, with redemption notice periods of one to 45 days.

(d)
Diversified investments in royalty rights related to the sale of pharmaceutical products by third parties. Also included are private equity funds with a focus on venture capital. These investments are illiquid, with investment distributions expected to be received over the next five to seven years.

The maturities of debt securities as of December 31, 2012 range from less than one year to approximately 32 years with a weighted-average maturity of 15 years.

The following tables provide summaries of changes in the fair value of the Trust's Level 3 financial assets (in millions):

	Royalty Rights	Private Equity	Total
Balance, January 1, 2011	$—	$1.3	$1.3
Actual return on plan assets:
Relating to assets still held as of the reporting date	—	(0.8)	(0.8)
Relating to assets sold during the period	—	0.9	0.9
Net purchases and sales	11.4	0.8	12.2
Balance, December 31, 2011	$11.4	$2.2	$13.6
Actual return on plan assets:
Relating to assets still held as of the reporting date	1.6	0.1	1.7
Relating to assets sold during the period	0.8	(0.1)	0.7
Net purchases and sales	7.6	0.2	7.8
Balance, December 31, 2012	$21.4	$2.4	$23.8

Royalty rights are held through investment funds. These investments are priority interests in contractual royalty revenue derived from the sale of pharmaceutical products that entitle the investment fund to receive a portion of revenue from the patent-protected product. The fair value of the Company's investment in royalty rights is estimated using consensus sales estimates for the pharmaceutical products obtained from third-party experts, which are multiplied by the contractual royalty rate, and then discounted by an interest rate based off the estimated weighted average cost of capital of the pharmaceutical sector (approximately 12%).

Private equity funds invest in the non-marketable securities of individual private companies. These private companies ultimately may become public in the future. The fair value of the Company's investment in private equity funds is estimated using many types of inputs, including historical sales multiples, valuations of comparable public companies, and recently completed equity financings.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Operating Lease Commitments

The Company leases certain real properties for use as customer service centers and administrative and sales offices. The Company also leases data communications terminals, computers and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $53.9 million, $44.2 million and $34.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the minimum aggregate rental commitments under all non-cancelable operating leases, net of sublease income commitments aggregating $1.0 million through 2017, were as follows (in millions):

Year Ending December 31,
2013	$40.3
2014	30.6
2015	24.8
2016	18.5
2017	14.4
Thereafter	21.1
Total future minimum lease payments	$149.7

13.  Stockholders' Equity

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with shareholders. The major components include unrealized gains and losses on investment securities, gains or losses from cash flow hedging activities, foreign currency translation adjustments and defined benefit pension plan liability adjustments.

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

The defined benefit pension plan liability adjustment is recognized for the difference between estimated assumptions (e.g., asset returns, discount rates, mortality) and actual results. The amount in “Accumulated other comprehensive loss” is amortized to income over the remaining life expectancy of the plan participants. Details of the pension plan's assets and obligations are explained further in Note 11.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Unrealized gains on investment securities	$7.7	$4.9	$3.1
Unrealized gains/(losses) on hedging activities	(21.9)	5.1	(21.9)
Foreign currency translation adjustment	(8.5)	(6.3)	(4.3)
Defined benefit pension liability adjustment	(129.9)	(122.2)	(109.7)
	$(152.6)	$(118.5)	$(132.8)

Cash Dividends Paid

During 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per common share in the fourth quarter and $0.10 per common share in each of the first three quarters, representing $254.2 million in total dividends. Of this amount, $72.0 million was paid on December 31, 2012, $59.9 million was paid on October 8, 2012, $60.7 million was paid on June 29, 2012 and $61.6 million was paid on March 30, 2012. During 2011, the Company's Board of Directors declared quarterly cash dividends of $0.08 per common share in each of the last three quarters of 2011 and $0.07 per common share in the first quarter of 2011, representing $194.2 million in total dividends. Of this amount, $49.6 million was paid on both December 30, 2011 and October 7, 2011, $50.3 million was paid on June 30, 2011 and $44.7 million was paid on March 31, 2011. During 2010, the Company's Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters representing $165.3 million in total dividends. Of this amount, $45.8 million was paid on December 31, 2010, $39.4 million was paid on October 14, 2010, $39.6 million was paid on June 30, 2010 and $40.5 million was paid on March 31, 2010.

On February 21, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share payable on March 29, 2013.

Share Repurchases

During the years ended December 31, 2012, 2011 and 2010, 51.0 million, 40.3 million and 35.6 million shares, respectively, have been repurchased for $771.9 million, $800.0 million and $584.5 million, respectively, excluding commissions, at an average cost of $15.12, $19.83 and $16.44 per share, respectively. As of December 31, 2012, $393.6 million remains available under share repurchase authorizations approved by the Board of Directors through December 31, 2013.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the Canadian dollar, British pound, Australian dollar, and other currencies, related to forecasted money transfer revenues and on money transfer settlement assets and obligations. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

Foreign Currency — Consumer-to-Consumer
The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2012, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2012 were as follows (in millions):

Contracts not designated as hedges:
Euro	$254.9
Canadian dollar	47.3
British pound	40.8
Other	179.8
Contracts designated as hedges:
Euro	$485.2
Canadian dollar	126.7
British pound	95.6
Australian dollar	48.1
Other	83.3

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency — Business Solutions

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency Business Solutions payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $332.0 million, $154.6 million, and $105.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of December 31, 2012 were approximately $3.9 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, British pound, and Australian dollar.

Interest Rate Hedging — Corporate

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges utilizing the short-cut method, which permits an assumption of no ineffectiveness if certain criteria are met. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within “Borrowings” in the Consolidated Balance Sheets and “Interest expense” in the Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed-rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed-rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

As of December 31, 2012 and 2011, the Company held interest rate swaps in an aggregate notional amount of $800.0 million and $500.0 million, respectively. Of this aggregate notional amount held at December 31, 2012, $500.0 million related to notes due in 2014 and $300.0 million related to notes due in 2018.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$13.1	$4.4	Other liabilities	$—	$—
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	10.8	37.0	Other liabilities	17.6	6.6
Total		$23.9	$41.4		$17.6	$6.6
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$71.9	$79.8	Other liabilities	$66.5	$67.6
Foreign currency — Consumer-to-Consumer	Other assets	1.0	3.6	Other liabilities	2.0	12.4
Total		$72.9	$83.4		$68.5	$80.0
Total derivatives		$96.8	$124.8		$86.1	$86.6
The following table summarizes the net fair value of derivatives held as of December 31, 2012 and their expected maturities (in millions):

	Total	2013	2014	Thereafter
Foreign currency cash flow hedges — Consumer-to-Consumer	$(6.8)	$(1.8)	$(5.0)	$—
Foreign currency undesignated hedges — Consumer-to-Consumer	(1.0)	(1.0)	—	—
Foreign currency undesignated hedges — Business Solutions	5.4	5.4	—	—
Interest rate fair value hedges — Corporate	13.1	—	12.9	0.2
Total	$10.7	$2.6	$7.9	$0.2
Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2012, 2011 and 2010 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives					Gain/(Loss) Recognized in Income on Related Hedged Item (a)
	Income Statement Location	Amount				Income Statement Location	Amount
Derivatives		2012	2011	2010	Hedged Item		2012	2011	2010
Interest rate contracts	Interest expense	$3.9	$11.8	$13.3	Fixed-rate debt	Interest expense	$3.7	$12.6	$10.5
Total gain		$3.9	$11.8	$13.3			$3.7	$12.6	$10.5

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Gain/(Loss) Recognized			Gain/(Loss) Reclassified				Gain/(Loss) Recognized in Income on
	in OCI on Derivatives			from Accumulated OCI into Income				Derivatives (Ineffective Portion and Amount
	(Effective Portion)			(Effective Portion)				Excluded from Effectiveness Testing) (b)
	Amount			Income Statement Location	Amount			Income Statement Location	Amount
Derivatives	2012	2011	2010		2012	2011	2010		2012	2011	2010
Foreign currency contracts	$(20.1)	$16.4	$20.0	Revenue	$13.4	$(30.3)	$24.5	Derivative gains/(losses), net	$(0.1)	$(10.2)	$(1.5)
Interest rate contracts (c)	—	(21.6)	(4.2)	Interest expense	(3.6)	(2.7)	(1.5)	Interest expense	—	—	(0.1)
Total gain/(loss)	$(20.1)	$(5.2)	$15.8		$9.8	$(33.0)	$23.0		$(0.1)	$(10.2)	$(1.6)
Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
Derivatives		2012	2011	2010
Foreign currency contracts (e)	Selling, general and administrative	$(10.6)	$5.9	$(1.0)
Foreign currency contracts (f)	Derivative gains/(losses), net	0.6	21.9	0.6
Total gain/(loss)		$(10.0)	$27.8	$(0.4)
 ____________________

(a)
The 2012 gain of $3.7 million was comprised of a loss in value on the debt of $3.9 million and amortization of hedge accounting adjustments of $7.6 million. The 2011 gain of $12.6 million was comprised of a loss in value on the debt of $11.8 million and amortization of hedge accounting adjustments of $24.4 million. The 2010 gain of $10.5 million was comprised of a loss in value on the debt of $13.3 million and amortization of hedge accounting adjustments of $23.8 million.

(b)
The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(c)
The Company uses derivatives to hedge the forecasted issuance of fixed-rate debt and records the effective portion of the derivative’s fair value in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. These amounts are reclassified to “Interest expense” in the Consolidated Statements of Income over the life of the related notes.

(d)
The Company uses foreign currency forward and option contracts as part of its Business Solutions payments operations. These derivative contracts are excluded from this table as they are managed as part of a broader currency portfolio that includes non-derivative currency exposures. The gains and losses on these derivatives are included as part of the broader disclosure of portfolio revenue for this business discussed above.

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gain/(loss) on settlement assets and obligations and cash balances were $7.8 million, $(20.5) million and $(2.5) million for the years ended 2012, 2011 and 2010, respectively.

(f)
The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract. Additionally, in the year ended December 31, 2011, the Company entered into derivative contracts, consisting of foreign currency forward contracts with maturities of less than one year, to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition, and recorded a net gain of $20.8 million in “Derivatives gains/(losses), net.”

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An accumulated other comprehensive pre-tax gain of $1.9 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2012. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in “Interest expense” in the Consolidated Statements of Income within the next 12 months as of December 31, 2012. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

15.  Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Due in less than one year:
Commercial paper	$—	$297.0
Floating rate notes (effective rate of 0.9%) due 2013	300.0	300.0
Due in greater than one year (a):
6.500% notes (effective rate of 5.6%) due 2014	500.0	500.0
2.375% notes (effective rate of 2.4%) due 2015 (b)	250.0	—
5.930% notes due 2016 (c)	1,000.0	1,000.0
2.875% notes (effective rate of 3.0%) due 2017 (b)	500.0	—
3.650% notes (effective rate of 4.4%) due 2018	400.0	400.0
5.253% notes due 2020 (c)	324.9	324.9
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Other borrowings	5.8	8.8
Total borrowings at par value	4,030.7	3,580.7
Fair value hedge accounting adjustments, net (a)	20.2	23.9
Unamortized discount, net	(21.7)	(21.4)
Total borrowings at carrying value (d)	$4,029.2	$3,583.2
____________________

(a)
The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “Interest expense” in the Consolidated Statements of Income over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(b)
On December 10, 2012, the Company issued $250.0 million of aggregate principal amount of 2.375% unsecured fixed rate notes due 2015 (“2015 Notes”) and $500.0 million of aggregate principal amount of 2.875% unsecured fixed rate notes due 2017 (“2017 Notes”). The interest rate on the 2015 Notes and 2017 Notes may be adjusted under certain circumstances as described below.

(c)	The difference between the stated interest rate and the effective interest rate is not significant.

(d)	As of December 31, 2012, the Company's weighted-average effective rate on total borrowings was approximately 4.8%.

The Company's maturities of borrowings at par value as of December 31, 2012 are $300.0 million in 2013, $500.0 million in 2014, $250.0 million in 2015, $1.0 billion in 2016, $500.0 million in 2017 and approximately $1.5 billion thereafter.

The Company's obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program

Pursuant to the Company's commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company's Revolving Credit Facility. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. The Company had no commercial paper borrowings outstanding as of December 31, 2012. During the years ended December 31, 2012 and 2011, the average commercial paper balance outstanding was $161.3 million and $89.7 million, respectively, and the maximum balance outstanding was $422.8 million and $784.1 million, respectively. Proceeds from the Company's commercial paper borrowings were used for general corporate purposes.

Revolving Credit Facility

On September 23, 2011, the Company entered into a credit agreement which expires January 2017 providing for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility (“Revolving Credit Facility”). The Revolving Credit Facility contains certain covenants that, among other things, limit or restrict the Company's ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness, subject to certain exceptions. The Company is required to maintain compliance with a consolidated interest coverage ratio covenant. The Revolving Credit Facility supports borrowings under the Company's $1.5 billion commercial paper program.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 100 basis points. A facility fee of 12.5 basis points is also payable quarterly on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of the Company's credit ratings.

As of and during the years ended December 31, 2012 and 2011, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2012, the Company had no commercial paper borrowings outstanding and as of December 31, 2011, the Company had $297.0 million of commercial paper borrowings outstanding, which left $1,650.0 million and $1,353.0 million remaining that was available to borrow on the Revolving Credit Facility, respectively.

Notes

On December 10, 2012, the Company issued $250.0 million and $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2015 and December 10, 2017, respectively. Interest with respect to the 2015 Notes and 2017 Notes is payable semi-annually in arrears on June 10 and December 10 of each year, currently based on the per annum interest rates of 2.375% and 2.875%, respectively. The interest rates payable on the 2015 Notes and 2017 Notes will be increased if the debt rating assigned to such notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on either the 2015 Notes or 2017 Notes be increased by more than 2.00% above 2.375% and 2.875% per annum, respectively. The interest rates on the 2015 Notes and 2017 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.375% and 2.875% per annum. The 2015 Notes and 2017 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company's and certain of its subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2015 Notes and 2017 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company may redeem the 2015 Notes and 2017 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 and 40 basis points, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 22, 2011, the Company issued $400.0 million of aggregate principal amount of unsecured notes due August 22, 2018 (“2018 Notes”). Interest with respect to the 2018 Notes is payable semi-annually in arrears on February 22 and August 22 of each year, based on the fixed per annum interest rate of 3.650%. The 2018 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company's and certain of its subsidiaries' ability to incur certain types of security interests, or enter into certain sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2018 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company may redeem the 2018 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 basis points.

On March 7, 2011, the Company issued $300.0 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 (“2013 Notes”). Interest with respect to the 2013 Notes is payable quarterly in arrears on each March 7, June 7, September 7 and December 7, beginning June 7, 2011, at a per annum interest rate equal to the three-month LIBOR plus 58 basis points (reset quarterly). The 2013 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company's and certain of its subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2013 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company has the ability to use existing financing sources, including the Revolving Credit Facility or commercial paper program, and cash, including cash generated from operations and proceeds from the 2015 Notes and 2017 Notes to repay this debt obligation.

On June 21, 2010, the Company issued $250.0 million of aggregate principal amount of unsecured notes due June 21, 2040 (“2040 Notes”). Interest with respect to the 2040 Notes is payable semi-annually on June 21 and December 21 each year based on the fixed per annum interest rate of 6.200%. The 2040 Notes are subject to covenants that, among other things, limit or restrict the Company's and certain of its subsidiaries' ability to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2040 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 2011 Notes for unsecured notes due April 1, 2020 (“2020 Notes”). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum interest rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into “Interest expense” over the life of the notes. The 2020 Notes are subject to covenants that, among other things, limit or restrict the Company's and certain of its subsidiaries' ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

The 2020 Notes were originally issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On October 8, 2010, the Company exchanged the 2020 Notes for notes registered under the Securities Act, pursuant to the terms of a Registration Rights Agreement.

On February 26, 2009, the Company issued $500.0 million of aggregate principal amount of unsecured notes due February 26, 2014 (“2014 Notes”). Interest with respect to the 2014 Notes is payable semi-annually on February 26 and August 26 each year based on the fixed per annum interest rate of 6.500%. The 2014 Notes are subject to covenants that, among other things, limit or restrict the Company's and certain of its subsidiaries' ability to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2014 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 50 basis points.

On November 17, 2006, the Company issued $1.0 billion aggregate principal amount of 5.400% Notes due 2011 (“2011 Notes”) and $500.0 million aggregate principal amount of 6.200% Notes due 2036 (“2036 Notes”). The 2011 Notes were redeemed upon maturity in November 2011.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest with respect to the 2036 Notes is payable semi-annually on May 17 and November 17 each year based on the fixed per annum interest rate of 6.200%. The 2036 Notes are subject to covenants that, among other things, limit or restrict the Company's and certain of its subsidiaries' ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 25 basis points.

On September 29, 2006, the Company issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016 (“2016 Notes”). Interest on the 2016 Notes is payable semi-annually on April 1 and October 1 each year based on a fixed per annum interest rate of 5.930%. The 2016 Notes are subject to covenants that, among other things, limit or restrict the Company's and certain of its subsidiaries' ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries) or enter into sale and leaseback transactions. The Company may redeem the 2016 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 20 basis points.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan

The Western Union Company 2006 Long-Term Incentive Plan (“2006 LTIP”) provides for the granting of stock options, restricted stock units, unrestricted stock awards and other equity-based awards to employees who perform services for the Company. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP, of which 35.0 million shares are available as of December 31, 2012.

Options granted under the 2006 LTIP are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of options granted to retirement eligible employees, which will vest on a prorated basis, upon termination. Compensation expense related to stock options is recognized over the requisite service period.

Restricted stock awards and units granted under the 2006 LTIP typically become 100% vested on the three year anniversary of the grant date, with the exception of restricted stock units granted to retirement eligible employees, which will vest on a prorated basis, upon termination. The fair value of the awards granted is measured based on the fair value of the shares on the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. The related compensation expense is recognized over the requisite service period which is the same as the vesting period.

The compensation committee of the Company's Board of Directors has also granted the Company's executives and other key employees long-term incentive awards under the 2006 LTIP which consist of two-thirds performance based restricted stock unit awards and one-third stock option awards. The performance based restricted stock units are restricted stock awards. The grant date fair value is fixed and the amount of restricted stock units depends upon certain financial and strategic performance objectives being met over a two-year period plus an additional one-year vesting period after the two-year performance period. For the 2012 awards, achievement is also limited if certain total shareholder return metrics are not met over the three year vesting period. The actual number of performance based restricted stock units that the recipients receive ranges from 0% to 300% of the target number of stock units granted under the LTIP based on the achievement of the performance objectives. Additionally, the compensation committee granted non-executive employees of the Company participating in the 2006 LTIP annual equity grants of two-thirds restricted stock units and one-third stock option awards, or all restricted stock units depending on their employment grade level.

In 2012, the Company started granting bonus stock units out of the 2006 LTIP to the non-employee directors of the Company. Since bonus stock units vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. These awards may be settled immediately unless the participant elects to defer the receipt of common shares under the applicable plan rules.

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (“2006 Director Plan”) provides for the granting of equity-based awards to non-employee directors of the Company. Options granted under the 2006 Director Plan are issued with exercise prices equal to the fair market value of Western Union common stock at the grant date, have 10-year terms, and vest immediately. Since options and deferred stock units under this plan vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. Awards under the plan may be settled immediately unless the participant elects to defer the receipt of the common shares under applicable plan rules. A maximum of 1.5 million shares of common stock may be awarded under the 2006 Director Plan. As of December 31, 2012, the Company has awarded 1.1 million options and 0.3 million unrestricted stock units to non-employee directors of the Company.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Option Activity

A summary of Western Union stock option activity for the year ended December 31, 2012 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2012
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1	30.7	$19.05
Granted	2.7	17.85
Exercised	(3.0)	17.15
Cancelled/forfeited	(3.4)	24.45
Outstanding as of December 31	27.0	$18.46	4.2	$2.9
Options exercisable as of December 31	22.4	$18.69	3.3	$2.1

As of December 31, 2012, approximately 26% of outstanding options to purchase shares of common stock of the Company were held by employees of First Data, all of which have vested.

The Company received $51.9 million, $98.8 million and $44.1 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2012, 2011 and 2010, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company's calculated pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods was approximately $4.6 million as of December 31, 2012. The Company realized total tax benefits during the years ended December 31, 2012, 2011 and 2010 from stock option exercises of $1.2 million, $4.8 million and $1.4 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $5.1 million, $20.6 million and $8.2 million, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Activity

A summary of Western Union activity for restricted stock units and performance based restricted stock units for the year ended December 31, 2012 is listed below (units in millions):

	Year Ended December 31, 2012
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1	3.9	$16.85
Granted	2.7	16.68
Vested	(1.0)	13.38
Forfeited	(0.8)	17.24
Non-vested as of December 31	4.8	$17.38

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance based restricted stock units and bonus stock units for the years ended December 31, 2012, 2011 and 2010 (in millions, except per share data).

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense	$(34.0)	$(31.2)	$(35.9)
Income tax benefit from stock-based compensation expense	10.0	9.8	11.6
Net income impact	$(24.0)	$(21.4)	$(24.3)
Earnings per share:
Basic and Diluted	$(0.04)	$(0.03)	$(0.04)

As of December 31, 2012, there was $15.2 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.5 years, and there was $34.1 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance based restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2012	2011	2010
Stock options granted:
Weighted-average risk-free interest rate	1.2%	2.5%	2.7%
Weighted-average dividend yield	1.8%	1.4%	1.3%
Volatility	33.2%	31.0%	33.9%
Expected term (in years)	6.09	5.80	5.80
Weighted-average grant date fair value	$4.90	$5.99	$5.12

Risk-free interest rate - The risk-free rate for stock options granted during the period is determined by using a United States Treasury rate for the period that coincided with the expected terms listed above.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected dividend yield - The Company's expected annual dividend yield is the calculation of the annualized Western Union dividend divided by an average Western Union stock price on each respective grant date.

Expected volatility - For the Company's executives and non-employee directors, the expected volatility for the 2012, 2011 and 2010 grants was 33.2%, 29.7% and 32.8%, respectively. The expected volatility for the Company's non-executive employees was 33.2%, 31.9% and 34.5% for the 2012, 2011 and 2010 grants, respectively. The Company used a blend of implied and historical volatility. The Company's implied volatility was calculated using the market price of traded options on Western Union's common stock and the historical volatility of Western Union stock data. Prior to 2012, the Company's historical volatility represented a blend of Western Union and First Data (prior to the Spin-off) stock data.

Expected term - For 2012, Western Union's expected term for all employees was approximately 6 years. For 2011 and 2010, Western Union's expected term was approximately 5 years for non-executive employees and approximately 7 years for executives and non-employee directors. The Company's expected term of options was based upon, among other things, historical exercises, the vesting term of the Company's options and the options' contractual term of ten years.

The assumptions used to calculate the fair value of options granted will be evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company's consolidated financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company's historical experience and future expectations. Any change in the forfeiture assumption will be accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the consolidated financial statements of the period in which the change is made. In the future, as more historical data is available to calculate the volatility of Western Union stock and the actual terms Western Union employees hold options, expected volatility and expected term may change which could change the grant-date fair value of future stock option awards and, ultimately, the recorded compensation expense.

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

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.

All businesses that have not been classified in the above segments are reported as “Other” and include the Company's money order, prepaid services, mobile money transfer, and other businesses and services.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's reportable segments are reviewed separately below because each reportable segment represents a strategic business unit that offers different products and serves different markets. The business segment measurements provided to, and evaluated by, the Company's CODM are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

•	Costs incurred for the investigation and closing of acquisitions are included in “Other.”

•
There were no restructuring and related expenses incurred during the year ended December 31, 2012, but the Company incurred expenses of $46.8 million and $59.5 million for the years ended December 31, 2011 and 2010, respectively. These expenses were not allocated to the Company's segments. While these items were identifiable to the Company's segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to Note 4.

•	All items not included in operating income are excluded from the segments.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2012, the Company began assessing performance and allocating resources based on the segment structure described above. Segment results for the years ended December 31, 2011 and 2010 have been reclassified to reflect this structure. The following tables present the Company's reportable segment results for the years ended December 31, 2012, 2011 and 2010, respectively (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Consumer-to-Consumer:
Transaction fees	$3,545.6	$3,580.2	$3,434.3
Foreign exchange revenues	988.5	983.1	905.8
Other revenues	50.2	45.1	43.3
	4,584.3	4,608.4	4,383.4
Consumer-to-Business:
Transaction fees	573.6	581.8	576.5
Foreign exchange revenues	3.4	5.7	3.6
Other revenues	26.9	28.4	30.6
	603.9	615.9	610.7
Business Solutions:
Transaction fees	34.9	5.9	1.3
Foreign exchange revenues	332.0	154.6	105.0
Other revenues	0.5	0.6	0.4
	367.4	161.1	106.7
Other:
Total revenues	109.2	106.0	91.9
	109.2	106.0	91.9
Total consolidated revenues	$5,664.8	$5,491.4	$5,192.7
Operating income/(loss):
Consumer-to-Consumer	$1,266.9	$1,316.0	$1,243.3
Consumer-to-Business	137.6	146.9	146.2
Business Solutions (a)	(54.8)	(9.6)	(24.2)
Other	(19.7)	(21.5)	(5.7)
Total segment operating income	1,330.0	1,431.8	1,359.6
Restructuring and related expenses (Note 4)	—	(46.8)	(59.5)
Total consolidated operating income	$1,330.0	$1,385.0	$1,300.1

____________________

(a)
During the years ended December 31, 2012 and 2011, the Company incurred $42.8 million and $4.8 million, respectively, of integration expenses related to the acquisition of TGBP. There were no TGBP integration expenses incurred during the year ended December 31, 2010. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2012	2011	2010
Assets:
Consumer-to-Consumer	$4,854.2	$4,644.6	$5,014.3
Consumer-to-Business	1,029.6	955.8	730.1
Business Solutions	2,012.6	1,906.2	718.5
Other	1,569.3	1,563.3	1,466.3
Total assets	$9,465.7	$9,069.9	$7,929.2

Depreciation and amortization:
Consumer-to-Consumer	$158.2	$141.0	$130.5
Consumer-to-Business	14.7	18.8	18.3
Business Solutions	65.7	26.8	17.7
Other	7.5	4.7	8.5
Total segment depreciation and amortization	246.1	191.3	175.0
Restructuring and related expenses (Note 4)	—	1.3	0.9
Total consolidated depreciation and amortization	$246.1	$192.6	$175.9

Capital expenditures:
Consumer-to-Consumer	$219.1	$138.4	$85.3
Consumer-to-Business	21.8	13.4	17.5
Business Solutions	16.1	6.7	4.0
Other	11.2	4.0	6.9
Total capital expenditures	$268.2	$162.5	$113.7

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenue:
United States	$1,593.1	$1,568.6	$1,516.0
International	4,071.7	3,922.8	3,676.7
Total	$5,664.8	$5,491.4	$5,192.7
Long-lived assets:
United States	$148.2	$152.1	$159.4
International	47.9	46.0	37.1
Total	$196.1	$198.1	$196.5

The Consumer-to-Consumer geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, the Company splits the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region. The geographic split of revenue above for the Consumer-to-Business and Business Solutions segments is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of “Property and equipment, net,” are presented based upon the location of the assets.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A significant majority of the Company's Consumer-to-Consumer transactions involve at least one non-United States location. Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, each individual agent, Consumer-to-Business, or Business Solutions customer accounted for less than 10% of revenue during these periods.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2012 and 2011 were as follows (in millions, except per share data):

2012 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2012

Revenues	$1,393.4	$1,425.1	$1,421.6	$1,424.7	$5,664.8
Expenses (a) (b)	1,060.9	1,079.2	1,056.0	1,138.7	4,334.8
Operating income	332.5	345.9	365.6	286.0	1,330.0
Other expense, net	42.4	35.8	41.8	41.2	161.2
Income before income taxes	290.1	310.1	323.8	244.8	1,168.8
Provision for income taxes	42.8	38.9	54.3	6.9	142.9
Net income	$247.3	$271.2	$269.5	$237.9	$1,025.9
Earnings per share:
Basic	$0.40	$0.44	$0.45	$0.40	$1.70
Diluted	$0.40	$0.44	$0.45	$0.40	$1.69
Weighted-average shares outstanding:
Basic	619.1	610.9	601.5	588.0	604.9
Diluted	621.9	613.1	604.2	590.2	607.4
____________

(a)
Includes $6.4 million in the first quarter, $14.5 million in the second quarter, $10.3 million in the third quarter, and $11.6 million in the fourth quarter of integration expenses related to the acquisition of TGBP.

(b)	Includes $30.9 million in the fourth quarter of expenses related to productivity and cost-savings initiatives. For more information, see Note 4.

2011 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2011

Revenues	$1,283.0	$1,366.3	$1,410.8	$1,431.3	$5,491.4
Expenses (c) (d)	970.1	1,015.6	1,047.8	1,072.9	4,106.4
Operating income	312.9	350.7	363.0	358.4	1,385.0
Other expense, net (e)	38.2	17.3	49.1	5.8	110.4
Income before income taxes	274.7	333.4	313.9	352.6	1,274.6
Provision for/(benefit from) income taxes (f)	64.5	70.2	74.2	(99.7)	109.2
Net income	$210.2	$263.2	$239.7	$452.3	$1,165.4
Earnings per share:
Basic	$0.32	$0.42	$0.38	$0.73	$1.85
Diluted	$0.32	$0.41	$0.38	$0.73	$1.84
Weighted-average shares outstanding:
Basic	646.9	631.1	624.9	619.4	630.6
Diluted	652.1	635.8	627.1	621.7	634.2
____________

(c)	Includes $24.0 million in the first quarter, $8.9 million in the second quarter and $13.9 million in the third quarter of restructuring and related expenses. For more information, see Note 4.

(d)	Includes $4.8 million in the fourth quarter of integration expenses related to the acquisition of TGBP.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e)
The second quarter includes a gain of $29.4 million, recognized in connection with the remeasurement of the Company's former equity interest in Costa to fair value. The fourth quarter includes a net gain of $20.8 million recorded on derivative contracts, consisting of foreign currency forward contracts with maturities of less than one year, entered into to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition. The fourth quarter also includes a gain of $20.5 million, recognized in connection with the remeasurement of the Company's former equity interest in Finint to fair value.

(f)
In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003. As a result of the IRS Agreement, the Company recognized a tax benefit of $204.7 million in the fourth quarter related to the adjustment of reserves associated with this matter.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2012 and 2011 and statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2012.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in millions, except per share amounts)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$383.7	$1.1
Property and equipment, net of accumulated depreciation of $14.4 and $12.3, respectively	33.6	32.6
Income tax deposit	—	250.0
Other assets	68.4	55.9
Investment in subsidiaries	5,420.3	4,708.8
Total assets	$5,906.0	$5,048.4

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$79.3	$72.0
Income taxes payable	88.3	406.1
Payable to subsidiaries, net	773.5	99.7
Borrowings	4,023.4	3,574.4
Other liabilities	0.9	1.4
Total liabilities	4,965.4	4,153.6
Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 572.1 shares and 619.4 shares issued and outstanding as of December 31, 2012 and 2011, respectively	5.7	6.2
Capital surplus	332.8	247.1
Retained earnings	754.7	760.0
Accumulated other comprehensive loss	(152.6)	(118.5)
Total stockholders' equity	940.6	894.8
Total liabilities and stockholders' equity	$5,906.0	$5,048.4

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Interest income	0.2	0.1	0.2
Interest expense	(178.6)	(181.0)	(168.7)
Other expense	—	(0.1)	(3.3)
Loss before equity in earnings of affiliates and income taxes	(178.4)	(181.0)	(171.8)
Equity in earnings of affiliates, net of tax	1,136.1	1,276.7	1,012.5
Income tax benefit	68.2	69.7	69.2
Net income	1,025.9	1,165.4	909.9
Other comprehensive income/(loss), net of tax	2.0	(11.7)	(1.6)
Other comprehensive income/(loss) of affiliates, net of tax	(36.1)	26.0	(3.9)
Comprehensive income	$991.8	$1,179.7	$904.4

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net cash provided by operating activities	$228.3	$698.1	$631.6
Cash flows from investing activities
Purchases of property and equipment	(3.3)	(4.2)	—
Net cash used in investing activities	(3.3)	(4.2)	—
Cash flows from financing activities
Advances from/(to) subsidiaries, net	679.1	(180.9)	(112.7)
Net proceeds from issuance of borrowings	742.8	696.3	247.0
Principal payments on borrowings	—	(696.3)	—
Net (repayments of)/proceeds from commercial paper	(297.0)	297.0	—
Proceeds from exercise of options	53.4	100.0	42.1
Cash dividends paid	(254.2)	(194.2)	(165.3)
Common stock repurchased	(766.5)	(803.9)	(581.4)
Net cash provided by/(used in) financing activities	157.6	(782.0)	(570.3)
Net change in cash and cash equivalents	382.6	(88.1)	61.3
Cash and cash equivalents at beginning of year	1.1	89.2	27.9
Cash and cash equivalents at end of year	$383.7	$1.1	$89.2

See Notes to Condensed Financial Statements.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The Western Union Company (the “Parent”) is a holding company that conducts substantially all of its business operations through its subsidiaries. Under a parent company only presentation, the Parent's investments in its consolidated subsidiaries are presented under the equity method of accounting, and the condensed financial statements do not present the financial statements of the Parent and its subsidiaries on a consolidated basis. These financial statements should be read in conjunction with The Western Union Company's consolidated financial statements.

2.  Restricted Net Assets

Certain assets of the Parent's subsidiaries totaling approximately $305 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located, or because they constitute undistributed earnings of affiliates of the Parent accounted for under the equity method of accounting. Additionally, certain of the Parent's subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2012, the Parent is in a stockholders' equity position of $940.6 million, and as such, the restricted net assets of the Parent's subsidiaries currently exceeds 25% of the consolidated net assets of the Parent and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.”

3.  Related Party Transactions

On October 1, 2012, the Parent issued a promissory note payable to its 100% owned subsidiary First Financial Management Corporation in the amount of $268.2 million in exchange for funds distributed to the Parent. The promissory note is due on June 30, 2015, bears interest at the fixed rate of 0.23% per annum, and may be repaid at any time without penalty. The promissory note is included within “Payable to subsidiaries, net” in the Condensed Balance Sheets as of December 31, 2012.

Excess cash generated from operations of the Parent's subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is also included within “Payable to subsidiaries, net” in the Condensed Balance Sheets as of December 31, 2012 and 2011. The Parent's subsidiaries periodically distribute excess cash balances to the Parent in the form of a dividend, although the amounts of such dividends may vary from year to year.

The Parent files a consolidated United States federal income tax return, and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent's provision for income taxes has been computed as if it were a separate tax-paying entity.

4.  Commitments and Contingencies

The Parent had $14.5 million in outstanding letters of credit and bank guarantees as of December 31, 2012 with expiration dates through 2013. The letters of credit and bank guarantees are primarily held in connection with credit-related dealings, which include, but are not limited to, derivatives and foreign exchange transactions. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2012, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal 1—Election of Directors,” “Board of Directors Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2013 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2013 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” of our definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 3—Ratification of Selection of Auditors” of our definitive proxy statement for the 2013 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K);

2. Financial Statement Schedule (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K);

3. The exhibits listed in the “Exhibit Index” attached to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

February 22, 2013	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013
Hikmet Ersek

/s/ Scott T. Scheirman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013
Scott T. Scheirman

/s/ Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2013
Amintore T.X. Schenkel

/s/ Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 22, 2013
Jack M. Greenberg

/s/ Dinyar S. Devitre	Director	February 22, 2013
Dinyar S. Devitre

/s/ Richard A. Goodman	Director	February 22, 2013
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 22, 2013
Betsy D. Holden

/s/ Linda Fayne Levinson	Director	February 22, 2013
Linda Fayne Levinson

/s/ Roberto G. Mendoza	Director	February 22, 2013
Roberto G. Mendoza

/s/ Michael A. Miles, Jr.	Director	February 22, 2013
Michael A. Miles, Jr.

/s/ Wulf von Schimmelmann	Director	February 22, 2013
Wulf von Schimmelmann

/s/ Solomon D. Trujillo	Director	February 22, 2013
Solomon D. Trujillo

EXHIBIT INDEX

Exhibit Number	Description

2.1
Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

3.1
Amended and Restated Certificate of Incorporation of The Western Union Company, as filed with the Secretary of State of the State of Delaware on May 23, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference thereto).

3.2
Amended and Restated Bylaws of The Western Union Company, as amended as of May 23, 2012 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference thereto).

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

4.14	Form of Floating Rate Note due 2013 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 7, 2011 and incorporated herein by reference thereto).

4.15	Form of 3.650% Note due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference thereto).

4.16	Form of 2.375% Note due 2015 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 11, 2012 and incorporated herein by reference thereto).

4.17	Form of 2.875% Note due 2017 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 11, 2012 and incorporated herein by reference thereto).

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

10.7
The Western Union Company 2006 Long-Term Incentive Plan, as amended and restated on February 23, 2012 and ratified by the Company's stockholders on May 23, 2012 and as further amended and restated on July 19, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2012 and incorporated herein by reference thereto).*

10.8
The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2008 and incorporated herein by reference thereto).*

10.9
The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.10
The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective September 15, 2011 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.11
The Western Union Company Senior Executive Annual Incentive Plan, as Amended and Restated Effective February 23, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.12	The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective November 30, 2012.*

10.13
The Western Union Company Grandfathered Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.14
Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.15
Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.16
Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.17
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.18
Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.19
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.20
Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.21
Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.22
Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.23
Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the 2002 First Data Corporation Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.24
Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the First Data Corporation 1992 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.25
Form of Nonqualified Stock Option Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.26
Form of Restricted Stock Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.27
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.28
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.29
Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.30
Form of Restricted Stock Unit Award Agreement for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.31
Form of Restricted Stock Unit Award Agreement (Career Shares) for Executive Committee Member Residing in Austria Under The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated Effective December 8, 2009 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.32
Form of 2010 Cash Performance Grant Award Agreement for Executive Committee Members (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.33
Form of Award Agreement under The Western Union Company Senior Executive Annual Incentive Plan for 2010 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.34
Form of Performance-Based Restricted Stock Unit Award Notice for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.35
Employment Contract, dated as of November 9, 2009, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.36
Expatriate Letter Agreement, dated as of November 9, 2009, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.37
First Amendment to Employment Contract and Expatriate Letter Agreement, dated as of October 7, 2010, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference thereto).*

10.38
Expatriate Letter Agreement, dated as of January 4, 2012, between Western Union, LLC and Rajesh K. Agrawal (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.39
Expatriate Letter Agreement, dated as of December 12, 2011, between Western Union, LLC and Robin S. Heller (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.40
Credit Agreement, dated as of September 23, 2011, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, in its capacity as the swing line bank, Wells Fargo Bank, National Association, Citibank, N.A. and JPMorgan Chase Bank, N.A., in their respective capacities as issuing lenders, Citibank, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, Bank of America, N.A., Barclays Bank PLC and U.S. Bank National Association, as documentation agents, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011 and incorporated herein by reference thereto).

10.41
Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.42
Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing Outside of the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.43	Offer Letter, dated as of October 28, 2011, between Western Union, LLC and John Dye.*

10.44	First Amendment to Offer Letter, dated as of November 15, 2011, between Western Union, LLC and John Dye.*

10.45	Offer Letter, dated as of April 12, 2012, between Western Union, LLC and John “David” Thompson.*

12	Computation of Ratio of Earnings to Fixed Charges

14
The Western Union Company Code of Ethics for Senior Financial Officers, as Amended and Restated Effective December 9, 2009 (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).

21	Subsidiaries of The Western Union Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.