Form 10-Q
period 2013-03-31
Western Union CO
filed 2013-05-06
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2013, 557,111,446 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Transaction fees	$978.0	$1,040.9
Foreign exchange revenues	312.4	322.6
Other revenues	35.0	29.9
Total revenues	1,325.4	1,393.4
Expenses:
Cost of services	759.4	783.0
Selling, general and administrative	269.1	277.9
Total expenses	1,028.5	1,060.9
Operating income	296.9	332.5
Other income/(expense):
Interest income	0.4	1.5
Interest expense	(48.9)	(44.4)
Derivative gains, net	0.5	1.6
Other income/(expense), net	1.3	(1.1)
Total other expense, net	(46.7)	(42.4)
Income before income taxes	250.2	290.1
Provision for income taxes	38.2	42.8
Net income	$212.0	$247.3
Earnings per share:
Basic	$0.37	$0.40
Diluted	$0.37	$0.40
Weighted-average shares outstanding:
Basic	567.6	619.1
Diluted	569.7	621.9
Cash dividends declared per common share	$0.125	$0.10

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2013	2012
Net income	$212.0	$247.3
Other comprehensive income/(loss), net of tax (Note 8):
Unrealized gains/(losses) on investment securities	(0.9)	2.8
Unrealized gains/(losses) on hedging activities	20.4	(21.2)
Foreign currency translation adjustments	(3.1)	2.8
Defined benefit pension plan adjustments	2.5	1.6
Total other comprehensive income/(loss)	18.9	(14.0)
Comprehensive income	$230.9	$233.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,417.1	$1,776.5
Settlement assets	3,319.2	3,114.6
Property and equipment, net of accumulated depreciation of $402.2 and $384.5, respectively	198.7	196.1
Goodwill	3,178.5	3,179.7
Other intangible assets, net of accumulated amortization of $562.3 and $519.7, respectively	863.3	878.9
Other assets	384.9	319.9
Total assets	$9,361.7	$9,465.7

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$524.2	$556.2
Settlement obligations	3,319.2	3,114.6
Income taxes payable	228.5	218.3
Deferred tax liability, net	354.0	352.1
Borrowings	3,726.8	4,029.2
Other liabilities	291.4	254.7
Total liabilities	8,444.1	8,525.1

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 559.4 shares and 572.1 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	5.6	5.7
Capital surplus	342.9	332.8
Retained earnings	702.8	754.7
Accumulated other comprehensive loss	(133.7)	(152.6)
Total stockholders’ equity	917.6	940.6
Total liabilities and stockholders’ equity	$9,361.7	$9,465.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$212.0	$247.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15.4	15.3
Amortization	47.5	48.6
Other non-cash items, net	9.3	1.6
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(10.4)	(10.1)
Accounts payable and accrued liabilities	(36.1)	(35.7)
Income taxes payable (Note 12)	7.3	(40.1)
Other liabilities	(7.7)	(11.9)
Net cash provided by operating activities	237.3	215.0
Cash flows from investing activities
Capitalization of contract costs	(11.8)	(55.8)
Capitalization of purchased and developed software	(8.8)	(5.8)
Purchases of property and equipment	(17.3)	(14.2)
Net cash used in investing activities	(37.9)	(75.8)
Cash flows from financing activities
Proceeds from exercise of options	1.7	41.2
Cash dividends paid	(70.3)	(61.6)
Common stock repurchased	(190.2)	(146.8)
Net proceeds from commercial paper	—	53.0
Principal payments on borrowings	(300.0)	—
Net cash used in financing activities	(558.8)	(114.2)
Net change in cash and cash equivalents	(359.4)	25.0
Cash and cash equivalents at beginning of period	1,776.5	1,370.9
Cash and cash equivalents at end of period	$1,417.1	$1,395.9
Supplemental cash flow information:
Interest paid	$16.0	$23.1
Income taxes paid (Note 12)	$29.6	$89.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Basis of Presentation
Business
The Western Union Company (“Western Union” or the “Company”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are primarily available through a network of agent locations in more than 200 countries and territories. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.
The Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company’s multi-currency, real-time money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through the Company’s websites and account based money transfers.

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

•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments.

All businesses that have not been classified in the above segments are reported as “Other” and include the Company’s money order, prepaid services, mobile money transfer, and other businesses and services, in addition to costs for the investigation and closing of acquisitions.
There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of March 31, 2013, the amount of net assets subject to these limitations totaled approximately $305 million.
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
In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2013 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
For the three months ended March 31, 2013 and 2012, there were 25.5 million and 20.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.
The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended March 31,
	2013	2012
Basic weighted-average shares outstanding	567.6	619.1
Common stock equivalents	2.1	2.8
Diluted weighted-average shares outstanding	569.7	621.9
Cash Dividends Paid
During the first quarter of 2013 and 2012, the Company’s Board of Directors declared quarterly cash dividends of $0.125 and $0.10 per common share, respectively, representing $70.3 million and $61.6 million, respectively, in total dividends, which were paid on March 29, 2013 and March 30, 2012, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.  Productivity and Cost-Savings Initiatives Expenses
In the fourth quarter of 2012, the Company began implementing additional initiatives to improve productivity and reduce costs. Additional productivity and cost-savings initiatives were implemented in the first quarter of 2013 and will be implemented in the remainder of 2013.
The following table summarizes the activity for the employee termination benefits and other costs related to the productivity and cost-savings initiatives accruals as of March 31, 2013 and the total expenses expected to be incurred (in millions):

	Severance, Outplacement and Related Benefits	Other (b)	Total
Balance, December 31, 2012	$25.7	$1.6	$27.3
Expenses (a)	1.9	2.3	4.2
Cash payments	(6.7)	(2.4)	(9.1)
Non-cash benefit/(expense) (a)	0.1	(0.2)	(0.1)
Balance, March 31, 2013	$21.0	$1.3	$22.3

Cumulative expenses incurred to date	$30.8	$4.3	$35.1
Estimated additional expenses expected to be incurred	16.0	28.0	44.0
Total expenses	$46.8	$32.3	$79.1
____________

(a)
Expenses include a non-cash benefit for adjustments to stock compensation for awards forfeited by employees. Other expenses also include non-cash write-offs and accelerated depreciation of fixed assets and leasehold improvements. These amounts were recognized outside of the accrual.

(b)
Other expenses primarily related to the relocation of various operations to new and existing Company facilities and third-party providers including expenses for hiring, training, relocation, travel and professional fees. All such expenses were or will be recorded when incurred.

The following table presents productivity and cost-savings initiatives expenses as reflected in the Condensed Consolidated Statements of Income (in millions):

Three Months Ended March 31, 2013
Cost of services	$1.6
Selling, general and administrative	2.6
Total expenses, pre-tax	$4.2
Total expenses, net of tax	$3.3
There were no productivity and cost-savings initiatives expenses incurred during the three months ended March 31, 2012.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes productivity and cost-savings initiatives expenses incurred by reportable segment (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Other	Total
2012 expenses	$20.9	$4.0	$6.0	$30.9
First quarter 2013	3.2	0.5	0.5	4.2
Cumulative expenses incurred to date	$24.1	$4.5	$6.5	$35.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.  Fair Value Measurements
Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
March 31, 2013	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$954.4	$—	$954.4
State and municipal variable rate demand notes	—	248.9	—	248.9
Corporate debt and other	—	21.9	—	21.9
Derivatives	—	154.1	—	154.1
Total assets	$—	$1,379.3	$—	$1,379.3
Liabilities:
Notes and other borrowings	$—	$3,925.4	$—	$3,925.4
Derivatives	—	119.3	—	119.3
Total liabilities	$—	$4,044.7	$—	$4,044.7

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2012	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$1,003.7	$—	$1,003.7
State and municipal variable rate demand notes	—	463.3	—	463.3
Corporate debt and other	—	47.8	—	47.8
Derivatives	—	96.8	—	96.8
Total assets	$—	$1,611.6	$—	$1,611.6
Liabilities:
Notes and other borrowings	$—	$4,200.8	$—	$4,200.8
Derivatives	—	86.1	—	86.1
Total liabilities	$—	$4,286.9	$—	$4,286.9

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

No non-recurring fair value adjustments were recorded during the three months ended March 31, 2013 and 2012.
Other Fair Value Measurements
The carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The aggregate fair value of the Company’s borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Condensed Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,726.8 million and $4,029.2 million as of March 31, 2013 and December 31, 2012, respectively (see Note 11).

5.  Commitments and Contingencies
Letters of Credit and Bank Guarantees
The Company had approximately $100 million in outstanding letters of credit and bank guarantees as of March 31, 2013 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
Litigation and Related Contingencies
The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company’s motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs’ unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs’ consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. as a defendant. On April 25, 2011, the Company and Western Union Financial Services, Inc. filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. Western Union Financial Services, Inc. also moved to compel arbitration of the plaintiffs’ claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies’ request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. The settlement agreement, which is subject to the Court’s final approval, would result in a substantial amount of the settlement proceeds to be paid from the Company’s existing related unclaimed property liabilities. If a settlement agreement is not approved, the Company and Western Union Financial Services, Inc. intend to vigorously defend themselves against both lawsuits.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On February 11, 2010, the Company signed an agreement and settlement, which resolved all outstanding legal issues and claims with the State of Arizona and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the agreement and settlement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. On January 23, 2013, the monitor announced his intention to resign, and a new monitor was appointed effective March 15, 2013. Pursuant to the terms and conditions of the agreement and settlement, the costs of the investments in the Company’s programs and for the monitor were expected to be $23.0 million over the period from signing through 2013; however, actual costs have exceeded this amount. In addition, in the fourth quarter of 2012, the Company’s Business Solutions business was included in the scope of the monitor’s review. The Company is considering entering into an extension of the term of the agreement and settlement, or another arrangement with the State of Arizona, either of which would require the approval of the State of Arizona and could have further adverse effects on the Company’s business, including additional costs. The monitor has made a number of recommendations related to the Company’s compliance programs. While the Company has devoted significant time and resources to these efforts, it is expected that not every recommendation of the monitor will be fully implemented within the required timeframe ending on July 31, 2013. If the Company is not able to negotiate an extension of the agreement and settlement or other arrangement and the State of Arizona determines that the Company has committed a willful and material breach, the State of Arizona has indicated that it will pursue remedies under the agreement and settlement, which could include initiating civil or criminal actions. The pursuit by the State of Arizona of remedies under the agreement and settlement could have a material adverse effect on the Company’s business, financial condition or results of operations.
On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Central District of California (“USAO”) seeking documents relating to Shen Zhou International (“US Shen Zhou”), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government’s service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company’s anti-money laundering compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government’s investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government’s investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company’s business, financial condition and results of operations.
In addition, in the normal course of business, the Company is subject to other claims and litigation. Management of the Company believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company accrues for loss contingencies as they become probable and estimable.

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

6.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2013 and 2012 totaled $15.2 million and $16.1 million, respectively.
The Company has a director who is also a director for a company that previously held significant investments in two of the Company’s existing agents. During the three months ended March 31, 2012, this company sold its interest in one of these agents, so that for the three months ended March 31, 2013, this company held a significant investment in only one agent. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $4.1 million and $14.0 million for the three months ended March 31, 2013 and 2012, respectively, related to these agents during the period the agents were affiliated with the Company’s director.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.  Settlement Assets and Obligations
Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from, and payable to, businesses for the value of customer cross-currency payment transactions related to the Business Solutions segment.
Settlement assets and obligations consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Settlement assets:
Cash and cash equivalents	$932.0	$574.5
Receivables from selling agents and Business Solutions customers	1,162.0	1,025.3
Investment securities	1,225.2	1,514.8
	$3,319.2	$3,114.6
Settlement obligations:
Money transfer, money order and payment service payables	$2,489.4	$2,297.1
Payables to agents	829.8	817.5
	$3,319.2	$3,114.6
Investment securities consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2044. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of March 31, 2013, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the three months ended March 31, 2013 and 2012 were $4.6 billion and $3.0 billion, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of investment securities are as follows (in millions):

March 31, 2013	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
State and municipal debt securities (a)	$943.6	$954.4	$11.6	$(0.8)	$10.8
State and municipal variable rate demand notes	248.9	248.9	—	—	—
Corporate debt and other	21.8	21.9	0.1	—	0.1
	$1,214.3	$1,225.2	$11.7	$(0.8)	$10.9

December 31, 2012	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
State and municipal debt securities (a)	$991.5	$1,003.7	$12.5	$(0.3)	$12.2
State and municipal variable rate demand notes	463.3	463.3	—	—	—
Corporate debt and other	47.7	47.8	0.1	—	0.1
	$1,502.5	$1,514.8	$12.6	$(0.3)	$12.3
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of investment securities as of March 31, 2013 (in millions):

Fair Value
Due within 1 year	$209.3
Due after 1 year through 5 years	725.1
Due after 5 years through 10 years	57.0
Due after 10 years	233.8
$1,225.2
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $6.1 million, $14.5 million, $8.8 million and $219.5 million, are included in the “Due within 1 year,” “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items noted below within the Condensed Consolidated Statements of Income.

	2013	2012
Unrealized gains on investment securities as of January 1,	$7.7	$4.9
Unrealized gains	1.5	5.9
Tax expense	(0.6)	(2.2)
Reclassification of gains into “Other revenues”	(2.9)	(1.4)
Tax expense related to reclassifications	1.1	0.5
Net unrealized gains/(losses) on investment securities	(0.9)	2.8
Unrealized gains on investment securities as of March 31,	$6.8	$7.7

Unrealized gains/(losses) on hedging activities as of January 1,	$(21.9)	$5.1
Unrealized gains/(losses)	23.8	(23.0)
Tax (expense)/benefit	(3.7)	3.4
Reclassification of gains into “Transaction fees”	(0.4)	(1.9)
Reclassification of gains into “Foreign exchange revenues”	(0.1)	(0.6)
Reclassification of losses into “Interest expense”	0.9	0.9
Tax benefit related to reclassifications	(0.1)	—
Net unrealized gains/(losses) on hedging activities	20.4	(21.2)
Unrealized losses on hedging activities as of March 31,	$(1.5)	$(16.1)

Foreign currency translation adjustments as of January 1,	$(8.5)	$(6.3)
Foreign currency translation adjustments	(2.3)	3.3
Tax expense	(0.8)	(0.5)
Net foreign currency translation adjustments	(3.1)	2.8
Foreign currency translation adjustments as of March 31,	$(11.6)	$(3.5)

Defined benefit pension plan adjustments as of January 1,	$(129.9)	$(122.2)
Reclassification of losses into “Cost of services”	3.1	2.6
Tax benefit related to reclassifications and other	(0.6)	(1.0)
Net defined benefit pension plan adjustments	2.5	1.6
Defined benefit pension plan adjustments as of March 31,	$(127.4)	$(120.6)
Accumulated other comprehensive loss as of March 31,	$(133.7)	$(132.5)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Employee Benefit Plan
The Company has one frozen defined benefit pension plan (the “Plan”) for which it had recorded unfunded pension obligations of $93.3 million and $102.1 million as of March 31, 2013 and December 31, 2012, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. The Company is required to fund $23 million to the Plan in 2013. During the three months ended March 31, 2013, the Company made contributions of approximately $7 million to the Plan.
The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended March 31,
	2013	2012
Interest cost	$3.0	$3.7
Expected return on plan assets	(5.2)	(5.2)
Amortization of actuarial loss	3.1	2.6
Net periodic benefit cost	$0.9	$1.1

10.  Derivatives
The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the Canadian dollar, British pound, Australian dollar, Mexican peso, and other currencies, related to forecasted money transfer revenues and on money transfer settlement assets and obligations. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.
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
Foreign Currency — Consumer-to-Consumer
The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2013, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains, net” within the Company’s Condensed Consolidated Statements of Income.

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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2013 were as follows (in millions):

Contracts not designated as hedges:
Euro	$203.7
Canadian dollar	50.6
Mexican peso	40.2
British pound	35.5
Other (a)	152.2
Contracts designated as hedges:
Euro	$459.8
Canadian dollar	128.0
British pound	94.8
Australian dollar	47.8
Other	85.6
 ____________________

(a)	Comprised of exposures to fourteen different currencies. None of these individual currency exposures is greater than $25 million.
Foreign Currency — Business Solutions
The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency Business Solutions payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $84.0 million and $80.1 million for the three months ended March 31, 2013 and 2012, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.
The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of March 31, 2013 were approximately $4.2 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar and British pound.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Interest Rate Hedging — Corporate
The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within “Borrowings” in the Condensed Consolidated Balance Sheets and “Interest expense” in the Condensed Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps and hedge ineffectiveness.
The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed-rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed-rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.
The Company held interest rate swaps in an aggregate notional amount of $1,050.0 million and $800.0 million as of March 31, 2013 and December 31, 2012, respectively. Of this aggregate notional amount held at March 31, 2013, $500.0 million related to notes due in 2014, $250.0 million related to notes due in 2015, and $300.0 million related to notes due in 2018.
Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$4.0	$13.1	Other liabilities	$0.1	$—
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	25.3	10.8	Other liabilities	7.7	17.6
Total		$29.3	$23.9		$7.8	$17.6
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$122.0	$71.9	Other liabilities	$111.1	$66.5
Foreign currency — Consumer-to-Consumer	Other assets	2.8	1.0	Other liabilities	0.4	2.0
Total		$124.8	$72.9		$111.5	$68.5
Total derivatives		$154.1	$96.8		$119.3	$86.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable have been netted in the following tables to present the Company’s net exposure with these counterparties. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.
In addition, certain of the Company’s other agreements include netting provisions, the enforceability of which may vary from jurisdiction to jurisdiction and depending on the circumstances. Due to the uncertainty related to the enforceability of these provisions, the derivative balances associated with these agreements are included within “Derivatives not subject to master netting arrangement or similar agreement” in the following tables. In certain circumstances, the Company may require its Business Solutions customers to maintain collateral balances which may mitigate the risk associated with potential customer defaults.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2013 and December 31, 2012 (in millions):
Offsetting of Derivative Assets

March 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$63.0	$—	$63.0	$(28.8)	$34.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	91.1
Total	$154.1

December 31, 2012
Derivatives subject to a master netting arrangement or similar agreement	$39.1	$—	$39.1	$(19.6)	$19.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	57.7
Total	$96.8
Offsetting of Derivative Liabilities

March 31, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$37.5	$—	$37.5	$(28.8)	$8.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	81.8
Total	$119.3

December 31, 2012
Derivatives subject to a master netting arrangement or similar agreement	$30.5	$—	$30.5	$(19.6)	$10.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	55.6
Total	$86.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three months ended March 31, 2013 and 2012 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended March 31, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		March 31, 2013	March 31, 2012	Hedged Item		March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Interest rate contracts	Interest expense	$(0.6)	$1.7	Fixed-rate debt	Interest expense	$3.3	$0.2	Interest expense	$(0.1)	$—
Total gain/(loss)		$(0.6)	$1.7			$3.3	$0.2		$(0.1)	$—
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended March 31, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Foreign currency contracts	$23.8	$(23.0)	Revenue	$0.5	$2.5	Derivative gains, net	$(0.2)	$1.4
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$23.8	$(23.0)		$(0.4)	$1.6		$(0.2)	$1.4

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three months ended March 31, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended March 31,
Derivatives		2013	2012
Foreign currency contracts (e)	Selling, general and administrative	$7.7	$(14.8)
Foreign currency contracts (f)	Derivative gains, net	0.7	0.2
Total gain/(loss)		$8.4	$(14.6)
 ____________________

(a)
The gain of $3.3 million and $0.2 million in the three months ended March 31, 2013 and 2012, respectively, was comprised of a gain/(loss) in value on the debt of $0.6 million and $(1.7) million, respectively, and amortization of hedge accounting adjustments of $2.7 million and $1.9 million, respectively.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above, for the three months ended March 31, 2013 and 2012, were $(6.2) million and $16.1 million, respectively.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax gain of $17.3 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2013. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in “Interest expense” in the Condensed Consolidated Statements of Income within the next 12 months as of March 31, 2013. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.  Borrowings
The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Due in less than one year:
Commercial paper (a)	$—	$—
Floating rate notes (b)	—	300.0
Due in greater than one year (c):
6.500% notes (effective rate of 5.5%) due 2014	500.0	500.0
2.375% notes due 2015 (d)	250.0	250.0
5.930% notes due 2016 (d)	1,000.0	1,000.0
2.875% notes due 2017 (d)	500.0	500.0
3.650% notes due 2018 (d)	400.0	400.0
5.253% notes due 2020 (d)	324.9	324.9
6.200% notes due 2036 (d)	500.0	500.0
6.200% notes due 2040 (d)	250.0	250.0
Other borrowings	5.8	5.8
Total borrowings at par value	3,730.7	4,030.7
Fair value hedge accounting adjustments, net (c)	17.0	20.2
Unamortized discount, net	(20.9)	(21.7)
Total borrowings at carrying value (e)	$3,726.8	$4,029.2
____________________

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility in excess of $150 million. The commercial paper notes may have maturities of up to 397 days from date of issuance.

(b)	The floating rate notes due in March 2013 were repaid using the Company’s cash, including cash generated from operations and proceeds from the Company’s issuance of notes due 2015 and 2017.

(c)
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

(d)	The difference between the stated interest rate and the effective interest rate is not significant.

(e)	As of March 31, 2013, the Company’s weighted-average effective rate on total borrowings was approximately 5.0%.
The Company’s maturities of borrowings at par value as of March 31, 2013 are $500.0 million in 2014, $250.0 million in 2015, $1.0 billion in 2016, $500.0 million in 2017, $400.0 million in 2018, and approximately $1.1 billion thereafter.
The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.  Income Taxes
The Company’s effective tax rates on pre-tax income for the three months ended March 31, 2013 and 2012 were 15.3% and 14.8%, respectively. For the three months ended March 31, 2013 and 2012, 97% and 85% of the Company’s pre-tax income was derived from foreign sources, respectively. However, certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company’s foreign source income are generally subject to United States federal and state income tax.
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
Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2013 and December 31, 2012 was $104.3 million and $103.2 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $94.6 million and $93.5 million as of March 31, 2013 and December 31, 2012, respectively, excluding interest and penalties.
The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $0.7 million and $(1.5) million in interest and penalties during the three months ended March 31, 2013 and 2012, respectively. The Company has accrued $20.8 million and $20.0 million for the payment of interest and penalties as of March 31, 2013 and December 31, 2012, respectively.
The unrecognized tax benefits accrual as of March 31, 2013 consists of federal, state and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $24.0 million during the next 12 months in connection with various matters which may be resolved.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003. As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, of which $92.4 million were made in the year ended December 31, 2012, including $65 million paid during the three months ended March 31, 2012. No payments were made in the three months ended March 31, 2013. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company’s 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 (“FDC 30-Day Letter”). Furthermore, the IRS completed its examination of the Company’s United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 (“WU 30-Day Letter”). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.
As of March 31, 2013, no provision had been made for United States federal and state income taxes on certain of the Company’s outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $4.6 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.  Stock Compensation Plans
For the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $10.4 million and $10.5 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2013, the Company granted 3.9 million options at a weighted-average exercise price of $14.00, 2.2 million restricted stock units at a weighted-average grant date fair value of $12.64 and 0.8 million performance-based restricted stock units at a weighted-average grant date fair value of $13.56. The performance-based restricted stock units granted in 2013 are restricted stock units, primarily granted to the Company’s executives, which require certain financial objectives to be met during 2013 and 2014 plus an additional vesting period and are subject to a payout modifier based on the Company’s relative total shareholder return over a three year performance period (2013 through 2015).
As of March 31, 2013, the Company had 28.2 million outstanding options at a weighted-average exercise price of $17.96, and had 21.6 million options exercisable at a weighted-average exercise price of $18.60. The Company had 6.8 million non-vested restricted stock units at a weighted-average grant date fair value of $15.71 as of March 31, 2013.
The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the three months ended March 31, 2013:

Stock options granted:
Weighted-average risk-free interest rate	1.2%
Weighted-average dividend yield	3.7%
Volatility	35.3%
Expected term (in years)	6.09
Weighted-average grant date fair value	$3.20
All assumptions used to calculate the fair value of Western Union’s stock options granted during the three months ended March 31, 2013 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.  Segments
As previously described in Note 1, the Company classifies its businesses into three segments: Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding where to allocate resources and in assessing performance.
The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company’s money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated through the Company’s websites and account based money transfers. The segment includes six regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities. These regions interact on transactions with consumers and share common processes, systems and licenses, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.
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
All businesses that have not been classified in the above segments are reported as “Other” and include the Company’s money order, prepaid services, mobile money transfer, and other businesses and services.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s reportable segment results for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Revenues:
Consumer-to-Consumer:
Transaction fees	$809.6	$872.0
Foreign exchange revenues	225.6	239.4
Other revenues	15.0	13.2
	1,050.2	1,124.6
Consumer-to-Business:
Transaction fees	145.8	147.7
Foreign exchange and other revenues	7.9	7.4
	153.7	155.1
Business Solutions:
Foreign exchange revenues	84.0	80.1
Transaction fees and other revenues	8.8	6.8
	92.8	86.9
Other:
Total revenues	28.7	26.8
Total consolidated revenues	$1,325.4	$1,393.4
Operating income/(loss):
Consumer-to-Consumer	$267.1	$311.3
Consumer-to-Business	37.9	41.1
Business Solutions (a)	(6.2)	(14.8)
Other	(1.9)	(5.1)
Total consolidated operating income	$296.9	$332.5
____________________

(a)
During the three months ended March 31, 2013 and 2012, the Company incurred $3.9 million and $6.4 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments (“TGBP”), which was acquired in November 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

THE WESTERN UNION COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Item 2.
This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout the Annual Report on Form 10-K for the year ended December 31, 2012. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: deterioration in consumers’ and clients’ confidence in our business, or in money transfer and payment service providers generally; changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns and financial market disruptions; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole; failure to compete effectively in the money transfer and payment service industry with respect to global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including telecommunications providers, card associations, card-based payment providers and electronic and Internet providers; the pricing of our services and any pricing reductions, and their impact on our consumers and our financial results; our ability to adapt technology in response to changing industry and consumer needs or trends; our failure to develop and introduce new services and enhancements, and gain market acceptance of such services; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; interruptions of United States government relations with countries in which we have or are implementing significant business relationships with agents or clients; changes in immigration laws, interruptions in immigration patterns and other factors related to migrants; mergers, acquisitions and integration of acquired businesses and technologies into our Company, including Travelex Global Business Payments, and the realization of anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill; decisions to change our business mix; failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us; any material breach of security or safeguards of or interruptions in any of our systems; our ability to attract and retain qualified key employees and to manage our workforce successfully; our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; adverse rating actions by credit rating agencies; our ability to realize the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to protect our brands and our other intellectual property rights; our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; changes in tax laws and unfavorable resolution of tax contingencies; cessation of or defects in various services provided to us by third-party vendors; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate; and changes in industry standards affecting our business; (ii) events related to our regulatory and litigation environment, such as: the failure by us, our agents or their subagents to comply with laws and regulations, including regulatory or judicial interpretations thereof, designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, governmental or judicial interpretations thereof and industry practices and standards, including the impact of the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act; liabilities resulting from a failure of our agents or their subagents to comply with laws and regulations; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents, or their subagents; liabilities and unanticipated developments resulting from governmental investigations and consent agreements with, or enforcement actions by, regulators, including those associated with compliance with, failure to comply with, or extension of, the settlement agreement with the State of Arizona; the impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules promulgated there-under, and the actions of the Consumer Financial Protection Bureau; liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments; failure to comply with regulations regarding consumer privacy and data use and security; effects of unclaimed property laws; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide; and changes in accounting standards, rules and interpretations; and (iii) other events, such as: adverse tax consequences from our spin-off from First Data Corporation; catastrophic events; and management’s ability to identify and manage these and other risks.
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

•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

All businesses that have not been classified in the above segments are reported as “Other” and include our money order, prepaid services, mobile money transfer, and other businesses and services, in addition to costs for the investigation and closing of acquisitions.
Significant Financial and Other Highlights
Significant financial and other highlights for the three months ended March 31, 2013 included:

•	We generated $1,325.4 million in total consolidated revenues compared to $1,393.4 million for the comparable period in the prior year, representing a decrease of 5%.

•	We generated $296.9 million in consolidated operating income compared to $332.5 million for the comparable period in the prior year, representing a decrease of 11%.

•
Our effective tax rate was 15.3% compared to 14.8% for the comparable period in the prior year. For the three months ended March 31, 2013 and 2012, 97% and 85% of our pre-tax income was derived from foreign sources, respectively. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

•	Consolidated net income was $212.0 million compared to $247.3 million for the comparable period in the prior year, representing a decrease of 14%.

•
Our consumers transferred $18.9 billion in Consumer-to-Consumer principal, of which $16.9 billion related to cross-border principal, which represented decreases of 3% in both Consumer-to-Consumer principal and cross-border principal over the comparable period in the prior year.

•
Consolidated cash flows provided by operating activities was $237.3 million compared to $215.0 million for the comparable period in the prior year. Cash flows provided by operating activities for the three months ended March 31, 2012 were impacted by tax payments of approximately $65 million made as a result of the IRS Agreement.

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2013 compared to the same period in 2012. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated.
Overview
The following table sets forth our results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(in millions, except per share amounts)	2013	2012	% Change
Revenues:
Transaction fees	$978.0	$1,040.9	(6)%
Foreign exchange revenues	312.4	322.6	(3)%
Other revenues	35.0	29.9	17%
Total revenues	1,325.4	1,393.4	(5)%
Expenses:
Cost of services	759.4	783.0	(3)%
Selling, general and administrative	269.1	277.9	(3)%
Total expenses	1,028.5	1,060.9	(3)%
Operating income	296.9	332.5	(11)%
Other income/(expense):
Interest income	0.4	1.5	(73)%
Interest expense	(48.9)	(44.4)	10%
Derivative gains, net	0.5	1.6	(69)%
Other income/(expense), net	1.3	(1.1)	*
Total other expense, net	(46.7)	(42.4)	10%
Income before income taxes	250.2	290.1	(14)%
Provision for income taxes	38.2	42.8	(11)%
Net income	$212.0	$247.3	(14)%
Earnings per share:
Basic	$0.37	$0.40	(8)%
Diluted	$0.37	$0.40	(8)%
Weighted-average shares outstanding:
Basic	567.6	619.1
Diluted	569.7	621.9
 ____________________

*	Calculation not meaningful

Revenues Overview
The majority of transaction fees and foreign exchange revenues were contributed by our Consumer-to-Consumer segment, which is discussed in greater detail in “Segment Discussion.”
For the three months ended March 31, 2013 compared to the corresponding period in the prior year, consolidated revenue decreased 5%. The decrease was caused by our Consumer-to-Consumer segment, primarily price reductions in key corridors (in the aggregate, we experienced transaction growth in the corridors where pricing actions were implemented, beginning in the fourth quarter of 2012), the impact of compliance related actions in various corridors (see “Enhanced Regulatory Compliance” discussion below), and softness in certain markets. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 1% for the three months ended March 31, 2013.
Foreign exchange revenues decreased for the three months ended March 31, 2013 over the corresponding period in the previous year driven primarily by decreased amounts of cross-border principal sent and reduced foreign exchange spreads in certain corridors in our Consumer-to-Consumer segment, partially offset by growth in our Business Solutions segment.
Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three months ended March 31, 2013 of $12.3 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.
Operating Expenses Overview
TGBP integration expenses
During the three months ended March 31, 2013 and 2012, we incurred $3.9 million and $6.4 million, respectively, of integration expenses related to the acquisition of TGBP on November 7, 2011. TGBP integration expense consists of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition. We expect to continue to incur integration expenses resulting from the acquisition of TGBP for the remainder of 2013.
Cost of services
Cost of services primarily consists of agent commissions, which represent approximately 70% of total cost of services for both the three months ended March 31, 2013 and March 31, 2012. Also included in cost of services are expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services.
Cost of services decreased for the three months ended March 31, 2013 compared to the same period in the prior year, primarily due to reduced agent commissions, which decrease as revenue decreases, and the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, partially offset by investments in our strategic initiatives and increased compliance program costs (see “Enhanced Regulatory Compliance” discussion below).
Selling, general and administrative
Selling, general and administrative expenses (“SG&A”) decreased for the three months ended March 31, 2013 compared to the same period in the prior year primarily due to decreased employee compensation expenses and decreased TGBP integration costs, partially offset by investments in our strategic initiatives and increased compliance program costs (see “Enhanced Regulatory Compliance” discussion below).

Enhanced Regulatory Compliance
We regularly review our compliance programs. In connection with that review, and in light of growing global regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities relating to our compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity. These enhancements, along with other enhancements to improve consumer protection related to the Dodd-Frank Act and other matters, have resulted in, and in coming periods we expect them to continue to result in, changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.
Total other expense, net
Total other expense, net increased during the three months ended March 31, 2013 compared to the corresponding period in the prior year due to increased interest expense related to higher average debt balances outstanding during the three months ended March 31, 2013.
Income taxes
Our effective tax rates on pre-tax income for the three months ended March 31, 2013 and 2012 were 15.3% and 14.8%, respectively. The increase in our effective tax rate for the three months ended March 31, 2013 is primarily due to the combined effect of various discrete items, partially offset by an increasing proportion of profits that were foreign-derived, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. For the three months ended March 31, 2013 and 2012, 97% and 85% of our pre-tax income was derived from foreign sources, respectively. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.
We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2013, the total amount of tax contingency reserves was $113.7 million, including accrued interest and penalties, net of related benefits. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.
Earnings per share
During the three months ended March 31, 2013 and 2012, basic and diluted earnings per share were $0.37 and $0.40, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2013 and 2012, there were 25.5 million and 20.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.
Earnings per share decreased for the three months ended March 31, 2013 compared to the same period in the prior year as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

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
The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Consumer-to-Consumer	79%	81%
Consumer-to-Business	12%	11%
Business Solutions	7%	6%
Other	2%	2%
	100%	100%
Consumer-to-Consumer Segment
The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(dollars and transactions in millions)	2013	2012	% Change
Revenues:
Transaction fees	$809.6	$872.0	(7)%
Foreign exchange revenues	225.6	239.4	(6)%
Other revenues	15.0	13.2	14%
Total revenues	$1,050.2	$1,124.6	(7)%
Operating income	$267.1	$311.3	(14)%
Operating income margin	25%	28%
Key indicator:
Consumer-to-Consumer transactions	55.44	56.37	(2)%

The table below sets forth transaction and revenue changes by region compared to the corresponding period in the prior year and revenues as a percentage of consolidated revenue by region for the three months ended March 31, 2013.

Three Months Ended March 31,
Consumer-to-Consumer transaction growth/(decline) (a):
Europe and CIS	(1)%
North America	(7)%
Middle East and Africa	4%
Asia Pacific (“APAC”)	0%
Latin America and the Caribbean (“LACA”)	(10)%
westernunion.com	60%
Consumer-to-Consumer revenue growth/(decline) (a):
Europe and CIS	(6)%
North America	(15)%
Middle East and Africa	0%
APAC	(5)%
LACA	(7)%
westernunion.com	13%
Consumer-to-Consumer revenue as a percentage of consolidated revenue (a):
Europe and CIS	21%
North America	19%
Middle East and Africa	16%
APAC	12%
LACA	8%
westernunion.com	3%
 ____________________

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

Transaction fees and foreign exchange revenues
For the three months ended March 31, 2013 compared to the corresponding period in the prior year, Consumer-to-Consumer money transfer revenue declined 7%. Consumer-to-Consumer transactions declined 2%, primarily due to the impact of compliance related actions implemented in the third quarter of 2012 that affected our Vigo® and Orlandi ValutaSM brands. Consumer-to-Consumer revenue was negatively impacted by 6% (approximately 5% of consolidated revenue) related to price reductions (in the aggregate, we experienced transaction growth in the corridors where pricing actions were implemented, beginning in the fourth quarter of 2012), the impact of compliance related actions in various corridors, and softness in certain markets. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 1% for the three months ended March 31, 2013.
In the fourth quarter of 2012, we began to implement increased strategic fee reductions and actions to adjust foreign exchange spreads that will impact approximately 25% of our Consumer-to-Consumer business, based on 2012 revenue. We had initiated approximately 50% and 75% of these pricing reductions as of December 31, 2012 and March 31, 2013, respectively. Pricing reductions generally reduce margins and adversely affect financial results in the short term, but are done in anticipation that they will result in increased transaction volumes which may lead to increased revenues and operating income in these certain corridors thereafter. These pricing actions are expected to total approximately $300 million or 5% of consolidated revenue for the full year 2013, if all actions are implemented as contemplated.
The regions discussed below were impacted by price reductions in certain key corridors, compliance related actions in various corridors, and softness in certain markets.
For the three months ended March 31, 2013 compared to the corresponding period in the prior year, revenue in our Europe and CIS region decreased 6% on a transaction decline of 1%. Revenue was negatively impacted by price reductions, compliance related actions in various countries, for example, in the United Kingdom and Spain, continued economic softness in Southern Europe, and competitive challenges in Russia.
For the three months ended March 31, 2013 compared to the corresponding period in the prior year, the North America region experienced revenue declines of 15% on a transaction decline of 7%. Our Mexico business revenue and transactions declined for the three months ended March 31, 2013 due to compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily for our Vigo and Orlandi Valuta brands. These changes resulted in the loss of over 7,000 agent locations in 2012. Our United States outbound business experienced a decline in revenue for the three months ended March 31, 2013 due to price reductions. Transactions also declined compared to the corresponding period in the prior year due to compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand to Latin America, and other compliance related actions. For the three months ended March 31, 2013, our domestic business (transactions between and within the United States and Canada) experienced a decline in revenue while transactions grew, primarily in lower principal bands which generate lower revenues per transaction.
For the three months ended March 31, 2013 compared to the corresponding period in the prior year, our Middle East and Africa region experienced flat revenue on transaction growth, and our APAC region experienced a revenue decline on flat transactions. The differential between revenue and transaction changes for both regions was primarily attributable to price reductions.
Our LACA region experienced revenue and transaction declines, primarily due to compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand, other compliance related actions, the strengthening of the United States dollar compared to most other foreign currencies, which negatively impacted revenue, and price reductions.
Revenue generated from transactions initiated at westernunion.com increased for the three months ended March 31, 2013, compared to the same period in 2012 due to strong transaction growth, partially offset by pricing reductions.
Foreign exchange revenues for the three months ended March 31, 2013 declined compared to the same period in 2012, driven primarily by decreased amounts of cross-border principal sent and reduced foreign exchange spreads in certain corridors.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three months ended March 31, 2013 of approximately $6.1 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.
Operating income
Consumer-to-Consumer operating income in the segment declined 14% during the three months ended March 31, 2013 compared to the same period in 2012, primarily due to revenue declines described earlier, investments in our strategic initiatives, and increased compliance program costs. The changes in operating income margins in the segment are due to these same factors.
Consumer-to-Business Segment
The following table sets forth our Consumer-to-Business segment results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(dollars in millions)	2013	2012	% Change
Revenues:
Transaction fees	$145.8	$147.7	(1)%
Foreign exchange and other revenues	7.9	7.4	7%
Total revenues	$153.7	$155.1	(1)%
Operating income	$37.9	$41.1	(8)%
Operating income margin	25%	26%
Revenues
For the three months ended March 31, 2013 compared to the corresponding period in the prior year, Consumer-to-Business revenue decreased 1% primarily due to the strengthening of the United States dollar compared to most other foreign currencies, especially against the Argentine peso, which negatively impacted our Consumer-to-Business revenue growth by approximately 4%, and lower pricing as a result of the passing through of some of our debit card fee savings related to the Durbin Amendment to the Dodd-Frank Act to certain billers. These decreases were partially offset by growth in our United States electronic and international bill payments.
Operating income
For the three months ended March 31, 2013, operating income and operating margins decreased compared to the same period in the prior year due to the same factors mentioned above, in addition to revenue declines in our United States cash-based bill payments business, which generally has higher margins than other bill payment services in the segment.

Business Solutions Segment
The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(dollars in millions)	2013	2012	% Change
Revenues:
Foreign exchange revenues	$84.0	$80.1	5%
Transaction fees and other revenues	8.8	6.8	29%
Total revenues	$92.8	$86.9	7%
Operating loss	$(6.2)	$(14.8)	*
Operating loss margin	(7)%	(17)%
____________________

*	Calculation not meaningful

Revenues
For the three months ended March 31, 2013 compared to the corresponding period in the prior year, Business Solutions revenues grew due to increased customer hedging and payments activity and the acquisition of the French assets of TGBP, which was completed in May 2012 after receiving regulatory approval and contributed approximately 2% to revenue growth for the three months ended March 31, 2013 to the segment.
Operating loss
For the three months ended March 31, 2013, operating loss decreased compared to the same period in the prior year due to increased revenue, decreased integration expenses, and cost savings driven by the integration of TGBP. We expect to continue to incur integration expenses resulting from the acquisition of TGBP for the remainder of 2013. The changes in operating loss margins in the segment are due to these same factors.
Other
The following table sets forth Other results for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(dollars in millions)	2013	2012	% Change
Revenues	$28.7	$26.8	7%
Operating loss	$(1.9)	$(5.1)	*
____________________

*	Calculation not meaningful
Revenues
Other revenue increased for the three months ended March 31, 2013 compared to the same period in the prior year primarily due to an increase in investment income in our money order business.
Operating loss
During the three months ended March 31, 2013 compared to the corresponding period in the prior year, operating loss decreased primarily due to reduced losses in our prepaid business and increased investment income in our money order business.

Capital Resources and Liquidity
Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings and timing of income tax payments, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters.
Our future cash flows could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting migrant populations and changes in income tax laws or the status of income tax audits, including the resolution of outstanding tax matters.
A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions. Assets subject to legal or regulatory restrictions, totaling approximately $305 million as of March 31, 2013, include assets outside of the United States subject to restrictions from being transferred outside of the countries where they are located. We are also required to maintain cash and investment balances in our regulated subsidiaries related to certain of our money transfer and other payment obligations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.
We believe we have adequate liquidity to meet our business needs through our existing cash balances and our ability to generate cash flows through operations. These business needs include approximately $100 million of remaining tax payments we expect to make as a result of the IRS Agreement, the majority of which we expect to pay in 2013, in addition to dividends and share repurchases. In addition, we have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility (“Revolving Credit Facility”), which supports borrowings under our $1.5 billion commercial paper program. No amounts were drawn on either the revolving credit facility or the commercial paper program as of and during the three months ended March 31, 2013.
Cash and Investment Securities
As of March 31, 2013, we had cash and cash equivalents of $1.4 billion, of which approximately $870 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.
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
Investment securities, classified within “Settlement assets,” were $1.2 billion as of March 31, 2013. Substantially all of these investments are highly-rated state and municipal debt securities, including variable rate demand notes. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations.
Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of March 31, 2013, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of March 31, 2013, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities
Cash provided by operating activities increased to $237.3 million during the three months ended March 31, 2013, from $215.0 million in the comparable period in the prior year. For the three months ended March 31, 2012, we made approximately $65 million of tax payments as a result of the IRS Agreement.
Financing Resources
As of March 31, 2013, we have outstanding borrowings at par value of $3,730.7 million. These outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2014 to 2040. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the three months ended March 31, 2013, we had no outstanding borrowings under our $1.65 billion revolving credit facility and had $1.65 billion available to borrow. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.
Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of and during the three months ended March 31, 2013.
Cash Priorities
Liquidity
Our objective is to maintain strong liquidity and a capital structure consistent with our current investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.
Capital Expenditures
The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $37.9 million and $75.8 million for the three months ended March 31, 2013 and 2012, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.
Share Repurchases and Dividends
During the three months ended March 31, 2013 and 2012, 13.3 million and 8.3 million shares, respectively, were repurchased for $189.8 million and $146.7 million, respectively, excluding commissions, at an average cost of $14.30 and $17.69 per share, respectively. As of March 31, 2013, $203.8 million remains available under share repurchase authorizations approved by our Board of Directors through December 31, 2013.
During the three months ended March 31, 2013, our Board of Directors declared quarterly cash dividends of $0.125 per common share representing $70.3 million in total dividends. This amount was paid on March 29, 2013.

Debt Service Requirements
Our 2013 and future debt service requirements will include payments on any future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. In March 2013, our floating rate notes of $300.0 million matured and were repaid from our cash balances, including amounts from proceeds from the issuance of our notes due 2015 and 2017. We have the ability to use existing financing sources, including our Revolving Credit Facility or commercial paper program, and cash, including cash generated from operations, to meet our debt obligations as they come due.
Our ability to continue to grow the business, make acquisitions, return capital to shareholders, including through share repurchases and dividends, and service our debt will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing, and our ability to identify acquisitions that align with our long-term strategy.
Off-Balance Sheet Arrangements
Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Plan
We have one frozen defined benefit pension plan for which we had a recorded unfunded pension obligation of $93.3 million as of March 31, 2013. We are required to fund $23 million to the plan in 2013. For the three months ended March 31, 2013, we made contributions of approximately $7 million to the plan.
Other Commercial Commitments
We had approximately $100 million in outstanding letters of credit and bank guarantees as of March 31, 2013 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
As of March 31, 2013, our total amount of unrecognized income tax benefits was $125.1 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2012 Annual Report on Form 10-K, for which there were no material changes, included:

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
We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Business Solutions business. The majority of this business’ revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The foreign exchange risk is actively managed.

As of December 31, 2012, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $34 million based on our 2013 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of March 31, 2013 is not materially different based on our forecast of unhedged exposure to foreign currency through March 31, 2013. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates
We invest in several types of interest-bearing assets, with a total value as of March 31, 2013 of $2.8 billion. Approximately $1.7 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within “Cash and cash equivalents” and “Settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “Settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.
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
As of March 31, 2013, $1,050.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 400 basis points above LIBOR.
We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of March 31, 2013, our weighted-average effective rate was approximately 5.0%.
A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $11 million annually based on borrowings on March 31, 2013 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2013 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $17 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

Credit Risk
As of March 31, 2013, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency.
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
We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) receivables from certain customers for which beneficiaries are paid prior to receiving cleared funds from the customer, where we have offered “trade credit.” For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate the risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of The Western Union Company
We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 22, 2013. In our opinion, the accompanying condensed consolidated balance sheet of The Western Union Company as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Denver, Colorado
May 6, 2013

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
The Company has had discussions with the United States Federal Trade Commission (the “FTC”) regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a Civil Investigative Demand (“CID”) from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the agreement and settlement the Company entered into with the State of Arizona on February 11, 2010, including information the Company provided to the monitor and any reports prepared by the monitor, and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. The Company has been engaged in discussions with the FTC regarding the CID and is responding to a petition the FTC filed on April 15, 2013 in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.
On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Central District of California (“USAO”) seeking documents relating to Shen Zhou International (“US Shen Zhou”), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government’s service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company’s anti-money laundering compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government’s investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government’s investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
In addition, the Company is a party to a variety of other legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in our 2012 Annual Report on Form 10-K, except as described below.

Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators.

On February 11, 2010, we signed an agreement and settlement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2010), which resolved all outstanding legal issues and claims with the State of Arizona and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The agreement and settlement also required us to make payments to the State of Arizona for its costs associated with this matter. In addition, as part of the agreement and settlement, we have made and expect to make certain investments in and enhancements to our compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. On January 23, 2013, the monitor announced his intention to resign and a new monitor was appointed effective March 15, 2013. The costs of the investments in our programs and for the monitor pursuant to the agreement and settlement were expected to be $23 million over the period from signing through 2013; however, actual costs incurred have exceeded this amount. In addition, in the fourth quarter of 2012, our Business Solutions business was included in the scope of the monitor's review. Including the costs required pursuant to the agreement and settlement, the Company has spent over $40 million since 2010 on its compliance programs along the United States and Mexico border. We are considering entering into an extension of the term of the agreement and settlement or another arrangement with the State of Arizona, either of which would require the approval of the State of Arizona and could have further adverse effects on our business, including additional costs. The monitor has made a number of recommendations related to our compliance programs. While the Company has devoted significant time and resources to these efforts, it is expected that not every recommendation of the monitor will be fully implemented within the required timeframe ending on July 31, 2013. If the Company is not able to negotiate an extension of the agreement and settlement or other arrangement and the State of Arizona determines that the Company has committed a willful and material breach, the State of Arizona has indicated that it will pursue remedies under the agreement and settlement, which could include initiating civil or criminal actions. The pursuit by the State of Arizona of remedies under the agreement and settlement could have a material adverse effect on our business, financial condition or results of operations.

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

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California (“USAO”) seeking documents relating to Shen Zhou International (“US Shen Zhou”), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and is currently awaiting trial in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has had discussions with the United States Federal Trade Commission (the “FTC”) regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a Civil Investigative Demand (“CID”) from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the agreement and settlement the Company entered into with the State of Arizona on February 11, 2010, including information the Company provided to the monitor and any reports prepared by the monitor, and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. The Company has been engaged in discussions with the FTC regarding the CID and is responding to a petition the FTC filed on April 15, 2013 in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s repurchases of shares of the Company’s common stock during the first quarter of 2013:

	Total Number of Shares Repurchased*	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (in millions)
January 1 - 31	1,932,408	$13.74	1,923,097	$367.2
February 1 - 28	3,828,929	$14.23	3,572,920	$316.3
March 1 - 31	7,780,404	$14.46	7,780,178	$203.8
Total	13,541,741	$14.29	13,276,195
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On October 30, 2012, the Board of Directors authorized $550 million of common stock repurchases through December 31, 2013, of which $203.8 million remains available as of March 31, 2013. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	May 6, 2013	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2013	By:	/S/ SCOTT T. SCHEIRMAN
Scott T. Scheirman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2013	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(ii)
Amended and Restated By-Laws of The Western Union Company, as amended March 6, 2013 (filed as exhibit 3.1(ii) to the Company's Current Report on Form 8-K filed on March 11, 2013 and incorporated herein by reference thereto)

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