Form 10-Q
period 2013-06-30
Western Union CO
filed 2013-08-07
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2013, 551,935,745 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Transaction fees	$1,016.3	$1,059.4	$1,994.3	$2,100.3
Foreign exchange revenues	338.0	334.6	650.4	657.2
Other revenues	31.6	31.1	66.6	61.0
Total revenues	1,385.9	1,425.1	2,711.3	2,818.5
Expenses:
Cost of services	811.7	797.5	1,571.1	1,580.5
Selling, general and administrative	297.4	281.7	566.5	559.6
Total expenses	1,109.1	1,079.2	2,137.6	2,140.1
Operating income	276.8	345.9	573.7	678.4
Other income/(expense):
Interest income	0.7	1.2	1.1	2.7
Interest expense	(48.0)	(45.1)	(96.9)	(89.5)
Derivative gains/(losses), net	(0.2)	(0.7)	0.3	0.9
Other income, net	2.9	8.8	4.2	7.7
Total other expense, net	(44.6)	(35.8)	(91.3)	(78.2)
Income before income taxes	232.2	310.1	482.4	600.2
Provision for income taxes	33.6	38.9	71.8	81.7
Net income	$198.6	$271.2	$410.6	$518.5
Earnings per share:
Basic	$0.36	$0.44	$0.73	$0.84
Diluted	$0.36	$0.44	$0.73	$0.84
Weighted-average shares outstanding:
Basic	555.7	610.9	561.7	615.0
Diluted	558.3	613.1	564.0	617.5
Cash dividends declared per common share	$0.125	$0.10	$0.25	$0.20
See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$198.6	$271.2	$410.6	$518.5
Other comprehensive income, net of tax (Note 8):
Unrealized gains/(losses) on investment securities	(2.6)	0.1	(3.5)	2.9
Unrealized gains/(losses) on hedging activities	(1.4)	25.5	19.0	4.3
Foreign currency translation adjustments	(2.6)	(1.8)	(5.7)	1.0
Defined benefit pension plan adjustments	2.0	1.7	4.5	3.3
Total other comprehensive income	(4.6)	25.5	14.3	11.5
Comprehensive income	$194.0	$296.7	$424.9	$530.0

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,395.4	$1,776.5
Settlement assets	3,462.8	3,114.6
Property and equipment, net of accumulated depreciation of $407.2 and $384.5, respectively	203.6	196.1
Goodwill	3,176.3	3,179.7
Other intangible assets, net of accumulated amortization of $577.1 and $519.7, respectively	897.6	878.9
Other assets	453.7	319.9
Total assets	$9,589.4	$9,465.7
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$541.5	$556.2
Settlement obligations	3,462.8	3,114.6
Income taxes payable	210.7	218.3
Deferred tax liability, net	350.5	352.1
Borrowings	3,717.3	4,029.2
Other liabilities	378.0	254.7
Total liabilities	8,660.8	8,525.1

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 551.8 shares and 572.1 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	5.5	5.7
Capital surplus	354.0	332.8
Retained earnings	707.4	754.7
Accumulated other comprehensive loss	(138.3)	(152.6)
Total stockholders’ equity	928.6	940.6
Total liabilities and stockholders’ equity	$9,589.4	$9,465.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$410.6	$518.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.6	31.3
Amortization	97.7	91.6
Other non-cash items, net	7.6	1.2
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(26.8)	(19.8)
Accounts payable and accrued liabilities	(16.3)	(45.3)
Income taxes payable (Note 12)	(13.2)	(111.1)
Other liabilities	(13.7)	(20.7)
Net cash provided by operating activities	477.5	445.7
Cash flows from investing activities
Capitalization of contract costs	(42.1)	(78.3)
Capitalization of purchased and developed software	(28.8)	(15.6)
Purchases of property and equipment	(35.8)	(27.4)
Acquisition of business, net	—	(4.8)
Net cash used in investing activities	(106.7)	(126.1)
Cash flows from financing activities
Proceeds from exercise of options	3.9	45.0
Cash dividends paid	(139.6)	(122.3)
Common stock repurchased	(316.2)	(302.4)
Net proceeds from commercial paper	—	93.0
Principal payments on borrowings	(300.0)	—
Net cash used in financing activities	(751.9)	(286.7)
Net change in cash and cash equivalents	(381.1)	32.9
Cash and cash equivalents at beginning of period	1,776.5	1,370.9
Cash and cash equivalents at end of period	$1,395.4	$1,403.8
Supplemental cash flow information:
Interest paid	$98.1	$94.5
Income taxes paid (Note 12)	$82.8	$204.9

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
There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of June 30, 2013, the amount of net assets subject to these limitations totaled approximately $305 million.
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
In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of June 30, 2013 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended June 30, 2013 and 2012, there were 26.3 million and 24.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the six months ended June 30, 2013 and 2012, there were 25.9 million and 22.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive.
The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted-average shares outstanding	555.7	610.9	561.7	615.0
Common stock equivalents	2.6	2.2	2.3	2.5
Diluted weighted-average shares outstanding	558.3	613.1	564.0	617.5
Cash Dividends Paid

The Company’s Board of Directors declared quarterly cash dividends of $0.125 per common share in both the first and second quarters of 2013, representing $139.6 million in total dividends. Of this amount, approximately $69.3 million was paid on June 28, 2013 and $70.3 million was paid on March 29, 2013. The Company’s Board of Directors declared quarterly cash dividends of $0.10 per common share in both the first and second quarters of 2012, representing $122.3 million in total dividends. Of this amount, $60.7 million was paid on June 29, 2012 and $61.6 million was paid on March 30, 2012.

On July 18, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per common share payable on September 30, 2013.

3.  Productivity and Cost-Savings Initiatives Expenses
In the fourth quarter of 2012, the Company began implementing additional initiatives to improve productivity and reduce costs. Additional productivity and cost-savings initiatives were implemented in the first two quarters of 2013 and will be implemented in the remainder of 2013.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the activity for the employee termination benefits and other costs related to the productivity and cost-savings initiatives accruals as of June 30, 2013 and the total expenses expected to be incurred (in millions):

	Severance, Outplacement and Related Benefits	Other (b)	Total
Balance, December 31, 2012	$25.7	$1.6	$27.3
Expenses (a)	11.0	6.7	17.7
Cash payments	(12.0)	(5.1)	(17.1)
Non-cash benefit/(expense) (a)	0.2	(0.2)	—
Balance, June 30, 2013	$24.9	$3.0	$27.9

Cumulative expenses incurred to date	$39.9	$8.7	$48.6
Estimated additional expenses expected to be incurred	7.0	20.0	27.0
Total expenses	$46.9	$28.7	$75.6
____________________

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

The following table presents expenses related to productivity and cost-savings initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Cost of services	$7.8	$9.4
Selling, general and administrative	5.7	8.3
Total expenses, pre-tax	$13.5	$17.7
Total expenses, net of tax	$9.0	$12.3

There were no expenses related to productivity and cost-savings initiatives incurred during the three and six months ended June 30, 2012.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes expenses related to productivity and cost-savings initiatives incurred by reportable segment (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
2012 expenses	$20.9	$4.0	$—	$6.0	$30.9
First quarter 2013	3.2	0.5	—	0.5	4.2
Second quarter 2013	11.7	1.4	0.1	0.3	13.5
Cumulative expenses incurred to date	$35.8	$5.9	$0.1	$6.8	$48.6

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
The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
June 30, 2013	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$883.6	$—	$883.6
State and municipal variable rate demand notes	—	565.5	—	565.5
Other debt securities	—	12.2	—	12.2
Derivatives	—	224.2	—	224.2
Total assets	$—	$1,685.5	$—	$1,685.5
Liabilities:
Notes and other borrowings	$—	$3,884.5	$—	$3,884.5
Derivatives	—	179.0	—	179.0
Total liabilities	$—	$4,063.5	$—	$4,063.5

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2012	Level 1	Level 2	Level 3
Assets:
State and municipal debt securities	$—	$1,003.7	$—	$1,003.7
State and municipal variable rate demand notes	—	463.3	—	463.3
Other debt securities	—	47.8	—	47.8
Derivatives	—	96.8	—	96.8
Total assets	$—	$1,611.6	$—	$1,611.6
Liabilities:
Notes and other borrowings	$—	$4,200.8	$—	$4,200.8
Derivatives	—	86.1	—	86.1
Total liabilities	$—	$4,286.9	$—	$4,286.9
No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2013 and June 30, 2012.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The aggregate fair value of the Company’s borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Condensed Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,717.3 million and $4,029.2 million as of June 30, 2013 and December 31, 2012, respectively (see Note 11).

5.  Commitments and Contingencies
Letters of Credit and Bank Guarantees
The Company had approximately $95 million in outstanding letters of credit and bank guarantees as of June 30, 2013 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
Litigation and Related Contingencies

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company’s motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs’ unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed plaintiffs’ consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. (“WUFSI”), a subsidiary of the Company, as a defendant. On April 25, 2011, the Company and WUFSI filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. WUFSI also moved to compel arbitration of the plaintiffs’ claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies’ request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds would be paid from the Company’s existing related unclaimed property liabilities. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. If the Court of Appeals sets aside the settlement and another settlement is not completed or approved, the Company and WUFSI intend to vigorously defend themselves against both lawsuits.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 11, 2010, the Company signed an agreement and settlement (“Settlement Agreement”), which resolved all outstanding legal issues and claims with the State of Arizona and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Settlement Agreement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. Pursuant to the terms and conditions of the Settlement Agreement, the costs of the investments in the Company’s programs and for the monitor were expected to be $23.0 million over the period from signing through 2013; however, actual costs have exceeded this amount. The monitor has made a number of recommendations related to the Company’s compliance programs. In addition, in the fourth quarter of 2012, the Company’s Business Solutions business was included in the scope of the monitor’s review. On June 14, 2013, WUFSI and the State of Arizona filed a Joint Application for Order Tolling Time and Extending Benefits and Obligations of Settlement Agreement (the “Motion”) in the Superior Court of the State of Arizona In and For the County of Maricopa (the “Superior Court”). The Motion requested, among other things, that the Superior Court issue an order to extend the timeframe during which the recommendations of the monitor appointed pursuant to the Settlement Agreement must be implemented for an additional 90 days beyond the original required implementation date of July 31, 2013. The Superior Court issued the requested order on June 14, 2013. The purpose of the 90 day extension period is to allow the parties to discuss amendments to the Settlement Agreement that, if agreed to, would among other things extend the term of the Settlement Agreement to provide additional time to implement the monitor’s recommendations. Any such modifications to the Settlement Agreement would require the approval of the State of Arizona and could have further adverse effects on the Company’s business, including further costs. If WUFSI is not able to negotiate a further extension or amendment of the Settlement Agreement or other arrangement and the State of Arizona determines that WUFSI has committed a willful and material breach of the Settlement Agreement, the State of Arizona has indicated that it will pursue remedies under the Settlement Agreement, which could include initiating civil or criminal actions. The pursuit by the State of Arizona of such remedies could have a material adverse effect on the Company’s business, financial condition or results of operations.
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

6.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2013 and 2012 totaled $16.2 million and $16.7 million, respectively, and $31.4 million and $32.8 million for the six months ended June 30, 2013 and 2012, respectively.

The Company has a director who is also a director for a company that previously held significant investments in two of the Company’s existing agents. During the first quarter of 2012, this company sold its interest in one of these agents, so that for the three and six months ended June 30, 2013, this company held a significant investment in only one agent. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $4.1 million and $4.8 million for the three months ended June 30, 2013 and 2012, respectively, and $8.2 million and $18.8 million for the six months ended June 30, 2013 and 2012, respectively, related to these agents during the periods the agents were affiliated with the Company’s director.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  Settlement Assets and Obligations
Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from, and payable to, customers for the value of their cross-currency payment transactions related to the Business Solutions segment.
Settlement assets and obligations consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Settlement assets:
Cash and cash equivalents	$849.0	$574.5
Receivables from selling agents and Business Solutions customers	1,152.5	1,025.3
Investment securities	1,461.3	1,514.8
	$3,462.8	$3,114.6
Settlement obligations:
Money transfer, money order and payment service payables	$2,511.0	$2,297.1
Payables to agents	951.8	817.5
	$3,462.8	$3,114.6

Investment securities consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2051. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements. The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of June 30, 2013, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2013 and 2012 were $9.3 billion and $7.3 billion, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

June 30, 2013	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
State and municipal debt securities (a)	$877.0	$883.6	$8.1	$(1.5)	$6.6
State and municipal variable rate demand notes	565.5	565.5	—	—	—
Other debt securities	12.1	12.2	0.1	—	0.1
	$1,454.6	$1,461.3	$8.2	$(1.5)	$6.7

December 31, 2012	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
State and municipal debt securities (a)	$991.5	$1,003.7	$12.5	$(0.3)	$12.2
State and municipal variable rate demand notes	463.3	463.3	—	—	—
Other debt securities	47.7	47.8	0.1	—	0.1
	$1,502.5	$1,514.8	$12.6	$(0.3)	$12.3
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of investment securities as of June 30, 2013 (in millions):

Fair Value
Due within 1 year	$173.5
Due after 1 year through 5 years	698.4
Due after 5 years through 10 years	86.2
Due after 10 years	503.2
$1,461.3

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $6.1 million, $39.2 million, $21.2 million and $499.0 million, are included in the “Due within 1 year,” “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized gains on investment securities, beginning of period	$6.8	$7.7	$7.7	$4.9
Unrealized gains/(losses)	(3.5)	2.6	(2.0)	8.5
Tax (expense)/benefit	1.4	(1.1)	0.8	(3.3)
Reclassification of gains into “Other revenues”	(0.7)	(2.3)	(3.6)	(3.7)
Tax expense related to reclassifications	0.2	0.9	1.3	1.4
Net unrealized gains/(losses) on investment securities	(2.6)	0.1	(3.5)	2.9
Unrealized gains on investment securities, end of period	$4.2	$7.8	$4.2	$7.8

Unrealized gains/(losses) on hedging activities, beginning of period	$(1.5)	$(16.1)	$(21.9)	$5.1
Unrealized gains	4.4	32.5	28.2	9.5
Tax expense	(1.6)	(4.6)	(5.3)	(1.2)
Reclassification of gains into “Transaction fees”	(4.1)	(2.5)	(4.5)	(4.4)
Reclassification of gains into “Foreign exchange revenues”	(1.6)	(0.8)	(1.7)	(1.4)
Reclassification of losses into “Interest expense”	0.9	0.9	1.8	1.8
Tax benefit related to reclassifications	0.6	—	0.5	—
Net unrealized gains/(losses) on hedging activities	(1.4)	25.5	19.0	4.3
Unrealized gains/(losses) on hedging activities, end of period	$(2.9)	$9.4	$(2.9)	$9.4

Foreign currency translation adjustments, beginning of period	$(11.6)	$(3.5)	$(8.5)	$(6.3)
Foreign currency translation adjustments	(4.0)	(2.9)	(6.3)	0.4
Tax benefit	1.4	1.1	0.6	0.6
Net foreign currency translation adjustments	(2.6)	(1.8)	(5.7)	1.0
Foreign currency translation adjustments, end of period	$(14.2)	$(5.3)	$(14.2)	$(5.3)

Defined benefit pension plan adjustments, beginning of period	$(127.4)	$(120.6)	$(129.9)	$(122.2)
Reclassification of losses into “Cost of services”	3.1	2.7	6.2	5.3
Tax benefit related to reclassifications and other	(1.1)	(1.0)	(1.7)	(2.0)
Net defined benefit pension plan adjustments	2.0	1.7	4.5	3.3
Defined benefit pension plan adjustments, end of period	$(125.4)	$(118.9)	$(125.4)	$(118.9)
Accumulated other comprehensive loss, end of period	$(138.3)	$(107.0)	$(138.3)	$(107.0)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. Employee Benefit Plan

The Company has one frozen defined benefit pension plan (the “Plan”) for which it had a recorded unfunded pension obligation of $85.2 million and $102.1 million as of June 30, 2013 and December 31, 2012, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. The Company is required to fund $16 million to the Plan in 2013, of which approximately $13 million was contributed during the six months ended June 30, 2013.

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$3.1	$3.6	$6.1	$7.3
Expected return on plan assets	(5.2)	(5.2)	(10.4)	(10.4)
Amortization of actuarial loss	3.1	2.7	6.2	5.3
Net periodic benefit cost	$1.0	$1.1	$1.9	$2.2

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2013, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.
The Company also uses short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations on settlement assets and obligations between initiation and settlement. In addition, forward contracts, typically with maturities of less than one year at inception, are utilized to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. None of these contracts are designated as accounting hedges.
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2013 were as follows (in millions):

Contracts not designated as hedges:
Euro	$227.5
Canadian dollar	61.1
British pound	39.2
Other (a)	167.2
Contracts designated as hedges:
Euro	$429.5
Canadian dollar	127.6
British pound	93.2
Australian dollar	45.6
Other	88.1
____________________

(a)	Comprised of exposures to 17 different currencies. None of these individual currency exposures is greater than $20 million.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Business Solutions

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency Business Solutions payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $88.7 million and $82.5 million for the three months ended June 30, 2013 and 2012, respectively, and $172.7 million and $162.6 million for the six months ended June 30, 2013 and 2012, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of June 30, 2013 were approximately $4.3 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar, and British pound.

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

The Company held interest rate swaps in an aggregate notional amount of $1,050.0 million and $800.0 million as of June 30, 2013 and December 31, 2012, respectively. Of this aggregate notional amount held at June 30, 2013, $500.0 million related to notes due in 2014, $250.0 million related to notes due in 2015, and $300.0 million related to notes due in 2018.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$12.3	$13.1	Other liabilities	$6.0	$—
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	24.7	10.8	Other liabilities	7.0	17.6
Total		$37.0	$23.9		$13.0	$17.6
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$183.0	$71.9	Other liabilities	$165.2	$66.5
Foreign currency — Consumer-to-Consumer	Other assets	4.2	1.0	Other liabilities	0.8	2.0
Total		$187.2	$72.9		$166.0	$68.5
Total derivatives		$224.2	$96.8		$179.0	$86.1

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
In addition, certain of the Company’s other agreements include netting provisions, the enforceability of which may vary from jurisdiction to jurisdiction and depending on the circumstances. Due to the uncertainty related to the enforceability of these provisions, the derivative balances associated with these agreements are included within “Derivatives that are not or may not be subject to master netting arrangement or similar agreement” in the following tables. In certain circumstances, the Company may require its Business Solutions customers to maintain collateral balances which may mitigate the risk associated with potential customer defaults.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2013 and December 31, 2012 (in millions):
Offsetting of Derivative Assets

June 30, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$148.1	$—	$148.1	$(67.9)	$80.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	76.1
Total	$224.2

December 31, 2012
Derivatives subject to a master netting arrangement or similar agreement	$39.1	$—	$39.1	$(19.6)	$19.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	57.7
Total	$96.8
Offsetting of Derivative Liabilities

June 30, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$85.4	$—	$85.4	$(67.9)	$17.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	93.6
Total	$179.0

December 31, 2012
Derivatives subject to a master netting arrangement or similar agreement	$30.5	$—	$30.5	$(19.6)	$10.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	55.6
Total	$86.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and six months ended June 30, 2013 and 2012 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended June 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2013	June 30, 2012	Hedged Item		June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Interest rate contracts	Interest expense	$(7.5)	$0.7	Fixed-rate debt	Interest expense	$10.2	$1.3	Interest expense	$0.1	$—
Total gain/(loss)		$(7.5)	$0.7			$10.2	$1.3		$0.1	$—
The following table presents the location and amount of gains/(losses) from fair value hedges for the six months ended June 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2013	June 30, 2012	Hedged Item		June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Interest rate contracts	Interest expense	$(8.1)	$2.4	Fixed-rate debt	Interest expense	$13.5	$1.5	Interest expense	$—	$—
Total gain/(loss)		$(8.1)	$2.4			$13.5	$1.5		$—	$—
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended June 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Foreign currency contracts	$4.4	$32.5	Revenue	$5.7	$3.3	Derivative gains/(losses), net	$(0.1)	$(1.8)
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$4.4	$32.5		$4.8	$2.4		$(0.1)	$(1.8)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the six months ended June 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Foreign currency contracts	$28.2	$9.5	Revenue	$6.2	$5.8	Derivative gains/(losses), net	$(0.3)	$(0.4)
Interest rate contracts (c)	—	—	Interest expense	(1.8)	(1.8)	Interest expense	—	—
Total gain/(loss)	$28.2	$9.5		$4.4	$4.0		$(0.3)	$(0.4)
Undesignated Hedges
The following table presents the location and amount of net gains from undesignated hedges for the three and six months ended June 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives		2013	2012	2013	2012
Foreign currency contracts (e)	Selling, general and administrative	$5.7	$14.5	$13.4	$(0.3)
Foreign currency contracts (f)	Derivative gains/(losses), net	(0.1)	1.1	0.6	1.3
Total gain		$5.6	$15.6	$14.0	$1.0
 ____________________

(a)
The gain of $10.2 million and $1.3 million in the three months ended June 30, 2013 and 2012, respectively, was comprised of a gain/(loss) in value on the debt of $7.5 million and $(0.7) million, respectively, and amortization of hedge accounting adjustments of $2.7 million and $2.0 million, respectively. The gain of $13.5 million and $1.5 million in the six months ended June 30, 2013 and 2012, respectively, was comprised of a gain/(loss) in value on the debt of $8.1 million and $(2.4) million, respectively, and amortization of hedge accounting adjustments of $5.4 million and $3.9 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above, were $5.8 million and $12.0 million for the three and six months ended June 30, 2013, respectively, and $17.9 million and $1.8 million for the three and six months ended June 30, 2012, respectively.

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax gain of $16.1 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2013. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in “Interest expense” in the Condensed Consolidated Statements of Income within the next 12 months as of June 30, 2013. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.  Borrowings
The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Due in less than one year:
Commercial paper (a)	$—	$—
Floating rate notes (b)	—	300.0
Due in greater than one year (c):
6.500% notes (effective rate of 5.6%) due 2014	500.0	500.0
2.375% notes due 2015 (d)	250.0	250.0
5.930% notes due 2016 (d)	1,000.0	1,000.0
2.875% notes due 2017 (d)	500.0	500.0
3.650% notes due 2018 (d)	400.0	400.0
5.253% notes due 2020 (d)	324.9	324.9
6.200% notes due 2036 (d)	500.0	500.0
6.200% notes due 2040 (d)	250.0	250.0
Other borrowings	5.7	5.8
Total borrowings at par value	3,730.6	4,030.7
Fair value hedge accounting adjustments, net (c)	6.7	20.2
Unamortized discount, net	(20.0)	(21.7)
Total borrowings at carrying value (e)	$3,717.3	$4,029.2
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

(d)	The difference between the stated interest rate and the effective interest rate is not significant.

(e)	As of June 30, 2013, the Company’s weighted-average effective rate on total borrowings was approximately 5.0%.

The Company’s maturities of borrowings at par value as of June 30, 2013 are $500.0 million in 2014, $250.0 million in 2015, $1.0 billion in 2016, $500.0 million in 2017, $400.0 million in 2018, and approximately $1.1 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.  Income Taxes
The Company’s effective tax rates on pre-tax income for the three months ended June 30, 2013 and 2012 were 14.5% and 12.5%, respectively, and 14.9% and 13.6% for the six months ended June 30, 2013 and 2012, respectively. The increase in the Company’s effective tax rate for the three and six months ended June 30, 2013 is primarily due to the combined effect of various discrete items, which lowered the Company’s effective tax rate in 2012, partially offset by an increasing proportion of profits that were foreign-derived in 2013, and therefore taxed at lower rates than the Company’s combined federal and state tax rates in the United States. Certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company’s foreign source income are generally subject to United States federal and state income tax.
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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2013 and December 31, 2012 was $108.3 million and $103.2 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $98.7 million and $93.5 million as of June 30, 2013 and December 31, 2012, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $1.2 million and $0.4 million in interest and penalties during the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $(1.1) million during the six months ended June 30, 2013 and 2012, respectively. The Company has accrued $22.0 million and $20.0 million for the payment of interest and penalties as of June 30, 2013 and December 31, 2012, respectively.

The unrecognized tax benefits accrual as of June 30, 2013 consists of federal, state and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $24.0 million during the next 12 months in connection with various matters which may be resolved.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003 (“IRS Agreement”). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, of which $92.4 million were made in the year ended December 31, 2012. No payments were made in the three and six months ended June 30, 2013. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company’s 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 (“FDC 30-Day Letter”). Furthermore, the IRS completed its examination of the Company’s United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 (“WU 30-Day Letter”). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.

As of June 30, 2013, no provision had been made for United States federal and state income taxes on certain of the Company’s outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $4.7 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.  Stock Compensation Plans
For the three and six months ended June 30, 2013, the Company recognized stock-based compensation expense of $9.8 million and $20.2 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2012, the Company recognized stock-based compensation expense of $9.2 million and $19.7 million, respectively. During the first half of 2013, the Company granted 4.0 million options at a weighted-average exercise price of $14.00, 2.3 million restricted stock units at a weighted-average grant date fair value of $12.73 and 0.8 million performance-based restricted stock units at a weighted-average grant date fair value of $13.56. The performance-based restricted stock units granted in 2013 are restricted stock units, primarily granted to the Company’s executives, which require certain financial objectives to be met during 2013 and 2014 plus an additional vesting period and are subject to a payout modifier based on the Company’s relative total shareholder return over a three year performance period (2013 through 2015).

As of June 30, 2013, the Company had 27.4 million outstanding options at a weighted-average exercise price of $17.97, and had 20.9 million options exercisable at a weighted-average exercise price of $18.65. The Company had 6.8 million non-vested restricted stock units at a weighted-average grant date fair value of $15.66 as of June 30, 2013.
The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the six months ended June 30, 2013:

Stock options granted:
Weighted-average risk-free interest rate	1.2%
Weighted-average dividend yield	3.7%
Volatility	35.3%
Expected term (in years)	6.09
Weighted-average grant date fair value	$3.20
All assumptions used to calculate the fair value of Western Union’s stock options granted during the six months ended June 30, 2013 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company’s money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated through the Company’s websites and account based money transfers. The segment includes six regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities. These regions interact on transactions with consumers and share common processes and systems, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Consumer-to-Consumer:
Transaction fees	$848.4	$893.6	$1,658.0	$1,765.6
Foreign exchange revenues	246.0	248.9	471.6	488.3
Other revenues	14.4	12.5	29.4	25.7
	1,108.8	1,155.0	2,159.0	2,279.6
Consumer-to-Business:
Transaction fees	145.1	142.1	290.9	289.8
Foreign exchange and other revenues	7.9	7.3	15.8	14.7
	153.0	149.4	306.7	304.5
Business Solutions:
Foreign exchange revenues	88.7	82.5	172.7	162.6
Transaction fees and other revenues	9.6	10.0	18.4	16.8
	98.3	92.5	191.1	179.4
Other:
Total revenues	25.8	28.2	54.5	55.0
Total consolidated revenues	$1,385.9	$1,425.1	$2,711.3	$2,818.5

Operating income/(loss):
Consumer-to-Consumer	$257.3	$328.9	$524.4	$640.2
Consumer-to-Business	31.4	33.5	69.3	74.6
Business Solutions (a)	(7.3)	(14.5)	(13.5)	(29.3)
Other	(4.6)	(2.0)	(6.5)	(7.1)
Total consolidated operating income	$276.8	$345.9	$573.7	$678.4
____________________

(a)
During the three and six months ended June 30, 2013 and 2012, the Company incurred $6.2 million and $10.1 million, respectively, and $14.5 million and $20.9 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments (“TGBP”), which was acquired in November 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

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
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: deterioration in consumers’ and clients’ confidence in our business, or in money transfer and payment service providers generally; changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns and financial market disruptions; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole; failure to compete effectively in the money transfer and payment service industry with respect to global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including telecommunications providers, card associations, card-based payment providers and electronic and Internet providers; the pricing of our services and any pricing reductions, and their impact on our consumers and our financial results; our ability to adapt technology in response to changing industry and consumer needs or trends; our failure to develop and introduce new services and enhancements, and gain market acceptance of such services; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; interruptions of United States government relations with countries in which we have or are implementing significant business relationships with agents or clients; changes in immigration laws, interruptions in immigration patterns and other factors related to migrants; mergers, acquisitions and integration of acquired businesses and technologies into our Company, including Travelex Global Business Payments, and the realization of anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill; decisions to change our business mix; failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover our investments or amounts payable to us; any material breach of security or safeguards of or interruptions in any of our systems; our ability to attract and retain qualified key employees and to manage our workforce successfully; our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; adverse rating actions by credit rating agencies; our ability to realize the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to protect our brands and our other intellectual property rights; our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; changes in tax laws and unfavorable resolution of tax contingencies; cessation of or defects in various services provided to us by third-party vendors; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate; and changes in industry standards affecting our business; (ii) events related to our regulatory and litigation environment, such as: the failure by us, our agents or their subagents to comply with laws and regulations, including regulatory or judicial interpretations thereof, designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, governmental or judicial interpretations thereof and industry practices and standards, including the impact of the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act; liabilities resulting from a failure of our agents or their subagents to comply with laws and regulations; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents, or their subagents; liabilities and unanticipated developments resulting from governmental investigations and consent agreements with, or enforcement actions by, regulators, including those associated with compliance with, failure to comply with, or extension of, the settlement agreement with the State of Arizona; the impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the rules promulgated there-under, and the actions of the Consumer Financial Protection Bureau; liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments; failure to comply with regulations regarding consumer privacy and data use and security; effects of unclaimed property laws; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide; and changes in accounting standards, rules and interpretations; and (iii) other events, such as: adverse tax consequences from our spin-off from First Data Corporation; catastrophic events; and management’s ability to identify and manage these and other risks.
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

Significant Financial and Other Highlights
Significant financial and other highlights for the three and six months ended June 30, 2013 included:

•
We generated $1,385.9 million and $2,711.3 million in total consolidated revenues, respectively, compared to $1,425.1 million and $2,818.5 million, respectively, for the comparable periods in the prior year, representing a decrease of 3% and 4%, respectively.

•
We generated $276.8 million and $573.7 million in consolidated operating income, respectively, compared to $345.9 million and $678.4 million, respectively, for the comparable periods in the prior year, representing a decrease of 20% and 15%, respectively.

•
Our effective tax rate was 14.5% and 14.9%, respectively, compared to 12.5% and 13.6%, respectively, for the comparable periods in the prior year. For the three months ended June 30, 2013 and 2012, 110% and 83% of our pre-tax income was derived from foreign sources, respectively, and for the six months ended June 30, 2013 and 2012, this percentage was 103% and 84%, respectively. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

•
Consolidated net income was $198.6 million and $410.6 million, respectively, compared to $271.2 million and $518.5 million, respectively, for the comparable periods in the prior year, representing a decrease of 27% and 21%, respectively.

•
Our consumers transferred $20.5 billion and $39.4 billion in Consumer-to-Consumer principal, respectively, of which $18.5 billion and $35.4 billion related to cross-border principal, respectively, which represented an increase of 2% in both Consumer-to-Consumer principal and cross-border principal over the three months ended in the prior year, and a decrease of 1% in both Consumer-to-Consumer principal and cross-border principal over the six months ended in the prior year.

•
Consolidated cash flows provided by operating activities for the six months ended June 30, 2013 was $477.5 million compared to $445.7 million for the comparable period in the prior year. Cash flows provided by operating activities for the six months ended June 30, 2012 were impacted by tax payments of approximately $100 million made as a result of an agreement with the IRS related to audits of previous years (“IRS Agreement”).

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2013 compared to the same periods in 2012. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated.
Overview
The following table sets forth our results of operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2013	2012	% Change	2013	2012	% Change
Revenues:
Transaction fees	$1,016.3	$1,059.4	(4)%	$1,994.3	$2,100.3	(5)%
Foreign exchange revenues	338.0	334.6	1%	650.4	657.2	(1)%
Other revenues	31.6	31.1	2%	66.6	61.0	9%
Total revenues	1,385.9	1,425.1	(3)%	2,711.3	2,818.5	(4)%
Expenses:
Cost of services	811.7	797.5	2%	1,571.1	1,580.5	(1)%
Selling, general and administrative	297.4	281.7	6%	566.5	559.6	1%
Total expenses	1,109.1	1,079.2	3%	2,137.6	2,140.1	0%
Operating income	276.8	345.9	(20)%	573.7	678.4	(15)%
Other income/(expense):
Interest income	0.7	1.2	(42)%	1.1	2.7	(59)%
Interest expense	(48.0)	(45.1)	6%	(96.9)	(89.5)	8%
Derivative gains/(losses), net	(0.2)	(0.7)	(71)%	0.3	0.9	(67)%
Other income, net	2.9	8.8	(67)%	4.2	7.7	(45)%
Total other expense, net	(44.6)	(35.8)	25%	(91.3)	(78.2)	17%
Income before income taxes	232.2	310.1	(25)%	482.4	600.2	(20)%
Provision for income taxes	33.6	38.9	(14)%	71.8	81.7	(12)%
Net income	$198.6	$271.2	(27)%	$410.6	$518.5	(21)%
Earnings per share:
Basic	$0.36	$0.44	(18)%	$0.73	$0.84	(13)%
Diluted	$0.36	$0.44	(18)%	$0.73	$0.84	(13)%
Weighted-average shares outstanding:
Basic	555.7	610.9		561.7	615.0
Diluted	558.3	613.1		564.0	617.5

Revenues Overview

The majority of transaction fees and foreign exchange revenues were contributed by our Consumer-to-Consumer segment, which is discussed in greater detail in “Segment Discussion.”

For the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year, consolidated revenue decreased 3% and 4%, respectively. These decreases were caused by our Consumer-to-Consumer segment, primarily price reductions in key corridors and the impact of compliance related actions in various corridors (see “Enhanced Regulatory Compliance” discussion below), partially offset by Consumer-to-Consumer transaction growth. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 1% for both the three and six months ended June 30, 2013.

For the three months ended June 30, 2013 compared to the corresponding period in the prior year, foreign exchange revenues increased primarily due to growth in our Business Solutions segment. Foreign exchange revenues decreased for the six months ended June 30, 2013 compared to the corresponding period in the prior year primarily due to price reductions in certain corridors and decreased amounts of cross-border principal sent in our Consumer-to-Consumer segment, partially offset by growth in our Business Solutions segment.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three and six months ended June 30, 2013 of $14.9 million and $27.2 million, respectively, over the same periods in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.
Operating Expenses Overview
TGBP Integration Expenses

During the three and six months ended June 30, 2013, we incurred $6.2 million and $10.1 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments (“TGBP”) on November 7, 2011. We incurred $14.5 million and $20.9 million during the three and six months ended June 30, 2012. TGBP integration expense consists of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition. We expect to continue to incur integration expenses resulting from the acquisition of TGBP for the remainder of 2013.

Cost of services

Cost of services primarily consists of agent commissions, which represent approximately two-thirds of total cost of services for both the three and six months ended June 30, 2013. Also included in cost of services are expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services.

Cost of services increased for the three months ended June 30, 2013 compared to the same period in the prior year due to investments in our strategic initiatives primarily in information technology, costs associated with our productivity and cost savings initiatives, and increased compliance program costs (see “Enhanced Regulatory Compliance” discussion below), partially offset by reduced agent commissions, which decrease as revenue decreases, and the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses. Cost of services decreased for the six months ended June 30, 2013 compared to the same period in the prior year due to reduced agent commissions, which decrease as revenue decreases, and the strengthening of the United States dollar compared to most other foreign currencies, partially offset by investments in our strategic initiatives primarily in information technology, costs associated with productivity and cost savings initiatives, and increased compliance program costs. Cost of services for the three and six months ended June 30, 2013 was also impacted by variable costs that increase as transactions increase, including bank fees.

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) increased for both the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year due to increased compliance program costs (see “Enhanced Regulatory Compliance” discussion below), including costs related to an expected extension of our settlement agreement with the State of Arizona, costs associated with our productivity and cost savings initiatives, and increased marketing expenses, partially offset by decreased TGBP integration costs, the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, and savings from our productivity and cost savings initiatives.

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

Total other expense, net

Total other expense, net increased during the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year due to increased interest expense related to higher average effective interest rates and debt balances outstanding during the three and six months ended June 30, 2013 and other gains recognized in 2012 that did not occur in 2013.

Income taxes

Our effective tax rates on pre-tax income were 14.5% and 12.5% for the three months ended June 30, 2013 and 2012, respectively, and 14.9% and 13.6% for the six months ended June 30, 2013 and 2012, respectively. The increase in our effective tax rate for the three and six months ended June 30, 2013 is primarily due to the combined effect of various discrete items, which lowered our effective tax rate in 2012, partially offset by an increasing proportion of profits that were foreign-derived in 2013, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. For the three months ended June 30, 2013 and 2012, 110% and 83% of our pre-tax income was derived from foreign sources, respectively, and for the six months ended June 30, 2013 and 2012, this percentage was 103% and 84%, respectively. For the three and six months ended June 30, 2013, our loss in the United States was primarily a result of increased compliance program costs, price reductions implemented in our Consumer-to-Consumer segment (see the Consumer-to-Consumer “Transaction fees and foreign exchange revenues” discussion below), investments in our strategic initiatives primarily in information technology, costs associated with our productivity and cost savings initiatives, and higher interest costs. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2013, the total amount of tax contingency reserves was $119.0 million, including accrued interest and penalties, net of related benefits. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended June 30, 2013 and 2012, basic and diluted earnings per share were $0.36 and $0.44, respectively, and during the six months ended June 30, 2013 and 2012, basic and diluted earnings per share were $0.73 and $0.84, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2013 and 2012, there were 26.3 million and 24.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the six months ended June 30, 2013 and 2012, there were 25.9 million and 22.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share decreased for the three and six months ended June 30, 2013 compared to the same periods in the prior year as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

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

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consumer-to-Consumer	80%	81%	80%	81%
Consumer-to-Business	11%	11%	11%	11%
Business Solutions	7%	6%	7%	6%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2013	2012	% Change	2013	2012	% Change
Revenues:
Transaction fees	$848.4	$893.6	(5)%	$1,658.0	$1,765.6	(6)%
Foreign exchange revenues	246.0	248.9	(1)%	471.6	488.3	(3)%
Other revenues	14.4	12.5	15%	29.4	25.7	14%
Total revenues	$1,108.8	$1,155.0	(4)%	$2,159.0	$2,279.6	(5)%
Operating income	$257.3	$328.9	(22)%	$524.4	$640.2	(18)%
Operating income margin	23%	28%		24%	28%
Key indicator:
Consumer-to-Consumer transactions	60.26	58.49	3%	115.70	114.86	1%

The table below sets forth transaction and revenue changes by region compared to the corresponding periods in the prior year and revenues as a percentage of consolidated revenue by region for the three and six months ended June 30, 2013.

	Three Months Ended June 30,	Six Months Ended June 30,
Consumer-to-Consumer transaction growth/(decline) (a):
Europe and CIS	3%	1%
North America	(2)%	(4)%
Middle East and Africa	6%	5%
Asia Pacific (“APAC”)	5%	2%
Latin America and the Caribbean (“LACA”)	(3)%	(6)%
westernunion.com	68%	64%
Consumer-to-Consumer revenue growth/(decline) (a):
Europe and CIS	(4)%	(5)%
North America	(12)%	(13)%
Middle East and Africa	0%	0%
APAC	(4)%	(4)%
LACA	0%	(3)%
westernunion.com	25%	19%
Consumer-to-Consumer revenue as a percentage of consolidated revenue (a):
Europe and CIS	21%	21%
North America	19%	19%
Middle East and Africa	16%	16%
APAC	12%	12%
LACA	9%	9%
westernunion.com	3%	3%
 ____________________

(a)
Significant allocations are made in determining the transaction and revenue changes under the regional view in the above table. The geographic split for transactions and revenue is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region. For money transfers initiated through our websites (“westernunion.com”), 100% of the revenue and transactions are attributed to westernunion.com.

We view our Consumer-to-Consumer money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated through our websites and account based money transfers. The segment includes six regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities. These regions interact on transactions with consumers and share common processes and systems, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Transaction fees and foreign exchange revenues

For the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year, Consumer-to-Consumer money transfer revenue declined 4% and 5%, respectively. Transactions increased 3% and 1% for the three and six months ended June 30, 2013, respectively. For both the three and six months ended June 30, 2013, Consumer-to-Consumer revenue was negatively impacted by 7% (6% and 5% of consolidated revenue, respectively) related to price reductions. Consumer-to-Consumer revenue was also negatively impacted by compliance related actions in various corridors, partially offset by geographic and product mix. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 1% for the three months ended June 30, 2013.

In the fourth quarter of 2012, we began to implement additional fee reductions and actions to adjust foreign exchange spreads that have impacted approximately 25% of our Consumer-to-Consumer business, based on 2012 revenue. We have initiated substantially all of these pricing reductions as of June 30, 2013. Pricing reductions generally reduce margins and adversely affect financial results in the short term, but are done in anticipation that they will result in increased transaction volumes which may lead to increased revenues and operating income in these certain corridors thereafter. These pricing actions are expected to total approximately $300 million, or 5% of consolidated revenue, for the full year 2013.

The regions discussed below were impacted by price reductions in certain key corridors and compliance related actions in various corridors.

For the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year, revenue in our Europe and CIS region decreased 4% and 5%, respectively, on transaction growth of 3% and 1%, respectively. Revenue was negatively impacted by price reductions, compliance related actions in various countries, including in the United Kingdom and Spain, continued economic softness in Southern Europe, and competitive challenges in Russia, partially offset by revenue growth in Germany.

For the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year, our North America region experienced revenue declines of 12% and 13%, respectively, on transaction declines of 2% and 4%, respectively. Our Mexico business revenue and transactions declined for the three and six months ended June 30, 2013 due to compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily for our Vigo® and Orlandi ValutaSM brands. These changes resulted in the loss of over 7,000 agent locations in 2012. Our United States outbound business experienced a decline in revenue for the three and six months ended June 30, 2013 primarily due to price reductions and transaction declines, which were due to compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand to Latin America, and other compliance related actions.

For both the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year, our Middle East and Africa region experienced flat revenue and our APAC region experienced revenue declines. Both regions experienced transaction growth in the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year. The differential between revenue and transaction changes for both regions was primarily attributable to price reductions.

Our LACA region experienced flat revenue and revenue declines for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in the prior year, and transaction declines for both the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year, primarily due to compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand, and other compliance related actions. Revenue was also negatively impacted by the strengthening of the United States dollar compared to most other foreign currencies in the region and price reductions, partially offset by positive geographic and product mix.

Revenue generated from transactions initiated at westernunion.com increased for the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year due to strong transaction growth, partially offset by price reductions.

Foreign exchange revenues for the three and six months ended June 30, 2013 declined compared to the corresponding periods in the prior year, driven primarily by price reductions in certain corridors. Foreign exchange revenues for both periods were also impacted by the amount of cross-border principal sent, which increased 2% and decreased 1% for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in the prior year.

Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three and six months ended June 30, 2013 of approximately $6.1 million and $12.2 million, respectively, over the same periods in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

Operating income

Consumer-to-Consumer operating income declined 22% and 18% during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to revenue declines described earlier, increased compliance program costs, investments in our strategic initiatives primarily in information technology, expenses associated with our productivity and cost savings initiatives, and increased marketing expense. The changes in operating income margins in the segment are due to these same factors.

Consumer-to-Business Segment

The following table sets forth our Consumer-to-Business segment results of operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Revenues:
Transaction fees	$145.1	$142.1	2%	$290.9	$289.8	0%
Foreign exchange and other revenues	7.9	7.3	8%	15.8	14.7	7%
Total revenues	$153.0	$149.4	2%	$306.7	$304.5	1%
Operating income	$31.4	$33.5	(6)%	$69.3	$74.6	(7)%
Operating income margin	21%	22%		23%	24%
Revenues

For the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year, Consumer-to-Business revenue increased 2% and 1%, respectively, primarily due to growth in our United States electronic and international walk-in bill payments businesses. These increases were partially offset by the strengthening of the United States dollar against the Argentine peso, which negatively impacted our Consumer-to-Business revenue growth by approximately 5% and 4% for the three and six months ended June 30, 2013, respectively, the passing through to certain billers of some of our debit card fee savings related to the Durbin Amendment to the Dodd-Frank Act, and revenue declines in our United States cash-based bill payments business.

Operating income

For the three and six months ended June 30, 2013, operating income and operating margins decreased compared to the same periods in the prior year primarily due to the passing through to certain billers of some of our debit card fee savings related to the Durbin Amendment to the Dodd-Frank Act and margin declines in our United States cash-based bill payments business.

Business Solutions Segment

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Revenues:
Foreign exchange revenues	$88.7	$82.5	8%	$172.7	$162.6	6%
Transaction fees and other revenues	9.6	10.0	(4)%	18.4	16.8	10%
Total revenues	$98.3	$92.5	6%	$191.1	$179.4	7%
Operating loss	$(7.3)	$(14.5)	*	$(13.5)	$(29.3)	*
Operating loss margin	(7)%	(16)%		(7)%	(16)%
____________________

*	Calculation not meaningful

Revenues

For both the three and six months ended June 30, 2013 compared to the corresponding periods in the prior year, Business Solutions revenue grew due to increased spot payments and customer hedging activity. The acquisition of the French assets of TGBP, which was completed in May 2012 after receiving regulatory approval, contributed approximately 1% and 2% to the segment’s revenue growth for the three and six months ended June 30, 2013, respectively. Additionally, for the three months ended June 30, 2013 compared to the corresponding period in the prior year, the strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 2%.

Operating loss

For both the three and six months ended June 30, 2013, operating loss decreased compared to the same periods in the prior year due to increased revenue, partially offset by increased strategic investments. Additionally, operating loss for both the three and six months ended June 30, 2013 was impacted by decreased integration expenses. We expect to continue to incur integration expenses resulting from the acquisition of TGBP for the remainder of 2013. The changes in operating loss margins in the segment are due to these same factors.

Other
The following table sets forth Other results for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Revenues	$25.8	$28.2	(9)%	$54.5	$55.0	(1)%
Operating loss	$(4.6)	$(2.0)	*	$(6.5)	$(7.1)	*
____________________

*	Calculation not meaningful

Revenues

Other revenue decreased for the three months ended June 30, 2013 compared to the same period in the prior year primarily due to a decrease in investment income in our money order business and a decrease in revenue in our prepaid business. Other revenue was materially consistent for the six months ended June 30, 2013 compared to the same period in the prior year.

Operating loss

During the three months ended June 30, 2013 compared to the corresponding period in the prior year, operating loss increased primarily due to increased investments in our prepaid business and decreased investment income in our money order business. Operating loss was materially consistent for the six months ended June 30, 2013 compared to the corresponding period in the prior year.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use except for assets subject to legal or regulatory restrictions. Assets subject to legal or regulatory restrictions, totaling approximately $305 million as of June 30, 2013, include assets outside of the United States subject to restrictions from being transferred outside of the countries where they are located. We are also required to maintain cash and investment balances in our regulated subsidiaries related to certain of our money transfer and other payment obligations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.

We believe we have adequate liquidity to meet our business needs through our existing cash balances and our ability to generate cash flows through operations. These business needs include approximately $100 million of remaining tax payments we expect to make as a result of the IRS Agreement, which may not occur until 2014, in addition to dividends and share repurchases. In addition, we have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility (“Revolving Credit Facility”), which supports borrowings under our $1.5 billion commercial paper program. As of June 30, 2013, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.
Cash and Investment Securities

As of June 30, 2013, we had cash and cash equivalents of $1.4 billion, of which approximately $750 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We expect to use foreign funds to expand and fund our international operations and to acquire businesses internationally. We regularly evaluate, taking tax consequences and other factors into consideration, our United States cash requirements and also the potential uses of cash internationally to determine the appropriate level of dividend repatriations of our foreign source income.

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

Investment securities, classified within “Settlement assets,” were $1.5 billion as of June 30, 2013. Substantially all of these investments are highly-rated state and municipal debt securities, including variable rate demand notes. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of June 30, 2013, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of June 30, 2013, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $477.5 million during the six months ended June 30, 2013, from $445.7 million in the comparable period in the prior year. For the six months ended June 30, 2012, we made approximately $100 million of tax payments as a result of the IRS Agreement.
Financing Resources

As of June 30, 2013, we have outstanding borrowings at par value of $3,730.6 million. These outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2014 to 2040. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the six months ended June 30, 2013, we had no outstanding borrowings under our $1.65 billion revolving credit facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of June 30, 2013.

Cash Priorities
Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with our current investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and other, and purchased and developed software was $106.7 million and $121.3 million for the six months ended June 30, 2013 and 2012, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the six months ended June 30, 2013 and 2012, 21.1 million and 17.9 million shares, respectively, were repurchased for $314.5 million and $309.2 million, respectively, excluding commissions, at an average cost of $14.90 and $17.25 per share, respectively. As of June 30, 2013, $79.2 million remains available under share repurchase authorizations approved by our Board of Directors through December 31, 2013.

Our Board of Directors declared quarterly cash dividends of $0.125 per common share in both the first and second quarters of 2013, representing $139.6 million in total dividends.

On July 18, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per common share payable on September 30, 2013.

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

Pension Plan

We have one frozen defined benefit pension plan for which we had a recorded unfunded pension obligation of $85.2 million as of June 30, 2013. We are required to fund $16 million to the plan in 2013, of which approximately $13 million was contributed during the six months ended June 30, 2013.

Other Commercial Commitments

We had approximately $95 million in outstanding letters of credit and bank guarantees as of June 30, 2013 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of June 30, 2013, our total amount of unrecognized income tax benefits was $130.3 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

Foreign Currency Exchange Rates

We provide Consumer-to-Consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on certain foreign currency denominated cash positions. In certain consumer money transfer and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency, helping to provide protection against currency fluctuations. We promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

As of December 31, 2012, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $34 million based on our 2013 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of June 30, 2013 is not materially different based on our forecast of unhedged exposure to foreign currency through June 30, 2013. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates

We invest in several types of interest bearing assets, with a total value as of June 30, 2013 of $2.9 billion. Approximately $2.1 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within “Cash and cash equivalents” and “Settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “Settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of June 30, 2013, $1,050.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 400 basis points above LIBOR.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of June 30, 2013, our weighted-average effective rate was approximately 5.0%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $11 million annually based on borrowings on June 30, 2013 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2013 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $21 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
Credit Risk

As of June 30, 2013, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency.

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

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) receivables from certain customers for which beneficiaries are paid prior to receiving cleared funds from the customer where we have offered “trade credit.” For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate the risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

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
Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP
Denver, Colorado
August 7, 2013

PART II

OTHER INFORMATION

Item 1. Legal Proceedings
The Company has had discussions with the United States Federal Trade Commission (the “FTC”) regarding the Company’s consumer protection and anti-fraud programs. On December 12, 2012, the Company received a Civil Investigative Demand (“CID”) from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the agreement and settlement the Company entered into with the State of Arizona on February 11, 2010, including information the Company provided to the monitor and any reports prepared by the monitor, and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC’s request. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.
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

On February 11, 2010, we signed an agreement and settlement (“Settlement Agreement,” filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2010), which resolved all outstanding legal issues and claims with the State of Arizona and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The Settlement Agreement also required us to make payments to the State of Arizona for its costs associated with this matter. In addition, as part of the Settlement Agreement, we have made and expect to make certain investments in and enhancements to our compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. On January 23, 2013, the monitor announced his intention to resign and a new monitor was appointed effective March 15, 2013. The costs of the investments in our programs and for the monitor pursuant to the Settlement Agreement were expected to be $23 million over the period from signing through 2013; however, actual costs incurred have exceeded this amount. The monitor has made a number of recommendations related to our compliance programs. In addition, in the fourth quarter of 2012, our Business Solutions business was included in the scope of the monitor’s review. Including the costs required pursuant to the Settlement Agreement, the Company has incurred over $70 million since 2010 on its compliance programs along the United States and Mexico border. On June 14, 2013, Western Union Financial Services, Inc. (“WUFSI”), a subsidiary of the Company, and the State of Arizona filed a Joint Application for Order Tolling Time and Extending Benefits and Obligations of Settlement Agreement (the “Motion”) in the Superior Court of the State of Arizona In and For the County of Maricopa (the “Superior Court”). The Motion requested, among other things, that the Superior Court issue an order to extend the timeframe during which the recommendations of the monitor appointed pursuant to the Settlement Agreement must be implemented for an additional 90 days beyond the original required implementation date of July 31, 2013. The Superior Court issued the requested order on June 14, 2013.

The purpose of the 90 day extension period is to allow the parties to discuss amendments to the Settlement Agreement that, if agreed to, would among other things extend the term of the Settlement Agreement to provide additional time to implement the monitor’s recommendations. Any such modifications to the Settlement Agreement would require the approval of the State of Arizona and could have further adverse effects on our business, including further costs. If WUFSI is not able to negotiate a further extension or amendment of the Settlement Agreement or other arrangement and the State of Arizona determines that WUFSI has committed a willful and material breach of the Settlement Agreement, the State of Arizona has indicated that it will pursue remedies under the Settlement Agreement, which could include initiating civil or criminal actions. The pursuit by the State of Arizona of such remedies could have a material adverse effect on the our business, financial condition or results of operations.

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

The Company has had discussions with the United States Federal Trade Commission (the “FTC”) regarding the Company’s consumer protection and anti-fraud programs. On December 12, 2012, the Company received a Civil Investigative Demand (“CID”) from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the Settlement Agreement, including information the Company provided to the monitor and any reports prepared by the monitor, and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC’s request. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.

From time to time, we receive subpoenas and other requests for documents and information from governmental authorities (federal, state, local, and foreign) concerning our current or former agents, customers or other third parties. We cooperate with such subpoenas and requests in the ordinary course of our business. However, it is possible that, during the course of any investigation or review by such governmental authorities, allegations of misconduct or wrongdoing could arise regarding Western Union, its employees, or agents, which could lead to investigations or enforcement actions against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of shares of the Company’s common stock during the second quarter of 2013:

	Total Number of Shares Repurchased*	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (in millions)
April 1 - 30	2,350,767	$14.68	2,350,767	$169.3
May 1 - 31	3,624,980	$16.33	3,622,363	$110.1
June 1 - 30	1,859,161	$16.67	1,856,593	$79.2
Total	7,834,908	$15.92	7,829,723
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On October 30, 2012, the Board of Directors authorized $550 million of common stock repurchases through December 31, 2013, of which $79.2 million remains available as of June 30, 2013. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	August 7, 2013	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2013	By:	/S/ SCOTT T. SCHEIRMAN
Scott T. Scheirman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2013	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of The Western Union Company, as filed with the Secretary of State of the State of Delaware on May 30, 2013 (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference thereto)

3.2
Amended and Restated By-Laws of The Western Union Company, as amended and restated as of May 30, 2013 (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference thereto)

10.1	Order Tolling Time Frames and Extending Benefits and Obligations of Settlement Agreement issued June 14, 2013 by The Honorable Warren Granville, Maricopa County Superior Court Judge

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document