Form 10-Q
period 2013-09-30
Western Union CO
filed 2013-11-04
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2013, 552,251,436 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Transaction fees	$1,029.9	$1,052.5	$3,024.2	$3,152.8
Foreign exchange revenues	347.7	338.5	998.1	995.7
Other revenues	31.2	30.6	97.8	91.6
Total revenues	1,408.8	1,421.6	4,120.1	4,240.1
Expenses:
Cost of services	818.2	796.3	2,389.3	2,376.8
Selling, general and administrative	295.3	259.7	861.8	819.3
Total expenses	1,113.5	1,056.0	3,251.1	3,196.1
Operating income	295.3	365.6	869.0	1,044.0
Other income/(expense):
Interest income	4.6	1.4	5.7	4.1
Interest expense	(48.8)	(44.6)	(145.7)	(134.1)
Derivative gains/(losses), net	(0.9)	0.1	(0.6)	1.0
Other income, net	1.5	1.3	5.7	9.0
Total other expense, net	(43.6)	(41.8)	(134.9)	(120.0)
Income before income taxes	251.7	323.8	734.1	924.0
Provision for income taxes	37.3	54.3	109.1	136.0
Net income	$214.4	$269.5	$625.0	$788.0
Earnings per share:
Basic	$0.39	$0.45	$1.12	$1.29
Diluted	$0.39	$0.45	$1.11	$1.29
Weighted-average shares outstanding:
Basic	552.1	601.5	558.5	610.5
Diluted	555.8	604.2	561.3	613.1
Cash dividends declared per common share	$0.125	$0.10	$0.375	$0.30

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$214.4	$269.5	$625.0	$788.0
Other comprehensive income/(loss), net of tax (Note 8):
Unrealized gains/(losses) on investment securities	(0.2)	0.6	(3.7)	3.5
Unrealized losses on hedging activities	(25.9)	(18.2)	(6.9)	(13.9)
Foreign currency translation adjustments	(2.8)	(1.5)	(8.5)	(0.5)
Defined benefit pension plan adjustments	1.9	1.6	6.4	4.9
Total other comprehensive loss	(27.0)	(17.5)	(12.7)	(6.0)
Comprehensive income	$187.4	$252.0	$612.3	$782.0

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,742.7	$1,776.5
Settlement assets	3,408.0	3,114.6
Property and equipment, net of accumulated depreciation of $420.6 and $384.5, respectively	208.6	196.1
Goodwill	3,174.5	3,179.7
Other intangible assets, net of accumulated amortization of $627.7 and $519.7, respectively	869.6	878.9
Other assets	537.5	319.9
Total assets	$9,940.9	$9,465.7
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$599.1	$556.2
Settlement obligations	3,408.0	3,114.6
Income taxes payable	196.8	218.3
Deferred tax liability, net	345.2	352.1
Borrowings	3,968.7	4,029.2
Other liabilities	372.8	254.7
Total liabilities	8,890.6	8,525.1

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 551.8 shares and 572.1 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	5.5	5.7
Capital surplus	378.1	332.8
Retained earnings	832.0	754.7
Accumulated other comprehensive loss	(165.3)	(152.6)
Total stockholders’ equity	1,050.3	940.6
Total liabilities and stockholders’ equity	$9,940.9	$9,465.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$625.0	$788.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47.5	46.0
Amortization	150.4	138.1
Other non-cash items, net	10.5	37.8
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(30.5)	(30.4)
Accounts payable and accrued liabilities	46.8	(23.9)
Income taxes payable (Note 12)	(25.2)	(69.1)
Other liabilities	(13.6)	(26.9)
Net cash provided by operating activities	810.9	859.6
Cash flows from investing activities
Capitalization of contract costs	(68.9)	(117.1)
Capitalization of purchased and developed software	(36.6)	(21.7)
Purchases of property and equipment	(60.7)	(44.3)
Purchases of non-settlement related investments	(100.0)	—
Acquisition of business, net	—	19.3
Net cash used in investing activities	(266.2)	(163.8)
Cash flows from financing activities
Proceeds from exercise of options	21.4	52.3
Cash dividends paid	(208.6)	(122.3)
Common stock repurchased	(340.6)	(416.7)
Net repayments of commercial paper	—	(147.0)
Net proceeds from issuance of borrowings	249.3	—
Principal payments on borrowings	(300.0)	—
Net cash used in financing activities	(578.5)	(633.7)
Net change in cash and cash equivalents	(33.8)	62.1
Cash and cash equivalents at beginning of period	1,776.5	1,370.9
Cash and cash equivalents at end of period	$1,742.7	$1,433.0
Supplemental cash flow information:
Interest paid	$112.3	$110.8
Income taxes paid (Note 12)	$136.0	$225.1
Dividends declared but not paid	$—	$59.9

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

All businesses that have not been classified in the above segments are reported as “Other” and include the Company’s money order, prepaid services and other businesses and services, in addition to costs for the investigation and closing of acquisitions.
There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of September 30, 2013, the amount of net assets subject to these limitations totaled approximately $325 million.
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
In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2013 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
For the three months ended September 30, 2013 and 2012, there were 15.7 million and 22.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For each of the nine months ended September 30, 2013 and 2012, there were 22.5 million of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation as their effect was anti-dilutive.
The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted-average shares outstanding	552.1	601.5	558.5	610.5
Common stock equivalents	3.7	2.7	2.8	2.6
Diluted weighted-average shares outstanding	555.8	604.2	561.3	613.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid
The Company’s Board of Directors declared quarterly cash dividends of $0.125 per common share in each of the first three quarters of 2013, representing $208.6 million in total dividends. Of this amount, approximately $69.0 million was paid on September 30, 2013, approximately $69.3 million was paid on June 28, 2013 and $70.3 million was paid on March 29, 2013. The Company’s Board of Directors declared quarterly cash dividends of $0.10 per common share in each of the first three quarters of 2012, representing $182.2 million in total dividends. Of this amount, $59.9 million was paid on October 8, 2012, $60.7 million was paid on June 29, 2012 and $61.6 million was paid on March 30, 2012.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.  Productivity and Cost-Savings Initiatives Expenses
In the fourth quarter of 2012, the Company began implementing additional initiatives to improve productivity and reduce costs. Additional productivity and cost-savings initiatives were implemented in the first three quarters of 2013 and will be implemented in the fourth quarter of 2013.
The following table summarizes the activity for the employee termination benefits and other costs related to the productivity and cost-savings initiatives accruals as of September 30, 2013 and the total expenses expected to be incurred (in millions):

	Severance, Outplacement and Related Benefits	Other (b)	Total
Balance, December 31, 2012	$25.7	$1.6	$27.3
Expenses (a)	12.5	11.4	23.9
Cash payments	(19.0)	(10.9)	(29.9)
Non-cash benefit/(expense) (a)	0.2	(0.2)	—
Balance, September 30, 2013	$19.4	$1.9	$21.3

Cumulative expenses incurred to date	$41.4	$13.4	$54.8
Estimated additional expenses expected to be incurred	12.0	9.0	21.0
Total expenses	$53.4	$22.4	$75.8
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

The following table presents expenses related to productivity and cost-savings initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Cost of services	$4.5	$13.9
Selling, general and administrative	1.7	10.0
Total expenses, pre-tax	$6.2	$23.9
Total expenses, net of tax	$4.3	$16.6

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no expenses related to productivity and cost-savings initiatives incurred during the three and nine months ended September 30, 2012.
The following table summarizes expenses related to productivity and cost-savings initiatives incurred by reportable segment (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
2012 expenses	$20.9	$4.0	$—	$6.0	$30.9
First quarter 2013	3.2	0.5	—	0.5	4.2
Second quarter 2013	11.7	1.4	0.1	0.3	13.5
Third quarter 2013	5.5	0.5	0.1	0.1	6.2
Cumulative expenses incurred to date	$41.3	$6.4	$0.2	$6.9	$54.8

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
The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
September 30, 2013	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$852.1	$—	$852.1
State and municipal variable rate demand notes	—	691.4	—	691.4
Other debt securities	—	11.9	—	11.9
Other assets:
Short-term bond mutual fund	100.0	—	—	100.0
Derivatives	—	204.7	—	204.7
Total assets	$100.0	$1,760.1	$—	$1,860.1
Liabilities:
Notes and other borrowings	$—	$4,148.2	$—	$4,148.2
Derivatives	—	183.4	—	183.4
Total liabilities	$—	$4,331.6	$—	$4,331.6

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2012	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,003.7	$—	$1,003.7
State and municipal variable rate demand notes	—	463.3	—	463.3
Other debt securities	—	47.8	—	47.8
Other assets:
Derivatives	—	96.8	—	96.8
Total assets	$—	$1,611.6	$—	$1,611.6
Liabilities:
Notes and other borrowings	$—	$4,200.8	$—	$4,200.8
Derivatives	—	86.1	—	86.1
Total liabilities	$—	$4,286.9	$—	$4,286.9

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2013 and September 30, 2012.
Other Fair Value Measurements
The carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The aggregate fair value of the Company’s borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Condensed Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,968.7 million and $4,029.2 million as of September 30, 2013 and December 31, 2012, respectively (see Note 11).

5.  Commitments and Contingencies
Letters of Credit and Bank Guarantees
The Company had approximately $100 million in outstanding letters of credit and bank guarantees as of September 30, 2013 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
Litigation and Related Contingencies
The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company’s motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs’ unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed the plaintiffs’ consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. (“WUFSI”), a subsidiary of the Company, as a defendant. On April 25, 2011, the Company and WUFSI filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. WUFSI also moved to compel arbitration of the plaintiffs’ claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies’ request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds would be paid from the Company’s existing related unclaimed property liabilities. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. If the Court of Appeals sets aside the settlement and another settlement is not completed or approved, the Company and WUFSI intend to vigorously defend themselves against both lawsuits.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 11, 2010, WUFSI signed an agreement and settlement (“Settlement Agreement”), which resolved all outstanding legal issues and claims with the State of Arizona (the “State”) and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Settlement Agreement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. Pursuant to the terms and conditions of the Settlement Agreement, the costs of the investments in the Company’s programs and for the monitor were expected to be $23.0 million over the period from signing through 2013; however, actual costs have exceeded this amount. The monitor has made a number of recommendations related to the Company’s compliance programs. In addition, in the fourth quarter of 2012, the Company’s Business Solutions business was included in the scope of the monitor’s review. On June 14, 2013, WUFSI and the State filed a Joint Application for Order Tolling Time and Extending Benefits and Obligations of Settlement Agreement (the “First Motion”) in the Superior Court of the State of Arizona In and For the County of Maricopa (the “Superior Court”). The First Motion requested, among other things, that the Superior Court issue an order to extend the timeframe during which the recommendations of the monitor must be implemented for an additional 90 days beyond the original required implementation date of July 31, 2013. The Superior Court issued the requested order on June 14, 2013. WUFSI and the State filed a second Joint Application for Order Tolling Time and Extending Benefits and Obligations of Settlement Agreement (the “Second Motion”) on October 25, 2013, and the Superior Court issued the requested order on October 28, 2013. The Second Motion requested, among other things, extension of the timeframe during which the recommendations of the monitor must be implemented until December 20, 2013. The purpose of the extension until December 20, 2013 is to allow the parties to continue discussions regarding potential amendments to the Settlement Agreement. The parties agreed to and requested additional time to conclude discussions regarding the potential amendments due to unforeseen and other circumstances, including the passing of the State’s primary attorney on the matter. The amendments under discussion may, among other things, further extend the term of the Settlement Agreement to provide WUFSI additional time to implement the monitor’s recommendations. Any such modifications to the Settlement Agreement would require the approval of the State and are expected to have adverse effects on the Company’s business, including additional costs. Additionally, if WUFSI is not able to negotiate a further extension or amendment of the Settlement Agreement or other arrangement and the State determines that WUFSI has committed a willful and material breach of the Settlement Agreement, the State has indicated that it will pursue remedies under the Settlement Agreement, which could include initiating civil or criminal actions. The pursuit by the State of such remedies could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

6.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended September 30, 2013 and 2012 totaled $16.8 million and $16.5 million, respectively, and $48.2 million and $49.3 million for the nine months ended September 30, 2013 and 2012, respectively.
The Company has a director who is also a director for a company that previously held significant investments in two of the Company’s existing agents. During the first quarter of 2012, this company sold its interest in one of these agents, so that for the three and nine months ended September 30, 2013, this company held a significant investment in only one agent. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $3.2 million and $5.0 million for the three months ended September 30, 2013 and 2012, respectively, and $11.4 million and $23.8 million for the nine months ended September 30, 2013 and 2012, respectively, related to these agents during the periods the agents were affiliated with the Company’s director.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  Settlement Assets and Obligations and Non-Settlement Related Investments
Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from, and payable to, customers for the value of their cross-currency payment transactions related to the Business Solutions segment.
Settlement assets and obligations consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Settlement assets:
Cash and cash equivalents	$731.7	$574.5
Receivables from selling agents and Business Solutions customers	1,120.9	1,025.3
Investment securities	1,555.4	1,514.8
	$3,408.0	$3,114.6
Settlement obligations:
Money transfer, money order and payment service payables	$2,563.9	$2,297.1
Payables to agents	844.1	817.5
	$3,408.0	$3,114.6
Investment securities included in “Settlement assets” in the Company’s Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2051. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.
During the third quarter of 2013, the Company invested in a short-term bond mutual fund which holds a diversified portfolio of fixed income securities, with a combined average maturity of less than one year. This investment can be redeemed daily. The fair value of this investment, which is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets, was $100.0 million as of September 30, 2013.
The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of September 30, 2013, the majority of the Company’s investment securities had credit ratings of “AA-” or better from a major credit rating agency.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2013 and 2012 were $14.3 billion and $12.3 billion, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

September 30, 2013	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
State and municipal debt securities (a)	$845.7	$852.1	$8.2	$(1.8)	$6.4
State and municipal variable rate demand notes	691.4	691.4	—	—	—
Other debt securities	11.8	11.9	0.1	—	0.1
	$1,548.9	$1,555.4	$8.3	$(1.8)	$6.5
Other assets:
Short-term bond mutual fund	100.0	100.0	—	—	—
	$1,648.9	$1,655.4	$8.3	$(1.8)	$6.5

December 31, 2012	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
State and municipal debt securities (a)	$991.5	$1,003.7	$12.5	$(0.3)	$12.2
State and municipal variable rate demand notes	463.3	463.3	—	—	—
Other debt securities	47.7	47.8	0.1	—	0.1
	$1,502.5	$1,514.8	$12.6	$(0.3)	$12.3
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of settlement-related debt securities as of September 30, 2013 (in millions):

Fair Value
Due within 1 year	$135.3
Due after 1 year through 5 years	510.9
Due after 5 years through 10 years	248.5
Due after 10 years	660.7
$1,555.4
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $29.6 million, $4.6 million and $657.2 million, are included in the “Due after 1 year through 5 years,” “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unrealized gains on investment securities, beginning of period	$4.2	$7.8	$7.7	$4.9
Unrealized gains/(losses)	1.8	2.2	(0.2)	10.7
Tax expense	(0.8)	(0.7)	—	(4.0)
Reclassification of gains into “Other revenues”	(2.0)	(1.4)	(5.6)	(5.1)
Tax expense related to reclassifications	0.8	0.5	2.1	1.9
Net unrealized gains/(losses) on investment securities	(0.2)	0.6	(3.7)	3.5
Unrealized gains on investment securities, end of period	$4.0	$8.4	$4.0	$8.4

Unrealized gains/(losses) on hedging activities, beginning of period	$(2.9)	$9.4	$(21.9)	$5.1
Unrealized gains/(losses)	(27.0)	(16.7)	1.2	(7.2)
Tax (expense)/benefit	4.0	3.1	(1.3)	1.9
Reclassification of gains into “Transaction fees”	(3.1)	(4.5)	(7.6)	(8.9)
Reclassification of gains into “Foreign exchange revenues”	(1.1)	(1.3)	(2.8)	(2.7)
Reclassification of losses into “Interest expense”	0.9	0.9	2.7	2.7
Tax benefit related to reclassifications	0.4	0.3	0.9	0.3
Net unrealized losses on hedging activities	(25.9)	(18.2)	(6.9)	(13.9)
Unrealized losses on hedging activities, end of period	$(28.8)	$(8.8)	$(28.8)	$(8.8)

Foreign currency translation adjustments, beginning of period	$(14.2)	$(5.3)	$(8.5)	$(6.3)
Foreign currency translation adjustments	(4.3)	(2.2)	(10.6)	(1.8)
Tax benefit	1.5	0.7	2.1	1.3
Net foreign currency translation adjustments	(2.8)	(1.5)	(8.5)	(0.5)
Foreign currency translation adjustments, end of period	$(17.0)	$(6.8)	$(17.0)	$(6.8)

Defined benefit pension plan adjustments, beginning of period	$(125.4)	$(118.9)	$(129.9)	$(122.2)
Reclassification of losses into “Cost of services”	3.1	2.6	9.3	7.9
Tax benefit related to reclassifications and other	(1.2)	(1.0)	(2.9)	(3.0)
Net defined benefit pension plan adjustments	1.9	1.6	6.4	4.9
Defined benefit pension plan adjustments, end of period	$(123.5)	$(117.3)	$(123.5)	$(117.3)
Accumulated other comprehensive loss, end of period	$(165.3)	$(124.5)	$(165.3)	$(124.5)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. Employee Benefit Plan
The Company has one frozen defined benefit pension plan (the “Plan”) for which it had a recorded unfunded pension obligation of $82.7 million and $102.1 million as of September 30, 2013 and December 31, 2012, respectively, included in “Other liabilities” in the Condensed Consolidated Balance Sheets. The Company is required to fund $16 million to the Plan in 2013, of which $13 million was contributed during the nine months ended September 30, 2013.
The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$3.0	$3.7	$9.1	$11.0
Expected return on plan assets	(5.2)	(5.2)	(15.6)	(15.6)
Amortization of actuarial loss	3.1	2.6	9.3	7.9
Net periodic benefit cost	$0.9	$1.1	$2.8	$3.3

10.  Derivatives
The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the Canadian dollar, British pound, Australian dollar, Swiss franc, and other currencies, related to forecasted money transfer revenues and on money transfer settlement assets and obligations. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of September 30, 2013, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in “Derivative gains/(losses), net” within the Company’s Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of September 30, 2013 were as follows (in millions):

Contracts not designated as hedges:
Euro	$202.1
Canadian dollar	57.7
British pound	54.0
Other (a)	155.1
Contracts designated as hedges:
Euro	$405.3
Canadian dollar	126.4
British pound	90.6
Swiss franc	43.9
Australian dollar	42.4
Other	48.2
____________________

(a)	Comprised of exposures to 16 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Business Solutions
The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency Business Solutions payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $92.2 million and $85.9 million for the three months ended September 30, 2013 and 2012, respectively, and $264.9 million and $248.5 million for the nine months ended September 30, 2013 and 2012, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.
The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of September 30, 2013 were approximately $5.3 billion. The significant majority of customer contracts are written in major currencies such as the euro, Canadian dollar, Australian dollar, and British pound.
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
The Company held interest rate swaps in an aggregate notional amount of $1,050.0 million and $800.0 million as of September 30, 2013 and December 31, 2012, respectively. Of this aggregate notional amount held at September 30, 2013, $500.0 million related to notes due in 2014, $250.0 million related to notes due in 2015, and $300.0 million related to notes due in 2018.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$5.0	$13.1	Other liabilities	$6.1	$—
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	9.1	10.8	Other liabilities	21.3	17.6
Total		$14.1	$23.9		$27.4	$17.6
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$190.2	$71.9	Other liabilities	$153.1	$66.5
Foreign currency — Consumer-to-Consumer	Other assets	0.4	1.0	Other liabilities	2.9	2.0
Total		$190.6	$72.9		$156.0	$68.5
Total derivatives		$204.7	$96.8		$183.4	$86.1
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2013 and December 31, 2012 (in millions):
Offsetting of Derivative Assets

September 30, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$98.9	$—	$98.9	$(83.9)	$15.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	105.8
Total	$204.7

December 31, 2012
Derivatives subject to a master netting arrangement or similar agreement	$39.1	$—	$39.1	$(19.6)	$19.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	57.7
Total	$96.8
Offsetting of Derivative Liabilities

September 30, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$130.3	$—	$130.3	$(83.9)	$46.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	53.1
Total	$183.4

December 31, 2012
Derivatives subject to a master netting arrangement or similar agreement	$30.5	$—	$30.5	$(19.6)	$10.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	55.6
Total	$86.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and nine months ended September 30, 2013 and 2012 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended September 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		September 30, 2013	September 30, 2012	Hedged Item		September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Interest rate contracts	Interest expense	$3.1	$1.1	Fixed-rate debt	Interest expense	$(0.6)	$0.7	Interest expense	$—	$—
Total gain/ (loss)		$3.1	$1.1			$(0.6)	$0.7		$—	$—
The following table presents the location and amount of gains/(losses) from fair value hedges for the nine months ended September 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		September 30, 2013	September 30, 2012	Hedged Item		September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Interest rate contracts	Interest expense	$(5.0)	$3.5	Fixed-rate debt	Interest expense	$12.9	$2.2	Interest expense	$—	$—
Total gain/ (loss)		$(5.0)	$3.5			$12.9	$2.2		$—	$—
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended September 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Foreign currency contracts	$(27.0)	$(16.7)	Revenue	$4.2	$5.8	Derivative gains/(losses), net	$0.3	$0.5
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$(27.0)	$(16.7)		$3.3	$4.9		$0.3	$0.5

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the nine months ended September 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Foreign currency contracts	$1.2	$(7.2)	Revenue	$10.4	$11.6	Derivative gains/(losses), net	$—	$0.1
Interest rate contracts (c)	—	—	Interest expense	(2.7)	(2.7)	Interest expense	—	—
Total gain/(loss)	$1.2	$(7.2)		$7.7	$8.9		$—	$0.1
Undesignated Hedges
The following table presents the location and amount of net losses from undesignated hedges for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives		2013	2012	2013	2012
Foreign currency contracts (e)	Selling, general and administrative	$(15.3)	$(5.8)	$(1.9)	$(6.1)
Foreign currency contracts (f)	Derivative gains/(losses), net	(1.2)	(0.4)	(0.6)	0.9
Total loss		$(16.5)	$(6.2)	$(2.5)	$(5.2)
 ____________________

(a)
The gain/(loss) of $(0.6) million and $0.7 million in the three months ended September 30, 2013 and 2012, respectively, was comprised of a loss in value on the debt of $(3.1) million and $(1.1) million, respectively, and amortization of hedge accounting adjustments of $2.5 million and $1.8 million, respectively. The gain of $12.9 million and $2.2 million in the nine months ended September 30, 2013 and 2012, respectively, was comprised of a gain/(loss) in value on the debt of $5.0 million and $(3.5) million, respectively, and amortization of hedge accounting adjustments of $7.9 million and $5.7 million, respectively.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above, were $9.7 million and $(2.3) million for the three and nine months ended September 30, 2013, respectively, and $6.1 million and $4.3 million for the three and nine months ended September 30, 2012, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)	The derivative contracts used in the Company’s revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax loss of $8.1 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of September 30, 2013. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in “Interest expense” in the Condensed Consolidated Statements of Income within the next 12 months as of September 30, 2013. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

11.  Borrowings
The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Due in less than one year:
Commercial paper (a)	$—	$—
Floating rate notes (b)	—	300.0
6.500% notes (effective rate of 5.6%) due 2014 (c)	500.0	500.0
Due in greater than one year (c):
Floating rate notes due 2015 (d)	250.0	—
2.375% notes due 2015 (e)	250.0	250.0
5.930% notes due 2016 (e)	1,000.0	1,000.0
2.875% notes due 2017 (e)	500.0	500.0
3.650% notes due 2018 (e)	400.0	400.0
5.253% notes due 2020 (e)	324.9	324.9
6.200% notes due 2036 (e)	500.0	500.0
6.200% notes due 2040 (e)	250.0	250.0
Other borrowings	5.7	5.8
Total borrowings at par value	3,980.6	4,030.7
Fair value hedge accounting adjustments, net (c)	7.3	20.2
Unamortized discount, net	(19.2)	(21.7)
Total borrowings at carrying value (f)	$3,968.7	$4,029.2
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

(b)
The floating rate notes due in March 2013 were repaid using the Company’s cash, including cash generated from operations and proceeds from the Company’s issuance of the fixed rate notes due 2015 and 2017.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)
On August 22, 2013, the Company issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015 (“2015 Floating Rate Notes”). Interest is payable quarterly at a per annum rate equal to three-month LIBOR plus 1.0% (1.3% at September 30, 2013) and is reset quarterly. See below for additional detail relating to the debt issuance.

(e)	The difference between the stated interest rate and the effective interest rate is not significant.

(f)	As of September 30, 2013, the Company’s weighted-average effective rate on total borrowings was approximately 4.8%.
The Company’s maturities of borrowings at par value as of September 30, 2013 are $500.0 million in 2014, $500.0 million in 2015, $1.0 billion in 2016, $500.0 million in 2017, $400.0 million in 2018, and approximately $1.1 billion thereafter.
The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.
2015 Floating Rate Notes
On August 22, 2013, the Company issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015. Interest with respect to the 2015 Floating Rate Notes is payable quarterly in arrears on each February 21, May 21, August 21 and November 21, beginning November 21, 2013, at a per annum rate equal to the three-month LIBOR plus 1.0% (reset quarterly). The 2015 Floating Rate Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company’s and certain of its subsidiaries’ ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2015 Floating Rate Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest.

12.  Income Taxes
The Company’s effective tax rates on pre-tax income for the three months ended September 30, 2013 and 2012 were 14.8% and 16.8%, respectively, and 14.9% and 14.7% for the nine months ended September 30, 2013 and 2012, respectively. For the three and nine months ended September 30, 2013, the change in the Company’s effective tax rate is primarily due to the combined effect of various discrete items and an increasing proportion of profits that were foreign-derived in 2013, and therefore taxed at lower rates than the Company’s combined federal and state tax rates in the United States. Certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company’s foreign source income are generally subject to United States federal and state income tax.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in “Income taxes payable” in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2013 and December 31, 2012 was $111.7 million and $103.2 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $102.1 million and $93.5 million as of September 30, 2013 and December 31, 2012, respectively, excluding interest and penalties.
The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Condensed Consolidated Statements of Income, and records the associated liability in “Income taxes payable” in its Condensed Consolidated Balance Sheets. The Company recognized $1.3 million and $1.1 million in interest and penalties during the three months ended September 30, 2013 and 2012, respectively, and $3.2 million and $0.0 million during the nine months ended September 30, 2013 and 2012, respectively. The Company has accrued $23.4 million and $20.0 million for the payment of interest and penalties as of September 30, 2013 and December 31, 2012, respectively.
The unrecognized tax benefits accrual as of September 30, 2013 consists of federal, state and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $24 million during the next 12 months in connection with various matters which may be resolved.
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
The United States Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003 (“IRS Agreement”). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $92.4 million have been made as of September 30, 2013. These payments were made during the nine months ended September 30, 2012. The Company expects to pay the remaining amount in 2014 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company’s 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 (“FDC 30-Day Letter”). Furthermore, the IRS completed its examination of the Company’s United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 (“WU 30-Day Letter”). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.
As of September 30, 2013, no provision had been made for United States federal and state income taxes on certain of the Company’s outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $4.9 billion, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.  Stock Compensation Plans
For the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of $8.9 million and $29.1 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2012, the Company recognized stock-based compensation expense of $7.0 million and $26.7 million, respectively. During the nine months ended September 30, 2013, the Company granted 4.0 million options at a weighted-average exercise price of $14.02, 2.4 million restricted stock units at a weighted-average grant date fair value of $12.84 and 0.8 million performance-based restricted stock units at a weighted-average grant date fair value of $13.56. The performance-based restricted stock units granted in 2013 are restricted stock units, primarily granted to the Company’s executives, which require certain financial objectives to be met during 2013 and 2014 plus an additional vesting period and are subject to a payout modifier based on the Company’s relative total shareholder return over a three year performance period (2013 through 2015).
As of September 30, 2013, the Company had 24.9 million outstanding options at a weighted-average exercise price of $18.00, and had 18.7 million options exercisable at a weighted-average exercise price of $18.75. The Company had 6.6 million non-vested restricted stock units at a weighted-average grant date fair value of $15.64 as of September 30, 2013.
The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the nine months ended September 30, 2013:

Stock options granted:
Weighted-average risk-free interest rate	1.2%
Weighted-average dividend yield	3.7%
Volatility	35.3%
Expected term (in years)	6.09
Weighted-average grant date fair value	$3.20
All assumptions used to calculate the fair value of Western Union’s stock options granted during the nine months ended September 30, 2013 were determined on a consistent basis with those assumptions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
All businesses that have not been classified in the above segments are reported as “Other” and include the Company’s money order, prepaid services and other businesses and services.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Consumer-to-Consumer:
Transaction fees	$861.1	$889.6	$2,519.1	$2,655.2
Foreign exchange revenues	252.9	249.6	724.5	737.9
Other revenues	14.1	12.3	43.5	38.0
	1,128.1	1,151.5	3,287.1	3,431.1
Consumer-to-Business:
Transaction fees	146.1	139.7	437.0	429.5
Foreign exchange and other revenues	6.2	7.6	22.0	22.3
	152.3	147.3	459.0	451.8
Business Solutions:
Foreign exchange revenues	92.2	85.9	264.9	248.5
Transaction fees and other revenues	9.4	9.5	27.8	26.3
	101.6	95.4	292.7	274.8
Other:
Total revenues	26.8	27.4	81.3	82.4
Total consolidated revenues	$1,408.8	$1,421.6	$4,120.1	$4,240.1

Operating income/(loss):
Consumer-to-Consumer	$271.1	$338.8	$795.5	$979.0
Consumer-to-Business	29.3	37.2	98.6	111.8
Business Solutions (a)	(2.8)	(7.5)	(16.3)	(36.8)
Other	(2.3)	(2.9)	(8.8)	(10.0)
Total consolidated operating income	$295.3	$365.6	$869.0	$1,044.0
____________________

(a)
During the three and nine months ended September 30, 2013 and 2012, the Company incurred $3.8 million and $13.9 million, respectively, and $10.3 million and $31.2 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments (“TGBP”), which was acquired in November 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

THE WESTERN UNION COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Item 2.
This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout the Annual Report on Form 10-K for the year ended December 31, 2012. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.
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

All businesses that have not been classified in the above segments are reported as “Other” and include our money order, prepaid services and other businesses and services, in addition to costs for the investigation and closing of acquisitions.

Significant Financial and Other Highlights
Significant financial and other highlights for the three and nine months ended September 30, 2013 included:

•
We generated $1,408.8 million and $4,120.1 million in total consolidated revenues, respectively, compared to $1,421.6 million and $4,240.1 million, respectively, for the comparable periods in the prior year, representing a decrease of 1% and 3%, respectively.

•
We generated $295.3 million and $869.0 million in consolidated operating income, respectively, compared to $365.6 million and $1,044.0 million, respectively, for the comparable periods in the prior year, representing a decrease of 19% and 17%, respectively.

•
Our effective tax rate was 14.8% and 14.9%, respectively, compared to 16.8% and 14.7%, respectively, for the comparable periods in the prior year. For the nine months ended September 30, 2013 and 2012, 100% and 86% of our pre-tax income was derived from foreign sources, respectively. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

•
Consolidated net income was $214.4 million and $625.0 million, respectively, compared to $269.5 million and $788.0 million, respectively, for the comparable periods in the prior year, representing a decrease of 20% and 21%, respectively.

•
Our consumers transferred $21.1 billion and $60.5 billion in Consumer-to-Consumer principal, respectively, of which $19.0 billion and $54.4 billion related to cross-border principal, respectively, which represented an increase of 7% and 8% in Consumer-to-Consumer principal and cross-border principal over the three months ended in the prior year, respectively, and an increase of 2% in both Consumer-to-Consumer principal and cross-border principal over the nine months ended in the prior year.

•
Consolidated cash flows provided by operating activities for the nine months ended September 30, 2013 was $810.9 million compared to $859.6 million for the comparable period in the prior year. Cash flows provided by operating activities for the nine months ended September 30, 2013 were impacted by the decrease in consolidated operating income noted above. Cash flows provided by operating activities for the nine months ended September 30, 2012 were impacted by tax payments of $92.4 million made as a result of an agreement with the IRS related to audits of previous years (“IRS Agreement”).

Enhanced Regulatory Compliance
The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements. We regularly review our compliance programs. In connection with that review, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to deter and prevent money laundering, terrorist financing, and fraud and other illicit activity. These enhancements, along with enhancements to improve consumer protection related to the Dodd-Frank Act and other matters, have resulted in, and in coming periods we expect them to continue to result in, changes to certain of our business practices and increased costs. We now anticipate significant additional investments in 2014 in our compliance program based on the current and rapidly evolving environment and our internal reviews of the increasingly complex and demanding global regulatory requirements. Although we are in the early stages of our 2014 budgeting process, we no longer expect growth in operating profit in 2014 due to both these incremental compliance program costs as well as the potential business impact from new compliance procedures. Some of these changes in our compliance program have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2013 compared to the same periods in 2012. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated.
Overview
The following table sets forth our results of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2013	2012	% Change	2013	2012	% Change
Revenues:
Transaction fees	$1,029.9	$1,052.5	(2)%	$3,024.2	$3,152.8	(4)%
Foreign exchange revenues	347.7	338.5	3%	998.1	995.7	0%
Other revenues	31.2	30.6	2%	97.8	91.6	7%
Total revenues	1,408.8	1,421.6	(1)%	4,120.1	4,240.1	(3)%
Expenses:
Cost of services	818.2	796.3	3%	2,389.3	2,376.8	1%
Selling, general and administrative	295.3	259.7	14%	861.8	819.3	5%
Total expenses	1,113.5	1,056.0	5%	3,251.1	3,196.1	2%
Operating income	295.3	365.6	(19)%	869.0	1,044.0	(17)%
Other income/(expense):
Interest income	4.6	1.4	*	5.7	4.1	39%
Interest expense	(48.8)	(44.6)	9%	(145.7)	(134.1)	9%
Derivative gains/(losses), net	(0.9)	0.1	*	(0.6)	1.0	*
Other income, net	1.5	1.3	15%	5.7	9.0	(37)%
Total other expense, net	(43.6)	(41.8)	4%	(134.9)	(120.0)	12%
Income before income taxes	251.7	323.8	(22)%	734.1	924.0	(21)%
Provision for income taxes	37.3	54.3	(31)%	109.1	136.0	(20)%
Net income	$214.4	$269.5	(20)%	$625.0	$788.0	(21)%
Earnings per share:
Basic	$0.39	$0.45	(13)%	$1.12	$1.29	(13)%
Diluted	$0.39	$0.45	(13)%	$1.11	$1.29	(14)%
Weighted-average shares outstanding:
Basic	552.1	601.5		558.5	610.5
Diluted	555.8	604.2		561.3	613.1
____________________

*	Calculation not meaningful

Revenues Overview
The majority of transaction fees and foreign exchange revenues were contributed by our Consumer-to-Consumer segment, which is discussed in greater detail in “Segment Discussion.”
For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, consolidated revenue decreased 1% and 3%, respectively. These decreases were caused by our Consumer-to-Consumer segment, primarily due to price reductions in key corridors and the impact of compliance related actions in various corridors (see “Enhanced Regulatory Compliance” described earlier), partially offset by Consumer-to-Consumer transaction growth. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 1% for both the three and nine months ended September 30, 2013.
For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, foreign exchange revenues increased and were flat, respectively, primarily due to growth in our Business Solutions segment and increased amounts of cross-border principal sent in our Consumer-to-Consumer segment, partially offset by price reductions in certain corridors in our Consumer-to-Consumer segment.
Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three and nine months ended September 30, 2013 of $19.2 million and $46.4 million, respectively, over the same periods in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.
Operating Expenses Overview
TGBP Integration Expenses
During the three and nine months ended September 30, 2013, we incurred $3.8 million and $13.9 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments (“TGBP”) on November 7, 2011. We incurred $10.3 million and $31.2 million during the three and nine months ended September 30, 2012. TGBP integration expense consists of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition. We expect to continue to incur integration expenses resulting from the acquisition of TGBP for the remainder of 2013.
Cost of services
Cost of services primarily consists of agent commissions, which represent approximately two-thirds of total cost of services for both the three and nine months ended September 30, 2013. We have begun to experience an increase in commission rates due to certain recent agent renewals. Also included in cost of services are expenses for call centers, settlement operations and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization and other expenses incurred in connection with providing money transfer and other payment services.
Cost of services increased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year due to investments in our strategic initiatives, primarily in information technology, and increased variable costs that increase as transactions increase, including bank fees, partially offset by the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses. Cost of services for the nine months ended September 30, 2013 was also impacted by costs associated with our productivity and cost savings initiatives and increased compliance program costs (see “Enhanced Regulatory Compliance” described earlier), offset by reduced agent commissions, which decrease as revenue decreases, and savings from our productivity and cost savings initiatives.

Selling, general and administrative
Selling, general and administrative expenses (“SG&A”) increased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year due to investments in our strategic initiatives, lower compensation expense in 2012, and increased compliance program costs, partially offset by decreased TGBP integration costs. For the nine months ended September 30, 2013 compared to the same period in the prior year, SG&A was also impacted by increased compliance program costs, including costs related to an expected extension of our settlement agreement with the State of Arizona (see “Enhanced Regulatory Compliance” described earlier), offset by the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses. Additionally, for the nine months ended September 30, 2013, SG&A was impacted by costs associated with our productivity and cost savings initiatives, partially offset by savings from these initiatives.
Total other expense, net
Total other expense, net increased during the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year due to increased interest expense related to higher average debt balances outstanding and effective interest rates during the three and nine months ended September 30, 2013. Additionally, total other expense, net increased during the nine months ended September 30, 2013 due to other gains recognized in 2012 that did not occur in 2013.
Income taxes
Our effective tax rates on pre-tax income were 14.8% and 16.8% for the three months ended September 30, 2013 and 2012, respectively, and 14.9% and 14.7% for the nine months ended September 30, 2013 and 2012, respectively. For the three and nine months ended September 30, 2013, the change in our effective tax rate is primarily due to the combined effect of various discrete items and an increasing proportion of profits that were foreign-derived in 2013, and therefore taxed at lower rates than our combined federal and state tax rates in the United States. For the nine months ended September 30, 2013 and 2012, 100% and 86% of our pre-tax income was derived from foreign sources, respectively. For the nine months ended September 30, 2013, our United States results were impacted by increased compliance program costs, price reductions implemented in our Consumer-to-Consumer segment (see the Consumer-to-Consumer “Transaction fees and foreign exchange revenues” discussion below), investments in our strategic initiatives, costs associated with our productivity and cost savings initiatives, and higher interest costs. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.
We have established contingency reserves for a variety of material, known tax exposures. As of September 30, 2013, the total amount of tax contingency reserves was $123.7 million, including accrued interest and penalties, net of related benefits. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share
During the three months ended September 30, 2013, basic and diluted earnings per share were $0.39. During the three months ended September 30, 2012, basic and diluted earnings per share were $0.45. Basic and diluted earnings per share during the nine months ended September 30, 2013 were $1.12 and $1.11, respectively, and basic and diluted earnings per share were $1.29 for the nine months ended September 30, 2012. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2013 and 2012, there were 15.7 million and 22.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For both the nine months ended September 30, 2013 and 2012, there were 22.5 million of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.
Earnings per share decreased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.
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
The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consumer-to-Consumer	80%	81%	80%	81%
Consumer-to-Business	11%	10%	11%	11%
Business Solutions	7%	7%	7%	6%
Other	2%	2%	2%	2%
	100%	100%	100%	100%
Consumer-to-Consumer Segment
The following table sets forth our Consumer-to-Consumer segment results of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2013	2012	% Change	2013	2012	% Change
Revenues:
Transaction fees	$861.1	$889.6	(3)%	$2,519.1	$2,655.2	(5)%
Foreign exchange revenues	252.9	249.6	1%	724.5	737.9	(2)%
Other revenues	14.1	12.3	15%	43.5	38.0	14%
Total revenues	$1,128.1	$1,151.5	(2)%	$3,287.1	$3,431.1	(4)%
Operating income	$271.1	$338.8	(20)%	$795.5	$979.0	(19)%
Operating income margin	24%	29%		24%	29%
Key indicator:
Consumer-to-Consumer transactions	62.45	57.47	9%	178.15	172.33	3%

The table below sets forth transaction and revenue changes by region compared to the corresponding periods in the prior year and revenues as a percentage of consolidated revenue by region for the three and nine months ended September 30, 2013.

	Three Months Ended September 30,	Nine Months Ended September 30,
Consumer-to-Consumer transaction growth/(decline) (a):
Europe and CIS	7%	3%
North America	5%	(2)%
Middle East and Africa	10%	7%
Asia Pacific (“APAC”)	10%	5%
Latin America and the Caribbean (“LACA”)	4%	(3)%
westernunion.com	68%	66%
Consumer-to-Consumer revenue growth/(decline) (a):
Europe and CIS	(2)%	(4)%
North America	(7)%	(11)%
Middle East and Africa	1%	0%
APAC	(3)%	(4)%
LACA	(3)%	(3)%
westernunion.com	24%	21%
Consumer-to-Consumer revenue as a percentage of consolidated revenue (a):
Europe and CIS	21%	21%
North America	19%	19%
Middle East and Africa	16%	16%
APAC	12%	12%
LACA	9%	9%
westernunion.com	3%	3%
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

Transaction fees and foreign exchange revenues
For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, Consumer-to-Consumer money transfer revenue declined 2% and 4%, respectively. Transactions increased 9% and 3% for the three and nine months ended September 30, 2013, respectively, primarily due to price reductions. Transaction growth also improved for the three months ended September 30, 2013 as we reached the anniversary of the prior year Vigo® and Orlandi ValutaSM brand location closures (see further discussion below). For both the three and nine months ended September 30, 2013, Consumer-to-Consumer revenue was negatively impacted by 8% and 7%, respectively (6% of consolidated revenue for both periods), related to price reductions. Consumer-to-Consumer revenue was also negatively impacted by compliance related actions in various corridors. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 1% for the three months ended September 30, 2013 and had a negligible impact on revenue growth for the nine months ended September 30, 2013.
In the fourth quarter of 2012, we began to implement additional fee reductions and actions to adjust foreign exchange spreads that have impacted approximately 25% of our Consumer-to-Consumer business, based on 2012 revenue. We had initiated substantially all of these pricing reductions as of June 30, 2013. Pricing reductions generally reduce margins and adversely affect financial results in the short term, but are done in anticipation that they will result in increased transaction volumes which may lead to increased revenues and operating income in the affected corridors thereafter. These pricing actions are expected to total approximately $300 million, or 5% of consolidated revenue, for the full year 2013.
The regions discussed below were impacted by price reductions in certain key corridors and compliance related actions in various corridors.
For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, revenue in our Europe and CIS region decreased 2% and 4% on transaction growth of 7% and 3%, respectively. For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, revenue was negatively impacted by price reductions, compliance related actions in various countries, including in the United Kingdom and Spain, competitive challenges in Russia, and continued economic softness in Southern Europe, partially offset by revenue growth in Germany.
For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, our North America region experienced revenue declines of 7% and 11%, respectively. For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, transactions grew 5% and declined 2%, respectively. Our Mexico business revenue declined for the three and nine months ended September 30, 2013 due to price reductions and compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily for our Vigo and Orlandi Valuta brands. These changes resulted in the loss of over 7,000 agent locations in the third quarter of 2012. Our United States outbound business also experienced a decline in revenue for the three and nine months ended September 30, 2013 due to price reductions and compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand to Latin America, and other compliance related actions. Transactions increased in our Mexico and United States outbound businesses for the three months ended September 30, 2013, primarily due to price reductions and as we reached the anniversary of the prior year Vigo and Orlandi Valuta brand location closures, but decreased for the nine months ended September 30, 2013 due to the compliance related actions described earlier in this paragraph.
For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, our Middle East and Africa region experienced revenue growth of 1% and flat revenue, respectively. Our APAC region experienced revenue declines for both the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year. Both regions experienced transaction growth in the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year. The differential between revenue and transaction changes for both regions was primarily attributable to price reductions.
Our LACA region experienced revenue declines for both the three and nine months ended September 30, 2013, respectively. Revenue declines for the three and nine months ended September 30, 2013 were due to compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand beginning in the three months ended September 30, 2012, and other compliance related actions. Revenue was also negatively impacted by the strengthening of the United States dollar compared to most other foreign currencies in the region and pricing actions, partially offset by geographic and product mix. Transactions increased for the three months ended September 30, 2013, primarily due to price reductions and as we reached the anniversary of the prior year Vigo and Orlandi Valuta brand location closures, but decreased for the nine months ended September 30, 2013 due to the compliance related actions described earlier.

Revenue generated from transactions initiated at westernunion.com increased for the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year due to strong transaction growth, partially offset by price reductions.
Foreign exchange revenues for the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year were impacted primarily by increases in cross-border principal sent of 8% and 2%, respectively, offset by price reductions in certain corridors.
Fluctuations in the exchange rate between the United States dollar and currencies other than the United States dollar have resulted in a reduction to transaction fees and foreign exchange revenues for the three and nine months ended September 30, 2013 of $7.2 million and $19.4 million, respectively, over the same periods in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.
Operating income
Consumer-to-Consumer operating income declined 20% and 19% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. For the three months ended September 30, 2013 compared to the same period in 2012, the decrease in operating income was primarily due to investments in our strategic initiatives, lower compensation expense in 2012, the revenue decline described earlier, and increased compliance program costs. For the nine months ended September 30, 2013 compared to the same period in 2012, the decrease in operating income was primarily due to the revenue decline described earlier, investments in our strategic initiatives, increased compliance program costs, lower compensation expense in 2012, and expenses associated with our productivity and cost savings initiatives, partially offset by savings from these initiatives.
Consumer-to-Business Segment
The following table sets forth our Consumer-to-Business segment results of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Revenues:
Transaction fees	$146.1	$139.7	5%	$437.0	$429.5	2%
Foreign exchange and other revenues	6.2	7.6	(18)%	22.0	22.3	(1)%
Total revenues	$152.3	$147.3	3%	$459.0	$451.8	2%
Operating income	$29.3	$37.2	(21)%	$98.6	$111.8	(12)%
Operating income margin	19%	25%		21%	25%
Revenues
For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, Consumer-to-Business revenue increased 3% and 2%, respectively, primarily due to growth in our United States electronic and international walk-in bill payments businesses. These increases were partially offset by the strengthening of the United States dollar against the Argentine peso, which negatively impacted our Consumer-to-Business revenue growth by approximately 6% and 4% for the three and nine months ended September 30, 2013, respectively, the passing through to certain billers of some of our debit card fee savings related to the Durbin Amendment to the Dodd-Frank Act, and revenue declines in our United States cash-based bill payments business.
Operating income
For the three and nine months ended September 30, 2013, operating income and operating margins decreased compared to the same periods in the prior year primarily due to the items which impacted revenues described earlier. Operating income was also impacted by increased bank fees due to our growing United States electronic business and higher information technology investments.

Business Solutions Segment
The following table sets forth our Business Solutions segment results of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Revenues:
Foreign exchange revenues	$92.2	$85.9	7%	$264.9	$248.5	7%
Transaction fees and other revenues	9.4	9.5	(2)%	27.8	26.3	5%
Total revenues	$101.6	$95.4	6%	$292.7	$274.8	6%
Operating loss	$(2.8)	$(7.5)	*	$(16.3)	$(36.8)	*
Operating loss margin	(3)%	(8)%		(6)%	(13)%
____________________

*	Calculation not meaningful
Revenues
For both the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, Business Solutions revenue grew due to increased customer hedging and spot payments activity. We believe the increase in customer hedging activity for the three months ended September 30, 2013 was partially driven by changes in the valuations of certain major currencies. For the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, the strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 4% and 2%, respectively. Additionally, the acquisition of the French assets of TGBP, which was completed in May 2012 after receiving regulatory approval, contributed approximately 1% to the segment’s revenue growth for the nine months ended September 30, 2013.
Operating loss
For both the three and nine months ended September 30, 2013, operating loss decreased compared to the same periods in the prior year due to increased revenue, partially offset by increased strategic investments. Additionally, operating loss for both the three and nine months ended September 30, 2013 was impacted by decreased integration expenses. We expect to continue to incur integration expenses resulting from the acquisition of TGBP for the remainder of 2013. The changes in operating loss margins in the segment are due to these same factors.
Other
The following table sets forth Other results for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Revenues	$26.8	$27.4	(2)%	$81.3	$82.4	(1)%
Operating loss	$(2.3)	$(2.9)	*	$(8.8)	$(10.0)	*
____________________

*	Calculation not meaningful
Revenues
Other revenue decreased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year primarily due to declines in our prepaid business, partially offset by increased investment income in our money order business.
Operating loss
During the three and nine months ended September 30, 2013 compared to the corresponding periods in the prior year, operating loss decreased primarily due to increased investment income in our money order business, partially offset by increased investments in our prepaid business.

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
A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. These subsidiaries may transfer all excess cash to the parent company for general corporate use except for assets subject to legal or regulatory restrictions. Assets subject to legal or regulatory restrictions, totaling approximately $325 million as of September 30, 2013, include assets outside of the United States subject to restrictions from being transferred outside of the countries where they are located. We are also required to maintain cash and investment balances in our regulated subsidiaries related to certain of our money transfer and other payment obligations. Significant changes in the regulatory environment for money transmitters could impact our primary source of liquidity.
We believe we have adequate liquidity to meet our business needs through our existing cash balances and our ability to generate cash flows through operations. These business needs include approximately $100 million of remaining tax payments, plus additional accrued interest, we expect to make as a result of the IRS Agreement, which we expect to pay in 2014 and beyond, in addition to dividends and share repurchases. In addition, we have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility (“Revolving Credit Facility”), which supports borrowings under our $1.5 billion commercial paper program. As of September 30, 2013, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.
Cash and Investment Securities
As of September 30, 2013, we had cash and cash equivalents of $1.7 billion, of which approximately $850 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.
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
Investment securities, classified within “Settlement assets,” were $1.6 billion as of September 30, 2013. Substantially all of these investments are highly-rated state and municipal debt securities, including variable rate demand notes. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. Additionally, as of September 30, 2013, we held non-settlement related investments of $100.0 million.
Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of September 30, 2013, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of September 30, 2013, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities
Cash provided by operating activities decreased to $810.9 million during the nine months ended September 30, 2013, from $859.6 million in the comparable period in the prior year. Cash provided by operating activities for the nine months ended September 30, 2013 was impacted by a decrease in consolidated operating income. Cash provided by operating activities for the nine months ended September 30, 2012 was impacted by tax payments of $92.4 million made as a result of the IRS Agreement.
Financing Resources
On August 22, 2013, we issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015 (“2015 Floating Rate Notes”). Interest with respect to the 2015 Floating Rate Notes is payable quarterly in arrears on each February 21, May 21, August 21 and November 21, beginning November 21, 2013, at a per annum rate equal to the three-month LIBOR plus 1.0% (reset quarterly). The 2015 Floating Rate Notes are subject to covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, and limit or restrict our and certain of our subsidiaries’ ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2015 Floating Rate Notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus accrued and unpaid interest.
As of September 30, 2013, we have outstanding borrowings at par value of $3,980.6 million. The substantial majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2014 to 2040, and our borrowings also include our 2015 Floating Rate Notes issued on August 22, 2013. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the nine months ended September 30, 2013, we had no outstanding borrowings under our $1.65 billion revolving credit facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.
Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of September 30, 2013.
Cash Priorities
Liquidity
Our objective is to maintain strong liquidity and a capital structure consistent with our investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.
Capital Expenditures
The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $166.2 million and $183.1 million for the nine months ended September 30, 2013 and 2012, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends
During the nine months ended September 30, 2013 and 2012, 22.2 million and 24.3 million shares, respectively, were repurchased for $334.5 million and $421.3 million, respectively, excluding commissions, at an average cost of $15.05 and $17.32 per share, respectively. As of September 30, 2013, $59.2 million remains available under share repurchase authorizations approved by our Board of Directors through December 31, 2013.
Our Board of Directors declared quarterly cash dividends of $0.125 per common share in each of the first three quarters of 2013, representing $208.6 million in total dividends.
Debt Service Requirements
Our 2013 and future debt service requirements will include payments on any future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. In March 2013, our floating rate notes of $300.0 million matured and were repaid from our cash balances, including amounts from proceeds from the issuance of our fixed rate notes due 2015 and 2017. In February 2014, $500.0 million of our 6.500% notes (“2014 Notes”) will mature. We have the ability to use cash, including cash generated from operations, proceeds from the sale of our non-settlement related investments, and our Revolving Credit Facility, and could also access commercial paper and other financing sources to meet our debt obligations as they come due.
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
Pension Plan
We have one frozen defined benefit pension plan (the “Plan”) for which we had a recorded unfunded pension obligation of $82.7 million as of September 30, 2013. We are required to fund $16 million to the Plan in 2013, of which $13 million was contributed during the nine months ended September 30, 2013.
Other Commercial Commitments
We had approximately $100 million in outstanding letters of credit and bank guarantees as of September 30, 2013 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
As of September 30, 2013, our total amount of unrecognized income tax benefits was $135.1 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on Consumer-to-Consumer revenues denominated primarily in the euro, and to a lesser degree the Canadian dollar, British pound, Swiss franc, Australian dollar, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international Consumer-to-Consumer operations.
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
As of December 31, 2012, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $34 million based on our 2013 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of September 30, 2013 is not materially different based on our forecast of unhedged exposure to foreign currency through September 30, 2013. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates
We invest in several types of interest bearing assets, with a total value as of September 30, 2013 of $3.2 billion. Approximately $2.5 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within “Cash and cash equivalents” and “Settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “Settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.
The significant majority of the remainder of our interest bearing assets consist of highly-rated state and municipal debt securities which are fixed-rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within “Settlement assets” in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “Settlement assets” in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “Total stockholders’ equity” on our Condensed Consolidated Balance Sheets.
As of September 30, 2013, we had $250.0 million of floating rate notes, which had an effective interest rate of 1.3% or 1% above three-month LIBOR. Additionally, $1,050.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 400 basis points above LIBOR.
We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of September 30, 2013, our weighted-average effective rate was approximately 4.8%.
A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $13 million annually based on borrowings on September 30, 2013 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2013 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $25 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
Credit Risk
As of September 30, 2013, the majority of our investment securities had credit ratings of “AA-” or better from a major credit rating agency.
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
Our losses associated with bad debts have been 1% of our consolidated revenues or less in all periods presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP
Denver, Colorado
November 4, 2013

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
The Company has had discussions with the United States Federal Trade Commission (the “FTC”) regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a Civil Investigative Demand (“CID”) from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the agreement and settlement the Company entered into with the State of Arizona on February 11, 2010, including information the Company provided to the monitor and any reports prepared by the monitor, and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC’s request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.
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
In 2011, 2012 and 2013, Western Union received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into the adequacy of the Company’s consumer protection efforts over the last several years. The Civil Investigative Demands seek information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company has received and the Company’s procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, the Company could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices, that could have a material adverse effect on our business, financial condition and results of operations.
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
On February 11, 2010, Western Union Financial Services, Inc. (“WUFSI”), a subsidiary of the Company, signed an agreement and settlement (“Settlement Agreement,” filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2010), which resolved all outstanding legal issues and claims with the State of Arizona (the “State”) and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The Settlement Agreement also required us to make payments to the State for its costs associated with this matter. In addition, as part of the Settlement Agreement, we have made and expect to make certain investments in and enhancements to our compliance programs along the United States and Mexico border and a monitor has been engaged for those programs. On January 23, 2013, the monitor announced his intention to resign and a new monitor was appointed effective March 15, 2013. The costs of the investments in our programs and for the monitor pursuant to the Settlement Agreement were expected to be $23 million over the period from signing through 2013; however, actual costs incurred have exceeded this amount. The monitor has made a number of recommendations related to our compliance programs. In addition, in the fourth quarter of 2012, our Business Solutions business was included in the scope of the monitor’s review. Including the costs required pursuant to the Settlement Agreement, the Company has incurred over $70 million since 2010 on its compliance programs along the United States and Mexico border. On June 14, 2013, WUFSI and the State filed a Joint Application for Order Tolling Time and Extending Benefits and Obligations of Settlement Agreement (the “First Motion”) in the Superior Court of the State of Arizona In and For the County of Maricopa (the “Superior Court”). The First Motion requested, among other things, that the Superior Court issue an order to extend the timeframe during which the recommendations of the monitor must be implemented for an additional 90 days beyond the original required implementation date of July 31, 2013. The Superior Court issued the requested order on June 14, 2013. WUFSI and the State filed a second Joint Application for Order Tolling Time and Extending Benefits and Obligations of Settlement Agreement (the “Second Motion”) on October 25, 2013, and the Superior Court issued the requested order on October 28, 2013. The Second Motion requested, among other things, extension of the timeframe during which the recommendations of the Monitor must be implemented until December 20, 2013.
The purpose of the extension until December 20, 2013 is to allow the parties to continue discussions regarding potential amendments to the Settlement Agreement. The parties agreed to and requested additional time to conclude discussions regarding the potential amendments due to unforeseen and other circumstances, including the passing of the State’s primary attorney on the matter. The amendments under discussion may, among other things, further extend the term of the Settlement Agreement to provide WUFSI additional time to implement the monitor’s recommendations. Any such modifications to the Settlement Agreement would require the approval of the State and are expected to have adverse effects on our business, including additional costs. Additionally, if WUFSI is not able to negotiate a further extension or amendment of the Settlement Agreement or other arrangement and the State determines that WUFSI has committed a willful and material breach of the Settlement Agreement, the State has indicated that it will pursue remedies under the Settlement Agreement, which could include initiating civil or criminal actions. The pursuit by the State of such remedies could have a material adverse effect on our business, financial condition and results of operations.
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

Such changes have had, and will likely continue to have adverse effects on our business, primarily our United States to Mexico business and our United States to Latin America and the Caribbean business. Such adverse effects include fewer transactions and lower revenue, increased compliance costs, loss of agents, reduced ability to attract or activate new agents, and a less desirable customer experience. Any additional changes that we elect or are required to make in the United States to Mexico and the United States to Latin America and the Caribbean corridors, or similar changes that we may elect or be required to make in other corridors or for our other services, could have a material adverse effect on our business, financial condition and results of operations.
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
In 2011, 2012 and 2013, Western Union received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into the adequacy of the Company’s consumer protection efforts over the last several years. The Civil Investigative Demands seek information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company has received and the Company’s procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, the Company could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices that could have a material adverse effect on our business, financial condition and results of operations.
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

The Company has had discussions with the United States Federal Trade Commission (the “FTC”) regarding the Company’s consumer protection and anti-fraud programs. On December 12, 2012, the Company received a Civil Investigative Demand (“CID”) from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the Settlement Agreement, including information the Company provided to the monitor and any reports prepared by the monitor, and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC’s request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.
We regularly receive subpoenas and other requests for documents and information from governmental authorities (federal, state, local, and foreign) concerning our current or former agents, customers or other third parties. We cooperate with such subpoenas and requests in the ordinary course of our business. However, it is possible that, during the course of any investigation or review by such governmental authorities, allegations of misconduct or wrongdoing could arise regarding Western Union, its employees, or agents, which could lead to investigations or enforcement actions against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the Company’s repurchases of shares of the Company’s common stock during the third quarter of 2013:

	Total Number of Shares Repurchased*	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs (in millions)
July 1 - 31	3,393	$17.20	—	$79.2
August 1 - 31	1,119,404	$17.89	1,117,900	$59.2
September 1 - 30	41,074	$17.75	—	$59.2
Total	1,163,871	$17.88	1,117,900
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On October 30, 2012, the Board of Directors authorized $550 million of common stock repurchases through December 31, 2013, of which $59.2 million remains available as of September 30, 2013. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits the Company to repurchase shares at times when the Company may otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	November 4, 2013	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2013	By:	/S/ SCOTT T. SCHEIRMAN
Scott T. Scheirman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2013	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4	Form of Floating Rate Note due 2015 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference thereto)

10
Order Tolling Time Frames and Extending Benefits and Obligations of Settlement Agreement issued October 28, 2013 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2013 and incorporated herein by reference thereto)

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