Form 10-K
period 2013-12-31
Western Union CO
filed 2014-02-24
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-K
_______________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 28, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9.4 billion based on the closing sale price of $17.11 of the common stock as reported on the New York Stock Exchange.

As of February 18, 2014, 547,936,621 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2014 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of this Annual Report on Form 10-K of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under "Risk Factors." The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events Related to Our Business and Industry

•	deterioration in consumers' and clients' confidence in our business, or in money transfer and payment service providers generally;

•
changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including those related to interruptions in migration patterns;

•	political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole;

•
failure to compete effectively in the money transfer and payment service industry with respect to global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including telecommunications providers, card associations, card-based payment providers, electronic and Internet providers, and digital currencies;

•	the pricing of our services and any pricing reductions, and their impact on consumer demand for our services and our financial results;

•	our ability to adopt technology in response to changing industry and consumer needs or trends;

•	our failure to develop and introduce new services and enhancements, and gain market acceptance of such services;

•	changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions;

•	our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place;

•	interruptions of United States government relations with countries in which we have or are implementing significant business relationships with agents or clients;

•
mergers, acquisitions and integration of acquired businesses and technologies into our Company, including Travelex Global Business Payments, and the failure to realize anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill;

•	any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems;

•	decisions to change our business mix;

•	failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers;

•	increased costs or loss of business due to difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services;

•
adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover, our investments or amounts payable to us;

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

Events Related to Our Regulatory and Litigation Environment

•
liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations;

•
increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents, or their subagents, including related to anti-money laundering regulations, anti-fraud measures, customer due diligence, or agent and subagent due diligence, registration, and monitoring requirements;

•
liabilities or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with compliance with or failure to comply with the settlement agreement with the State of Arizona, as amended on January 31, 2014;

•
the impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules promulgated there-under, and the actions of the Consumer Financial Protection Bureau, and similar legislation and regulations enacted by other government authorities;

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

ITEM 1.  BUSINESS

Overview

The Western Union Company (the "Company," "Western Union," "we," "our" or "us") is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world. The Company was incorporated in Delaware as a wholly-owned subsidiary of First Data Corporation ("First Data") on February 17, 2006, and on September 29, 2006, First Data distributed all of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the "Spin-off").

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well-recognized brand to transfer funds. Our Consumer-to-Consumer money transfer service enables people to send money around the world, usually within minutes. As of December 31, 2013, our services were available through a global network of over 500,000 agent locations in more than 200 countries and territories, with approximately 90% of those locations outside of the United States. Each location in our agent network is capable of providing one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2013, approximately 70% of our locations had experienced money transfer activity in the previous 12 months.

We also provide consumers with flexible and convenient options for making one-time or recurring payments in our Consumer-to-Business segment. This segment consists of United States bill payments, Pago Fácil (bill payments in Argentina), and international bill payments.

The Business Solutions segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment's business relates to exchanges of currency at the spot rate, which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

We believe that brand strength, size and reach of our global network, convenience, reliability, and value for the price paid for our customers have been important to the growth of our business. As we continue to seek to meet the needs of our customers for fast, reliable and convenient global money movement and payment services, we are also working to enhance our services and provide our consumer and business clients with access to an expanding portfolio of payment and other financial services and to expand the ways our services can be accessed.

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our three segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Businesses not considered part of these segments are categorized as "Other" and include our money order, prepaid and other businesses and services, in addition to costs for the review and closing of acquisitions.

The table below presents the components of our consolidated revenue:

	Year Ended December 31,
	2013	2012	2011
Consumer-to-Consumer	80%	81%	84%
Consumer-to-Business	11%	11%	11%
Business Solutions	7%	6%	3%
Other	2%	2%	2%
	100%	100%	100%

No individual country outside the United States accounted for more than approximately 6% of our consolidated revenue for each of the years ended December 31, 2013, 2012 and 2011.

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

See Part I, Item 1A, Risk Factors, for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 80% of our total consolidated revenues for 2013. We view our money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated in certain countries through websites and account based money transfers. The segment includes five geographic regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities and also includes our online money transfer service conducted through Western Union branded websites ("westernunion.com"). By means of common processes and systems, these regions and westernunion.com create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Although most remittances are sent from one of our agent locations worldwide, in some countries we offer the ability to send money over the Internet or phone using a credit or debit card, or through a withdrawal directly from a consumer's bank account. All agent locations accept cash to initiate a transaction, and some also accept debit cards. We offer consumers several options to receive a money transfer. While the vast majority of transfers are paid in cash at agent locations, in some places we offer payout directly to the receiver's bank account, to a stored-value card, or through the issuance of a money order.

Operations

Our revenue in this segment is derived primarily from transaction fees charged to consumers to transfer money. In money transfers involving different send and receive currencies, we also generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire the currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and address of the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. In some jurisdictions, the agent collects the principal and fees after the presentation of a disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. Certain of these processes are streamlined for our customers who participate in our loyalty programs. The sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes. The recipient enters an agent location in the designated receiving area or country, presents identification, where applicable, and is paid the transferred amount. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the receiver's institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the send and receive locations.

We generally pay our agents a commission based on a percentage of revenue. A commission is usually paid to both the agent that initiated the transaction, the "send agent," and the agent that paid the transaction, the "receive agent." For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent's primary business (e.g., postal services, banking, check cashing, travel and retail businesses), making the economics of being a Western Union agent attractive. Western Union's global reach and large consumer base allow us to attract agents we believe to be of high quality.

To complement the convenience offered by our network's global physical locations, in certain countries we have also made our services available through other channels, as described below under "Services."

Over 85% of our Consumer-to-Consumer transactions involve at least one non-United States location. No individual country outside the United States accounted for greater than 7% of this segment's revenue during all periods presented.

Services

We offer money transfer services in more than 200 countries and territories. In 2013, the substantial majority of our Consumer-to-Consumer transactions were cash money transfers involving our walk-in agent locations around the world. Although demand for in-person, cash money transfers has historically been the strongest, we offer a number of options for sending and receiving funds that provide consumers convenience and choice. The different ways consumers can send or receive money include the following:

Walk-in and telephone money transfer service. The substantial majority of our remittances constitute transactions in which cash is collected by the agent and payment (usually cash) is available for pick-up at another agent location, usually within minutes. In certain countries, we also offer convenience to our consumers to initiate a transaction through the phone using a debit or credit card or through our account based money transfer service, as described below. Additionally, in a few select markets, we offer consumers a lower-priced next day delivery service option for money transfers that do not need to be received within minutes.

Online money transfer service. Western Union branded websites allow consumers to send funds online, including through mobile devices, generally using a credit or debit card for pay-out at most Western Union branded agent locations around the world. As of December 31, 2013, we were providing online money transfer service through Western Union branded websites in over 20 countries.

Account based money transfer service. We offer services that allow consumers to initiate a money transfer from an account or direct a transfer to be received in an account. These services include allowing consumers to initiate a Western Union money transfer electronically through their bank’s internet banking service or automated teller machines (“ATMs”), without having to visit a physical Western Union agent location. Also, in certain countries, receivers can choose to be paid through credit to their accounts, and in the United States and other countries we provide a "Direct to Bank" service, enabling a consumer to send a transaction from an agent location or our websites into an account in a number of countries.

Money transfer services through electronic channels, which include online, account based, and mobile money transfer, combined were approximately 5% of consolidated revenue for the year ended December 31, 2013.

Distribution and Marketing Channels

We offer our Consumer-to-Consumer service to millions of consumers around the world primarily through our global network of third-party agents in most countries and territories, with approximately 90% of our agent locations being located outside of the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations and smaller independent retail locations that provide other consumer products and services. Many of our agents have multiple locations. No individual agent accounted for greater than 10% of the segment's revenue during all periods presented. Our agents know the markets they serve and work with our management to develop business plans for their markets. Many of our agents contribute financial resources to, or otherwise support, our efforts to market the business. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us an average of approximately 17 years and in 2013, these long-standing agents were involved in transactions that generated approximately 60% of our Consumer-to-Consumer revenue.

We provide our third-party agents with access to our multi-currency, real-time money transfer processing systems used to originate and pay money transfers. We continue to develop our network around the world to optimize send and receive corridors. Our systems and processes enable our agents to pay money transfers in more than 120 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the physical infrastructure and staff required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support and customer relationship management to our agents, as well as compliance training and related support.

Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although these subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations.

Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card payout options or Direct to Bank service. We market our services to consumers in a number of ways, directly and indirectly through our agent partners, leveraging advertising promotional activities, grassroots and digital advertising, and loyalty programs. Our marketing benefits from feedback from our agents and consumers.

Our marketing strategy includes our customer programs, such as "My WUSM," which are available in a growing number of countries and territories. These programs offer customers faster service at the point-of-sale. Additionally, in certain countries and at westernunion.com, these programs offer reduced transaction fees or cash back; however, such redemption activity has been insignificant to the results of our operations. Customers in these programs generally initiate more transactions and have a higher rate of retention than other customers.

Industry Trends

Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment levels worldwide. Another significant trend impacting the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist activities and consumer protection. Regulations require money transfer providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and others to use money transfer services, either of which could have an adverse effect on money transfer providers' revenues and operating profits. For further discussion of the regulatory impact on our business, see the "Regulation" discussion in this section, Part I, Item 1A, Risk Factors, and the "Enhanced Regulatory Compliance" section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents, especially in certain inbound countries.

Competition

We face robust competition in the highly-fragmented Consumer-to-Consumer money transfer industry. We compete with a variety of remittance providers, including:

•	Global money transfer providers - Global money transfer providers allow consumers to send money to a wide variety of locations, in both their home countries and abroad.

•
Regional money transfer providers - Regional money transfer providers, or "niche" providers, provide the same services as global money transfer providers, but focus on a smaller group of geographic corridors or services within one region, such as North America to the Caribbean, Central or South America, or Western Europe to North Africa.

•
Electronic channels - Online money transfer service providers, including certain electronic payment providers, allow consumers to send and receive money electronically using the Internet or through mobile devices. Electronic channels also include digital wallets and digital currencies.

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

We believe the most significant competitive factors in Consumer-to-Consumer remittances relate to the overall consumer value proposition, including brand recognition, trust and reliability, consumer experience and price, and distribution network and channel options.

Consumer-to-Business Segment

In our Consumer-to-Business segment, which represented 11% of our total consolidated revenues for 2013, we provide fast and convenient options to make one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. We believe our business customers who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customers' payments. In many circumstances, our relationships with business customers also provide them with an additional source of income, as well as reduced expenses for cash and check handling.

Operations

Our revenue in this segment is derived primarily from transaction fees paid by the consumer. The transaction fees are typically less than the fees charged in our Consumer-to-Consumer segment. Consumers may make a cash payment at an agent or Company-owned location or may make an electronic payment over the phone or on the Internet using their credit or debit card, through the automated clearing house ("ACH") system, or via a wire transfer. Our Internet services are provided through our own websites or in partnership with other websites for which we act as the service provider. In addition, we generate revenue from upfront enrollment fees received for our Equity Accelerator® service, and we earn investment income on funds received from services sold in advance of settlement with payment recipients. The significant majority of the segment's revenue was generated in the United States during all periods presented, with the remainder primarily generated in Argentina.

Services

Our Consumer-to-Business payments services are available through a variety of services that give consumers choices as to the payment channel and method of payment, and include the following:

Speedpay®. Our Speedpay service is offered principally in the United States and allows consumers to make payments to a variety of businesses using credit cards, debit cards, ACH and in limited situations, checks. Payments are initiated over the phone or electronically through the Internet. We also partner with some businesses to allow their customers to access Speedpay from their websites.

Pago Fácil®. In South America, we offer walk-in, cash bill payment services which allow consumers to make payments for services such as phone, utilities and other recurring bills. In Argentina, we provide this service under the Pago Fácil brand. We offer this service under the Western Union brand in Peru, Panama and Brazil.

Western Union Payments. The Western Union Payments service allows consumers to send funds to businesses and government agencies, primarily across the United States and Canada, using cash and, in certain locations, a debit card. This service is offered primarily at Western Union agent locations, but is provided via our westernunion.com website in limited situations. This service is also offered in select international locations under the service mark Quick PaySM. We also offer Quick Cash®, a cash disbursement service used by businesses, government agencies, and financial institutions primarily to send money to employees or individuals with whom they have accounts or other business relationships. Consumers also use our Western Union Convenience Pay® ("Convenience Pay") service to send payments by cash or check from a smaller number of Convenience Pay agent locations primarily to utilities and telecommunication providers. We are in the process of consolidating all of these services, in addition to our Quick Collect® service, to be marketed as Western Union Payments.

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

Distribution and Marketing Channels

Our electronic consumer payment services are available primarily through the phone and online, including through certain mobile devices, while our cash-based consumer services are available through our agent networks and select Company-owned locations, primarily in South America.

Businesses market our services to consumers in a number of ways, and we market our services directly to consumers using a variety of means, including advertising materials, promotional activities, call campaigns and attendance at trade shows and seminars. Our Internet services are marketed to consumers on our websites, on the websites of our partners who offer our payment solutions or through co-branding arrangements with these partners.

We have relationships with over 15,000 consumer payments businesses to which consumers can make payments. These relationships are a core component of our global payments services. On average, we have provided our payment services to our top 20 businesses to which our consumers can make payments for approximately 15 years. No individual consumer or business accounted for greater than 10% of this segment's revenue during all periods presented.

Industry Trends

The global payments industry has evolved with technological innovations that have created new methods of processing payments from consumers to businesses. The various services within the global payments industry are in varying stages of development outside the United States. We believe that the United States is in the midst of a trend away from cash and paper checks for bill payments toward electronic payment methods accessible through multiple technologies.

Competition

Western Union competes with a diverse set of service providers offering both cash and electronic-based payment solutions. Competition in electronic payment services includes financial institutions (which may offer consumer bill payment in their own name or may "host" payment services operated under the names of their clients) and other non-bank competitors. Competition for electronic payments also includes businesses offering their own or third-party services to their own customers and third-party providers of all sizes offering services directly to consumers. In many cases, competitors specialize in a small number of industries. Competitors for cash payments include businesses that allow consumers to pay a bill at one of their locations, or at the location of a partner business, as well as mail and courier services. The ongoing trend away from cash-based bill payments in the United States and competitive pressures, which result in lower cash-based bill payment volumes and a shift to lower revenue per transaction services, continues to impact this business.

We believe the most significant competitive factors in this segment relate to customer service, trust and reliability, convenience, speed, variety of payment methods, biller relationships and service offerings, innovation, price, and brand recognition.

Business Solutions Segment

In our Business Solutions segment, which represented 7% of our total consolidated revenues for 2013, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.

Operations

The substantial majority of our revenue in this segment is derived from foreign exchange revenues, which are based on the difference between the exchange rate set by us to the customer and the rate at which we are able to acquire the currency. Customers may make an electronic or wire transfer or remit a check in order to initiate a transaction. Our Internet services are provided through our own website and also in partnership with other websites for which we act as the service provider. The significant majority of the segment's revenue was generated outside the United States during all periods presented.

Services

Business Solutions payment transactions are conducted through various channels including the phone and Internet. Payments are made predominately through wire transfers and ACH, but in some situations, checks are remitted. The majority of Business Solutions' business relates to exchanges of currency at the spot rate, which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

Distribution and Marketing Channels

Our business payment services are primarily offered over the phone, through partner channels, and via the Internet. Our Internet services are marketed through co-branding arrangements with our website partners as well as on our own website.

We have relationships with more than 100,000 customers with respect to our payment solutions. These relationships are a core component of our business payments services. No individual customer accounted for greater than 10% of this segment's revenue since our acquisition of Travelex Global Business Payments ("TGBP") in November 2011.

Industry Trends

The business-to-business payments industry has evolved with technological innovations that have created new methods of processing payments from businesses to other businesses. The various products and services within the business-to-business payments industry are in varying stages of development. We believe that the cross-border payments industry will expand in the future due to the expanding global focus of many businesses. Increased regulation and compliance requirements are trends also impacting the business-to-business payments industry, which will likely result in increased costs in this segment.

Competition

Western Union competes with a diverse set of service providers offering payment services and foreign exchange risk management solutions, including financial institutions and other non-bank competitors. We believe the most significant competitive factors in this segment relate to recurring relationships founded on customer service and expertise in payments and foreign exchange, customized solutions for specific industries and clients, convenience and speed of payments network, availability of derivative products, variety of inbound and outbound payment methods, brand recognition and price.

Other

Our remaining businesses are grouped in the "Other" category, which primarily includes our money order, prepaid and other businesses and services, in addition to costs for the review and closing of acquisitions.

Customers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Our prepaid business is now primarily composed of providing reload/top up services for various types of prepaid services including mobile phone and prepaid accounts, including prepaid cards, and partnering with select program managers around the world to launch prepaid accounts that meet varying customer needs. Our prepaid business represented less than 1% of total consolidated revenues for all periods presented.

Intellectual Property

The Western Union logos, trademarks, service marks and trade dress (collectively, "Marks") are registered and/or used worldwide and are material to our Company. The WU® service mark and logos are also registered and used in many countries around the world. The international expansion of our agent network over the past decade has taken the Western Union brand to more than 200 countries and territories. We offer money transfer services under the Western Union, Orlandi ValutaSM and Vigo® brands. We also provide various payment and other services such as Western Union Payments, Quick Collect, Convenience Pay, Quick Pay, Quick Cash, Speedpay, Equity Accelerator, Pago Fácil (registered in Argentina), Western Union Business Solutions and MoneyWiseTM.

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2013, we invested approximately $220 million to market, advertise and promote our brands and services, including costs of dedicated marketing personnel. Many of our agents have also contributed significant financial resources to assist with marketing our services.

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

Risk Management

Our Company has a credit risk management department that evaluates and monitors our credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our online services and electronic channels, where transactions are originated through means other than cash, and therefore are subject to "chargebacks," insufficient funds, or other collection impediments, such as fraud. Our credit risk management team monitors fraud risks jointly with our information security and global compliance departments. Our credit risk management team also performs a credit review before each agent signing and conducts periodic analyses.

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) receivables from certain customers for which beneficiaries are paid prior to receiving cleared funds from the customer, where we have offered "trade credit." For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

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

A key component of the Western Union business model is our ability to manage financial risk associated with conducting transactions worldwide. We settle with the majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of money transfer transactions are paid by the next day after they are initiated and agent settlements occur within a few days in most instances. We also utilize foreign currency exchange contracts, primarily forward contracts, to mitigate the risks associated with currency fluctuations and to provide predictability of future cash flows. We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The foreign exchange risk is actively managed.

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

International Investment

No provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.0 billion as of December 31, 2013, as we have reinvested and expect to continue to reinvest these earnings outside the United States indefinitely. We intend to invest these earnings to expand and diversify our global distribution and explore new service offerings, and we may also consider international acquisition opportunities. In 2011, our foreign cash allowed us to acquire TGBP and the remaining interests in two of our largest European-based agents, Finint S.r.l. and Angelo Costa, S.r.l. However, if we are unable to utilize accumulated earnings outside of the United States and we repatriate these earnings to the United States in the form of actual or constructive dividends, we would be subject to significant United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and many other countries and jurisdictions, including the European Union. These include an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding: financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control) to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program comprised of policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. These programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents' compliance activities. In 2013, the Company spent over $150 million on its compliance and regulatory programs, including costs related to our amended settlement agreement with the State of Arizona.

Money Transfer and Payment Instrument Licensing and Regulation

Our money transfer and money order services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended, including by the USA PATRIOT Act of 2001 (collectively, the "BSA"), and similar state laws and regulations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders, to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. Many states impose similar and, in some cases, more stringent requirements. These requirements also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents inside and outside the United States, and certain states also require money transfer companies to conduct due diligence reviews of their agents and subagents. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with agreements being reached with Western Union and several large financial institutions, including another money transfer provider.

Economic and trade sanctions programs administered by the United States Department of the Treasury Office of Foreign Assets Control ("OFAC") and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with) certain countries, their governments, and in certain circumstances, their nationals, as well as with specifically-designated individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. We provide very limited money transfer and payments services to individuals in Cuba, Syria and Sudan in accordance with United States laws authorizing such services and pursuant to and as authorized by advisory opinions of, or specific or general licenses granted by, OFAC.

In the United States, most states license money transfer services providers and many exercise authority over the operations of our money transfer services and, as part of this authority, regularly examine us. Many states require us to invest the proceeds of money transfers in highly-rated, investment grade securities, and our use of such investments is restricted to satisfy outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities in compliance with these regulations. The majority of our investment securities, classified within "Settlement assets" in the Consolidated Balance Sheets, are held in order to comply with state licensing requirements in the United States and had credit ratings of "AA-" or better from a major credit rating agency as of December 31, 2013.

These licensing laws also cover matters such as government approval of controlling shareholders and senior management of our licensed entities, regulatory approval of agents and in some instances their locations, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain certain net worth levels. Many states also require money transfer providers and their agents to comply with federal and/or state anti-money laundering laws and regulations.

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

The Payment Services Directive ("PSD") in the European Union ("EU") and similar laws in other jurisdictions have imposed rules on payment service providers like Western Union. In particular, Western Union is responsible for the regulatory compliance of our agents and their subagents who are engaged by one of our payments institution subsidiaries. Thus, the costs to monitor our agents and the risk of adverse regulatory action against us because of the actions of our agents in those areas have increased. The majority of our EU business is managed through our Irish PSD subsidiary, which is regulated by the Central Bank of Ireland. Under the PSD, we are subject to investment safeguarding rules and periodic examinations similar to those we are subject to in the United States. These rules have resulted in increased compliance costs and may lead to increased competition in our areas of service. Additional countries may adopt legislation similar to these laws. The PSD, as well as legislation in other countries such as Russia, has also allowed an increased number of non-bank entities to become money transfer agents, allowing Western Union and other money transfer providers to expand their agent networks in these countries but also resulting in increased competition.

In February 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed an agreement and settlement ("Settlement Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Settlement Agreement, we have made and expect to make certain investments in our compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. We have incurred, and expect to continue to incur, significant costs in connection with the Settlement Agreement. The Monitor has made a number of recommendations related to our compliance programs. In addition, in the fourth quarter of 2012, our Business Solutions business was included in the scope of the Monitor's review. On January 31, 2014, WUFSI and the State agreed to amend the Settlement Agreement. Such amendment (the “Amendment”) was subsequently approved by the Superior Court of the State of Arizona In and For the County of Maricopa that same day. The Amendment extends the term of the Settlement Agreement until December 31, 2017, and imposes obligations on the Company and WUFSI in connection with WUFSI’s anti-money laundering compliance programs and cooperation with law enforcement. See Part I, Item 1A, Risk Factors - "Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators" for more information on the Settlement Agreement, including the potential impact on our business.

Regulators worldwide are exercising heightened supervision of money transfer providers and requiring increasing efforts to ensure compliance. As a result, we are experiencing increasing compliance costs related to customer, agent, and subagent due diligence, verification, transaction approval, disclosure, and reporting requirements, along with other requirements that have had and will continue to have a negative impact on our business, financial condition, and results of operations.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us or our agents or their subagents, including regulations that:

•	prohibit transactions in, to or from certain countries or with certain governments, individuals and entities;

•	impose additional customer identification and customer, agent, and subagent due diligence requirements;

•	impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;

•
limit the types of entities capable of providing money transfer services, impose additional licensing or registration requirements on us, our agents, or their subagents, or impose additional requirements on us with regard to selection or oversight of our agents or their subagents;

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

Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Similar Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became United States federal law in 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the "CFPB") whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The CFPB has created additional regulatory oversight for us. Regulations issued by the CFPB have affected our business in a variety of areas. These include: a requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction written disclosures, including the disclosure of third-party fees and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a consumer's request. We have modified certain of our systems, business practices, service offerings or procedures to comply with these regulations. We also face liability for the failure of our money transfer agents and their subagents to comply with the rules and have implemented and are continuing to implement additional policies, procedures, and oversight measures designed to foster compliance by our agents. The extent of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. The CFPB has also implemented a direct portal for gathering information regarding consumer complaints in the money transfer area. It is likely that this effort will lead to additional regulatory scrutiny. In January 2014, the CFPB proposed a rule to directly supervise “larger participants” in the market for international transfers. If finalized, this rule will result in the direct examination and supervision of Western Union and its largest competitors by the CFPB.

Additionally, rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission, as well as by member states of the European Union pursuant to the European Market Infrastructure Regulation ("EMIR"), have subjected our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions we may enter into in the future are subject to centralized clearing and margin requirements and certain of our other transactions may become so in the future. Further, we may become subject to additional and potentially costly regulatory and supervisory requirements if we exceed derivative transaction thresholds set forth in the Dodd-Frank Act and EMIR, including subjecting our foreign exchange derivative transactions to centralized clearing and margin requirements under EMIR. Governments outside of the United States and the European Union are also considering regulations similar to those described above. These regulations have added costs to our business and any additional requirements could result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. For further discussion of these risks, see Part I, Item 1A, Risk Factors - "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition."

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

Privacy and Information Security Regulations

We must collect, transfer, disclose, use and store personal information in order to provide our services. These activities are subject to information security standards, data privacy, data breach and related laws and regulations in the United States and other countries. In the United States, data privacy and data breach laws such as the federal Gramm-Leach-Bliley Act and various state laws apply directly to a broad range of financial institutions including money transfer providers like Western Union, and indirectly to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission ("FTC") has an on-going program of investigating the privacy practices of companies and has commenced enforcement actions against many, resulting in multimillion dollar settlements and multi-year agreements governing the settling companies' privacy practices. The FTC and several states have expanded their area of concern to include privacy practices related to mobile applications. Many state laws require us to provide notification to affected individuals, state officers and consumer reporting agencies in the event of a security breach of computer databases or physical documents that contain certain types of non-public personal information and present a risk for unauthorized use.

The collection, transfer, disclosure, use and storage of personal information required to provide our services is subject to data privacy laws outside of the United States, such as laws adopted pursuant to the EU's 95/46 EC Directive of the European Parliament (the "Data Protection Directive"), and national and provincial laws throughout the world. In some cases, these laws are more restrictive than the Gramm-Leach-Bliley Act and impose more stringent duties on companies. These laws, which are not uniform, do one or more of the following: restrict the collection, transfer, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and give individuals certain rights to prevent the use or disclosure of personal information for secondary purposes such as marketing.

These regulations, laws and industry standards also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines.

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal and state, as well as certain foreign, government agencies when required by law. In recent years, Western Union has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual's right to privacy - may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

Banking Regulation

We have subsidiaries that operate under banking licenses granted by the Austrian Financial Market Authority and the Brazilian Central Bank which subject these subsidiaries to Austrian and Brazilian regulations. We are also subject to regulation, examination and supervision by the New York State Department of Financial Services (the "Financial Services Department"), which has regulatory authority over our entity that holds all interests in these subsidiaries, a limited liability investment company organized under Article XII of the New York Banking Law. An Agreement of Supervision with the Financial Services Department imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements. Approval is required from the Financial Services Department under New York Banking Law, and from the Austrian Financial Market Authority and the Brazilian Central Bank under Austrian and Brazilian regulations, respectively, prior to certain direct or indirect changes in control of the Article XII investment company and its banking subsidiaries, including a change in control of its ultimate parent, the Company.

Since these subsidiaries do not operate any banking offices in the United States and do not conduct business in the United States except as may be incidental to their activities outside the United States, our Company's affiliation with these subsidiaries does not cause them to be subject to the provisions of the Bank Holding Company Act in the United States.

Other

Some of our services are subject to card association rules and regulations. For example, an independent standards-setting organization, the Payment Card Industry ("PCI") Security Standards Council (including American Express, Discover Financial Services, JCB International, MasterCard Worldwide and Visa Inc. International) developed a set of comprehensive requirements concerning payment card account security through the transaction process, called the Payment Card Industry Data Security Standard ("PCI DSS"). All merchants and service providers that store, process and transmit payment card data are required to comply with PCI DSS as a condition to accepting credit cards. We are subject to annual reviews to ensure compliance with PCI regulations worldwide and are subject to fines if we are found to be non-compliant.

Stored-value services offered by Western Union are subject to United States federal and state laws and regulations, as well as laws and regulations outside of the United States, related to consumer protection, licensing, escheat and money laundering. Similar services that we offer internationally are subject to various country laws. These laws are evolving, and the extent to which they apply to Western Union or its consumers is sometimes unclear. While we are unable to determine the full impact that new laws and changing interpretations may have on these services, recent history suggests that new rules may, among other things, broaden our liability for the services and increase the scope of the information that we and our agents must collect, maintain and report about consumers.

Employees and Labor

As of January 31, 2014, our businesses employed approximately 10,000 employees, of which approximately 8,000 employees are located outside of the United States.

Available Information

The Western Union Company is a Delaware corporation and its principal executive offices are located at 12500 East Belford Avenue, Englewood, CO, 80112, telephone (866) 405-5012. The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the "Investor Relations" portion of the Company's website, www.westernunion.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC"). The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Executive Officers of the Registrant

As of February 24, 2014, our executive officers consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	53	President, Chief Executive Officer and Director
Rajesh K. Agrawal	48	Executive Vice President, Interim Chief Financial Officer
Odilon Almeida	52	Executive Vice President and President, Americas and European Union
John R. Dye	54	Executive Vice President, General Counsel and Secretary
Jean Claude Farah	43	Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe & CIS
Diane Scott	43	Executive Vice President, Chief Product and Marketing Officer
J. David Thompson	47	Executive Vice President, Global Operations and Chief Information Officer
Richard L. Williams	48	Executive Vice President, Chief Human Resources Officer

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

Rajesh K. Agrawal is our Executive Vice President (from November 2011) and Interim Chief Financial Officer (from January 2014). Prior to January 2014, Mr. Agrawal was President, Western Union Business Solutions (from August 2011). Prior to August 2011, Mr. Agrawal served as General Manager, Business Solutions from November 2010, and as Senior Vice President of Finance for Business Units, from August 2010 to November 2010. Previously, Mr. Agrawal served as Senior Vice President of Finance of the Company's Europe, Middle East, and Africa and Asia Pacific regions from July 2008 to August 2010, and as Senior Vice President and Treasurer of Western Union from June 2006 to May 2008. Mr. Agrawal joined Western Union in 2006.

Odilon Almeida is currently Executive Vice President and President, Americas and European Union. From January 2013 until December 2013, Mr. Almeida was Senior Vice President and President for the Americas region for Western Union. Mr. Almeida joined Western Union in 2002 and has held roles of increasing responsibility, including Regional Vice President, Southern Cone, Americas from December 2002 to August 2007; Senior Vice President, South America region from January 2008 to December 2010; and Senior Vice President and Managing Director for the Latin America and Caribbean region from December 2010 to December 2012. Prior to joining Western Union, Mr. Almeida worked at FleetBoston Financial, The Coca-Cola Company and Colgate-Palmolive in Brazil, Canada, Mexico and the United States.

John R. Dye is our Executive Vice President, General Counsel and Secretary. Prior to taking this position in November 2011, Mr. Dye was Senior Vice President, Interim General Counsel and Corporate Secretary of the Federal Home Loan Mortgage Corporation ("FHLMC") from July 2011. From July 2007 to July 2011, Mr. Dye served as Senior Vice President, Principal Deputy General Counsel Corporate Affairs, of FHLMC. Prior to joining FHLMC, Mr. Dye served as Associate General Counsel at Citigroup Inc. from August 1999 to July 2007, and as Senior Vice President and Senior Counsel at Salomon Smith Barney from 1994 to 1999. Prior to that time, Mr. Dye was an attorney at the law firm of Brown & Wood. Mr. Dye is also Chairman of the Board of the Western Union Foundation.

Jean Claude Farah is currently Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe and CIS. From March 2009 to December 2013, Mr. Farah served as Senior Vice President for the Middle East and Africa region at Western Union. Mr. Farah joined Western Union in 1999 as Marketing Manager, Middle East & North Africa. He has held a variety of progressively responsible positions with the company, including Regional Director from March 2003 to June 2005, Regional Vice President from June 2005 to March 2009 and Senior Vice President for the Middle East, Pakistan and Afghanistan region. Mr. Farah started his career in 1995 with Renault SA. Prior to joining Western Union, he was Area Manager for Orangina Pernod Ricard.

Diane Scott is our Executive Vice President, Chief Product and Marketing Officer. Prior to taking this position in December 2012, Ms. Scott was our Chief Marketing Officer (from April 2011) and President, Western Union Ventures (from August 2011). Prior to April 2011, Ms. Scott was Senior Vice President, Marketing, Americas since March 2009. From March 2008 to March 2009, Ms. Scott served as Vice President, Marketing Services, and General Manager, Domestic Money Transfer. From March 2007 to March 2008, Ms. Scott served as Vice President, Domestic Money Transfer and Marketing Services, and from January 2005 to March 2007, she served as Vice President and General Manager, Domestic Money Transfer. Ms. Scott joined Western Union in 2001. Prior to joining Western Union, Ms. Scott held marketing positions with Izodia plc, US West Communications Inc., and various advertising agencies.

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

Richard L. Williams is our Executive Vice President, Chief Human Resources Officer. Mr. Williams was appointed as our Chief Human Resources Officer in October of 2013 and previously served as Interim Chief Human Resources Officer from March 2013 to October 2013 and as Senior Vice President, Human Resources - Global Consumer Financial Services from June 2011 to October 2013. Mr. Williams joined Western Union in November 2009 as the Vice President of Human Resources for the Americas and Global Cards. Before joining Western Union, Mr. Williams worked for Fullerton Financial Holdings (a wholly-owned subsidiary of Temasek Holdings) as its Senior Vice President of Human Resources for Central and Eastern Europe, Middle East and Africa, based in Dubai, United Arab Emirates from September 2007 to October 2009. Previously, Mr. Williams spent 17 years (May 1998 to August 2007 and August 1989 to February 1997) with American Express Company.

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

Risks Relating to Our Business and Industry

If consumers' confidence in our business or in consumer money transfer and payment service providers generally deteriorates, our business, financial condition and results of operations could be adversely affected.

Our business is built on consumers' confidence in our brands and our ability to provide fast, reliable money transfer and payment services. Erosion in consumers' confidence in our business, or in consumer money transfer and payment service providers as a means to transfer money, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition and results of operations.

A number of factors could adversely affect consumers' confidence in our business, or in consumer money transfer and payment service providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•
changes or proposed changes in laws or regulations or regulator or judicial interpretation thereof that have the effect of making it more difficult or less desirable for consumers to transfer money using consumer money transfer and payment service providers, including additional customer due diligence, identification, reporting, and recordkeeping requirements;

•	the quality of our services and our customer experience, and our ability to meet evolving consumer needs and preferences, including customer preferences related to our digital services;

•	failure of our agents or their subagents to deliver services in accordance with our requirements;

•	reputational concerns resulting from actual or perceived events, including those related to fraud or consumer protection;

•
actions by federal, state or foreign regulators that interfere with our ability to transfer consumers' money reliably, for example, attempts to seize money transfer funds, or limit our ability to or prohibit us from transferring money in certain corridors;

•
federal, state or foreign legal requirements, including those that require us to provide consumer or transaction data pursuant to our agreement and settlement with the State of Arizona and other requirements or to a greater extent than is currently required;

•
any significant interruption in our systems, including by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or disruptions in our workforce; and

•	any breach of our security policies or legal requirements resulting in a compromise of consumer privacy or data use and security.

Many of our money transfer consumers are migrants. Consumer advocacy groups or governmental agencies could consider migrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If consumer advocacy groups are able to generate widespread support for actions that are detrimental to our business, then our business, financial condition and results of operations could be adversely affected.

Global economic downturns or slower growth or declines in the money transfer, payment service, and other markets in which we operate, including those related to interruptions in migration patterns, and difficult conditions in global financial markets and financial market disruptions could adversely affect our business, financial condition and results of operations.

The global economy has experienced in recent years, and in the future may experience, downturns, volatility and disruption, and we face certain risks relating to such events, including:

•	Demand for our services could soften, including due to low consumer confidence, high unemployment, or reduced global trade.

•	Our Consumer-to-Consumer money transfer business relies in large part on migration, which brings workers to countries with
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

•
Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. Reduced job opportunities, especially in retail, healthcare, hospitality, and construction, or overall weakness in the world’s economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions, our results of operations may be adversely affected.

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

•
Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor, "We face credit, liquidity and fraud risks from our agents, consumers and businesses that could adversely affect our business, financial condition and results of operations."

•
The market value of the securities in our investment portfolio may substantially decline. The impact of that decline in value may adversely affect our liquidity, results of operations and financial condition.

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

•
If market disruption and volatility occurs, we could experience difficulty in accessing capital on favorable terms and our business, financial condition and results of operations could be adversely impacted.

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers and a number of other types of service providers, including electronic and Internet providers and digital currencies. Our future growth depends on our ability to compete effectively in the industry.
Money transfer and global business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include banks, credit unions, automated teller machine providers and operators, card associations, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, web-based services, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, consumer money transfer companies, and digital currencies. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings, and innovation. Distribution network and channel options, such as the electronic money transfer business, which includes online, account based, and mobile money transfer, have been and may continue to be impacted by increased competition, which could adversely affect our business, financial condition, and results of operations.
Our future growth depends on our ability to compete effectively in money transfer and global business payments. For example, if we fail to price our services appropriately, consumers may not use our services, which could adversely affect our business and financial results. In addition, failure to compete on service differentiation and service quality could significantly affect our future growth potential and results of operations.
As noted below under risk factor "Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition and results of operations," many of our agents outside the United States are national post offices. These entities are usually governmental organizations that may enjoy special privileges or protections that could allow them to simultaneously develop their own money transfer businesses. International postal organizations could agree to establish a money transfer network among themselves. Due to the size of these organizations and the number of locations they have, any such network could represent significant competition to us.
We may not realize the anticipated benefits of pricing reductions, which could adversely affect our business.
We have made, and expect to continue to make, periodic pricing reductions from time to time in response to competition and to implement our brand investment strategy, which includes better meeting consumer needs, maximizing market opportunities and strengthening our overall competitive positioning. Pricing reductions generally reduce margins and adversely affect financial results in the short term, but are done in anticipation that they will result in increased transaction volumes which may lead to increased revenues and operating income in these certain corridors thereafter. However, the anticipated benefits of these pricing reductions may not be realized within a certain time period or at all. If we fail to realize the anticipated benefit of the pricing reductions, our business and financial results could be adversely affected.

Our ability to adopt new technology to respond to new and enhanced products, changing industry and regulatory standards, and evolving customer needs or trends poses a challenge to our business.
Our industry is subject to rapid and significant technological changes, with the constant introduction of new and enhanced products and services and evolving industry and regulatory standards and consumer needs and preferences. Our ability to enhance our current products and services and introduce new products and services that address these changes has a significant impact on our ability to be successful. We actively seek to respond in a timely manner to changes in customer (both consumer and business) needs and preferences, technology advances and new and enhanced products such as technology-based money transfer and Business Solutions payments services, including Internet, phone-based and other mobile money transfer services and prepaid, stored-value and other card-based money transfer services. Failure to respond well to these challenges on a timely basis could adversely impact our business, financial condition and results of operations. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternative, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than the model offered by our traditional cash/agent model.
Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition and results of operations.
A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. Our Business Solutions business provides currency conversion and, in certain countries, foreign exchange hedging services to its customers, further exposing us to foreign currency exchange risk. In order to mitigate these risks, we enter into derivative contracts. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates.
For example, a substantial portion of our revenue is generated in the euro. Due to concerns in recent years regarding the ability of certain European countries to continue to service their sovereign debt obligations, the value of the euro has fluctuated more widely than in the past. If there is a significant devaluation of the euro and we are unable to hedge our foreign exchange exposure to the euro, the value of our euro-denominated net monetary assets and liabilities would be correspondingly reduced when translated into United States dollars for inclusion in our financial statements.

We operate in almost all the emerging markets throughout the world. For many countries in these markets, our foreign currency exposure is limited because most transactions are receive transactions and we settle with our agents in either United States dollars or euros as reimbursement for the payment of these transactions. However, there are certain countries in these emerging markets where we generate transaction revenue from send transactions. Our exposure to foreign currency fluctuations in those countries is increased as these fluctuations impact our revenues and operating profits. Typically, in these markets the cost of hedging activities is prohibitive.

We have operations in countries where government-imposed restrictions limit the transfer of cash outside the country. In Argentina, our money transfer and bill payment operations together represent less than 5% of our 2013 total consolidated revenues. However, as of December 31, 2013, approximately $100 million in cash and cash equivalents, representing several years of accumulated operating profits and excess cash flows from both businesses, continue to be held in Argentina due to government imposed restrictions. Changes in the official Argentine peso exchange rate are immediately reflected in net income for our money transfer operations, whereas these effects are reflected in other comprehensive income for our bill payment operations. The continued devaluation of the Argentine peso and limits on returning excess cash balances could further adversely affect future distributions and our results of operations.

Our foreign exchange risk is relatively greater, and our foreign exchange risk management is heightened, in our Business Solutions business. The majority of Business Solutions' revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. If we are unable to obtain offsetting positions, our business, financial condition and results of operations could be adversely affected.

A substantial portion of our revenue is generated outside of the United States and much of the cash and cash equivalents from this business are held by our foreign entities. Repatriating these funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at foreign tax rates that are relatively low compared to our combined federal and state tax rates in the United States. If repatriation of these funds is required or if a change in legislation requires a different tax treatment, our business, financial condition and results of operations could be adversely impacted. For further discussion regarding the risk that our future effective tax rates could be adversely impacted by changes in tax laws, both domestically and internationally, see risk factor "Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense" below.

Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Occasionally agents or their subagents have been required by their regulators to cease offering our services, see risk factor "Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations, financial condition, and liquidity" below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or our ability to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition and results of operations. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

Many of our agents outside the United States are post offices, which are usually owned and operated by national governments. These governments may decide to change the terms under which they allow post offices to offer remittances and other financial services. For example, governments may decide to separate financial service operations from postal operations, or mandate the creation or privatization of a "post bank," which could result in the loss of agent locations, or they may require multiple service providers in their network. A government could decide to restrict remittance service to only the national post office. These changes could have an adverse effect on our ability to distribute, offer or price our services in countries that are material to our business.

Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation, business, financial condition and results of operations.

We collect, transfer and retain consumer, business, employee and agent data as part of our business. These activities are subject to laws and regulations in the United States and other jurisdictions, see risk factor "Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition" below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately used or disclosed. We have developed and maintain technical and operational safeguards designed to comply with applicable legal requirements. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or the systems of our business partners and service providers and improperly obtain or disclose data about our consumers, business customers, agents and/or employees. Further, because some data is collected and stored by third parties, it is possible that a third party could intentionally or inadvertently disclose personal data in violation of law. Also, in some jurisdictions we transfer data related to our employees, business customers, consumers, agents and potential employees to third-party vendors in order to perform due diligence and for other reasons. It is possible that a vendor could intentionally or inadvertently disclose such data. Any breach of our security policies or applicable legal requirements resulting in a compromise of consumer, business, employee or agent data could require us to notify impacted individuals, and in some cases regulators, of a possible or actual breach, expose us to regulatory enforcement action, including fines, limit our ability to provide services, subject us to litigation and/or damage our reputation.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of consumers. These systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control or that of our service providers. Further, we have been and continue to be the subject of cyber attacks. These attacks are primarily aimed at interrupting our business or exploiting information security vulnerabilities. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company's business, although there can be no assurance that a material breach will not occur in the future. Although we have taken steps to prevent systems disruptions, our measures may not be successful and we may experience problems other than system disruptions. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of which are located outside the United States, could adversely affect our business.

Acquisitions and integration of new businesses create risks and may affect operating results.

We have acquired and may acquire businesses both inside and outside the United States. The acquisition and integration of businesses involve a number of risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company's people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). In addition, the need in some cases to improve regulatory compliance standards is another risk associated with acquiring companies, see "Risks Related to Our Regulatory and Litigation Environment" below. Acquisitions often involve additional or increased risks including, for example:

•	realizing the anticipated financial benefits from these acquisitions and where necessary, improving internal controls of these acquired businesses;

•	managing geographically separated organizations, systems and facilities;

•	managing multi-jurisdictional operating, tax and financing structures;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	integrating the acquired technologies into our Company;

•	complying with regulatory requirements;

•	enforcing intellectual property rights in some foreign countries;

•	entering new markets with the services of the acquired businesses; and

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

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

As of December 31, 2013, we had $3,172.0 million of goodwill comprising approximately 31% of our total assets, including $1,947.7 million of goodwill in our Consumer-to-Consumer reporting unit and $996.0 million of goodwill in our Business Solutions reporting unit. TGBP represents a significant majority of the goodwill related to the Business Solutions reporting unit. For the Business Solutions reporting unit, a decline in estimated fair value of approximately 15% could occur before triggering an impairment of goodwill. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods. See the "Critical Accounting Policies and Estimates" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, for more detail.

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

We offer consumers, primarily in the United States, the ability to transfer money utilizing their bank account or credit or debit card via the Internet and phone. These transactions have experienced and continue to experience a greater risk of fraud and higher fraud losses. Additionally, money transfers funded by ACH, or similar methods, are not preauthorized by the sender's bank and carry the risk that the account may not exist or have sufficient funds to cover the transaction. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. We may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties escalate over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

If we are unable to maintain our agent, subagent or global business payments networks under terms consistent with those currently in place, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition and results of operations would be adversely affected.

Most of our Consumer-to-Consumer revenue is derived through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent's dissatisfaction with its relationship with us or the revenue derived from that relationship, or an agent's or its subagents' unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements. For example, changes to our compliance-related practices as a result of our agreement and settlement with the State of Arizona and changes to our business model, primarily related to our Vigo and Orlandi Valuta brands, resulted in the loss of over 7,000 agent locations in Mexico in 2012. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, or changes in the economy, and the cost of maintaining agent or subagent locations may increase because of increased compliance efforts. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

We rely on our agents' information systems and/or processes to obtain transaction data. If an agent or their subagent loses information, if there is a significant disruption to the information systems of an agent or their subagent, or if an agent or their subagent does not maintain the appropriate controls over their systems, we may experience reputational and other harm which could result in losses to the Company.

We have relationships with over 15,000 consumer payments businesses to which our customers can make payments. These relationships are a core component of our global payments services, and we derive a substantial portion of our Consumer-to-Business revenue through these relationships. If we are unable to sign new relationships or maintain our current relationships under terms consistent with those currently in place, our revenue and profit growth rates may be adversely affected.

For example, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enter into or maintain our exclusive arrangements with our current and prospective agents, especially in certain inbound countries. See risk factor "Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations, financial condition, and liquidity" below. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements. The inability to enter into exclusive arrangements or to maintain our exclusive rights under our contracts could adversely affect our operations, revenue, and operating profit by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

Our business, financial condition and results of operations could be harmed by adverse rating actions by credit rating agencies.

If our credit ratings are downgraded, or if they are placed under review or revised to have a negative outlook, our business, financial condition and results of operations could be adversely affected and perceptions of our financial strength could be damaged, which could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices, and our banking and other business relationships. In addition, an adverse credit rating by a rating agency, such as a downgrade or negative outlook, could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, a downgrade below investment grade will increase our interest expense under certain of our notes and any significant downgrade could increase our costs of borrowing money more generally or adversely impact or eliminate our access to the commercial paper market, each of which could adversely affect our business, financial condition and results of operations.

We may not realize all of the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and we may experience disruptions in our workforce as a result of those initiatives.

We have engaged in actions and activities associated with productivity improvement initiatives and expense reduction measures. We may implement additional initiatives in future periods. While these initiatives are designed to increase productivity and result in cost savings, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from these initiatives, or the costs to implement them are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, and results of operations could be adversely affected.

There can be no guarantee that we will continue to make dividend payments or repurchase stock.

For risks associated with our ability to continue to make dividend payments or repurchase shares, please see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. From time to time, the United States Congress and foreign, state and local governments consider legislation that could increase our effective tax rates or impose other obligations. If changes to applicable tax laws are enacted, our results of operations could be negatively impacted.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2013, the total amount of unrecognized tax benefits was a liability of $125.5 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue, and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows. For example, in 2011, we reached an agreement with the United States Internal Revenue Service ("IRS") resolving substantially all of the issues related to the restructuring of our international operations in 2003, which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter and requires cash payments to the IRS and various state tax authorities of approximately $190 million, of which $92.4 million has been paid as of December 31, 2013. See the "Capital Resources and Liquidity" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include our 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of our United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting us, some of which are agreed and some of which are unagreed. We filed our protest on November 28, 2012 related to the unagreed proposed adjustments with the IRS Appeals Division. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, "Income Taxes" for a further discussion of this matter.

We receive services from third-party vendors that would be difficult to replace if those vendors ceased providing such services adequately or at all. Cessation of or defects in various services provided to us by third-party vendors could cause temporary disruption to our business.

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

As of December 31, 2013, we held $1.9 billion in investment securities, the significant majority of which are state and municipal debt securities. The majority of this money represents the principal of money transfers sent by consumers and money orders issued by us to consumers in the United States. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. As of December 31, 2013, the majority of our investment securities had credit ratings of "AA-" or better from a major credit rating agency. Despite those ratings, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling approximately $295.8 million as of December 31, 2013. The fair value of these assets held in the trust are compared to the plan's projected benefit obligation to determine the pension liability of $70.4 million recorded within "Other liabilities" in our Consolidated Balance Sheet as of December 31, 2013. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2013, we had approximately $4.2 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future.

Our indebtedness could have adverse consequences, including:

•	limiting our ability to pay dividends to our stockholders or to repurchase stock consistent with our historical practices;

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds; and

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

Our business is subject to a wide range of laws and regulations. Liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations has had and we expect will continue to have an adverse effect on our business, financial condition and results of operations.

Our services are subject to an increasingly strict set of legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the United States Treasury Department's Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements will continue to increase, perhaps substantially, or our compliance will make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating profit. For example, we anticipate significant additional investments in 2014 in our compliance programs based on the current and rapidly evolving environment and our internal reviews of the increasingly complex and demanding global regulatory requirements, and we expect incremental compliance program costs as well as the potential negative business impact from new compliance procedures. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control) to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the "FCPA") in the United States and similar laws in other countries, such as the Bribery Act in the United Kingdom, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in virtually every country of the world, we face significant risks associated with our obligations under the FCPA, the Bribery Act, and other national anti-corruption laws. Any determination that we have violated these laws could have an adverse effect on our business, financial condition and results of operations.

In addition, our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended, including by the USA PATRIOT Act of 2001 (collectively, the "BSA"), and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network ("FinCEN"). We have subsidiaries that are subject to banking regulations, primarily those in Brazil and Austria. These subsidiaries are also subject to regulation, examination and supervision by the New York Department of Financial Services. Under the Payment Services Directive ("PSD") in the European Union ("EU"), which became effective in late 2009, and similar legislation enacted or proposed in other jurisdictions, we have and will increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, and agent oversight and monitoring requirements, which have increased and will continue to increase our costs. These laws could also increase competition in some or all of our areas of service.

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. While we believe our fraud prevention efforts are effective and comply with applicable law, the ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced could have an adverse effect on our business, financial condition and results of operations.

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition and results of operations.

For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents with the PSD when they are acting on behalf of one of our payments institution subsidiaries. The majority of our EU business is managed through our Irish PSD subsidiary, which is regulated by the Central Bank of Ireland. Thus, the risk of adverse regulatory action against Western Union because of actions by its agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The Consumer Financial Protection Bureau (the "CFPB") created by the Dodd-Frank Act has issued amendments to the final regulations implementing the remittance provisions of the Dodd-Frank Act, which impose responsibility on us for any related compliance failures of our agents and their subagents.

The changes associated with the PSD, the Dodd-Frank Act and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased costs to comply with the new requirements, and in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition and results of operations. Additional countries may adopt similar legislation.

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business and may change the competitive landscape and is expected to continue to adversely affect our financial results. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has and may continue to affect the manner in which we provide our services, see risk factor "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition." Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition and results of operations could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties.

For example, our business has been affected and is currently being affected by on-going changes to our compliance procedures related to our agreement and settlement with the State of Arizona. See risk factor "Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators." Due to regulatory initiatives, we have changed our compliance related practices and business model along the United States and Mexico border, including in the southwestern region of the United States. Such changes have had, and will likely continue to have an adverse effect on our revenue, profit margins, and business operations related to our United States to Mexico and United States to Latin America and the Caribbean corridors.

In addition, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted rules imposing taxes or fees on certain money transfer transactions, as well. Although money transfer services themselves are not generally subject to sales tax on money transfer services elsewhere in the United States, the current budget shortfalls in many jurisdictions, combined with continued federal inaction on comprehensive immigration reform, may lead other states or localities to impose similar taxes or fees. Similar circumstances in foreign countries could invoke similar consequences. A tax or fee exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes or fees.

Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. For example, members of the Canadian parliament have proposed legislation that would limit the fees and foreign exchange spreads charged by remittance companies. Such initiatives may have an adverse impact on our business, financial condition and results of operations.

Regulators around the world look at each other's approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. This includes the interpretation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Similarly, new laws and regulations in a country, state or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any one new law or regulation are magnified by the potential they have to be replicated, affecting our business in another place or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees and other important aspects of our business, with the same effect. Either of these eventualities could materially and adversely affect our business, financial condition and results of operations.

Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations, financial condition, and liquidity.

Our agents and their subagents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. Material changes in the regulatory requirements for offering money transfer services, including with respect to anti-money laundering requirements, fraud prevention, consumer protection, customer due diligence, agent registration, or increased requirements to monitor our agents or their subagents in a jurisdiction important to our business have meant and could continue to mean increased costs and/or operational demands on our agents and their subagents, which have resulted and could continue to result in their attrition, a decrease in the number of locations at which money transfer services are offered, an increase in the commissions paid to agents and their subagents to compensate for their increased costs, and other negative consequences. For example, changes to our compliance-related practices as a result of our agreement and settlement with the State of Arizona and changes to our business model, primarily related to our Vigo and Orlandi Valuta brands, resulted in the loss of over 7,000 agent locations in Mexico in 2012.

Our regulatory status and the regulatory status of our agents could affect their ability to offer our services. For example, we and our agents are considered Money Service Businesses, or "MSBs," under the BSA. An increasing number of banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. Furthermore, some of our agents and our businesses have had difficulty establishing or maintaining banking relationships due to the banks' policies. If a significant number of our agents are unable to maintain existing or establish new banking relationships, or if these agents face higher fees to maintain or establish new bank accounts, they may not be able to continue to offer our services. Additionally, if we are unable to maintain our banking relationships, it would have an adverse effect on our business, financial condition, and results of operations.

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

Although most of our Orlandi Valuta and Vigo branded agents also offer money transfer services of our competitors, most of our Western Union branded agents have agreed to offer only our money transfer services. While we expect to continue signing agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Over the past several years, several countries in Eastern Europe, the Commonwealth of Independent States, Africa and South Asia, including India, have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions. In addition to legal challenges, certain of our agents and their subagents have refused to enter into exclusive arrangements. See risk factor "If we are unable to maintain our agent, subagent or global business payments networks under terms consistent with those currently in place, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition and results of operations would be adversely affected" above.

The Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act ("FATCA"), which is intended to address tax compliance issues related to United States taxpayers holding non-United States accounts, may require some of our business units outside the United States to report to the IRS, directly or through foreign government agencies cooperating with the IRS, information about financial transactions made by United States taxpayers and other specified entities or individuals, and could impose withholding, documentation and reporting requirements on such transactions. This provision may also affect withholding, documentation, and reporting requirements of certain payments made to non-United States recipients. Full implementation of FATCA will be phased in over a multi-year period. The additional administrative requirements of FATCA may result in increased compliance costs and could have an adverse effect on our business, financial condition, or results of operations.

In addition to legal or regulatory restrictions discussed in the "Capital Resources and Liquidity" section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, some jurisdictions use tangible net worth and other financial strength guidelines to evaluate financial position. If our regulated subsidiaries do not abide by these guidelines, they may be subject to heightened review by these jurisdictions, and the jurisdictions may be more likely to impose new formal financial strength requirements. Additional financial strength requirements imposed on our regulated subsidiaries or significant changes in the regulatory environment for money transfer providers could impact our primary source of liquidity.

Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators.
On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed an agreement and settlement ("Settlement Agreement," filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2010), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. The Settlement Agreement also required us to make payments to the State for its costs associated with this matter. In addition, as part of the Settlement Agreement, we have made and expect to make certain investments in and enhancements to our compliance programs along the United States and Mexico border and a monitor (the “Monitor”) has been engaged for those programs. We have incurred, and expect to continue to incur, significant costs in connection with the Settlement Agreement. The Monitor has made a number of recommendations related to our compliance programs. In addition, in the fourth quarter of 2012, our Business Solutions business was included in the scope of the Monitor's review.
On January 31, 2014, WUFSI and the State agreed to amend the Settlement Agreement. Such amendment (the “Amendment”) was subsequently approved by the Superior Court of the State of Arizona In and For the County of Maricopa that same day. The Amendment extends the term of the Settlement Agreement until December 31, 2017, and imposes obligations on the Company and WUFSI in connection with WUFSI’s anti-money laundering compliance programs and cooperation with law enforcement. In particular, the Amendment requires WUFSI to continue implementing the primary and secondary recommendations made by the Monitor appointed pursuant to the Settlement Agreement related to WUFSI’s anti-money laundering compliance program, and includes, among other things, timeframes for implementing such primary and secondary recommendations. Under the Amendment, the Monitor may make additional primary recommendations until January 1, 2015, and additional secondary recommendations until January 31, 2017. After these dates, the Monitor may only make additional primary or secondary recommendations, as applicable, that meet certain requirements as set forth in the Amendment. Primary recommendations may also be re-classified as secondary recommendations.
The Amendment provides that if WUFSI is unable to implement an effective anti-money laundering compliance program along the U.S. and Mexico border, as determined by the Monitor and subject to limited judicial review, within the timeframes to implement the Monitor’s primary recommendations, the State may, within 180 days after the Monitor delivers its final report on the primary recommendations on December 31, 2016, and subsequent to any judicial review of the Monitor’s findings, elect one, and only one, of the following remedies: (i) assert a willful and material breach of the Settlement Agreement and pursue remedies under the Settlement Agreement, which could include initiating civil or criminal actions; or (ii) require WUFSI to pay (a) $50 million plus (b) $1 million per primary recommendation or group of primary recommendations that WUFSI fails to implement successfully. There are currently more than 70 primary recommendations and groups of primary recommendations.
If the Monitor concludes that WUFSI has implemented an effective anti-money laundering compliance program along the U.S. and Mexico border within the timeframes to implement the Monitor’s primary recommendations, the State cannot pursue either of the remedies above, except that the State may require WUFSI to pay $1 million per primary recommendation or group of primary recommendations that WUFSI fails to implement successfully.
If, at the conclusion of the timeframe to implement the secondary recommendations on December 31, 2017, the Monitor concludes that WUFSI has not implemented an effective anti-money laundering compliance program along the U.S. and Mexico border, the State cannot assert a willful and material breach of the Settlement Agreement but may require WUFSI to pay an additional $25 million. Additionally, if the Monitor determines that WUFSI has implemented an effective anti-money laundering compliance program along the U.S. and Mexico border but has not implemented some of the Monitor’s secondary recommendations or groups of secondary recommendations that were originally classified as primary recommendations or groups of primary recommendations on the date of the Amendment, the State may require WUFSI to pay $500,000 per such secondary recommendation or group of recommendations. There is no monetary penalty associated with secondary recommendations that are classified as such on the date of the Amendment or any new secondary recommendations that the Monitor makes after the date of the Amendment.
The Amendment also requires WUFSI to make a one-time payment of $250,000 and thereafter $150,000 per month for five years to fund the activities and expenses of a money transfer transaction data analysis center formed by WUFSI and a Financial Crimes Task Force comprised of federal and state and local law enforcement representatives, including those from the State. In addition, the Amendment requires WUFSI to continue funding the Monitor’s reasonable expenses in $500,000 increments as requested by the Monitor.

The changes in WUFSI’s anti-money laundering program required by the Settlement Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, if WUFSI is not able to implement a successful anti-money laundering compliance program along the U.S. and Mexico border or timely implement a substantial portion of the Monitor’s primary recommendations, each as determined by the Monitor, pursuit by the State of remedies under the Settlement Agreement, including the Amendment, could have a material adverse effect on the Company’s business, financial condition or results of operations.
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
Such changes have had, and will likely continue to have adverse effects on our business, primarily our United States to Mexico business and our United States to Latin America and the Caribbean business. Such adverse effects include fewer transactions, lower revenue, lower profits, increased compliance costs, loss of agents, reduced ability to attract or activate new agents, and a less desirable customer experience. Any additional changes that we elect or are required to make in the United States to Mexico and the United States to Latin America and the Caribbean corridors, or similar changes that we may elect or be required to make in other corridors or for our other services, could have a material adverse effect on our business, financial condition and results of operations.
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
In 2011, 2012 and 2013, Western Union received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into the adequacy of the Company's consumer protection efforts over the last several years. The Civil Investigative Demands seek information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company has received and the Company's procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, the Company could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices that could have a material adverse effect on our business, financial condition and results of operations.

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.
The Company has had discussions with the United States Federal Trade Commission (the "FTC") regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a Civil Investigative Demand ("CID") from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the Settlement Agreement, including information the Company provided to the monitor and any reports prepared by the monitor, and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC's request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. On February 21, 2014, the Company received another CID from the FTC requesting the production of all documents relating to complaints made to the Company by or on behalf of consumers relating to fraud-induced money transfers that were sent from or received in the United States since January 1, 2004, except for documents that were already produced to the FTC in response to the first CID. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies.   The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company is cooperating fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.
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

The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition.

The Dodd-Frank Act, which became law in the United States on July 21, 2010, calls for significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The CFPB has created additional regulatory oversight for us. The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction written disclosures, including the disclosure of third-party fees and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a consumer's request. In addition, these regulations impose responsibility on us for any related compliance failures of our agents. These requirements have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results and change the way we operate our business. The Dodd-Frank Act and actions by the CFPB could also have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, impacting the value of our assets, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make our products less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business.

We may also be subject to examination by the CFPB, which in January 2014 initiated a rulemaking process to define "larger participants of a market for other consumer financial products or services" to include companies, such as Western Union, that make at least one million aggregate annual international money transfers. Companies that are included in a final rule will be subject to direct supervision by the CFPB, which may involve providing reports to the CFPB and being examined by the CFPB. The scope, frequency, and details of these reports and examinations are still being developed by the CFPB. In addition, the CFPB has broad authority to enforce consumer financial laws. In July 2011, many consumer financial protection functions formerly assigned to the federal banking agency and other agencies were transferred to the CFPB. The CFPB has a large staff and budget, which is not subject to Congressional appropriation, and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In April 2013, the CFPB expanded the coverage of its consumer complaints portal to permit the submission of complaints regarding money transfer issues. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB's authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB's authority to limit or ban pre-dispute arbitration clauses. In December 2013, the CFPB released the preliminary results of its arbitration study, which is widely viewed as the first step in an effort to restrict the use of such clauses in consumer financial contracts.

The effect of the Dodd-Frank Act and the CFPB on our business and operations has been and will continue to be significant and the application of the Dodd-Frank Act's implementing regulations to our business may differ from the application to certain of our competitors, including banks. Some of the Dodd-Frank Act's implementing regulations have not been issued and the function and scope of the CFPB, the reactions of our competitors and the responses of consumers and other marketplace participants are uncertain. Further, and in addition to our own compliance costs, implementation of requirements under Dodd-Frank could impact our business relationships with financial institution customers who outsource processing of consumer transactions to our Business Solutions segment. These financial institutions may determine that the compliance costs associated with providing consumer services are too burdensome and consequently may limit or discontinue offering such services.

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission, as well as by member states of the European Union pursuant to EMIR, have subjected our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions that we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions that we may enter into in the future are subject to centralized clearing and margin requirements and certain of our other transactions may become so in the future. Our implementation of these requirements has resulted in additional costs to our business and our failure to implement them correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our hedging activities, and possibly limit the types of derivative contracts we may offer as part of our Business Solutions segment. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Further, we may become subject to additional and potentially costly regulatory and supervisory requirements if we exceed derivative transaction thresholds set forth in Dodd-Frank and EMIR, including subjecting our foreign exchange derivative transactions to centralized clearing and margin requirements under EMIR. Governments outside of the United States and the European Union are also considering or have begun to implement regulations similar to those described above and these will result in greater costs to us as well.

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

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that we use the unredeemed funds to generate income until the funds are escheated to state governments. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement.  Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds, which are included within "Settlement obligations" in our consolidated balance sheets. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. The United States Court of Appeals for the Tenth Circuit has scheduled oral argument for March 18, 2014. The settlement requires Western Union to deposit the class members' unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses will be paid. On November 6, 2013, the Attorney General of California notified Western Union of the California Controller’s position that Western Union’s deposit of the unclaimed money transfer funds into the class settlement fund pursuant to the settlement “will not satisfy Western Union’s obligations to report and remit funds” under California’s unclaimed property law, and that “Western Union will remain liable to the State of California” for the funds that would have escheated to California in the absence of the settlement. The State of Pennsylvania and Washington, D.C. have expressed similar views. There is thus reason to believe that these and potentially other jurisdictions may bring actions against the Company seeking reimbursement for amounts equal to the class counsel’s fees, administrative costs and other expenses that are paid from the class settlement fund. If such actions are brought or claims that may otherwise require Western Union to incur additional escheatment-related liabilities are asserted, Western Union would defend itself vigorously. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

All of the actions described below are in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

On December 10, 2013, the City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer, and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission Rule 10b-5 against all defendants, and under Section 20(a) of the Exchange Act against the individual defendants. Plaintiff alleges that during the alleged class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse facts known to them, including: (1) the Company was experiencing difficulties in complying with its increased duties required by the Southwest Border Agreement and that the State of Arizona was dissatisfied with the Company’s efforts; (2) the Company was spending significantly more than forecast on its efforts to satisfy the compliance and monitoring program; (3) the Company had downplayed the impact that changes in its compliance and regulatory environment were having on its operations, including its operations in Mexico and Latin America; (4) the scope of the Monitor’s review was being expanded to include Western Union Business Solutions, which would increase compliance costs; and (5) the Company’s ability to charge a premium for its core money transfer product was under competitive pressure, which would require drastic price reductions to stem market share losses. On January 30, 2014, another shareholder, Norma A. Garavaglia, filed a second purported class action complaint in the United States District Court for the District of Colorado that names the same defendants and contains allegations which are substantially similar to those made in the City of Taylor Police and Fire Retirement System lawsuit.

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, and all of its current directors as individual defendants and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of the Southwest Border Agreement, including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with the City of Taylor Police and Fire Retirement System lawsuit. Plaintiff further alleges that the Company’s President and Chief Executive Officer and a former executive officer received excessive compensation based on the allegedly inaccurate financial statements.

On January 19, 2014, Stanley Leiblein filed a shareholder derivative complaint in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, and all but one of its current directors as individual defendants and the Company as a nominal defendant. The allegations and claims in this lawsuit are similar to those made in the Gordon lawsuit but relate to a longer period - April 27, 2010 through October 30, 2012. The complaint asserts claims for violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company’s President and Chief Executive Officer and a former executive officer in connection with the Company’s repurchase of its stock at an alleged cost of $1.557 billion; for violations of Section 20(a) of the Exchange Act and waste of corporate assets against the director defendants in connection with the Company’s stock repurchases; for breaches of fiduciary duty against all of the individual defendants; for unjust enrichment against all of the individual defendants relating to their receipt of compensation; and for misappropriation of information and insider trading against a former executive officer of the Company. The claims are based on allegations that the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding, among other things, the effects of the Southwest Border Agreement (including regarding the anticipated costs of compliance with the Southwest Border Agreement and potential effects on business operations), Company projections and trends and the adequacy of internal controls.

On February 11, 2014, R. Andre Klein filed a shareholder derivative complaint in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, and all but one of its current directors as individual defendants and the Company as a nominal defendant. The allegations and claims in this lawsuit are similar to those made in the Leiblein lawsuit and relate to the same period - April 27, 2010 through October 30, 2012. The complaint asserts claims for violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company’s President and Chief Executive Officer and a former executive officer in connection with the Company’s repurchase of its stock at an alleged cost of $1.557 billion; for violations of Section 20(a) of the Exchange Act against the director defendants in connection with the Company’s stock repurchases; for breaches of fiduciary duty against all of the individual defendants; for unjust enrichment against all of the individual defendants relating to their receipt of compensation; for abuse of control and gross mismanagement against all of the individual defendants; and for misappropriation of information and insider trading against a former executive officer of the Company. The claims are based on allegations that the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding, among other things, the effects of the Southwest Border Agreement (including regarding the anticipated costs of compliance with the Southwest Border Agreement and potential effects on business operations), Company projections and trends and the adequacy of internal controls.

On February 20, 2014, City of Cambridge Retirement System filed a Verified Shareholder Derivative Complaint and Jury Demand in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, another current executive officer, two of its former executive officers, and all but one of its current directors as individual defendants and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty against the individual defendants, violation of Section 14(a) of the Exchange Act against the director defendants, violation of Exchange Commission Rule 10b-5 against the Company’s President and Chief Executive Officer and a former executive officer and violation of Section 20(a) of the Exchange Act against the director defendants and a former executive officer. The claims are based on, among other things, allegations that the director defendants affirmatively declined to stop and prevent the Company’s non-compliance with state and federal anti-money laundering laws and regulations after receiving red flags indicating prolonged willful illegality, reappointed the same directors to the Company’s Audit Committee between 2006 and 2014 and awarded excessive compensation packages to Western Union’s senior executives despite the executives' responsibility for the Company’s non-compliance with state and federal anti-money laundering laws. The complaint also alleges that between 2009 and 2013, the director defendants caused the Company to issue proxy statements that contained materially incomplete and inaccurate disclosures, including that the Company’s financial results depended on the non-compliance with anti-money laundering requirements; the Board was aware of regulatory and criminal enforcement actions and that the directors were not curing violations; the extent to which the Board considered increasing red flags in their determination to re-nominate certain directors to the Audit Committee; and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding compensation to senior executives. The complaint further alleges that the officer defendants caused the Company to willfully ignore the mandatory recording and reporting requirements of the Bank Secrecy Act and similar state laws and authorized and implemented policies and practices they knew or should have known to be inadequate for monitoring and enforcing compliance with those requirements. In addition, the complaint alleges that between April 27, 2010 and October 30, 2012, the Company’s President and Chief Executive Officer and one of its former executive officers made or participated in the preparation and dissemination of materially false and misleading statements or failed to make adequate disclosures regarding, among other things, the Company’s cooperation with the Southwest Border Monitor and progress in improving its anti-money laundering monitoring program, and that they profited from those statements through insider stock sales at artificially inflated stock prices and caused the Company to suffer damages via the repurchase of its stock.

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

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal and state, as well as certain foreign, government agencies when required by law. In recent years, Western Union has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual's right to privacy - may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

We are subject to unclaimed property laws, and differences between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows.

We are subject to unclaimed property laws in the United States and abroad which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers. We have an ongoing program to comply with those laws. In addition, we are subject to audits with regard to our escheatment practices. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows. See "Unclaimed Property Regulations" for further discussion.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial condition and results of operations.

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We have substantial indebtedness as of December 31, 2013, which could make it more difficult to meet these requirements if such requirements are increased. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of settlement assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as settlement assets or these regulators could require our regulated subsidiaries to maintain higher levels of settlement assets. For example, we have seen increased scrutiny from government regulators regarding the sufficiency of our capitalization and the appropriateness of our investments held in order to comply with state and other licensing requirements. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Spin-Off

We were incorporated in Delaware as a wholly-owned subsidiary of First Data on February 17, 2006. On September 29, 2006, First Data distributed 100% of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate, through a tax-free distribution to First Data shareholders (the "Spin-off") through this previously owned subsidiary.

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

With respect to taxes and other liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion) ("Spin-off Related Taxes"), we, one of our affiliates or any person that, after the Spin-off, is an affiliate thereof, will be liable to First Data for any such Spin-off Related Taxes attributable solely to actions taken by or with respect to us. In addition, we will also be liable for 50% of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by us and an action by First Data or (ii) where we and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. We may be similarly liable if we breach certain representations or covenants set forth in the tax allocation agreement. If we are required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have an adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Properties and Facilities

As of December 31, 2013, we have offices in over 50 countries, which includes five owned facilities and approximately 20 United States and over 400 international leased properties. Our owned facilities include our corporate headquarters located in Englewood, Colorado.

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

ITEM 3.  LEGAL PROCEEDINGS

On December 10, 2013, the City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer, and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission Rule 10b-5 against all defendants, and under Section 20(a) of the Exchange Act against the individual defendants. Plaintiff alleges that during the alleged class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse facts known to them, including: (1) the Company was experiencing difficulties in complying with its increased duties required by the Southwest Border Agreement and that the State of Arizona was dissatisfied with the Company’s efforts; (2) the Company was spending significantly more than forecast on its efforts to satisfy the compliance and monitoring program; (3) the Company had downplayed the impact that changes in its compliance and regulatory environment were having on its operations, including its operations in Mexico and Latin America; (4) the scope of the Monitor’s review was being expanded to include Western Union Business Solutions, which would increase compliance costs; and (5) the Company’s ability to charge a premium for its core money transfer product was under competitive pressure, which would require drastic price reductions to stem market share losses. On January 30, 2014, another shareholder, Norma A. Garavaglia, filed a second purported class action complaint in the United States District Court for the District of Colorado that names the same defendants and contains allegations which are substantially similar to those made in the City of Taylor Police and Fire Retirement System lawsuit.

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, and all of its current directors as individual defendants and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of the Southwest Border Agreement, including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with the City of Taylor Police and Fire Retirement System lawsuit. Plaintiff further alleges that the Company’s President and Chief Executive Officer and a former executive officer received excessive compensation based on the allegedly inaccurate financial statements.

On January 19, 2014, Stanley Leiblein filed a shareholder derivative complaint in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, and all but one of its current directors as individual defendants and the Company as a nominal defendant. The allegations and claims in this lawsuit are similar to those made in the Gordon lawsuit but relate to a longer period - April 27, 2010 through October 30, 2012. The complaint asserts claims for violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company’s President and Chief Executive Officer and a former executive officer in connection with the Company’s repurchase of its stock at an alleged cost of $1.557 billion; for violations of Section 20(a) of the Exchange Act and waste of corporate assets against the director defendants in connection with the Company’s stock repurchases; for breaches of fiduciary duty against all of the individual defendants; for unjust enrichment against all of the individual defendants relating to their receipt of compensation; and for misappropriation of information and insider trading against a former executive officer of the Company. The claims are based on allegations that the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding, among other things, the effects of the Southwest Border Agreement (including regarding the anticipated costs of compliance with the Southwest Border Agreement and potential effects on business operations), Company projections and trends and the adequacy of internal controls.

On February 11, 2014, R. Andre Klein filed a shareholder derivative complaint in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, and all but one of its current directors as individual defendants and the Company as a nominal defendant. The allegations and claims in this lawsuit are similar to those made in the Leiblein lawsuit and relate to the same period - April 27, 2010 through October 30, 2012. The complaint asserts claims for violations of Section 10(b) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 against the Company’s President and Chief Executive Officer and a former executive officer in connection with the Company’s repurchase of its stock at an alleged cost of $1.557 billion; for violations of Section 20(a) of the Exchange Act against the director defendants in connection with the Company’s stock repurchases; for breaches of fiduciary duty against all of the individual defendants; for unjust enrichment against all of the individual defendants relating to their receipt of compensation; for abuse of control and gross mismanagement against all of the individual defendants; and for misappropriation of information and insider trading against a former executive officer of the Company. The claims are based on allegations that the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding, among other things, the effects of the Southwest Border Agreement (including regarding the anticipated costs of compliance with the Southwest Border Agreement and potential effects on business operations), Company projections and trends and the adequacy of internal controls.

On February 20, 2014, City of Cambridge Retirement System filed a Verified Shareholder Derivative Complaint and Jury Demand in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, another current executive officer, two of its former executive officers, and all but one of its current directors as individual defendants and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty against the individual defendants, violation of Section 14(a) of the Exchange Act against the director defendants, violation of Exchange Commission Rule 10b-5 against the Company’s President and Chief Executive Officer and a former executive officer and violation of Section 20(a) of the Exchange Act against the director defendants and a former executive officer. The claims are based on, among other things, allegations that the director defendants affirmatively declined to stop and prevent the Company’s non-compliance with state and federal anti-money laundering laws and regulations after receiving red flags indicating prolonged willful illegality, reappointed the same directors to the Company’s Audit Committee between 2006 and 2014 and awarded excessive compensation packages to Western Union’s senior executives despite the executives' responsibility for the Company’s non-compliance with state and federal anti-money laundering laws. The complaint also alleges that between 2009 and 2013, the director defendants caused the Company to issue proxy statements that contained materially incomplete and inaccurate disclosures, including that the Company’s financial results depended on the non-compliance with anti-money laundering requirements; the Board was aware of regulatory and criminal enforcement actions and that the directors were not curing violations; the extent to which the Board considered increasing red flags in their determination to re-nominate certain directors to the Audit Committee; and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding compensation to senior executives. The complaint further alleges that the officer defendants caused the Company to willfully ignore the mandatory recording and reporting requirements of the Bank Secrecy Act and similar state laws and authorized and implemented policies and practices they knew or should have known to be inadequate for monitoring and enforcing compliance with those requirements. In addition, the complaint alleges that between April 27, 2010 and October 30, 2012, the Company’s President and Chief Executive Officer and one of its former executive officers made or participated in the preparation and dissemination of materially false and misleading statements or failed to make adequate disclosures regarding, among other things, the Company’s cooperation with the Southwest Border Monitor and progress in improving its anti-money laundering monitoring program, and that they profited from those statements through insider stock sales at artificially inflated stock prices and caused the Company to suffer damages via the repurchase of its stock.

All of the actions described above are in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008.  Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies.   The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company is cooperating fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has had discussions with the United States Federal Trade Commission (the "FTC") regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a Civil Investigative Demand ("CID") from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the agreement and settlement the Company entered into with the State of Arizona on February 11, 2010, including information the Company provided to the monitor and any reports prepared by the monitor, and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC's request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. On February 21, 2014, the Company received another CID from the FTC requesting the production of all documents relating to complaints made to the Company by or on behalf of consumers relating to fraud-induced money transfers that were sent from or received in the United States since January 1, 2004, except for documents that were already produced to the FTC in response to the first CID. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

In 2011, 2012 and 2013, Western Union received Civil Investigative Demands from certain state attorneys general who have initiated an investigation into the adequacy of the Company's consumer protection efforts over the last several years. The Civil Investigative Demands seek information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company has received and the Company's procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, the Company could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices, that could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock trades on the New York Stock Exchange under the symbol "WU." There were 4,238 stockholders of record as of February 18, 2014. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock		Dividends
	Market Price		Declared
	High	Low	per Share
2013
First Quarter	$15.05	$13.23	$0.125
Second Quarter	17.23	14.24	0.125
Third Quarter	19.11	16.63	0.125
Fourth Quarter	19.50	15.51	0.125
2012
First Quarter	$19.82	$16.99	$0.10
Second Quarter	18.68	15.79	0.10
Third Quarter	19.14	16.32	0.10
Fourth Quarter	18.60	11.93	0.125

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2013:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 1 - 31	675	$18.78	—	$59.2
November 1 - 30	2,451,107	16.82	2,444,035	$18.1
December 1 - 31	1,088,613	16.72	1,080,422	$—
Total	3,540,395	$16.79	3,524,457
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced plan, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 11, 2014, the Board of Directors authorized $500 million of common stock repurchases through June 30, 2015. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, "Stock Compensation Plans" for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2013, the Board of Directors declared quarterly cash dividends of $0.125 per common share payable on December 31, 2013, September 30, 2013, June 28, 2013 and March 29, 2013. During 2012, the Board of Directors declared quarterly cash dividends of $0.125 per common share payable on December 31, 2012, and $0.10 per common share payable on October 8, 2012, June 29, 2012 and March 30, 2012. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, available U.S. cash, capital requirements, regulatory constraints, industry practice and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will be dependent primarily on our receiving dividends from our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends may be restricted.

On February 21, 2014, the Board of Directors declared a quarterly cash dividend of $0.125 per share payable on March 31, 2014.

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

	Year Ended December 31,
(in millions, except per share data)	2013	2012	2011	2010	2009
Statements of Income Data:
Revenues (a)	$5,542.0	$5,664.8	$5,491.4	$5,192.7	$5,083.6
Operating expenses (b) (c)	4,434.6	4,334.8	4,106.4	3,892.6	3,800.9
Operating income (a) (b) (c)	1,107.4	1,330.0	1,385.0	1,300.1	1,282.7
Interest income (d)	9.4	5.5	5.2	2.8	9.4
Interest expense (e)	(195.6)	(179.6)	(181.9)	(169.9)	(157.9)
Other income/(expense), net, excluding interest income and interest expense (f)	5.7	12.9	66.3	12.2	(2.7)
Income before income taxes (a) (b) (c) (d) (e) (f)	926.9	1,168.8	1,274.6	1,145.2	1,131.5
Net income (a) (b) (c) (d) (e) (f) (g)	798.4	1,025.9	1,165.4	909.9	848.8
Depreciation and amortization	262.8	246.1	192.6	175.9	154.2
Cash Flow Data:
Net cash provided by operating activities (h)	1,088.6	1,185.3	1,174.9	994.4	1,218.1
Capital expenditures (i)	(241.3)	(268.2)	(162.5)	(113.7)	(98.9)
Common stock repurchased (j)	(399.7)	(766.5)	(803.9)	(581.4)	(400.2)
Earnings Per Share Data:
Basic (a) (b) (c) (d) (e) (f) (g) (j)	$1.43	$1.70	$1.85	$1.37	$1.21
Diluted (a) (b) (c) (d) (e) (f) (g) (j)	$1.43	$1.69	$1.84	$1.36	$1.21
Cash dividends to stockholders per common share (k)	$0.50	$0.425	$0.31	$0.25	$0.06
Key Indicators (unaudited):
Consumer-to-Consumer transactions (l)	242.34	230.98	225.79	213.74	196.11

	As of December 31,
(in millions)	2013	2012	2011	2010	2009
Balance Sheet Data:
Settlement assets	$3,270.4	$3,114.6	$3,091.2	$2,635.2	$2,389.1
Total assets	10,121.3	9,465.7	9,069.9	7,929.2	7,353.4
Settlement obligations	3,270.4	3,114.6	3,091.2	2,635.2	2,389.1
Total borrowings	4,213.0	4,029.2	3,583.2	3,289.9	3,048.5
Total liabilities	9,016.6	8,525.1	8,175.1	7,346.5	6,999.9
Total stockholders’ equity	1,104.7	940.6	894.8	582.7	353.5
____________

(a)
Revenue for the years ended December 31, 2012 and 2011 included $238.5 million and $35.2 million, respectively, of revenue related to Travelex Global Business Payments ("TGBP"), which was acquired in November 2011. Revenue for the years ended December 31, 2010 and 2009 included $111.0 million and $30.8 million, respectively, of revenue related to the Custom House Ltd. ("Custom House") acquisition in September 2009. TGBP and Custom House have subsequently been rebranded to "Western Union Business Solutions."

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

(g)
In December 2011, we reached an agreement with the United States Internal Revenue Service ("IRS Agreement") resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we recognized a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter.

(h)
Net cash provided by operating activities during the year ended December 2012 was impacted by tax payments of $92.4 million made as a result of the IRS Agreement. Net cash provided by operating activities decreased during the year ended December 31, 2010, primarily due to a $250 million tax deposit made relating to United States federal tax liabilities, including those arising from our 2003 international restructuring, which were previously accrued in our consolidated financial statements. Also impacting net cash provided by operating activities during the year ended December 31, 2010 were cash payments of $71.0 million related to the agreement and settlement with the State of Arizona and other states.

(i)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.

(j)
On February 11, 2014, the Board of Directors authorized $500 million of common stock repurchases through June 30, 2015. During the years ended December 31, 2013, 2012, 2011, 2010 and 2009, we repurchased 25.7 million, 51.0 million, 40.3 million, 35.6 million and 24.8 million shares, respectively.

(k)
During 2013, the Board of Directors declared quarterly cash dividends of $0.125 per common share. During 2012, the Board of Directors declared quarterly cash dividends of $0.125 per common share in the fourth quarter and $0.10 per common share in each of the first three quarters. During 2011, the Board of Directors declared quarterly cash dividends of $0.08 per common share in each of the last three quarters and $0.07 per common share in the first quarter. During 2010, the Board of Directors declared quarterly cash dividends of $0.07 per common share in the fourth quarter and $0.06 per common share in each of the first three quarters. During the fourth quarter of 2009, the Board of Directors declared an annual cash dividend of $0.06 per common share.

(l)	Consumer-to-Consumer transactions include Western Union, Vigo and Orlandi Valuta branded Consumer-to-Consumer money transfer services worldwide.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See "Risk Factors" and "Forward-looking Statements."

Overview

We are a leading provider of money movement and payment services, operating in three business segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. Our multi-currency, real-time money transfer service is viewed by us as one interconnected global network where a money transfer can be sent from one location to another, around the world. Our money transfer services are available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through websites and account based money transfers.

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. The significant majority of the segment's revenue was generated in the United States during all periods presented, with the remainder primarily generated in Argentina.

•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment's business relates to exchanges of currency at the spot rate, which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. Travelex Global Business Payments ("TGBP"), which was acquired in November 2011, is included in this segment.

All businesses that have not been classified in the above segments are reported as "Other" and primarily include our money order, prepaid and other businesses and services, in addition to costs for the review and closing of acquisitions.

Our key strategic priorities are focused on:

•
Strengthening consumer money transfer - We continue to implement key actions in our consumer money transfer business, including: expanding digital money transfer channels; optimizing the performance of the distribution network; strengthening our customer relationships; and enhancing our compliance capabilities. We also plan to continue connecting the cash and digital worlds for our consumers. Digital and electronic account based money transfer channels delivered strong growth in 2013 and generated new customer acquisitions. We plan to accelerate usage in 2014 through added capabilities, enhanced value propositions and expanded reach. Money transfer services through electronic channels, which include online, account based, and mobile money transfer, combined were approximately 5% of consolidated revenue for the year ended December 31, 2013.

•
Driving growth in Western Union Business Solutions - In Western Union Business Solutions, we are working to drive new customer acquisition and growth opportunities with existing customers through increased sales effectiveness and tailored product solutions for specific market segments. Business Solutions represented 7% of our consolidated revenue for the year ended December 31, 2013.

•
Generating and deploying cash flow for shareholders - We currently expect to generate significant cash flow and anticipate continuing to return capital to our shareholders in 2014 through both dividends and share repurchases, subject to U.S. cash availability, targeted investment grade credit ratings, and other factors.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2013 compared to the same period in 2012 and the year ended December 31, 2012 compared to the same period in 2011. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated.

The following table sets forth our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011.

				% Change
	Year Ended December 31,			2013	2012
(in millions, except per share amounts)	2013	2012	2011	vs. 2012	vs. 2011
Revenues:
Transaction fees	$4,065.8	$4,210.0	$4,220.2	(3)%	0%
Foreign exchange revenues	1,348.0	1,332.7	1,151.2	1%	16%
Other revenues	128.2	122.1	120.0	5%	2%
Total revenues	5,542.0	5,664.8	5,491.4	(2)%	3%
Expenses:
Cost of services	3,235.0	3,194.2	3,102.0	1%	3%
Selling, general and administrative	1,199.6	1,140.6	1,004.4	5%	14%
Total expenses	4,434.6	4,334.8	4,106.4	2%	6%
Operating income	1,107.4	1,330.0	1,385.0	(17)%	(4)%
Other income/(expense):
Interest income	9.4	5.5	5.2	71%	6%
Interest expense	(195.6)	(179.6)	(181.9)	9%	(1)%
Derivative gains/(losses), net	(1.3)	0.5	14.0	*	(96)%
Other income, net	7.0	12.4	52.3	(44)%	(76)%
Total other expense, net	(180.5)	(161.2)	(110.4)	12%	46%
Income before income taxes	926.9	1,168.8	1,274.6	(21)%	(8)%
Provision for income taxes	128.5	142.9	109.2	(10)%	31%
Net income	$798.4	$1,025.9	$1,165.4	(22)%	(12)%
Earnings per share:
Basic	$1.43	$1.70	$1.85	(16)%	(8)%
Diluted	$1.43	$1.69	$1.84	(15)%	(8)%
Weighted-average shares outstanding:
Basic	556.6	604.9	630.6
Diluted	559.7	607.4	634.2
____________

*	Calculation not meaningful

Revenues overview

Transaction volume is the primary generator of revenue in our businesses. Transaction fees are fees that consumers pay when they send money or make payments. Consumer-to-Consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent and received. Additionally, in certain consumer money transfer and Business Solutions transactions involving different send and receive currencies, we generate foreign exchange revenues based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency. In our Consumer-to-Consumer business, foreign exchange revenue is primarily driven by international Consumer-to-Consumer cross-currency transactions. The majority of transaction fees and foreign exchange revenues were contributed by our Consumer-to-Consumer segment for all periods presented, which is discussed in greater detail in "Segment Discussion."

2013 compared to 2012

Consolidated revenue decreased 2% during the year ended December 31, 2013 compared to 2012. This decrease was caused by our Consumer-to-Consumer segment, primarily due to price reductions in key corridors and the impact of compliance related actions in various corridors (see "Enhanced Regulatory Compliance" described below), partially offset by Consumer-to-Consumer transaction growth. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 1% in the year ended December 31, 2013.

Foreign exchange revenues increased for the year ended December 31, 2013 compared to 2012 primarily due to growth in our Business Solutions segment and increased amounts of cross-border principal sent in our Consumer-to-Consumer segment, partially offset by price reductions in certain corridors in our Consumer-to-Consumer segment.

Fluctuations in the exchange rate between the United States dollar and other currencies have resulted in a reduction to transaction fees and foreign exchange revenues for the year ended December 31, 2013 of $70.3 million over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

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

Foreign exchange revenues increased for the year ended December 31, 2012 compared to 2011 primarily due to the acquisition of TGBP.

Fluctuations in the exchange rate between the United States dollar and other currencies resulted in a reduction to transaction fees and foreign exchange revenues for the year ended December 31, 2012 of $93.8 million over the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

Operating expenses overview

Enhanced Regulatory Compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to deter and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection related to the Dodd-Frank Act and other matters. In coming periods we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Productivity and Cost-Savings Initiatives

In the fourth quarter of 2012 and throughout 2013, we implemented additional initiatives to improve productivity and reduce costs. We incurred $56.9 million and $30.9 million of expenses related to these initiatives for the years ended December 31, 2013 and 2012, respectively. We expect these initiatives to result in approximately $45 million of estimated incremental cost savings in 2014.

TGBP integration expenses

During the years ended December 31, 2013, 2012 and 2011, we incurred $19.3 million, $42.8 million and $4.8 million, respectively, of integration expenses related to the acquisition of TGBP. TGBP integration expense consists of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately two-thirds of total cost of services for the year ended December 31, 2013 and generally fluctuate as revenues fluctuate.
Cost of services increased for the year ended December 31, 2013 compared to the prior year due to investments in our strategic initiatives, primarily in information technology, increased variable costs that increase as transactions increase, costs associated with our productivity and cost-savings initiatives, and increased compliance program costs (see "Enhanced Regulatory Compliance" described above), partially offset by reduced agent commissions, which decrease as revenue decreases, the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, and savings from our productivity and cost-savings initiatives. We currently expect agent commission rates for our walk-in services of our Consumer-to-Consumer segment to increase primarily due to the recent renewal of certain strategic agent agreements.
Cost of services increased for the year ended December 31, 2012 compared to the prior year primarily due to incremental costs associated with the TGBP acquisition, including depreciation and amortization, investments in our strategic initiatives and compliance program costs, and increased bad debt losses, partially offset by the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, net commission savings, including the impact from the acquisitions of Finint S.r.l ("Finint") and Angelo Costa S.r.l ("Costa"), and a net decrease in bank fees due to the Durbin Amendment to the Dodd-Frank Act (the "Durbin Legislation").

Selling, general and administrative

Selling, general and administrative expenses ("SG&A") increased for the year ended December 31, 2013 compared to the prior year due to increased compliance program costs, including costs related to our amended settlement agreement with the State of Arizona (see "Enhanced Regulatory Compliance" described above), investments in our strategic initiatives, lower compensation expenses in 2012, and costs associated with our productivity and cost savings initiatives, partially offset by decreased TGBP integration costs, savings from our productivity and cost-savings initiatives, decreased marketing expenses, and the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses.

SG&A increased for the year ended December 31, 2012 compared to the prior year primarily due to increased expenses resulting from the acquisitions of TGBP, Finint and Costa, including integration costs, investments in our strategic initiatives and compliance program costs, and costs associated with the productivity and cost-savings initiatives implemented in the fourth quarter of 2012, partially offset by the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, the restructuring costs incurred in 2011, which did not recur in 2012, and decreased compensation expenses.

Total other expense, net
Total other expense, net increased during the year ended December 31, 2013 compared to the prior year due to increased interest expense related to higher average debt balances outstanding. Additionally, total other expense, net increased due to other gains recognized in 2012 that did not occur in 2013.

Total other expense, net increased during the year ended December 31, 2012 compared to the prior year primarily due to the prior year gains of $20.5 million and $29.4 million in connection with the remeasurement of our former equity interests in Finint and Costa, respectively, to fair value, associated with these acquisitions. Additionally, during the prior year we recognized a $20.8 million net gain on foreign currency forward contracts entered into in order to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition.

Income taxes

Our effective tax rates on pre-tax income were 13.9%, 12.2% and 8.6% for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in our effective tax rate for the year ended December 31, 2013 compared to 2012 is primarily due to the combined effect of various discrete items, partially offset by an increasing proportion of profits that were foreign-derived in 2013, and generally taxed at lower rates than our combined federal and state tax rates in the United States. The increase in our effective tax rate for the year ended December 31, 2012 compared to 2011 is primarily due to the impact of an agreement with the IRS related to audits of previous years ("IRS Agreement"), which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter during 2011, partially offset by benefits from favorable tax settlements in 2012 and higher taxes associated with the Finint and Costa remeasurement gains during 2011.

We continue to benefit from a significant proportion of profits being foreign-derived, and generally taxed at lower rates than our combined federal and state tax rates in the United States. For the years ended December 31, 2013, 2012 and 2011, 103%, 92% and 67% of our pre-tax income was derived from foreign sources, respectively. For the year ended December 31, 2013, our United States results were impacted by investments in our strategic initiatives, price reductions implemented in our Consumer-to-Consumer segment (see the Consumer-to-Consumer "Transaction fees and foreign exchange revenues" discussion below), increased compliance program costs, and higher interest costs. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2013, the total amount of tax contingency reserves was $125.5 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the years ended December 31, 2013, 2012 and 2011, basic earnings per share were $1.43, $1.70 and $1.85, respectively, and diluted earnings per share were $1.43, $1.69 and $1.84, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2013, 2012 and 2011, there were 21.2 million, 23.3 million and 17.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.
Earnings per share decreased for both the year ended December 31, 2013 and 2012 compared to the prior year as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our three segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Businesses not considered part of these segments are categorized as "Other."

The business segment measurements provided to, and evaluated by, our chief operating decision maker (the "CODM") are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

•	Costs incurred for the review and closing of acquisitions are included in "Other."

•
We incurred restructuring and related expenses of $46.8 million during the year ended December 31, 2011 which were not allocated to the segments. While these items were identifiable to our segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to "Operating expenses overview."

•	All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Consumer-to-Consumer	80%	81%	84%
Consumer-to-Business	11%	11%	11%
Business Solutions	7%	6%	3%
Other	2%	2%	2%
	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2013, 2012 and 2011.

				% Change
	Year Ended December 31,			2013	2012
(dollars and transactions in millions)	2013	2012	2011	vs. 2012	vs. 2011
Revenues:
Transaction fees	$3,396.1	$3,545.6	$3,580.2	(4)%	(1)%
Foreign exchange revenues	981.3	988.5	983.1	(1)%	1%
Other revenues	56.2	50.2	45.1	12%	11%
Total revenues	$4,433.6	$4,584.3	$4,608.4	(3)%	(1)%
Operating income	$1,030.4	$1,266.9	$1,316.0	(19)%	(4)%
Operating income margin	23%	28%	29%
Key indicator:
Consumer-to-Consumer transactions	242.34	230.98	225.79	5%	2%

The table below sets forth transaction and revenue changes by region compared to the prior year and revenues as a percentage of consolidated revenue by region for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Consumer-to-Consumer transaction growth/(decline) (a):
Europe and CIS	4%	(1)%
North America	0%	(1)%
Middle East and Africa	7%	7%
Asia Pacific ("APAC")	6%	3%
Latin America and the Caribbean ("LACA")	(1)%	1%
westernunion.com	65%	41%

Consumer-to-Consumer revenue growth/(decline) (a):
Europe and CIS	(4)%	(6)%
North America	(9)%	(3)%
Middle East and Africa	0%	3%
APAC	(3)%	3%
LACA	(3)%	3%
westernunion.com	24%	24%

Consumer-to-Consumer revenue as a percentage of consolidated revenue (a):
Europe and CIS	21%	22%
North America	19%	20%
Middle East and Africa	16%	15%
APAC	12%	12%
LACA	9%	9%
westernunion.com	3%	3%
____________

(a)
Significant allocations are made in determining the transaction and revenue changes under the regional view in the above table. The geographic split for transactions and revenue is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region. For money transfers initiated through our websites ("westernunion.com"), 100% of the revenue and transactions are attributed to westernunion.com.

We view our Consumer-to-Consumer money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated through websites and account based money transfers. The segment includes five geographic regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities and also includes westernunion.com. By means of common processes and systems, these regions and westernunion.com create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Transaction fees and foreign exchange revenues

2013 compared to 2012
For the year ended December 31, 2013 compared to the prior year, Consumer-to-Consumer money transfer revenue declined 3% primarily due to price reductions and compliance related actions in various corridors. Transactions increased 5% from 2012, primarily due to price reductions. Our consumers transferred $82 billion and $79 billion in Consumer-to-Consumer principal for the years ended December 31, 2013 and 2012, respectively, of which $74 billion and $71 billion related to cross-border principal, respectively, which represented increases of 3% and 4% for Consumer-to-Consumer principal and cross-border principal over the prior year, respectively.
Beginning in the fourth quarter of 2012, we implemented additional fee reductions and actions to adjust foreign exchange spreads that have impacted approximately 25% of our Consumer-to-Consumer business, based on 2012 revenue. We had initiated substantially all of these pricing reductions as of June 30, 2013. Pricing reductions generally reduce margins and adversely affect financial results in the short term, but are done in anticipation that they will result in increased transaction volumes which may lead to increased revenues and operating income in the affected corridors thereafter. These pricing actions totaled approximately 5% of consolidated revenue and 7% of our Consumer-to-Consumer revenue, for the full year 2013.
The regions discussed below were impacted by price reductions in certain key corridors and compliance related actions in various corridors.
For the year ended December 31, 2013 compared to the prior year, revenue in our Europe and CIS region decreased 4% on transaction growth of 4%. Revenue was negatively impacted by price reductions, compliance related actions in various countries, including in the United Kingdom and Spain, competitive challenges in Russia, and continued economic softness in Southern Europe, partially offset by revenue growth in Germany.
For the year ended December 31, 2013 compared to the prior year, our North America region experienced revenue declines of 9% on flat transactions. Our North America region was impacted by our Mexico business, where revenue declined due to price reductions and compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily for our Vigo® and Orlandi ValutaSM brands. These changes resulted in the loss of over 7,000 agent locations in the third quarter of 2012. Transactions increased in our Mexico business for the year ended December 31, 2013, primarily due to price reductions, partially offset by the impact of compliance related actions described earlier in this paragraph. Our North America region was also impacted by our United States outbound business, which also experienced a decline in revenue due to price reductions and compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand to Latin America, and other compliance related actions.
For the year ended December 31, 2013 compared to the prior year, our Middle East and Africa and APAC regions experienced flat revenue and a revenue decline of 3%, respectively. Both regions experienced transaction growth in the year ended December 31, 2013 compared to the prior year. The differential between revenue and transaction changes for both regions was primarily attributable to price reductions.
Our LACA region experienced revenue declines for the year ended December 31, 2013 compared to the prior year due to compliance related actions resulting from our agreement and settlement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand, and other compliance related actions. Revenue was also negatively impacted by pricing actions and the strengthening of the United States dollar compared to most other foreign currencies in the region, partially offset by geographic and product mix. Transactions decreased for the year ended December 31, 2013 compared to the prior year, primarily due to the impact of compliance related actions described earlier, partially offset by price reductions. We expect that the United States dollar value of our LACA region's revenue and profits will be negatively impacted by the decline in the value of the Argentine peso after December 31, 2013.

Revenue generated from transactions initiated at westernunion.com increased for the year ended December 31, 2013 compared to the prior year due to strong transaction growth, partially offset by price reductions.
Foreign exchange revenues for the year ended December 31, 2013 compared to the prior year were impacted primarily by price reductions in certain corridors, partially offset by an increase in cross-border principal sent of 4%.
Fluctuations in the exchange rate between the United States dollar and other currencies have resulted in a reduction to transaction fees and foreign exchange revenues for the year ended December 31, 2013 of $29.6 million over the same period in the previous year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

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

Revenue in our Europe and CIS region decreased 6% compared to the prior year on a transaction decline of 1%. The strengthening of the United States dollar compared to most other foreign currencies and price reductions negatively impacted revenues for the year ended December 31, 2012. The region was also impacted by continued economic softness in Southern Europe and increased competition in Russia.

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

Fluctuations in the exchange rate between the United States dollar and other currencies resulted in a reduction to transaction fees and foreign exchange revenues for the year ended December 31, 2012 of $77.6 million over the prior year, net of foreign currency hedges, that would not have occurred had there been constant currency rates.

Operating income

2013 compared to 2012
Consumer-to-Consumer operating income declined 19% during the year ended December 31, 2013 compared to the prior year primarily due to the investments in our strategic initiatives, the revenue decline described earlier, increased compliance program costs, lower compensation expense in 2012, and expenses associated with our productivity and cost savings initiatives, partially offset by savings from these initiatives and decreased marketing expenses. The changes in operating income margins in the segment are due to the same factors mentioned above.

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

Consumer-to-Business Segment

The following table sets forth our Consumer-to-Business segment results of operations for the years ended December 31, 2013, 2012 and 2011.

				% Change
	Year Ended December 31,			2013	2012
(dollars in millions)	2013	2012	2011	vs. 2012	vs. 2011
Revenues:
Transaction fees	$579.1	$573.6	$581.8	1%	(1)%
Foreign exchange and other revenues	29.4	30.3	34.1	(3)%	(11)%
Total revenues	$608.5	$603.9	$615.9	1%	(2)%
Operating income	$121.9	$137.6	$146.9	(11)%	(6)%
Operating income margin	20%	23%	24%

Revenues

2013 compared to 2012

Consumer-to-Business revenue increased 1% for the year ended December 31, 2013 compared to the prior year, primarily due to growth in our United States electronic and international walk-in bill payments businesses, which was positively impacted by increased pricing in Argentina. These increases were partially offset by the strengthening of the United States dollar against the Argentine peso, which negatively impacted our Consumer-to-Business revenue growth by approximately 5% for the year ended December 31, 2013, revenue declines in our United States cash-based bill payments business, and the passing through to certain billers of some of our debit card fee savings related to the Durbin Legislation. We expect that the United States dollar value of our Consumer-to-Business segment's revenue and profits will be negatively impacted by the decline in the value of the Argentine peso after December 31, 2013.

2012 compared to 2011

During the year ended December 31, 2012 compared to the prior year, Consumer-to-Business revenue decreased 2% due to a decline in our United States bill payments businesses, due in part to the passing through of some of the debit card fee savings related to the Durbin Legislation, partially offset by growth in our international bill payments, primarily in South America. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted our Consumer-to-Business revenue growth by approximately 3% for the year ended December 31, 2012.

Operating income

2013 compared to 2012
Operating income and operating margins decreased for the year ended December 31, 2013 compared to the prior year primarily due to the items which impacted revenues described earlier. Operating income was also impacted by increased bank fees due to our growing United States electronic business and higher information technology investments, partially offset by costs related to the renegotiation of a sales and distribution agreement that occurred in the prior year.

2012 compared to 2011

During the year ended December 31, 2012, Consumer-to-Business operating income decreased compared to the prior year primarily due to revenue declines in our United States cash-based bill payments business, the renegotiation of a sales and distribution agreement, and expenses related to productivity and cost-savings initiatives, partially offset by a net decrease in debit card and other bank fees due to the Durbin Legislation. The changes in operating income margins in the segment are due to the same factors mentioned above.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2013, 2012 and 2011.

				% Change
	Year Ended December 31,			2013	2012
(dollars in millions)	2013	2012	2011	vs. 2012	vs. 2011
Revenues:
Foreign exchange revenues	$355.5	$332.0	$154.6	7%	*
Transaction fees and other revenues	37.4	35.4	6.5	6%	*
Total revenues	$392.9	$367.4	$161.1	7%	*
Operating loss	$(27.0)	$(54.8)	$(9.6)	*	*
Operating loss margin	(7)%	(15)%	(6)%
____________

*	Calculation not meaningful.

Revenues

2013 compared to 2012
For the year ended December 31, 2013 compared to the prior year, Business Solutions revenue grew due to increased spot payments activity and increased customer hedging. We believe the increase in customer hedging activity for the year ended December 31, 2013 was partially driven by the level of certain major currencies against the United States dollar. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 2%. Additionally, the acquisition of the French assets of TGBP, which was completed in May 2012 after receiving regulatory approval, contributed approximately 1% to the segment's revenue growth for the year ended December 31, 2013.

2012 compared to 2011

During the year ended December 31, 2012, Business Solutions revenue grew compared to the prior year primarily due to our acquisition of TGBP, which contributed a substantial majority of our revenue growth for the year ended December 31, 2012.

Operating loss

2013 compared to 2012
For the year ended December 31, 2013, the operating loss decreased compared to the prior year due to increased revenue, partially offset by increased strategic investments. Additionally, operating loss for the year ended December 31, 2013 was impacted by decreased integration expenses. The changes in operating loss margins in the segment are due to these same factors.

2012 compared to 2011

For the year ended December 31, 2012, Business Solutions operating loss increased compared to the prior year primarily due to increased expenses resulting from the acquisition of TGBP, including incremental depreciation and amortization expenses and integration expenses.

Other

The following table sets forth Other results for the years ended December 31, 2013, 2012 and 2011.

				% Change
	Year Ended December 31,			2013	2012
(dollars in millions)	2013	2012	2011	vs. 2012	vs. 2011
Revenues	$107.0	$109.2	$106.0	(2)%	3%
Operating loss	$(17.9)	$(19.7)	$(21.5)	*	*
____________

*	Calculation not meaningful.

Revenues

2013 compared to 2012

Other revenue decreased for the year ended December 31, 2013 compared to the prior year primarily due to declines in our prepaid business.

2012 compared to 2011

Other revenue increased for the year ended December 31, 2012 compared to the prior year primarily due to increases in our prepaid business, partially offset by a decrease in investment income in our money order business.

Operating loss

2013 compared to 2012
Operating loss for the year ended December 31, 2013 was materially consistent with the corresponding period in the prior year.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: 1) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations; and 2) other legal or regulatory restrictions, including statutory or formalized net worth requirements. Assets subject to these other legal or regulatory restrictions totaled approximately $335 million as of December 31, 2013, and include assets outside of the United States subject to restrictions from being transferred outside of the countries where these assets are located.

We believe we have adequate liquidity to meet our business needs through our existing cash balances and our ability to generate cash flows through operations. These business needs include approximately $100 million of remaining tax payments, plus additional accrued interest, we expect to make as a result of the IRS Agreement, which we expect to pay in 2014 and beyond, in addition to dividends and share repurchases. In addition, we have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in January 2017. As of December 31, 2013, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.

Cash and Investment Securities

As of December 31, 2013, we had cash and cash equivalents of $2.1 billion, of which approximately $1.1 billion was held by our foreign entities. We plan to use our existing cash to fund the repayment of $500.0 million of our 6.500% notes ("2014 Notes") in February 2014. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign funds to the United States would, in many cases, result in significant tax obligations because most of these funds have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We have used and expect to continue to use foreign funds to expand and fund our international operations and to acquire businesses internationally. We regularly evaluate, taking tax consequences and other factors into consideration, our United States cash requirements and also the potential uses of cash internationally to determine the appropriate level of dividend repatriations of our foreign source income.

In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as "Settlement assets" on our Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as "Cash and cash equivalents" within "Settlement assets," to fund settlement obligations.

Investment securities, classified within "Settlement assets," were $1.8 billion as of December 31, 2013. Substantially all of these investments are highly-rated state and municipal debt securities, including variable rate demand notes. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations. Additionally, as of December 31, 2013, we held non-settlement related investments of $100.2 million in a short-term bond mutual fund.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of December 31, 2013, the majority of our investment securities had credit ratings of "AA-" or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of December 31, 2013, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2013, 2012 and 2011, cash provided by operating activities was $1,088.6 million, $1,185.3 million and $1,174.9 million, respectively. Cash provided by operating activities for the year ended December 31, 2013 was impacted by a decrease in consolidated operating income. Cash provided by operating activities for the year ended December 31, 2012 was impacted by tax payments of $92.4 million made as a result of the IRS Agreement.

Financing Resources

As of December 31, 2013, we had the following outstanding borrowings (in millions):

Due in less than one year:
6.500% notes (effective rate of 5.7%) due 2014 (a)	$500.0
Due in greater than one year (a):
Floating rate notes due 2015 (b)	250.0
2.375% notes due 2015 (c)	250.0
5.930% notes due 2016 (c)	1,000.0
2.875% notes (effective rate of 2.0%) due 2017 (a)	500.0
3.650% notes due 2018 (c)	400.0
3.350% notes (effective rate of 3.4%) due 2019 (d)	250.0
5.253% notes due 2020 (c)	324.9
6.200% notes due 2036 (c)	500.0
6.200% notes due 2040 (c)	250.0
Other borrowings	5.7
Total borrowings at par value	4,230.6
Fair value hedge accounting adjustments, net (a)	0.9
Unamortized discount, net	(18.5)
Total borrowings at carrying value (e)	$4,213.0
____________

(a)
We utilize interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of our notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage our overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in "Interest expense" in the Consolidated Statements of Income over the life of the related notes, and cause the effective rate of interest to differ from the notes' stated rate.

(b)
On August 22, 2013, we issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015 ("2015 Floating Rate Notes"). Interest is payable quarterly at a per annum rate equal to three-month LIBOR plus 1.0% (1.2% at December 31, 2013) and is reset quarterly. See below for additional detail relating to the debt issuance.

(c)	The difference between the stated interest rate and the effective interest rate is not significant.
(d)
On November 22, 2013, we issued $250.0 million of aggregate principal amount of 3.350% unsecured fixed rate notes due 2019 ("2019 Notes"). The interest rate on the 2019 Notes may be adjusted under certain circumstances as described below.

(e)	As of December 31, 2013, our weighted-average effective rate on total borrowings was approximately 4.6%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of December 31, 2013, but did have a maximum balance outstanding of $50 million for one day during the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, the average commercial paper balance outstanding was $161.3 million and $89.7 million, respectively, and the maximum balance outstanding was $422.8 million and $784.1 million, respectively. Proceeds from our commercial paper borrowings were used for general corporate purposes.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the year ended December 31, 2013, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Notes
On November 22, 2013, we issued $250.0 million of aggregate principal amount of unsecured notes due May 22, 2019. Interest with respect to the 2019 Notes is payable semi-annually in arrears on May 22 and November 22 of each year, beginning on May 22, 2014, based on the fixed per annum rate of 3.350%. The interest rate payable on the 2019 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2019 Notes be increased by more than 2.00% above 3.350% per annum. The interest rate payable on the 2019 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.350% per annum. We may redeem the 2019 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On August 22, 2013, we issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015. Interest with respect to the 2015 Floating Rate Notes is payable quarterly in arrears on each February 21, May 21, August 21, and November 21, beginning November 21, 2013, at a per annum rate equal to the three-month LIBOR plus 1.0% (reset quarterly).

On December 10, 2012, we issued $250.0 million and $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2015 ("2015 Fixed Rate Notes") and December 10, 2017 ("2017 Notes"), respectively. Interest with respect to the 2015 Fixed Rate Notes and 2017 Notes is payable semi-annually in arrears on June 10 and December 10 of each year, currently based on the per annum rates of 2.375% and 2.875%, respectively. The interest rates payable on the 2015 Fixed Rate Notes and 2017 Notes will be increased if the debt rating assigned to such notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on either the 2015 Fixed Rate Notes or 2017 Notes be increased by more than 2.00% above 2.375% and 2.875% per annum, respectively. The interest rates on the 2015 Fixed Rate Notes and 2017 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.375% and 2.875% per annum, respectively. We may redeem the 2015 Fixed Rate Notes and 2017 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 and 40 basis points, respectively.
On August 22, 2011, we issued $400.0 million of aggregate principal amount of unsecured notes due August 22, 2018 ("2018 Notes"). Interest with respect to the 2018 Notes is payable semi-annually in arrears on February 22 and August 22 of each year, based on the fixed per annum rate of 3.650%. We may redeem the 2018 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 basis points.
On June 21, 2010, we issued $250.0 million of aggregate principal amount of unsecured notes due June 21, 2040 ("2040 Notes"). Interest with respect to the 2040 Notes is payable semi-annually on June 21 and December 21 each year based on the fixed per annum rate of 6.200%. We may redeem the 2040 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On March 30, 2010, we exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 ("2011 Notes") for unsecured notes due April 1, 2020 ("2020 Notes"). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into "Interest expense” over the life of the notes. We may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

On February 26, 2009, we issued $500.0 million of aggregate principal amount of unsecured notes due February 26, 2014. Interest with respect to the 2014 Notes is payable semi-annually on February 26 and August 26 each year based on the fixed per annum rate of 6.500%. We may redeem the 2014 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 50 basis points. For discussion of our debt service requirements with respect to the 2014 Notes, see the "Debt Service Requirements" discussion below.

On November 17, 2006, we issued $500.0 million of aggregate principal amount of unsecured notes due November 17, 2036 ("2036 Notes"). Interest with respect to the 2036 Notes is payable semi-annually on May 17 and November 17 each year based on the fixed per annum rate of 6.200%. We may redeem the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 25 basis points.

On September 29, 2006, we issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016 ("2016 Notes"). Interest on the 2016 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.930%. We may redeem the 2016 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 20 basis points.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity and the overall business.

Our Revolving Credit Facility contains an interest rate margin and facility fee which are determined based on certain of our credit ratings. In addition, the interest rates payable on our 2015 Fixed Rate Notes, 2017 Notes and 2019 Notes can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes, including our 2015 Floating Rate Notes and 2019 Notes, and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

Our Revolving Credit Facility contains certain covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness, subject to certain exceptions. Our notes are subject to similar covenants except that only the 2016 Notes, 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility requires us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 2:1 (ratio of consolidated adjusted EBITDA, defined as net income plus the sum of (a) interest expense, (b) income tax expense, (c) depreciation expense, (d) amortization expense, (e) any other non-cash deductions, losses or changes made in determining net income for such period and (f) extraordinary losses or charges, minus extraordinary gains, in each case determined in accordance with generally accepted accounting principles in the United States of America for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 7:1 for the year ended December 31, 2013.

For the year ended December 31, 2013, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $241.3 million, $268.2 million and $162.5 million in 2013, 2012 and 2011, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

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

Share Repurchases and Dividends

During the years ended December 31, 2013, 2012 and 2011, 25.7 million, 51.0 million and 40.3 million shares, respectively, were repurchased for $393.6 million, $771.9 million and $800.0 million, respectively, excluding commissions, at an average cost of $15.29, $15.12 and $19.83 per share, respectively.

On February 11, 2014, the Board of Directors authorized $500 million of common stock repurchases through June 30, 2015.

Our Board of Directors declared quarterly cash dividends of $0.125 per common share in all four quarters of 2013, representing $277.2 million in total dividends. During 2012, our Board of Directors declared a quarterly cash dividend of $0.125 per common share in the fourth quarter and $0.10 per common share in the first three quarters representing $254.2 million in total dividends. During 2011, our Board of Directors declared quarterly cash dividends of $0.08 per common share in each of the last three quarters and $0.07 per common share in the first quarter representing $194.2 million in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared, except for the September 2012 and 2011 declared dividends, which were paid in October 2012 and 2011, respectively.

On February 21, 2014, our Board of Directors declared a quarterly cash dividend of $0.125 per common share payable on March 31, 2014.

Debt Service Requirements

Our 2014 and future debt service requirements will include payments on any future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. In March 2013, our floating rate notes of $300.0 million matured and were repaid from our cash balances, including amounts from proceeds from the issuance of our fixed rate notes due 2015 and 2017. In February 2014, our 2014 Notes will mature, and we plan to use our existing cash to fund this repayment. Overall, we have the ability to use cash, including cash generated from operations, proceeds from the sale of our non-settlement related investments, and our Revolving Credit Facility, and could also access commercial paper and other financing sources to meet our debt obligations as they come due.

Our ability to continue to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify acquisitions that align with our long-term strategy.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements disclosed in Part II, Item 8, Financial Statements and Supplementary Data, Note 12, "Operating Lease Commitments," we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plan

We have one frozen defined benefit pension plan ("Plan"), for which we had a recorded unfunded pension obligation of $70.4 million and $102.1 million as of December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, we made contributions of approximately $16 million and $25 million, respectively, to the Plan, including discretionary contributions of $5 million for the year ended December 31, 2012. We will be required to fund approximately $13 million to the Plan in 2014.

Our most recent measurement date for our pension plan was December 31, 2013. The calculation of the funded status and net periodic benefit cost is dependent upon two primary assumptions: 1) expected long-term return on plan assets; and 2) discount rate.

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical risk, return, and co-variance relationships between equities, fixed-income securities, and alternative investments are considered consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is given to diversification, re-balancing and yields anticipated on fixed income securities held. Historical returns are reviewed within the context of current economic conditions to check for reasonableness and appropriateness. We then apply this rate against a calculated value for our plan assets. The calculated value recognizes changes in the fair value of plan assets over a five-year period. Our expected long-term return on plan assets was 7.00% for both 2013 and 2012. The expected long-term return on plan assets is 7.00% for 2014. As of December 31, 2013, pension plan target allocations were approximately 15% in equity investments, 60% in debt securities and 25% in alternative investment strategies (e.g. hedge funds, royalty rights and private equity funds). Hedge fund strategy types include, but are not limited to: relative value, equity long-short, commodities/currencies, multi-strategy, event driven, and global-macro. The Plan holds derivative contracts directly which consist of interest rate swap agreements, under which the Plan is committed to pay a short-term LIBOR-based variable interest rate in exchange for a fixed interest rate, primarily based on five and ten-year maturities. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan's exposure to interest rate volatility and to provide an additional source of return. Cash held by the Plan is used to satisfy margin requirements on the derivatives. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 3.91% and 3.03% as of December 31, 2013 and 2012, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$5,824.1	$667.0	$1,815.1	$1,100.2	$2,241.8
IRS Agreement and related state tax payments (b)	100.0	100.0	—	—	—
Estimated pension funding (c)	35.6	13.3	19.9	2.4	—
Unrecognized tax benefits (d)	135.2	—	—	—	—
Foreign currency and interest rate derivative contracts (e)	223.4	208.9	7.0	7.5	—
Other (f)	22.9	20.1	1.8	0.4	0.6
Other Contractual Obligations:
Purchase obligations (g)	220.8	92.9	89.5	38.4	—
Operating leases	161.1	44.0	64.6	37.5	15.0
	$6,723.1	$1,146.2	$1,997.9	$1,186.4	$2,257.4
____________

(a)
We have estimated our interest payments based on (i) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes, and (ii) an estimate of future interest rates on our interest rate swap agreements based on projected LIBOR rates.

(b)
In December 2011, we reached an agreement with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we made cash payments to the IRS and various state tax authorities of $92.4 million during 2012. We have estimated that we will make payments of approximately $100 million in 2014 to cover the remaining portion of the additional tax and interest; however, certain of these payments may be made after 2014.

(c)
We have estimated our pension plan funding requirements, including interest, using assumptions that are consistent with current pension funding rates. The unfunded pension liability included in "Other liabilities" in our Consolidated Balance Sheets is the present value of the estimated pension plan funding requirements disclosed above. The actual minimum required amounts each year will vary based on the actual discount rate and asset returns when the funding requirement is calculated.

(d)
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(e)	Represents the liability position of our foreign currency and interest rate derivative contracts as of December 31, 2013, which will fluctuate based on market conditions.
(f)	This line item relates to accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2013.
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

Other Commercial Commitments

We had approximately $100 million in outstanding letters of credit and bank guarantees as of December 31, 2013 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Critical Accounting Policies and Estimates

Management's discussion and analysis of results of operations and financial condition is based on our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. Actual results may or may not differ from these estimates. Our significant accounting policies are discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, "Summary of Significant Accounting Policies."

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

However, no provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.0 billion as of December 31, 2013, which we have reinvested and expect to continue to reinvest outside of the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, we would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries which could result in a material impact to our financial condition, results of operations and cash flows in the period such distribution occurred. Determination of the amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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

We were incorporated in Delaware as a wholly-owned subsidiary of First Data on February 17, 2006. On September 29, 2006, First Data distributed all of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the "Spin-off"). Pursuant to the tax allocation agreement signed in connection with the Spin-off from First Data, we believe we have appropriately apportioned the taxes between First Data and us. If we are required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our tax contingency reserves for our uncertain tax positions, including those related to the Spin-off, as of December 31, 2013 were $125.5 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations and cash flows.

Derivative Financial Instruments
We use derivatives to (a) minimize our exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers. We recognize all derivatives in "Other assets" and "Other liabilities" in our Consolidated Balance Sheets at their fair value. Certain of our derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as accounting hedges.

•
Cash Flow hedges - Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in accumulated other comprehensive loss are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net."

•
Fair Value hedges - Fair value hedges consist of hedges of fixed rate debt, through interest rate swaps. The changes in fair value of these hedges, along with offsetting changes in fair value of the related debt instrument attributable to changes in the benchmark interest rate, are recorded in interest expense.

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
While we expect that our derivative instruments that currently qualify for hedge accounting will continue to meet the conditions for hedge accounting, if hedges do not qualify for hedge accounting, the changes in the fair value of the derivatives used as hedges would be reflected in earnings which could have a significant impact on our reported results. As of December 31, 2013, the cumulative pre-tax unrealized losses classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $43.6 million. As of December 31, 2013, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $0.9 million gain.

Other Intangible Assets
We capitalize acquired intangible assets as well as certain initial payments for new and renewed agent contracts and software. We evaluate such intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying amounts to determine if a write-down to fair value (normally measured by the present value technique) is required.

The capitalization of initial payments for new and renewed agent contracts is subject to strict accounting policy criteria and requires management judgment as to the amount to capitalize and the related period of benefit. Our accounting policy is to limit the amount of capitalized costs for a given agent contract to the lesser of the estimated future cash flows from the contract or the termination fees we would receive in the event of early termination of the contract. Additionally, the estimated undiscounted cash flows associated with each asset requires us to make estimates and assumptions, including, among other things, revenue growth rates, and operating margins based on our budgets and business plans.
Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset. If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2013 was $833.8 million. We recorded immaterial impairments related to other intangible assets for the year ended December 31, 2013 and did not record any impairment during the years ended December 31, 2012 and 2011.

Goodwill
Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. An impairment assessment of goodwill is conducted annually at the reporting unit level. This assessment of goodwill is performed more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. Reporting units are determined by the level at which management reviews segment operating results. In some cases, that level is the operating segment and in others it is one level below the operating segment.
Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results. Additionally, each reporting unit's fair value is assessed under certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. Periodically, we perform a quantitative assessment, as described below, for each of our reporting units, regardless of the results of prior qualitative assessments.
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
The determination of the reporting units and which reporting units to include in the qualitative assessment requires significant judgment. Also, all of the assumptions used in the qualitative assessment require judgment. Additionally, for the quantitative goodwill impairment test, we calculate the fair value of reporting units through discounted cash flow analyses which require us to make estimates and assumptions including, among other items, revenue growth rates, operating margins, and capital expenditures based on our budgets and business plans which take into account expected regulatory, marketplace, and other economic factors.
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

The carrying value of goodwill as of December 31, 2013 was $3,172.0 million which represented approximately 31% of our consolidated assets. As of December 31, 2013, goodwill of $1,947.7 million and $996.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively. The remaining $228.3 million resides in multiple reporting units which are included in either our Consumer-to-Business segment or Other. For the reporting units that comprise Consumer-to-Consumer, Consumer-to-Business, and Other, the fair value of the businesses greatly exceed their carrying amounts. For our Business Solutions reporting unit, which was acquired between 2009 and 2011, a decline in estimated fair value of approximately 15% could occur before triggering an impairment of goodwill. We believe the primary assumptions impacting our Business Solutions impairment valuation analysis relate to projected revenue and EBITDA margins. For example, a decrease in excess of 200 basis points in the ten-year projected compound annual growth rate of either revenue or EBITDA margin, assuming all other elements of the cash flow model remain unchanged, would result in such decline. We have not recorded any goodwill impairments during the three years ended December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide Consumer-to-Consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency, helping to provide protection against currency fluctuations. We promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

As of December 31, 2013 and 2012, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $41 million and $34 million, respectively, based on our forecast of Consumer-to-Consumer unhedged exposure to foreign currency at those dates. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2013 of $3.7 billion. Approximately $2.8 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include money market funds and state and municipal variable rate securities and are included in our Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The significant majority of the remainder of our interest-bearing assets consist of highly-rated state and municipal debt securities which are fixed-rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within "Settlement assets" in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within "Settlement assets" in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our "Total stockholders' equity" on our Consolidated Balance Sheets.

As of December 31, 2013, we had $250.0 million of floating notes, which had an effective interest rate of 1.2% or 1% above three-month LIBOR. Additionally, $1,550.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 300 basis points above LIBOR.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of December 31, 2013, our weighted-average effective rate on total borrowings was approximately 4.6%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $18 million and $11 million annually based on borrowings on December 31, 2013 and 2012, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2013 and 2012 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $28 million and $21 million annually, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

Credit Risk

As of December 31, 2013, the majority of our investment securities had credit ratings of "AA-" or better from a major credit rating agency.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. In addition, we are exposed to credit risk directly from consumer transactions particularly through our online services and electronic channels, where transactions are originated through means other than cash, and therefore are subject to "chargebacks," insufficient funds or other collection impediments, such as fraud. We perform a credit review before each agent signing and conduct periodic analyses.

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) receivables from certain customers for which beneficiaries are paid prior to receiving cleared funds from the customer, where we have offered "trade credit." For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate the risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

Our losses associated with bad debts have been less than 1% of our consolidated revenues in all periods presented.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Western Union Company's ("Western Union" or the "Company") internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Western Union's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Western Union's internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on the results of its evaluation, the Company's management concluded that as of December 31, 2013, the Company's internal control over financial reporting is effective. Western Union's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, Western Union's independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Western Union Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2013 and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Western Union Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 24, 2014

THE WESTERN UNION COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Transaction fees	$4,065.8	$4,210.0	$4,220.2
Foreign exchange revenues	1,348.0	1,332.7	1,151.2
Other revenues	128.2	122.1	120.0
Total revenues	5,542.0	5,664.8	5,491.4
Expenses:
Cost of services	3,235.0	3,194.2	3,102.0
Selling, general and administrative	1,199.6	1,140.6	1,004.4
Total expenses*	4,434.6	4,334.8	4,106.4
Operating income	1,107.4	1,330.0	1,385.0
Other income/(expense):
Interest income	9.4	5.5	5.2
Interest expense	(195.6)	(179.6)	(181.9)
Derivative gains/(losses), net	(1.3)	0.5	14.0
Other income, net	7.0	12.4	52.3
Total other expense, net	(180.5)	(161.2)	(110.4)
Income before income taxes	926.9	1,168.8	1,274.6
Provision for income taxes	128.5	142.9	109.2
Net income	$798.4	$1,025.9	$1,165.4
Earnings per share:
Basic	$1.43	$1.70	$1.85
Diluted	$1.43	$1.69	$1.84
Weighted-average shares outstanding:
Basic	556.6	604.9	630.6
Diluted	559.7	607.4	634.2
Cash dividends declared per common share	$0.50	$0.425	$0.31
____________________
* As further described in Note 6, total expenses include amounts for related parties of $80.6 million, $95.0 million and $190.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$798.4	$1,025.9	$1,165.4
Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on investment securities	(3.6)	2.8	1.8
Unrealized gains/(losses) on hedging activities	(11.1)	(27.0)	27.0
Foreign currency translation adjustments	(13.1)	(2.2)	(2.0)
Defined benefit pension plan adjustments	11.4	(7.7)	(12.5)
Total other comprehensive income/(loss)	(16.4)	(34.1)	14.3
Comprehensive income	$782.0	$991.8	$1,179.7

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$2,073.1	$1,776.5
Settlement assets	3,270.4	3,114.6
Property and equipment, net of accumulated depreciation of $428.6 and $384.5, respectively	209.9	196.1
Goodwill	3,172.0	3,179.7
Other intangible assets, net of accumulated amortization of $672.3 and $519.7, respectively	833.8	878.9
Other assets	562.1	319.9
Total assets	$10,121.3	$9,465.7
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$638.9	$556.2
Settlement obligations	3,270.4	3,114.6
Income taxes payable	216.9	218.3
Deferred tax liability, net	319.2	352.1
Borrowings	4,213.0	4,029.2
Other liabilities	358.2	254.7
Total liabilities	9,016.6	8,525.1

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 548.8 shares and 572.1 shares issued and outstanding as of December 31, 2013 and 2012, respectively	5.5	5.7
Capital surplus	390.9	332.8
Retained earnings	877.3	754.7
Accumulated other comprehensive loss	(169.0)	(152.6)
Total stockholders' equity	1,104.7	940.6
Total liabilities and stockholders' equity	$10,121.3	$9,465.7

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$798.4	$1,025.9	$1,165.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64.2	61.7	61.0
Amortization	198.6	184.4	131.6
Deferred income tax (benefit)/provision	(39.3)	(35.2)	21.2
Gain on revaluation of equity interests (Note 4)	—	—	(49.9)
Other non-cash items, net	53.3	77.2	29.8
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(55.4)	(27.8)	(27.7)
Accounts payable and accrued liabilities	81.1	9.3	(43.0)
Income taxes payable (Note 10)	3.4	(79.9)	(62.3)
Other liabilities	(15.7)	(30.3)	(51.2)
Net cash provided by operating activities	1,088.6	1,185.3	1,174.9
Cash flows from investing activities
Capitalization of contract costs	(119.3)	(174.9)	(96.7)
Capitalization of purchased and developed software	(41.8)	(32.4)	(13.0)
Purchases of property and equipment	(80.2)	(60.9)	(52.8)
Purchases of non-settlement related investments	(100.0)	—	—
Acquisition of businesses, net (Note 4)	—	10.0	(1,218.6)
Net proceeds from settlement of foreign currency forward contracts related to acquisitions	—	—	20.8
Net cash used in investing activities	(341.3)	(258.2)	(1,360.3)
Cash flows from financing activities
Proceeds from exercise of options	28.9	53.4	100.0
Cash dividends paid	(277.2)	(254.2)	(194.2)
Common stock repurchased	(399.7)	(766.5)	(803.9)
Net (repayments of)/proceeds from commercial paper	—	(297.0)	297.0
Net proceeds from issuance of borrowings	497.3	742.8	696.3
Principal payments on borrowings	(300.0)	—	(696.3)
Net cash used in financing activities	(450.7)	(521.5)	(601.1)
Net change in cash and cash equivalents	296.6	405.6	(786.5)
Cash and cash equivalents at beginning of year	1,776.5	1,370.9	2,157.4
Cash and cash equivalents at end of year	$2,073.1	$1,776.5	$1,370.9
Supplemental cash flow information:
Interest paid	$193.7	$181.8	$191.3
Income taxes paid (Note 10)	$158.0	$257.1	$144.9
See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Balance, December 31, 2010	654.0	$6.5	$117.4	$591.6	$(132.8)	$582.7
Net income	—	—	—	1,165.4	—	1,165.4
Stock-based compensation	—	—	31.2	—	—	31.2
Common stock dividends	—	—	—	(194.2)	—	(194.2)
Repurchase and retirement of common shares	(40.5)	(0.4)	—	(802.8)	—	(803.2)
Shares issued under stock-based compensation plans	5.9	0.1	98.7	—	—	98.8
Tax adjustments from employee stock option plans	—	—	(0.2)	—	—	(0.2)
Unrealized gains on investment securities, net of tax	—	—	—	—	1.8	1.8
Unrealized gains on hedging activities, net of tax	—	—	—	—	27.0	27.0
Foreign currency translation adjustment, net of tax	—	—	—	—	(2.0)	(2.0)
Defined benefit pension plan liability adjustment, net of tax	—	—	—	—	(12.5)	(12.5)
Balance, December 31, 2011	619.4	6.2	247.1	760.0	(118.5)	894.8
Net income	—	—	—	1,025.9	—	1,025.9
Stock-based compensation	—	—	34.0	—	—	34.0
Common stock dividends	—	—	—	(254.2)	—	(254.2)
Repurchase and retirement of common shares	(51.3)	(0.5)	—	(777.0)	—	(777.5)
Shares issued under stock-based compensation plans	4.0	—	51.9	—	—	51.9
Tax adjustments from employee stock option plans	—	—	(0.2)	—	—	(0.2)
Unrealized gains on investment securities, net of tax	—	—	—	—	2.8	2.8
Unrealized losses on hedging activities, net of tax	—	—	—	—	(27.0)	(27.0)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2.2)	(2.2)
Defined benefit pension plan liability adjustment, net of tax	—	—	—	—	(7.7)	(7.7)
Balance, December 31, 2012	572.1	5.7	332.8	754.7	(152.6)	940.6
Net income	—	—	—	798.4	—	798.4
Stock-based compensation and other	—	—	34.2	—	—	34.2
Common stock dividends	—	—	—	(277.2)	—	(277.2)
Repurchase and retirement of common shares	(26.1)	(0.2)	—	(398.6)	—	(398.8)
Shares issued under stock-based compensation plans	2.8	—	28.6	—	—	28.6
Tax adjustments from employee stock option plans	—	—	(4.7)	—	—	(4.7)
Unrealized losses on investment securities, net of tax	—	—	—	—	(3.6)	(3.6)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(11.1)	(11.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	(13.1)	(13.1)
Defined benefit pension plan liability adjustment, net of tax	—	—	—	—	11.4	11.4
Balance, December 31, 2013	548.8	$5.5	$390.9	$877.3	$(169.0)	$1,104.7

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Formation of the Entity and Basis of Presentation

The Western Union Company ("Western Union" or the "Company") is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company's services are primarily available through a network of agent locations in more than 200 countries and territories. Each location in the Company's agent network is capable of providing one or more of the Company's services.

The Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company's multi-currency, real-time money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through websites and account based money transfers.

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. The significant majority of the segment's revenue was generated in the United States during all periods presented, with the remainder primarily generated in Argentina.

•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment's business relates to exchanges of currency at the spot rate which enables customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. Travelex Global Business Payments ("TGBP"), which was acquired in November 2011 (see Note 4), is included in this segment.

All businesses that have not been classified in the above segments are reported as "Other" and primarily include the Company's money order, prepaid and other businesses and services, in addition to costs for the review and closing of acquisitions.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2013, the amount of net assets subject to these limitations totaled approximately $335 million.

Various aspects of the Company's services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Spin-off from First Data

On January 26, 2006, the First Data Corporation ("First Data") Board of Directors announced its intention to pursue the distribution of all of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the "Spin-off"). Effective on September 29, 2006, First Data completed the separation and the distribution of these businesses by distributing The Western Union Company common stock to First Data shareholders (the "Distribution"). Prior to the Distribution, the Company had been a segment of First Data.

Basis of Presentation

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Consistent with industry practice, the accompanying Consolidated Balance Sheets are unclassified due to the short-term nature of the Company's settlement obligations contrasted with the Company's ability to invest cash awaiting settlement in long-term investment securities.

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

As of December 31, 2013, 2012 and 2011 there were 21.2 million, 23.3 million and 17.1 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Basic weighted-average shares outstanding	556.6	604.9	630.6
Common stock equivalents	3.1	2.5	3.6
Diluted weighted-average shares outstanding	559.7	607.4	634.2

Fair Value Measurements

The Company determines the fair values of its assets and liabilities that are recognized or disclosed at fair value in accordance with the hierarchy described below. The fair values of the assets and liabilities held in the Company's defined benefit plan trust ("Trust") are recognized or disclosed utilizing the same hierarchy. The following three levels of inputs may be used to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For most of these assets, the Company utilizes pricing services that use multiple prices as inputs to determine daily market values. In addition, the Trust has other investments that fall within Level 2 that are valued at net asset value which is not quoted on an active market; however, the unit price is based on underlying investments which are traded on an active market. Further, these investments have no redemption restrictions, and redemptions can generally be done monthly or quarterly with required notice ranging from three to 60 days.

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

Carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. Investment securities and derivative financial instruments are carried at fair value and included in Note 8. Fixed rate notes are carried at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 14. The fair values of fixed rate notes are also disclosed in Note 8 and are based on market quotations. For more information on the fair value of financial instruments, see Note 8.

The fair values of non-financial assets and liabilities related to the Company's business combinations are disclosed in Note 4. The fair values of financial assets and liabilities related to the Trust are disclosed in Note 11.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations

The Company accounts for all business combinations where control over another entity is obtained using the acquisition method of accounting, which requires that most assets (both tangible and intangible), liabilities (including contingent consideration), and remaining noncontrolling interests be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and existing book value. Results of operations of the acquired company are included in the Company's results from the date of the acquisition forward and include amortization expense arising from acquired intangible assets. The Company expenses all costs as incurred related to or involved with an acquisition in "Selling, general and administrative" expenses.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with maturities of three months or less at the date of purchase (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value.

The Company maintains cash and cash equivalent balances with various financial institutions, including a portion in money market funds. The Company limits the concentration of its cash and cash equivalents with any one institution. The Company regularly reviews investment concentrations and credit worthiness of these institutions, and has relationships with a globally diversified list of banks and financial institutions.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $38.3 million and $46.8 million as of December 31, 2013 and 2012, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2013, 2012 and 2011, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $50.1 million, $44.9 million and $24.3 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2013	2012
Settlement assets:
Cash and cash equivalents	$538.6	$574.5
Receivables from selling agents and Business Solutions customers	981.3	1,025.3
Investment securities	1,750.5	1,514.8
	$3,270.4	$3,114.6
Settlement obligations:
Money transfer, money order and payment service payables	$2,376.6	$2,297.1
Payables to agents	893.8	817.5
	$3,270.4	$3,114.6

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the lesser of the estimated life of the related assets (generally three to 10 years for equipment and furniture and fixtures, and 30 years for buildings) or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred.

Property and equipment consisted of the following (in millions):

	December 31,
	2013	2012
Equipment	$416.1	$384.6
Buildings	82.3	80.0
Leasehold improvements	80.3	65.6
Furniture and fixtures	33.3	33.4
Land and improvements	16.9	16.9
Projects in process	9.6	0.1
	638.5	580.6
Less accumulated depreciation	(428.6)	(384.5)
Property and equipment, net	$209.9	$196.1

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts charged to expense for depreciation of property and equipment were $64.2 million, $61.7 million and $61.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company's annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2013, 2012 and 2011.

Other Intangible Assets

Other intangible assets primarily consist of acquired contracts, contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts) and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income is amortization expense of $198.6 million, $184.4 million and $131.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company purchases and develops software that is used in providing services and in performing administrative functions. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning and designing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general use. Software development costs and purchased software are generally amortized over a term of three to five years.

The following table provides the components of other intangible assets (in millions):

	December 31, 2013			December 31, 2012
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization
Acquired contracts	11.2	$632.0	$414.3	$627.2	$466.2
Capitalized contract costs	5.9	528.5	315.2	457.2	303.7
Internal use software	3.2	264.9	65.1	221.0	54.7
Acquired trademarks	22.7	38.0	25.3	43.4	28.4
Projects in process	3.0	9.6	9.6	15.4	15.4
Other intangibles	2.6	33.1	4.3	34.4	10.5
Total other intangible assets	8.0	$1,506.1	$833.8	$1,398.6	$878.9

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2013 is expected to be $210.0 million in 2014, $151.0 million in 2015, $134.0 million in 2016, $102.5 million in 2017, $54.0 million in 2018 and $182.3 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets for the year ended December 31, 2013 and did not record any impairment during the years ended December 31, 2012 and 2011.

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

In certain consumer money transfer and Business Solutions transactions involving different send and receive currencies, the Company generates revenue based on the difference between the exchange rate set by the Company to the consumer or business and the rate at which the Company or its agents are able to acquire the currency. This foreign exchange revenue is recorded at the time the related consumer money transfer transaction fee revenue is recognized or at the time a customer initiates a transaction through the Company's Business Solutions payment service operations.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2013, 2012 and 2011 were $165.1 million, $177.5 million and $174.8 million, respectively.

Income Taxes

The Company accounts for income taxes under the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. The Company assesses the realizability of its deferred tax assets. A valuation allowance must be established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation

The United States dollar is the functional currency for substantially all of the Company's businesses. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those businesses for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the year. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these businesses are included as a component of "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets. Foreign currency denominated monetary assets and liabilities of businesses for which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period, and the resulting remeasurement gains and losses are recognized in net income. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

Derivatives

The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers. The Company recognizes all derivatives in the "Other assets" and "Other liabilities" captions in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows, except for cash flows associated with foreign currency forward contracts entered into in order to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, which are recorded in investing activities.

•
Cash Flow hedges - Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss." Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in "Accumulated other comprehensive loss" are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the change in the fair value of the instrument is effective in offsetting the change in fair value of the hedged item. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net."

•
Fair Value hedges - Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt are recorded in "Interest expense." The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in "Interest expense."

•
Undesignated - Derivative contracts entered into to reduce the variability related to (a) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (b) certain foreign currency denominated cash and other asset positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes and changes in their fair value are included in "Selling, general and administrative." In addition, changes in fair value of derivative contracts, consisting of forward contracts with maturities of less than one year entered into to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, are recorded in "Derivative gains/(losses), net." The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. The changes in fair value related to these contracts are recorded in "Foreign exchange revenues."

The fair value of the Company's derivatives is derived from standardized models that use market based inputs (e.g., forward prices for foreign currency).

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Productivity and Cost-Savings Initiatives and Restructuring and Related Expenses

Productivity and Cost-Savings Initiatives

In the fourth quarter of 2012 and throughout 2013, the Company implemented initiatives to improve productivity and reduce costs. Costs related to these productivity and cost-savings initiatives include costs related to termination benefits received by certain of the Company's former executives. The following table summarizes the activity for the employee termination benefits and other costs related to the productivity and cost-savings initiatives accruals as of and for the years ended December 31, 2013 and 2012 (in millions):

	Severance, Outplacement and Related Benefits	Other (b)	Total
Balance, January 1, 2012	$—	$—	$—
Expenses (a)	28.9	2.0	30.9
Cash payments	(5.2)	(0.4)	(5.6)
Non-cash benefit (a)	2.0	—	2.0
Balance, December 31, 2012	$25.7	$1.6	$27.3
Expenses (a)	40.8	16.1	56.9
Cash payments	(25.3)	(16.5)	(41.8)
Non-cash benefit/(expense) (a)	4.2	(0.2)	4.0
Balance, December 31, 2013	$45.4	$1.0	$46.4
Total expenses	$69.7	$18.1	$87.8
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

2010 Restructuring

On May 25, 2010 and as subsequently revised, the Company's Board of Directors approved a restructuring plan (the "Restructuring Plan") designed to reduce the Company's overall headcount and migrate positions from various facilities, primarily within North America and Europe, to regional operating centers. As of December 31, 2011, the Company had incurred all of the expenses related to the Restructuring Plan. The Company incurred expenses of $46.8 million, comprised of $26.1 million, $1.3 million, $3.5 million and $15.9 million in severance, outplacement and related benefits, fixed asset write-offs and accelerated depreciation, lease terminations and other restructuring expenses, respectively, for the year ended December 31, 2011.

As of December 31, 2011, the Company had a restructuring accrual of $13.9 million related to this plan, of which $13.7 million represented an accrual for severance, outplacement and related benefits. Substantially all of the accrual was paid in 2012, resulting in a remaining restructuring accrual which was immaterial as of December 31, 2012.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents expenses related to productivity and cost-savings initiatives and restructuring activities as reflected in the Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2013	2012	2011
	Productivity and Cost-Savings Initiatives		Restructuring and Related Expenses
Cost of services	$24.3	$5.5	$10.6
Selling, general and administrative	32.6	25.4	36.2
Total expenses, pre-tax	$56.9	$30.9	$46.8
Total expenses, net of tax	$40.2	$20.2	$32.0
The following table summarizes expenses related to productivity and cost-savings initiatives incurred by reportable segment (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
2012 expenses	$20.9	$4.0	$—	$6.0	$30.9
2013 expenses	43.8	5.4	3.6	4.1	56.9
Total expenses	$64.7	$9.4	$3.6	$10.1	$87.8
Restructuring and related expenses have not been allocated to the Company's segments, which are disclosed in Note 17. While these items are identifiable to the Company's segments, these expenses have been excluded from the measurement of segment operating profit provided to the chief operating decision maker (the "CODM") for purposes of assessing segment performance and decision making with respect to resource allocation. For the year ended December 31, 2011, the Company incurred $46.8 million of restructuring and related expenses, of which $33.7 million, $6.2 million and $5.0 million were attributable to the Company's Consumer-to-Consumer, Consumer-to-Business and Business Solutions segments, respectively, and $1.9 million was attributable to Other.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Acquisitions

On November 7, 2011, the Company acquired the business-to-business payment business known as TGBP from Travelex Holdings Limited for cash consideration of £596 million ($956.5 million), net of a final working capital adjustment which resulted in a return of £15 million ($24.1 million) of purchase consideration in the third quarter of 2012. In connection with the July 5, 2011 purchase agreement, on May 4, 2012, the Company also acquired the French assets of TGBP for cash consideration of £3 million ($4.8 million) after receiving regulatory approval. For the year ended December 31, 2011, the Company incurred $20.7 million of costs associated with the closing of the TGBP acquisition. The results of operations for TGBP have been included in the Company's consolidated financial statements from the date of acquisition.

On October 31, 2011 and April 20, 2011, the Company acquired the remaining 70% interests in European-based Finint S.r.l. ("Finint") and Angelo Costa S.r.l. ("Costa"), respectively, two of the Company's largest agents providing services in a number of European countries. The Company previously held a 30% equity interest in each of these agents. As of the acquisition dates, the Company no longer incurs commission costs for transactions related to Finint and Costa; rather the Company now pays commissions to Finint and Costa subagents, resulting in lower overall commission expense. The Company's operating expenses include costs attributable to Finint's and Costa's operations subsequent to the acquisition dates.

The Company acquired the remaining 70% interest in Finint for cash consideration of €99.6 million ($139.4 million). The Company revalued its previous 30% equity interest to fair value of approximately $47.7 million on the acquisition date, resulting in total value of $187.1 million. In conjunction with the revaluation, the Company recognized a gain of $20.5 million, recorded in "Other income, net" in the Consolidated Statements of Income, for the amount by which the fair value of the 30% equity interest exceeded its previous carrying value.

The Company acquired the remaining 70% interest in Costa for cash consideration of €95 million ($135.7 million). The Company revalued its previous 30% equity interest to fair value of approximately $46.2 million on the acquisition date, resulting in total value of $181.9 million. In conjunction with the revaluation, the Company recognized a gain of $29.4 million, recorded in "Other income, net" in the Consolidated Statements of Income, for the amount by which the fair value of the 30% equity interest exceeded its previous carrying value.

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

The following table presents changes to goodwill for the years ended December 31, 2013 and 2012 (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
January 1, 2012 balance	$1,945.3	$224.9	$1,013.7	$15.0	$3,198.9
Purchase price adjustments	2.4	—	(24.4)	—	(22.0)
Currency translation	—	(3.8)	6.7	(0.1)	2.8
December 31, 2012 balance	$1,947.7	$221.1	$996.0	$14.9	$3,179.7
Currency translation	—	(6.4)	—	(1.3)	(7.7)
December 31, 2013 balance	$1,947.7	$214.7	$996.0	$13.6	$3,172.0

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $100 million in outstanding letters of credit and bank guarantees as of December 31, 2013 with expiration dates through 2016, the majority of which contain a one-year renewal option. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed the plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, as a defendant. On April 25, 2011, the Company and WUFSI filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. WUFSI also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds, which are included within "Settlement obligations" in the Company's consolidated balance sheets. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. The United States Court of Appeals for the Tenth Circuit has scheduled oral argument for March 18, 2014. The settlement requires Western Union to deposit the class members' unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses will be paid. On November 6, 2013, the Attorney General of California notified Western Union of the California Controller’s position that Western Union’s deposit of the unclaimed money transfer funds into the class settlement fund pursuant to the settlement “will not satisfy Western Union’s obligations to report and remit funds” under California’s unclaimed property law, and that “Western Union will remain liable to the State of California” for the funds that would have escheated to California in the absence of the settlement. The State of Pennsylvania and Washington, D.C. have expressed similar views. There is thus reason to believe that these and potentially other jurisdictions may bring actions against the Company seeking reimbursement for amounts equal to the class counsel’s fees, administrative costs and other expenses that are paid from the class settlement fund.  If such actions are brought or claims that may otherwise require Western Union to incur additional escheatment-related liabilities are asserted, Western Union would defend itself vigorously.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 11, 2010, WUFSI signed an agreement and settlement ("Settlement Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Settlement Agreement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Settlement Agreement. The Monitor has made a number of recommendations related to the Company's compliance programs. In addition, in the fourth quarter of 2012, the Company's Business Solutions business was included in the scope of the Monitor's review.

On January 31, 2014, WUFSI and the State agreed to amend the Settlement Agreement. Such amendment (the “Amendment”) was subsequently approved by the Superior Court of the State of Arizona In and For the County of Maricopa that same day. The Amendment extends the term of the Settlement Agreement until December 31, 2017, and imposes obligations on the Company and WUFSI in connection with WUFSI’s anti-money laundering compliance programs and cooperation with law enforcement. In particular, the Amendment requires WUFSI to continue implementing the primary and secondary recommendations made by the Monitor appointed pursuant to the Settlement Agreement related to WUFSI’s anti-money laundering compliance program, and includes, among other things, timeframes for implementing such primary and secondary recommendations. Under the Amendment, the Monitor may make additional primary recommendations until January 1, 2015, and additional secondary recommendations until January 31, 2017. After these dates, the Monitor may only make additional primary or secondary recommendations, as applicable, that meet certain requirements as set forth in the Amendment. Primary recommendations may also be re-classified as secondary recommendations.
The Amendment provides that if WUFSI is unable to implement an effective anti-money laundering compliance program along the U.S. and Mexico border, as determined by the Monitor and subject to limited judicial review, within the timeframes to implement the Monitor’s primary recommendations, the State may, within 180 days after the Monitor delivers its final report on the primary recommendations on December 31, 2016, and subsequent to any judicial review of the Monitor’s findings, elect one, and only one, of the following remedies: (i) assert a willful and material breach of the Settlement Agreement and pursue remedies under the Settlement Agreement, which could include initiating civil or criminal actions; or (ii) require WUFSI to pay (a) $50 million plus (b) $1 million per primary recommendation or group of primary recommendations that WUFSI fails to implement successfully. There are currently more than 70 primary recommendations and groups of primary recommendations.
If the Monitor concludes that WUFSI has implemented an effective anti-money laundering compliance program along the U.S. and Mexico border within the timeframes to implement the Monitor’s primary recommendations, the State cannot pursue either of the remedies above, except that the State may require WUFSI to pay $1 million per primary recommendation or group of primary recommendations that WUFSI fails to implement successfully.
If, at the conclusion of the timeframe to implement the secondary recommendations on December 31, 2017, the Monitor concludes that WUFSI has not implemented an effective anti-money laundering compliance program along the U.S. and Mexico border, the State cannot assert a willful and material breach of the Settlement Agreement but may require WUFSI to pay an additional $25 million. Additionally, if the Monitor determines that WUFSI has implemented an effective anti-money laundering compliance program along the U.S. and Mexico border but has not implemented some of the Monitor’s secondary recommendations or groups of secondary recommendations that were originally classified as primary recommendations or groups of primary recommendations on the date of the Amendment, the State may require WUFSI to pay $500,000 per such secondary recommendation or group of recommendations. There is no monetary penalty associated with secondary recommendations that are classified as such on the date of the Amendment or any new secondary recommendations that the Monitor makes after the date of the Amendment.
The Amendment also requires WUFSI to make a one-time payment of $250,000 and thereafter $150,000 per month for five years to fund the activities and expenses of a money transfer transaction data analysis center formed by WUFSI and a Financial Crimes Task Force comprised of federal and state and local law enforcement representatives, including those from the State. In addition, the Amendment requires WUFSI to continue funding the Monitor’s reasonable expenses in $500,000 increments as requested by the Monitor.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in WUFSI’s anti-money laundering program required by the Settlement Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, if WUFSI is not able to implement a successful anti-money laundering compliance program along the U.S. and Mexico border or timely implement a substantial portion of the Monitor’s primary recommendations, each as determined by the Monitor, pursuit by the State of remedies under the Settlement Agreement, including the Amendment, could have a material adverse effect on the Company’s business, financial condition or results of operations.
On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company continues to cooperate fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

On December 10, 2013, the City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer, and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission Rule 10b-5 against all defendants, and under Section 20(a) of the Exchange Act against the individual defendants. Plaintiff alleges that during the alleged class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse facts known to them, including: (1) the Company was experiencing difficulties in complying with its increased duties required by the Southwest Border Agreement and that the State of Arizona was dissatisfied with the Company’s efforts; (2) the Company was spending significantly more than forecast on its efforts to satisfy the compliance and monitoring program; (3) the Company had downplayed the impact that changes in its compliance and regulatory environment were having on its operations, including its operations in Mexico and Latin America; (4) the scope of the Monitor’s review was being expanded to include Western Union Business Solutions, which would increase compliance costs; and (5) the Company’s ability to charge a premium for its core money transfer product was under competitive pressure, which would require drastic price reductions to stem market share losses. On January 30, 2014, another shareholder, Norma A. Garavaglia, filed a second purported class action complaint in the United States District Court for the District of Colorado that names the same defendants and contains allegations which are substantially similar to those made in the City of Taylor Police and Fire Retirement System lawsuit. These actions are in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the years ended December 31, 2013, 2012 and 2011 totaled $65.5 million, $66.1 million and $131.9 million, respectively. Commission expense recognized for Finint prior to October 31, 2011 and Costa prior to April 20, 2011, the date of the acquisitions (see Note 4), was considered a related party transaction.

The Company has a director who is also a director for a company that previously held significant investments in two of the Company's existing agents. During the first quarter of 2012, this company sold its interest in one of these agents, so that for the year ended December 31, 2013, this company held a significant investment in only one agent. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $15.1 million, $28.9 million and $58.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to these agents during the periods the agents were affiliated with the Company's director. In January 2014, this director advised the Company that he does not intend to stand for re-election as a director at the Company's 2014 annual meeting of stockholders.

7. Investment Securities

Investment securities included in "Settlement assets" in the Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2051. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.

During the third quarter of 2013, the Company invested in a short-term bond mutual fund which holds a diversified portfolio of fixed income securities, with a combined average maturity of less than one year. This investment can be redeemed daily. The fair value of this investment, which is included in "Other assets" in the Company's Consolidated Balance Sheets, was $100.2 million as of December 31, 2013.

The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of December 31, 2013, the majority of the Company's investment securities had credit ratings of "AA-" or better from a major credit rating agency.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2013, 2012 and 2011 were $19.0 billion, $16.3 billion and $14.2 billion, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of investment securities are as follows (in millions):

December 31, 2013	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
State and municipal debt securities (a)	$868.1	$874.2	$7.8	$(1.7)	$6.1
State and municipal variable rate demand notes	865.0	865.0	—	—	—
Other debt securities	11.2	11.3	0.1	—	0.1
	$1,744.3	$1,750.5	$7.9	$(1.7)	$6.2
Other assets:
Short-term bond mutual fund	100.0	100.2	0.2	—	0.2
	$1,844.3	$1,850.7	$8.1	$(1.7)	$6.4

December 31, 2012	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
State and municipal debt securities (a)	$991.5	$1,003.7	$12.5	$(0.3)	$12.2
State and municipal variable rate demand notes	463.3	463.3	—	—	—
Other debt securities	47.7	47.8	0.1	—	0.1
	$1,502.5	$1,514.8	$12.6	$(0.3)	$12.3
____________

(a)	The majority of these securities are fixed rate instruments.
There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2013 and 2012.

The following summarizes the contractual maturities of settlement-related debt securities as of December 31, 2013 (in millions):

	Amortized Cost	Fair Value
Due within 1 year	$187.6	$188.4
Due after 1 year through 5 years	425.2	429.1
Due after 5 years through 10 years	306.7	308.1
Due after 10 years	824.8	824.9
	$1,744.3	$1,750.5

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $21.6 million, $21.4 million and $822.0 million are included in the "Due after 1 year through 5 years," "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above.

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

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$874.2	$—	$874.2
State and municipal variable rate demand notes	—	865.0	—	865.0
Other debt securities	—	11.3	—	11.3
Other assets:
Short-term bond mutual fund	100.2	—	—	100.2
Derivatives	—	224.3	—	224.3
Total assets	$100.2	$1,974.8	$—	$2,075.0
Liabilities:
Notes and other borrowings	$—	$4,343.2	$—	$4,343.2
Derivatives	—	223.4	—	223.4
Total liabilities	$—	$4,566.6	$—	$4,566.6

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2012	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,003.7	$—	$1,003.7
State and municipal variable rate demand notes	—	463.3	—	463.3
Other debt securities	—	47.8	—	47.8
Other assets:
Derivatives	—	96.8	—	96.8
Total assets	$—	$1,611.6	$—	$1,611.6
Liabilities:
Notes and other borrowings	$—	$4,200.8	$—	$4,200.8
Derivatives	—	86.1	—	86.1
Total liabilities	$—	$4,286.9	$—	$4,286.9

No non-recurring fair value adjustments were recorded during the years ended December 31, 2013 and 2012, except those associated with acquisitions, as disclosed in Note 4.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The aggregate fair value of the Company's borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $4,213.0 million and $4,029.2 million as of December 31, 2013 and 2012, respectively (see Note 15).

The fair value of the assets in the Trust, which holds the assets for the Company's defined benefit plan, is disclosed in Note 11.

9.  Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2013	2012
Other assets:
Derivatives	$224.3	$96.8
Short-term bond mutual fund (Note 7)	100.2	—
Prepaid expenses	69.0	56.9
Amounts advanced to agents, net of discounts	41.8	37.7
Equity method investments	41.0	41.0
Other receivables	21.1	21.4
Debt issue costs	17.3	17.3
Deferred customer set up costs	17.1	15.9
Accounts receivable, net	14.9	15.6
Other	15.4	17.3
Total other assets	$562.1	$319.9
Other liabilities:
Derivatives	$223.4	$86.1
Pension obligations	70.4	102.1
Deferred revenue	25.1	30.5
Other	39.3	36.0
Total other liabilities	$358.2	$254.7

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Components of pre-tax income:
Domestic	$(28.4)	$94.8	$423.9
Foreign	955.3	1,074.0	850.7
	$926.9	$1,168.8	$1,274.6

For the years ended December 31, 2013, 2012 and 2011, 103%, 92% and 67% of the Company's pre-tax income was derived from foreign sources, respectively. For the year ended December 31, 2011, domestic pre-tax income and foreign pre-tax income were affected by the pre-tax impact of the Company's agreement with the United States Internal Revenue Service ("IRS Agreement") resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Federal	$88.3	$92.5	$78.1
State and local	(3.7)	(14.8)	4.5
Foreign	43.9	65.2	26.6
	$128.5	$142.9	$109.2

Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company's foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

The Company's effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	0.7%	0.6%	2.0%
Foreign rate differential, net of U.S. tax paid on foreign earnings (9.2%, 5.1% and 1.2%, respectively)	(22.9)%	(22.5)%	(14.0)%
IRS Agreement	—%	—%	(16.1)%
Other	1.1%	(0.9)%	1.7%
Effective tax rate	13.9%	12.2%	8.6%

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The increase in the Company's effective tax rate for the year ended December 31, 2013 compared to 2012 is primarily due to the combined effect of various discrete items, partially offset by an increasing proportion of profits that were foreign-derived in 2013, and generally taxed at lower rates than the Company's combined federal and state tax rates in the United States. The increase in the Company's effective tax rate for the year ended December 31, 2012 compared to 2011 is primarily due to the impact of the IRS Agreement, discussed above, which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter during 2011, partially offset by benefits from favorable tax settlements in 2012 and higher taxes associated with the Finint and Costa remeasurement gains during 2011 (see Note 4). The Company continues to benefit from a significant proportion of its profits being foreign-derived, and generally taxed at lower rates than its combined federal and state tax rates in the United States. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
The Company's provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$86.1	$117.2	$36.2
State and local	8.1	(2.5)	0.6
Foreign	73.6	63.4	51.2
Total current taxes	167.8	178.1	88.0
Deferred:
Federal	2.2	(24.7)	41.9
State and local	(11.8)	(12.3)	3.9
Foreign	(29.7)	1.8	(24.6)
Total deferred taxes	(39.3)	(35.2)	21.2
	$128.5	$142.9	$109.2

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2013	2012
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$57.0	$65.7
Pension obligations	25.6	36.7
Tax attribute carryovers	22.3	14.7
Other	26.6	25.3
Valuation allowance	(16.4)	(13.0)
Total deferred tax assets	115.1	129.4
Deferred tax liabilities related to:
Intangibles, property and equipment	434.3	481.5
Total deferred tax liabilities	434.3	481.5
Net deferred tax liability	$319.2	$352.1
The valuation allowance relates primarily to the Company's ability to recognize tax benefits associated with certain foreign net operating losses, which are included in "Tax attribute carryovers" in the table above. The recognition of these benefits is dependent upon the future taxable income in such foreign jurisdictions.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2013, the total amount of tax contingency reserves was $125.5 million, including accrued interest and penalties, net of related items. The Company's tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company's income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company's consolidated financial statements in future periods and could impact operating cash flows.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2013	2012
Balance as of January 1,	$103.2	$123.7
Increases - positions taken in current period (a)	18.5	13.1
Increases - positions taken in prior periods (b)	15.6	—
Decreases - positions taken in prior periods	(8.7)	(6.1)
Decreases - settlements with taxing authorities	(4.1)	(24.1)
Decreases - lapse of applicable statute of limitations	(7.0)	(3.4)
Balance as of December 31,	$117.5	$103.2
____________

(a)	Includes recurring accruals for issues which initially arose in previous periods.

(b)	Changes to positions taken in prior periods relate to changes in estimates used to calculate prior period unrecognized tax benefits.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $108.9 million and $93.5 million as of December 31, 2013 and 2012, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Consolidated Balance Sheets. The Company recognized $(1.8) million, $0.5 million and $(4.0) million in interest and penalties during the years ended December 31, 2013, 2012 and 2011, respectively. The Company has accrued $17.7 million and $20.0 million for the payment of interest and penalties as of December 31, 2013 and 2012, respectively.

The unrecognized tax benefits accrual as of December 31, 2013 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $55 million during the next 12 months in connection with various matters which may be resolved.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003. As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $92.4 million have been made as of December 31, 2013. These payments were made during 2012. The Company expects to pay the remaining amount in 2014 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.

As of December 31, 2013, no provision had been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.0 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Tax Allocation Agreement with First Data

The Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the Company, subsequent adjustments may occur that may impact the Company's financial condition or results of operations.

Also under the tax allocation agreement, with respect to taxes and other liabilities that result from a final determination that is inconsistent with the anticipated tax consequences of the Spin-off (as set forth in the private letter ruling and relevant tax opinion) ("Spin-off Related Taxes"), the Company will be liable to First Data for any such Spin-off Related Taxes attributable solely to actions taken by or with respect to the Company. In addition, the Company will also be liable for half of any Spin-off Related Taxes (i) that would not have been imposed but for the existence of both an action by the Company and an action by First Data or (ii) where the Company and First Data each take actions that, standing alone, would have resulted in the imposition of such Spin-off Related Taxes. The Company may be similarly liable if it breaches certain representations or covenants set forth in the tax allocation agreement. If the Company is required to indemnify First Data for taxes incurred as a result of the Spin-off being taxable to First Data, it likely would have a material adverse effect on the Company's business, financial condition and results of operations. First Data generally will be liable for all Spin-off Related Taxes, other than those described above.

11. Employee Benefit Plans

Defined Contribution Plans

The Western Union Company Incentive Savings Plan (the "401(k)") covers eligible employees on the United States payroll of the Company. Employees who make voluntary contributions to this plan receive up to a 4% Company matching contribution. All matching contributions are immediately vested.

The Company administers more than 25 defined contribution plans in various countries globally on behalf of approximately 1,700 employee participants as of December 31, 2013. Such plans have vesting and employer contribution provisions that vary by country.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k).

The aggregate amount charged to expense in connection with all of the above plans was $16.9 million, $15.3 million and $12.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Benefit Plan

The Company has one frozen defined benefit pension plan (the "Plan") for which it had a recorded unfunded pension obligation of $70.4 million and $102.1 million as of December 31, 2013 and 2012, respectively, included in "Other liabilities" in the Consolidated Balance Sheets. The Company made contributions of $15.7 million and $25.0 million to the Plan in the years ended December 31, 2013 and 2012, respectively, including discretionary contributions of $5 million for the year ended December 31, 2012. The Company will be required to fund approximately $13 million to the Plan in 2014.

The Company recognizes the funded status of the Plan in its Consolidated Balance Sheets with a corresponding adjustment to "Accumulated other comprehensive loss," net of tax.

The following table provides a reconciliation of the changes in the Plan's projected benefit obligation, fair value of assets and the funded status (in millions):

	2013	2012
Change in projected benefit obligation:
Projected benefit obligation as of January 1,	$418.8	$414.4
Interest cost	12.1	14.7
Actuarial (gain)/loss	(25.4)	30.2
Benefits paid	(39.3)	(40.5)
Projected benefit obligation as of December 31,	$366.2	$418.8
Change in plan assets:
Fair value of plan assets as of January 1,	$316.7	$301.7
Actual return on plan assets	2.7	30.5
Benefits paid	(39.3)	(40.5)
Company contributions	15.7	25.0
Fair value of plan assets as of December 31,	295.8	316.7
Funded status of the Plan as of December 31,	$(70.4)	$(102.1)
Accumulated benefit obligation as of December 31,	$366.2	$418.8

Differences in expected returns on plan assets estimated at the beginning of the year versus actual returns, and assumptions used to estimate the beginning of year projected benefit obligation versus the end of year obligation (principally discount rate and mortality assumptions) are, on a combined basis, considered actuarial gains and losses. Such actuarial gains and losses are recognized as a component of "Comprehensive income" and amortized to income over the average remaining life expectancy of the plan participants. Included in "Accumulated other comprehensive loss" as of December 31, 2013 is $10.4 million ($6.6 million, net of tax) of actuarial losses that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2014.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	2013	2012
Accrued benefit liability	$(70.4)	$(102.1)
Accumulated other comprehensive loss (pre-tax)	187.0	206.8
Net amount recognized	$116.6	$104.7

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Year Ended December 31,
	2013	2012	2011
Interest cost	$12.1	$14.7	$17.9
Expected return on plan assets	(20.7)	(20.8)	(21.3)
Amortization of actuarial loss	12.4	10.5	8.1
Net periodic benefit cost	$3.8	$4.4	$4.7

The accrued loss related to the pension liability included in "Accumulated other comprehensive loss", net of tax, decreased$11.4 million in 2013 and increased $7.7 million and $12.5 million in 2012 and 2011, respectively.

The rate assumptions used in the measurement of the Company's benefit obligation were as follows:

	2013	2012
Discount rate	3.91%	3.03%

The rate assumptions used in the measurement of the Company's net cost were as follows:

	2013	2012	2011
Discount rate	3.03%	3.72%	4.69%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

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

The estimated undiscounted future benefit payments are expected to be $37.9 million in 2014, $36.3 million in 2015, $34.9 million in 2016, $33.2 million in 2017, $31.6 million in 2018 and $132.3 million in 2019 through 2023.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension plan asset allocation as of December 31, 2013 and 2012, and target allocations based on investment policies, were as follows:

	Percentage of Plan Assets as of Measurement Date
Asset Class	2013	2012
Equity investments	18%	16%
Debt securities	59%	62%
Alternative investments	23%	22%

Target Allocation
Equity investments	15%
Debt securities	60%
Alternative investments	25%

The Plan's assets are managed in a third-party Trust. The investment policy and allocation of the assets in the Trust are overseen by the Company's Investment Council. The Company employs a total return investment approach whereby a mix of equity, fixed income, and alternative investments are used in an effort to maximize the long-term return of plan assets. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity, fixed-income, and alternative investments (e.g. hedge funds, royalty rights and private equity funds). Furthermore, equity investments are diversified across United States and non-United States stocks, as well as securities deemed to be growth, value, and small and large capitalizations. Alternative investments, the majority of which are hedge funds, are used in an effort to enhance long-term returns while improving portfolio diversification. Hedge fund strategy types include, but are not limited to: relative value, equity long-short, commodities/currencies, multi-strategy, event driven, and global-macro. The Plan holds derivative contracts directly which consist of interest rate swap agreements, under which the Plan is committed to pay a short-term LIBOR-based variable interest rate in exchange for a fixed interest rate based on five and ten-year maturities. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan's exposure to interest rate volatility and to provide an additional source of return. Cash held by the Plan is used to satisfy margin requirements on the derivatives. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect investments of the Trust that were measured and carried at fair value (in millions). For information on how the Company measures fair value, refer to Note 2.

December 31, 2013	Fair Value Measurement Using			Total Assets
Asset Class	Level 1	Level 2	Level 3	at Fair Value
Equity investments:
Domestic	$26.2	$—	$—	$26.2
International (a)	1.5	26.5	—	28.0
Debt securities:
Corporate debt (b)	—	127.3	—	127.3
U.S. treasury bonds	36.8	—	—	36.8
State and municipal debt securities	—	3.9	—	3.9
Other	—	4.4	—	4.4
Alternative investments:
Hedge funds (c)	—	42.4	—	42.4
Royalty rights and private equity (d)	—	—	25.9	25.9
Total investments of the Trust at fair value	$64.5	$204.5	$25.9	$294.9
Other assets				0.9
Total investments of the Trust	$64.5	$204.5	$25.9	$295.8

December 31, 2012	Fair Value Measurement Using			Total Assets
Asset Class	Level 1	Level 2	Level 3	at Fair Value
Equity investments:
Domestic	$24.2	$—	$—	$24.2
International (a)	1.4	25.0	—	26.4
Debt securities:
Corporate debt (b)	—	131.4	—	131.4
U.S. treasury bonds	52.3	—	—	52.3
State and municipal debt securities	—	4.4	—	4.4
Other	—	3.1	—	3.1
Alternative investments:
Hedge funds	—	44.7	—	44.7
Royalty rights and private equity (d)	—	—	23.8	23.8
Total investments of the Trust at fair value	$77.9	$208.6	$23.8	$310.3
Other assets				6.4
Total investments of the Trust	$77.9	$208.6	$23.8	$316.7
____________

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Funds included herein have redemption frequencies of daily to monthly, with redemption notice periods of one to ten business days.
(b)	Substantially all corporate debt securities are investment grade securities.
(c)
Hedge funds generally hold liquid and readily priceable securities, such as public equities, exchange-traded derivatives, and corporate bonds. Hedge funds themselves do not have readily available market quotations, and therefore are valued using the Net Asset Value ("NAV") per share provided by the investment sponsor or third party administrator. Funds investing in diverse hedge fund strategies (primarily commingled funds) had the following composition of underlying hedge fund investments within the pension plan at December 31, 2013: relative value (24%), equity long/short (21%), commodities/currencies (20%), multi-strategy (13%), event driven (12%), and global-macro (10%). As of December 31, 2013, funds included herein had redemption frequencies of monthly to quarterly, with redemption notice periods of three to 60 days.

(d)
Diversified investments in royalty rights related to the sale of pharmaceutical products by third parties. Also included are private equity funds with a focus on venture capital. These investments are illiquid, with investment distributions expected to be received over the lives of the funds, which are uncertain but based on the voting rights of investors and the maturities of the underlying investments.

The maturities of debt securities as of December 31, 2013 range from less than one year to approximately 32 years with a weighted-average maturity of 14 years.

The following tables provide summaries of changes in the fair value of the Trust's Level 3 financial assets (in millions):

	Royalty Rights	Private Equity	Total
Balance, January 1, 2012	$11.4	$2.2	$13.6
Actual return on plan assets:
Relating to assets still held as of the reporting date	1.6	0.1	1.7
Relating to assets sold during the year	0.8	(0.1)	0.7
Net purchases and sales	7.6	0.2	7.8
Balance, December 31, 2012	$21.4	$2.4	$23.8
Actual return on plan assets:
Relating to assets still held as of the reporting date	2.3	0.3	2.6
Relating to assets sold during the year	1.6	0.1	1.7
Net purchases and sales	(2.0)	(0.2)	(2.2)
Balance, December 31, 2013	$23.3	$2.6	$25.9

Royalty rights are held through investment funds. These investments are priority interests in contractual royalty revenue derived from the sale of pharmaceutical products that entitle the investment fund to receive a portion of revenue from the patent-protected product. The fair value of the Company's investment in royalty rights is estimated using consensus sales estimates for the pharmaceutical products obtained from third-party experts, which are multiplied by the contractual royalty rate, and then discounted by an interest rate based off the estimated weighted average cost of capital of the pharmaceutical sector (approximately 10%).

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Operating Lease Commitments

The Company leases certain real properties for use as customer service centers and administrative and sales offices. The Company also leases automobiles and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $54.1 million, $53.9 million and $44.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the minimum aggregate rental commitments under all non-cancelable operating leases were as follows (in millions):

Year Ending December 31,
2014	$44.0
2015	36.5
2016	28.1
2017	21.6
2018	15.9
Thereafter	15.0
Total future minimum lease payments	$161.1

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

Unrealized gains and losses on investment securities that are available for sale, primarily state and municipal debt securities, are included in "Accumulated other comprehensive loss" until the investment is either sold or deemed other-than-temporarily impaired. See Note 7 for further discussion.

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss." Generally, amounts are recognized in income when the related forecasted transaction affects earnings. See Note 14 for further discussion.

The assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in the foreign country currency compared to the United States dollar. These gains and losses are accumulated in comprehensive income. When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from "Accumulated other comprehensive loss" and is recognized as a component of the gain or loss on the sale of the subsidiary.

The defined benefit pension plan liability adjustment is recognized for the difference between estimated assumptions (e.g., asset returns, discount rates, mortality) and actual results. The amount in "Accumulated other comprehensive loss" is amortized to income over the remaining life expectancy of the plan participants. Details of the pension plan's assets and obligations are explained further in Note 11.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Unrealized gains on investment securities, beginning of period	$7.7	$4.9	$3.1
Unrealized gains/(losses)	(0.1)	9.9	9.7
Tax (expense)/benefit	0.1	(3.7)	(3.6)
Reclassification of gains into "Other revenues"	(5.8)	(5.5)	(6.9)
Tax expense related to reclassifications	2.2	2.1	2.6
Net unrealized gains/(losses) on investment securities	(3.6)	2.8	1.8
Unrealized gains on investment securities, end of period	$4.1	$7.7	$4.9

Unrealized gains/(losses) on hedging activities, beginning of period	$(21.9)	$5.1	$(21.9)
Unrealized losses	(3.1)	(20.1)	(5.2)
Tax (expense)/benefit	(1.7)	3.1	5.6
Reclassification of (gains)/losses into "Transaction fees"	(7.6)	(10.3)	23.3
Reclassification of (gains)/losses into "Foreign exchange revenues"	(2.8)	(3.1)	7.0
Reclassification of losses into "Interest expense"	3.6	3.6	2.7
Tax expense/(benefit) related to reclassifications	0.5	(0.2)	(6.4)
Net unrealized gains/(losses) on hedging activities	(11.1)	(27.0)	27.0
Unrealized gains/(losses) on hedging activities, end of period	$(33.0)	$(21.9)	$5.1

Foreign currency translation adjustments, beginning of period	$(8.5)	$(6.3)	$(4.3)
Foreign currency translation adjustments	(17.7)	(4.6)	(3.7)
Tax benefit	4.6	2.4	1.7
Net foreign currency translation adjustments	(13.1)	(2.2)	(2.0)
Foreign currency translation adjustments, end of period	$(21.6)	$(8.5)	$(6.3)

Defined benefit pension plan adjustments, beginning of period	$(129.9)	$(122.2)	$(109.7)
Unrealized gains/(losses)	7.4	(20.5)	(28.4)
Tax (expense)/benefit	(3.9)	6.2	10.9
Reclassification of losses into "Cost of services"	12.4	10.5	8.1
Tax benefit related to reclassifications and other	(4.5)	(3.9)	(3.1)
Net defined benefit pension plan adjustments	11.4	(7.7)	(12.5)
Defined benefit pension plan adjustments, end of period	$(118.5)	$(129.9)	$(122.2)
Accumulated other comprehensive loss, end of period	$(169.0)	$(152.6)	$(118.5)

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2013, 2012 and 2011 were $277.2 million, $254.2 million and $194.2 million, respectively. Dividends per share declared quarterly by the Company's Board of Directors during the years ended 2013, 2012 and 2011 were as follows:

Year	Q1	Q2	Q3	Q4
2013	$0.125	$0.125	$0.125	$0.125
2012	$0.10	$0.10	$0.10	$0.125
2011	$0.07	$0.08	$0.08	$0.08

On February 21, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share payable on March 31, 2014.

Share Repurchases

During the years ended December 31, 2013, 2012 and 2011, 25.7 million, 51.0 million and 40.3 million shares, respectively, have been repurchased for $393.6 million, $771.9 million and $800.0 million, respectively, excluding commissions, at an average cost of $15.29, $15.12 and $19.83 per share, respectively.

On February 11, 2014, the Board of Directors authorized $500 million of common stock repurchases through June 30, 2015.

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

The Company executes derivatives with established financial institutions, with the substantial majority of these financial institutions having credit ratings of "A-" or better from a major credit rating agency. The Company also writes Business Solutions derivatives mostly with small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action (including termination of contracts) when doubt arises about the counterparties' ability to perform. The Company's hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2013, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Consolidated Statements of Income.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also uses short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations on settlement assets and obligations between initiation and settlement. In addition, forward contracts, typically with maturities of less than one year at inception, are utilized to offset foreign exchange rate fluctuations on certain foreign currency denominated cash and other asset positions. None of these contracts are designated as accounting hedges.
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2013 were as follows (in millions):

Contracts not designated as hedges:
Euro	$237.4
Canadian dollar	98.0
British pound	52.0
Australian dollar	36.6
Other (a)	157.0
Contracts designated as hedges:
Euro	$392.8
Canadian dollar	125.3
British pound	85.5
Swiss franc	43.7
Australian dollar	39.2
Other	49.7
____________________

(a)	Comprised of exposures to 15 different currencies. None of these individual currency exposures is greater than $25 million.

Foreign Currency — Business Solutions

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency Business Solutions payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $355.5 million, $332.0 million, and $154.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of December 31, 2013 were approximately $5.8 billion. The significant majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and the Australian dollar.

Interest Rate Hedging — Corporate

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within "Borrowings" in the Consolidated Balance Sheets and "Interest expense" in the Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed-rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed-rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

The Company held interest rate swaps in an aggregate notional amount of $1,550.0 million and $800.0 million as of December 31, 2013 and 2012, respectively. Of this aggregate notional amount held at December 31, 2013, $500.0 million related to notes due in 2014, $250.0 million related to notes due in 2015, $500.0 million related to notes due in 2017, and $300.0 million related to notes due in 2018.

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$11.4	$13.1	Other liabilities	$7.8	$—
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	11.1	10.8	Other liabilities	27.7	17.6
Total		$22.5	$23.9		$35.5	$17.6
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$201.2	$71.9	Other liabilities	$186.2	$66.5
Foreign currency — Consumer-to-Consumer	Other assets	0.6	1.0	Other liabilities	1.7	2.0
Total		$201.8	$72.9		$187.9	$68.5
Total derivatives		$224.3	$96.8		$223.4	$86.1
The following table summarizes the net fair value of derivatives held as of December 31, 2013 and their expected maturities (in millions):

	Total	2014	2015	2016	2017	2018	Thereafter
Foreign currency cash flow hedges — Consumer-to-Consumer	$(16.6)	$(11.5)	$(5.1)	$—	$—	$—	$—
Foreign currency undesignated hedges — Consumer-to-Consumer	(1.1)	(1.1)	—	—	—	—	—
Foreign currency undesignated hedges — Business Solutions	15.0	15.0	—	—	—	—	—
Interest rate fair value hedges — Corporate	3.6	11.2	—	—	(2.7)	(4.9)	—
Total	$0.9	$13.6	$(5.1)	$—	$(2.7)	$(4.9)	$—

The fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable have been netted in the following tables to present the Company's net exposure with these counterparties. The Company's rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty's default, a change in control, or other conditions.
In addition, certain of the Company's other agreements include netting provisions, the enforceability of which may vary from jurisdiction to jurisdiction and depending on the circumstances. Due to the uncertainty related to the enforceability of these provisions, the derivative balances associated with these agreements are included within "Derivatives that are not or may not be subject to master netting arrangement or similar agreement" in the following tables. In certain circumstances, the Company may require its Business Solutions customers to maintain collateral balances which may mitigate the risk associated with potential customer defaults.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2013 and December 31, 2012 (in millions):

Offsetting of Derivative Assets

December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$118.4	$—	$118.4	$(93.3)	$25.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	105.9
Total	$224.3

December 31, 2012
Derivatives subject to a master netting arrangement or similar agreement	$39.1	$—	$39.1	$(19.6)	$19.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	57.7
Total	$96.8
Offsetting of Derivative Liabilities

December 31, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$146.1	$—	$146.1	$(93.3)	$52.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	77.3
Total	$223.4

December 31, 2012
Derivatives subject to a master netting arrangement or similar agreement	$30.5	$—	$30.5	$(19.6)	$10.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	55.6
Total	$86.1

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2013, 2012 and 2011 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives					Gain/(Loss) Recognized in Income on Related Hedged Item (a)				Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount				Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		2013	2012	2011	Hedged Item		2013	2012	2011		2013	2012	2011
Interest rate contracts	Interest expense	$(8.5)	$3.9	$11.8	Fixed-rate debt	Interest expense	$19.3	$3.7	$12.6	Interest expense	$—	$—	$—
Total gain/(loss)		$(8.5)	$3.9	$11.8			$19.3	$3.7	$12.6		$—	$—	$—
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized			Gain/(Loss) Reclassified				Gain/(Loss) Recognized in Income on
	in OCI on Derivatives			from Accumulated OCI into Income				Derivatives (Ineffective Portion and Amount
	(Effective Portion)			(Effective Portion)				Excluded from Effectiveness Testing) (b)
	Amount			Income Statement Location	Amount			Income Statement Location	Amount
Derivatives	2013	2012	2011		2013	2012	2011		2013	2012	2011
Foreign currency contracts	$(3.1)	$(20.1)	$16.4	Revenue	$10.4	$13.4	$(30.3)	Derivative gains/(losses), net	$(0.4)	$(0.1)	$(10.2)
Interest rate contracts (c)	—	—	(21.6)	Interest expense	(3.6)	(3.6)	(2.7)	Interest expense	—	—	—
Total gain/(loss)	$(3.1)	$(20.1)	$(5.2)		$6.8	$9.8	$(33.0)		$(0.4)	$(0.1)	$(10.2)
Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
Derivatives		2013	2012	2011
Foreign currency contracts (e)	Selling, general and administrative	$(3.7)	$(10.6)	$5.9
Foreign currency contracts (f)	Derivative gains/(losses), net	(0.9)	0.6	21.9
Total gain/(loss)		$(4.6)	$(10.0)	$27.8
 ____________________

(a)
The 2013 gain of $19.3 million was comprised of a gain in value on the debt of $8.5 million and amortization of hedge accounting adjustments of $10.8 million. The 2012 gain of $3.7 million was comprised of a loss in value on the debt of $(3.9) million and amortization of hedge accounting adjustments of $7.6 million. The 2011 gain of $12.6 million was comprised of a loss in value on the debt of $(11.8) million and amortization of hedge accounting adjustments of $24.4 million.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(c)
The Company uses derivatives to hedge the forecasted issuance of fixed-rate debt and records the effective portion of the derivative's fair value in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. These amounts are reclassified to "Interest expense" in the Consolidated Statements of Income over the life of the related notes.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above, were $(5.4) million, $7.8 million and $(20.5) million for the years ended 2013, 2012 and 2011, respectively.

(f)
The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract. Additionally, in the year ended December 31, 2011, the Company entered into derivative contracts, consisting of foreign currency forward contracts with maturities of less than one year, to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition, and recorded a net gain of $20.8 million in "Derivatives gains/(losses), net."

An accumulated other comprehensive pre-tax loss of $11.4 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2013. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Consolidated Statements of Income within the next 12 months as of December 31, 2013. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Due in less than one year:
Floating rate notes (a)	$—	$300.0
6.500% notes (effective rate of 5.7%) due 2014 (b)	500.0	500.0
Due in greater than one year (b):
Floating rate notes due 2015 (c)	250.0	—
2.375% notes due 2015 (d)	250.0	250.0
5.930% notes due 2016 (d)	1,000.0	1,000.0
2.875% notes (effective rate of 2.0%) due 2017 (b)	500.0	500.0
3.650% notes due 2018 (d)	400.0	400.0
3.350% notes (effective rate of 3.4%) due 2019 (e)	250.0	—
5.253% notes due 2020 (d)	324.9	324.9
6.200% notes due 2036 (d)	500.0	500.0
6.200% notes due 2040 (d)	250.0	250.0
Other borrowings	5.7	5.8
Total borrowings at par value	4,230.6	4,030.7
Fair value hedge accounting adjustments, net (b)	0.9	20.2
Unamortized discount, net	(18.5)	(21.7)
Total borrowings at carrying value (f)	$4,213.0	$4,029.2
____________________

(a)
The floating rate notes due in March 2013 were repaid using the Company's cash, including cash generated from operations and proceeds from the Company's issuance of the fixed rate notes due 2015 and 2017.

(b)
The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in "Interest expense" in the Consolidated Statements of Income over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.

(c)
On August 22, 2013, the Company issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015 ("2015 Floating Rate Notes"). Interest is payable quarterly at a per annum rate equal to three-month LIBOR plus 1.0% (1.2% at December 31, 2013) and is reset quarterly. See below for additional detail relating to the debt issuance.

(d)	The difference between the stated interest rate and the effective interest rate is not significant.

(e)
On November 22, 2013, the Company issued $250.0 million of aggregate principal amount of 3.350% unsecured fixed rate notes due 2019 ("2019 Notes"). The interest rate on the 2019 Notes may be adjusted under certain circumstances as described below.

(f)	As of December 31, 2013, the Company’s weighted-average effective rate on total borrowings was approximately 4.6%.

The Company’s maturities of borrowings at par value as of December 31, 2013 are $500.0 million in 2014, $500.0 million in 2015, $1.0 billion in 2016, $500.0 million in 2017, $400.0 million in 2018, and approximately $1.3 billion thereafter.

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility in excess of $150 million. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. The Company had no commercial paper borrowings outstanding as of December 31, 2013 and 2012. During the year ended December 31, 2012, the average commercial paper balance outstanding was $161.3 million and the maximum balance outstanding was $422.8 million. Proceeds from the Company’s commercial paper borrowings were used for general corporate purposes.

Revolving Credit Facility

On September 23, 2011, the Company entered into a credit agreement which expires January 2017 providing for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility ("Revolving Credit Facility"). The Revolving Credit Facility contains certain covenants that, among other things, limit or restrict the Company’s ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness, subject to certain exceptions. The Company is required to maintain compliance with a consolidated interest coverage ratio covenant. The Revolving Credit Facility supports borrowings under the Company’s $1.5 billion commercial paper program.

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

As of and during the years ended December 31, 2013 and 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

Notes
On November 22, 2013, the Company issued $250.0 million of aggregate principal amount of unsecured notes due May 22, 2019. Interest with respect to the 2019 Notes is payable semi-annually in arrears on May 22 and November 22 of each year, beginning on May 22, 2014, based on the fixed per annum rate of 3.350%. The interest rate payable on the 2019 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2019 Notes be increased by more than 2.00% above 3.350% per annum. The interest rate payable on the 2019 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.350% per annum. The 2019 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company's and certain of its subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. The Company may redeem the 2019 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.
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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 10, 2012, the Company issued $250.0 million and $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2015 ("2015 Fixed Rate Notes") and December 10, 2017 ("2017 Notes"), respectively. Interest with respect to the 2015 Fixed Rate Notes and 2017 Notes is payable semi-annually in arrears on June 10 and December 10 of each year, currently based on the per annum rates of 2.375% and 2.875%, respectively. The interest rates payable on the 2015 Fixed Rate Notes and 2017 Notes will be increased if the debt rating assigned to such notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on either the 2015 Fixed Rate Notes or 2017 Notes be increased by more than 2.00% above 2.375% and 2.875% per annum, respectively. The interest rates on the 2015 Fixed Rate Notes and 2017 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.375% and 2.875% per annum. The 2015 Fixed Rate Notes and 2017 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company’s and certain of its subsidiaries’ ability to incur certain types of security interests, or enter into sale and leaseback transactions. The Company may redeem the 2015 Fixed Rate Notes and 2017 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 and 40 basis points, respectively.

On August 22, 2011, the Company issued $400.0 million of aggregate principal amount of unsecured notes due August 22, 2018 ("2018 Notes"). Interest with respect to the 2018 Notes is payable semi-annually in arrears on February 22 and August 22 of each year, based on the fixed per annum rate of 3.650%. The 2018 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company’s and certain of its subsidiaries’ ability to incur certain types of security interests, or enter into certain sale and leaseback transactions. The Company may redeem the 2018 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 35 basis points.

On March 7, 2011, the Company issued $300.0 million of aggregate principal amount of unsecured floating rate notes due March 7, 2013 ("2013 Notes"). Interest with respect to the 2013 Notes was payable quarterly in arrears on each March 7, June 7, September 7 and December 7, beginning June 7, 2011, at a per annum rate equal to the three-month LIBOR plus 58 basis points (reset quarterly). The 2013 Notes were redeemed upon maturity in March 2013.

On June 21, 2010, the Company issued $250.0 million of aggregate principal amount of unsecured notes due June 21, 2040 ("2040 Notes"). Interest with respect to the 2040 Notes is payable semi-annually on June 21 and December 21 each year based on the fixed per annum rate of 6.200%. The 2040 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2040 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of the 2011 Notes for unsecured notes due April 1, 2020 ("2020 Notes"). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into "Interest expense" over the life of the notes. The 2020 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

The 2020 Notes were originally issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). On October 8, 2010, the Company exchanged the 2020 Notes for notes registered under the Securities Act, pursuant to the terms of a Registration Rights Agreement.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 26, 2009, the Company issued $500.0 million of aggregate principal amount of unsecured notes due February 26, 2014 ("2014 Notes"). Interest with respect to the 2014 Notes is payable semi-annually on February 26 and August 26 each year based on the fixed per annum rate of 6.500%. The 2014 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests or enter into sale and leaseback transactions. The Company may redeem the 2014 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 50 basis points. The Company has the ability to use cash, including cash generated from operations, proceeds from the sale of non-settlement related investments, and the Revolving Credit Facility, and could also access commercial paper and other financing sources to repay this debt obligation.

On November 17, 2006, the Company issued $500.0 million aggregate principal amount of 6.200% Notes due 2036 ("2036 Notes"). Interest with respect to the 2036 Notes is payable semi-annually on May 17 and November 17 each year based on the fixed per annum rate of 6.200%. The 2036 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 25 basis points.

On September 29, 2006, the Company issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016 ("2016 Notes"). Interest on the 2016 Notes is payable semi-annually on April 1 and October 1 each year based on a fixed per annum rate of 5.930%. The 2016 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries) or enter into sale and leaseback transactions. The Company may redeem the 2016 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 20 basis points.

Certain of the Company’s notes (the 2019 Notes, 2015 Floating Rate Notes, 2015 Fixed Rate Notes, 2017 Notes, and 2018 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest.  A change of control triggering event will occur when there is a change of control involving the Company and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by all three major credit rating agencies.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan

The Western Union Company 2006 Long-Term Incentive Plan ("2006 LTIP") provides for the granting of stock options, restricted stock units, unrestricted stock awards and other equity-based awards to employees and others who perform services for the Company. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP, of which 34.0 million shares are available as of December 31, 2013.

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

Restricted stock awards and units granted under the 2006 LTIP typically become 100% vested on the three year anniversary of the grant date, with the exception of restricted stock units granted to retirement eligible employees, which will vest on a prorated basis, upon termination. The fair value of the awards granted is measured based on the fair value of the shares on the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. The related compensation expense is recognized over the requisite service period, which is the same as the vesting period.

The compensation committee of the Company's Board of Directors has also granted the Company's executives and other key employees long-term incentive awards under the 2006 LTIP which consist of approximately two-thirds performance based restricted stock unit awards and approximately one-third stock option awards. The performance based restricted stock units are restricted stock awards. The grant date fair value is fixed and the amount of restricted stock units released depends upon certain financial and strategic performance objectives being met over a two-year period plus an additional vesting period after the two-year performance period. For the 2012 awards, achievement is also limited if certain total shareholder return metrics are not met over a three-year period. The actual number of performance based restricted stock units that the recipients receive ranges from 0% up to 300% of the target number of stock units granted under the LTIP. The performance-based restricted stock units granted in 2013 are restricted stock units, primarily granted to the Company's executives, which require certain financial objectives to be met during 2013 and 2014 plus an additional vesting period and are subject to a payout modifier based on the Company's relative total shareholder return over a three year performance period (2013 through 2015). Additionally, the compensation committee granted non-executive employees of the Company participating in the 2006 LTIP annual equity grants of two-thirds restricted stock units and one-third stock option awards, or all restricted stock units depending on their employment grade level.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan ("2006 Director Plan") provides for the granting of equity-based awards to non-employee directors of the Company. Options granted under the 2006 Director Plan are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and vest immediately. Since options and deferred stock units under this plan vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. Awards under the plan may be settled immediately unless the participant elects to defer the receipt of the common shares under applicable plan rules. A maximum of 1.5 million shares of common stock may be awarded under the 2006 Director Plan. As of December 31, 2013, the Company has awarded 1.2 million options and 0.3 million unrestricted stock units to non-employee directors of the Company. As the shares available to be granted under the 2006 Director Plan were depleted during 2013, the Company started granting options out of the 2006 LTIP to the non-employee directors of the Company, as permitted by the plans. These options have the same vesting and expense terms as non-employee director option grants under the 2006 Director Plan.

Impact of Spin-Off to Stock-Based Awards Granted Under First Data Plans

At the time of the Spin-off, First Data converted stock options, restricted stock awards and restricted stock units (collectively, "Stock-Based Awards") of First Data stock held by Western Union and First Data employees. For Western Union employees, outstanding First Data Stock-Based Awards were converted to new Western Union Stock-Based Awards. For First Data employees, each outstanding First Data Stock-Based Award held prior to the Spin-off was converted into one replacement First Data Stock-Based Award and one Western Union Stock-Based Award. The new Western Union and First Data Stock-Based Awards maintained their pre-conversion aggregate intrinsic values, and, in the case of stock options, their ratio of the exercise price per share to their fair value per share.

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

Stock Option Activity

A summary of Western Union stock option activity for the year ended December 31, 2013 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2013
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1	27.0	$18.46
Granted	4.0	14.02
Exercised	(1.8)	15.86
Cancelled/forfeited	(5.4)	17.86
Outstanding as of December 31	23.8	$18.05	4.4	$19.7
Options exercisable as of December 31	18.1	$18.77	3.1	$8.4

The Company received $28.6 million, $51.9 million and $98.8 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2013, 2012 and 2011, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company realized total tax benefits during the years ended December 31, 2013, 2012 and 2011 from stock option exercises of $1.3 million, $1.2 million and $4.8 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $4.2 million, $5.1 million and $20.6 million, respectively.

Restricted Stock Activity

A summary of Western Union activity for restricted stock units and performance based restricted stock units for the year ended December 31, 2013 is listed below (units in millions):

	Year Ended December 31, 2013
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1	4.8	$17.38
Granted	3.2	13.10
Vested	(1.0)	15.63
Forfeited	(0.7)	15.42
Non-vested as of December 31	6.3	$15.69

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance based restricted stock units and bonus stock units for the years ended December 31, 2013, 2012 and 2011 (in millions, except per share data).

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$(34.5)	$(34.0)	$(31.2)
Income tax benefit from stock-based compensation expense	10.0	10.0	9.8
Net income impact	$(24.5)	$(24.0)	$(21.4)
Earnings per share:
Basic and Diluted	$(0.04)	$(0.04)	$(0.03)

As of December 31, 2013, there was $13.9 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.5 years, and there was $35.2 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance based restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2013	2012	2011
Stock options granted:
Weighted-average risk-free interest rate	1.2%	1.2%	2.5%
Weighted-average dividend yield	3.7%	1.8%	1.4%
Volatility	35.3%	33.2%	31.0%
Expected term (in years)	6.09	6.09	5.80
Weighted-average grant date fair value	$3.20	$4.90	$5.99

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

Expected volatility - For the Company's executives and non-employee directors, the expected volatility for the 2013, 2012 and 2011 grants was 35.3%, 33.2% and 29.7%, respectively. The expected volatility for the Company's non-executive employees was 35.2%, 33.2% and 31.9% for the 2013, 2012 and 2011 grants, respectively. The Company used a blend of implied and historical volatility. The Company's implied volatility was calculated using the market price of traded options on Western Union's common stock and the historical volatility of Western Union stock data. Prior to 2012, the Company's historical volatility represented a blend of Western Union and First Data (prior to the Spin-off) stock data.

Expected term - For 2013 and 2012, Western Union's expected term for all employees was approximately 6 years. For 2011 Western Union's expected term was approximately 5 years for non-executive employees and approximately 7 years for executives and non-employee directors. The Company's expected term of options was based upon, among other things, historical exercises, the vesting term of the Company's options and the options' contractual term of ten years.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company's consolidated financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company's historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the consolidated financial statements of the period in which the change is made. In the future, as more historical data is available to calculate the volatility of Western Union stock and the actual terms Western Union employees hold options, expected volatility and expected term may change which could change the grant-date fair value of future stock option awards and, ultimately, the recorded compensation expense.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company's money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated through websites and account based money transfers. The segment includes five geographic regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities and also includes the Company's online money transfer service conducted through Western Union branded websites ("westernunion.com"). By means of common processes and systems, these regions and westernunion.com create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

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

All businesses that have not been classified in the above segments are reported as "Other" and primarily include the Company's money order, prepaid and other businesses and services.

The Company's reportable segments are reviewed separately below because each reportable segment represents a strategic business unit that offers different products and serves different markets. The business segment measurements provided to, and evaluated by, the Company's CODM are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

•	Costs incurred for the review and closing of acquisitions are included in "Other."

•
The Company incurred restructuring and related expenses of $46.8 million during the year ended December 31, 2011 which were not allocated to the Company's segments. While these items were identifiable to the Company's segments, they were not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on restructuring and related activities, refer to Note 3.

•	All items not included in operating income are excluded from the segments.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company's reportable segment results for the years ended December 31, 2013, 2012 and 2011, respectively (in millions):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Consumer-to-Consumer:
Transaction fees	$3,396.1	$3,545.6	$3,580.2
Foreign exchange revenues	981.3	988.5	983.1
Other revenues	56.2	50.2	45.1
	4,433.6	4,584.3	4,608.4
Consumer-to-Business:
Transaction fees	579.1	573.6	581.8
Foreign exchange and other revenues	29.4	30.3	34.1
	608.5	603.9	615.9
Business Solutions:
Foreign exchange revenues	355.5	332.0	154.6
Transaction fees and other revenues	37.4	35.4	6.5
	392.9	367.4	161.1
Other:
Total revenues	107.0	109.2	106.0
Total consolidated revenues	$5,542.0	$5,664.8	$5,491.4
Operating income/(loss):
Consumer-to-Consumer	$1,030.4	$1,266.9	$1,316.0
Consumer-to-Business	121.9	137.6	146.9
Business Solutions (a)	(27.0)	(54.8)	(9.6)
Other	(17.9)	(19.7)	(21.5)
Total segment operating income	1,107.4	1,330.0	1,431.8
Restructuring and related expenses (Note 3)	—	—	(46.8)
Total consolidated operating income	$1,107.4	$1,330.0	$1,385.0

____________________

(a)
During the years ended December 31, 2013, 2012 and 2011, the Company incurred $19.3 million, $42.8 million and $4.8 million, respectively, of integration expenses related to the acquisition of TGBP. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2013	2012	2011
Assets:
Consumer-to-Consumer	$5,321.9	$4,854.2	$4,644.6
Consumer-to-Business	1,129.9	1,029.6	955.8
Business Solutions	2,256.4	2,012.6	1,906.2
Other	1,413.1	1,569.3	1,563.3
Total assets	$10,121.3	$9,465.7	$9,069.9

Depreciation and amortization:
Consumer-to-Consumer	$179.4	$158.2	$141.0
Consumer-to-Business	15.8	14.7	18.8
Business Solutions	59.6	65.7	26.8
Other	8.0	7.5	4.7
Total segment depreciation and amortization	262.8	246.1	191.3
Restructuring and related expenses (Note 3)	—	—	1.3
Total consolidated depreciation and amortization	$262.8	$246.1	$192.6

Capital expenditures:
Consumer-to-Consumer	$174.0	$219.1	$138.4
Consumer-to-Business	36.9	21.8	13.4
Business Solutions	14.8	16.1	6.7
Other	15.6	11.2	4.0
Total capital expenditures	$241.3	$268.2	$162.5

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Revenue:
United States	$1,523.7	$1,593.1	$1,568.6
International	4,018.3	4,071.7	3,922.8
Total	$5,542.0	$5,664.8	$5,491.4
Long-lived assets:
United States	$156.6	$148.2	$152.1
International	53.3	47.9	46.0
Total	$209.9	$196.1	$198.1

The Consumer-to-Consumer geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, the Company splits the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region. The geographic split of revenue above for the Consumer-to-Business and Business Solutions segments is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of "Property and equipment, net," are presented based upon the location of the assets.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A significant majority of the Company's Consumer-to-Consumer transactions involve at least one non-United States location. Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, each individual agent, Consumer-to-Business, or Business Solutions customer accounted for less than 10% of revenue during these periods.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2013 and 2012 were as follows (in millions, except per share data):

2013 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2013

Revenues	$1,325.4	$1,385.9	$1,408.8	$1,421.9	$5,542.0
Expenses (a) (b)	1,028.5	1,109.1	1,113.5	1,183.5	4,434.6
Operating income	296.9	276.8	295.3	238.4	1,107.4
Other expense, net	46.7	44.6	43.6	45.6	180.5
Income before income taxes	250.2	232.2	251.7	192.8	926.9
Provision for income taxes	38.2	33.6	37.3	19.4	128.5
Net income	$212.0	$198.6	$214.4	$173.4	$798.4
Earnings per share:
Basic	$0.37	$0.36	$0.39	$0.31	$1.43
Diluted	$0.37	$0.36	$0.39	$0.31	$1.43
Weighted-average shares outstanding:
Basic	567.6	555.7	552.1	551.2	556.6
Diluted	569.7	558.3	555.8	555.0	559.7
____________

(a)
Includes $3.9 million in the first quarter, $6.2 million in the second quarter, $3.8 million in the third quarter, and $5.4 million in the fourth quarter of integration expenses related to the acquisition of TGBP.

(b)
Includes $4.2 million in the first quarter, $13.5 million in the second quarter, $6.2 million in the third quarter, and $33.0 million in the fourth quarter of expenses related to productivity and cost-savings initiatives. For more information, see Note 3.

2012 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2012

Revenues	$1,393.4	$1,425.1	$1,421.6	$1,424.7	$5,664.8
Expenses (c) (d)	1,060.9	1,079.2	1,056.0	1,138.7	4,334.8
Operating income	332.5	345.9	365.6	286.0	1,330.0
Other expense, net	42.4	35.8	41.8	41.2	161.2
Income before income taxes	290.1	310.1	323.8	244.8	1,168.8
Provision for income taxes	42.8	38.9	54.3	6.9	142.9
Net income	$247.3	$271.2	$269.5	$237.9	$1,025.9
Earnings per share:
Basic	$0.40	$0.44	$0.45	$0.40	$1.70
Diluted	$0.40	$0.44	$0.45	$0.40	$1.69
Weighted-average shares outstanding:
Basic	619.1	610.9	601.5	588.0	604.9
Diluted	621.9	613.1	604.2	590.2	607.4
____________

(c)
Includes $6.4 million in the first quarter, $14.5 million in the second quarter, $10.3 million in the third quarter, and $11.6 million in the fourth quarter of integration expenses related to the acquisition of TGBP.

(d)	Includes $30.9 million in the fourth quarter of expenses related to productivity and cost-savings initiatives. For more information, see Note 3.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2013 and 2012 and statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2013.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in millions, except per share amounts)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$151.4	$383.7
Property and equipment, net of accumulated depreciation of $17.0 and $14.4, respectively	41.0	33.6
Other assets	160.4	68.4
Investment in subsidiaries	5,534.1	5,420.3
Total assets	$5,886.9	$5,906.0

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$76.8	$79.3
Income taxes payable	76.3	88.3
Payable to subsidiaries, net	413.2	773.5
Borrowings	4,207.3	4,023.4
Other liabilities	8.6	0.9
Total liabilities	4,782.2	4,965.4
Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 548.8 shares and 572.1 shares issued and outstanding as of December 31, 2013 and 2012, respectively	5.5	5.7
Capital surplus	390.9	332.8
Retained earnings	877.3	754.7
Accumulated other comprehensive loss	(169.0)	(152.6)
Total stockholders’ equity	1,104.7	940.6
Total liabilities and stockholders’ equity	$5,886.9	$5,906.0

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Interest income	0.4	0.2	0.1
Interest expense	(195.7)	(178.6)	(181.0)
Other expense	—	—	(0.1)
Loss before equity in earnings of affiliates and income taxes	(195.3)	(178.4)	(181.0)
Equity in earnings of affiliates, net of tax	919.0	1,136.1	1,276.7
Income tax benefit	74.7	68.2	69.7
Net income	798.4	1,025.9	1,165.4
Other comprehensive income/(loss), net of tax	2.2	2.0	(11.7)
Other comprehensive income/(loss) of affiliates, net of tax	(18.6)	(36.1)	26.0
Comprehensive income	$782.0	$991.8	$1,179.7

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net cash provided by operating activities	$689.1	$228.3	$698.1
Cash flows from investing activities
Purchases of property and equipment	(8.5)	(3.3)	(4.2)
Purchases of non-settlement related investments	(100.0)	—	—
Net cash used in investing activities	(108.5)	(3.3)	(4.2)
Cash flows from financing activities
Advances from/(to) subsidiaries, net	(362.2)	679.1	(180.9)
Net proceeds from issuance of borrowings	497.3	742.8	696.3
Principal payments on borrowings	(300.0)	—	(696.3)
Net (repayments of)/proceeds from commercial paper	—	(297.0)	297.0
Proceeds from exercise of options	28.9	53.4	100.0
Cash dividends paid	(277.2)	(254.2)	(194.2)
Common stock repurchased	(399.7)	(766.5)	(803.9)
Net cash provided by/(used in) financing activities	(812.9)	157.6	(782.0)
Net change in cash and cash equivalents	(232.3)	382.6	(88.1)
Cash and cash equivalents at beginning of year	383.7	1.1	89.2
Cash and cash equivalents at end of year	$151.4	$383.7	$1.1

See Notes to Condensed Financial Statements.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The Western Union Company (the "Parent") is a holding company that conducts substantially all of its business operations through its subsidiaries. Under a parent company only presentation, the Parent's investments in its consolidated subsidiaries are presented under the equity method of accounting, and the condensed financial statements do not present the financial statements of the Parent and its subsidiaries on a consolidated basis. These financial statements should be read in conjunction with The Western Union Company's consolidated financial statements.

2.  Restricted Net Assets

Certain assets of the Parent's subsidiaries totaling approximately $335 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent's subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2013, the Parent is in a stockholders' equity position of $1,104.7 million, and as such, the restricted net assets of the Parent's subsidiaries currently exceeds 25% of the consolidated net assets of the Parent and its subsidiaries, thus requiring this Schedule I, "Condensed Financial Information of the Registrant."

3.  Related Party Transactions

On October 1, 2012, the Parent issued a promissory note payable to its 100% owned subsidiary First Financial Management Corporation in the amount of $268.2 million in exchange for funds distributed to the Parent. The promissory note is due on June 30, 2015, bears interest at the fixed rate of 0.23% per annum, and may be repaid at any time without penalty. The promissory note is included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2013 and 2012.

Excess cash generated from operations of the Parent's subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is also included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2013 and 2012. The Parent's subsidiaries periodically distribute excess cash balances to the Parent in the form of a dividend, although the amounts of such dividends may vary from year to year.

The Parent files a consolidated United States federal income tax return, and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent's provision for income taxes has been computed as if it were a separate tax-paying entity.

4.  Commitments and Contingencies

The Parent had $14.4 million in outstanding letters of credit and bank guarantees as of December 31, 2013 with expiration dates through 2014. The letters of credit and bank guarantees are primarily held in connection with credit-related dealings, which include, but are not limited to, derivatives and foreign exchange transactions. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2013, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit are accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management's report on Western Union's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are set forth under Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1—Election of Directors," "Board of Directors Information," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance—Committees of the Board of Directors" of our definitive proxy statement for the 2014 annual meeting of stockholders.

Code of Ethics

The Company's Directors' Code of Conduct, Code of Ethics for Senior Financial Officers, Procedure for Accounting and Auditing Concerns, Professional Conduct Policy for Attorneys, and the Code of Conduct are available without charge through the "Corporate Governance" portion of the Company's website, www.westernunion.com, or by writing to the attention of: Investor Relations, The Western Union Company, 12500 East Belford Avenue, Englewood, Colorado 80112. In the event of an amendment to, or a waiver from, the Company's Code of Ethics for Senior Financial Officers, the Company intends to post such information on its website, www.westernunion.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussion in "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," and "Compensation and Benefits Committee Report" of our definitive proxy statement for the 2014 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in "Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders," and "Equity Compensation Plan Information" of our definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of "Corporate Governance—Independence of Directors" of our definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in "Proposal 3—Ratification of Selection of Auditors" of our definitive proxy statement for the 2014 annual meeting of stockholders.

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

3. The exhibits listed in the "Exhibit Index" attached to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

February 24, 2014	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2014
Hikmet Ersek

/s/ Rajesh K. Agrawal	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)	February 24, 2014
Rajesh K. Agrawal

/s/ Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2014
Amintore T.X. Schenkel

/s/ Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 24, 2014
Jack M. Greenberg

/s/ Dinyar S. Devitre	Director	February 24, 2014
Dinyar S. Devitre

/s/ Richard A. Goodman	Director	February 24, 2014
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 24, 2014
Betsy D. Holden

/s/ Linda Fayne Levinson	Director	February 24, 2014
Linda Fayne Levinson

/s/ Roberto G. Mendoza	Director	February 24, 2014
Roberto G. Mendoza

/s/ Michael A. Miles, Jr.	Director	February 24, 2014
Michael A. Miles, Jr.

/s/ Wulf von Schimmelmann	Director	February 24, 2014
Wulf von Schimmelmann

/s/ Frances Fragos Townsend	Director	February 24, 2014
Frances Fragos Townsend

/s/ Solomon D. Trujillo	Director	February 24, 2014
Solomon D. Trujillo

EXHIBIT INDEX

Exhibit Number	Description

2.1
Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

3.1
Amended and Restated Certificate of Incorporation of The Western Union Company, as filed with the Secretary of State of the State of Delaware on May 30, 2013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference thereto).

3.2
Amended and Restated Bylaws of The Western Union Company, as amended as of May 30, 2013 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference thereto).

4.1
Indenture, dated as of September 29, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.2	Form of 5.930% Note due 2016 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.3	Form of 5.930% Note due 2016 (filed as Exhibit 4.11 to the Company's Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.4
Supplemental Indenture, dated as of September 29, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 2, 2006 and incorporated herein by reference thereto).

4.5
Second Supplemental Indenture, dated as of November 17, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.6
Third Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

4.7
Indenture, dated as of November 17, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.8	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company's Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.9	Form of 6.50% Note due 2014 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 26, 2009 and incorporated herein by reference thereto).

4.10	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 21, 2010 and incorporated herein by reference thereto).

4.11	Form of 5.253% 144A Note due 2020 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 2, 2010 and incorporated herein by reference thereto).

4.12	Form of 5.253% Note due 2020 (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 filed on August 5, 2010 and incorporated herein by reference thereto).

4.13
Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

4.14	Form of 3.650% Note due 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference thereto).

4.15	Form of 2.375% Note due 2015 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 11, 2012 and incorporated herein by reference thereto).

4.16	Form of 2.875% Note due 2017 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 11, 2012 and incorporated herein by reference thereto).

4.17	Form of Floating Rate Note due 2015 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference thereto).

4.18	Form of 3.350% Note due 2019 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference thereto).

10.1
Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.2
Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.3
Transition Services Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.4
Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference thereto).

10.5
Settlement Agreement, dated as of February 11, 2010, by and between Western Union Financial Services, Inc. and the State of Arizona (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2010 and incorporated herein by reference thereto).

10.6
Order Tolling Time Frames and Extending Benefits and Obligations of Settlement Agreement issued June 14, 2013 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2013 and incorporated herein by reference thereto).

10.7
Order Tolling Time Frames and Extending Benefits and Obligations of Settlement Agreement issued October 28, 2013 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2013 and incorporated herein by reference thereto).

10.8
Order Tolling Time Frames and Extending Benefits and Obligations of Settlement Agreement issued December 19, 2013 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference thereto).

10.9
Settlement Agreement Amendment issued January 31, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2014 and incorporated herein by reference thereto).

10.10
Form of Director Indemnification Agreement (filed as Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form 10 (file no. 001-32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.11	The Western Union Company 2006 Long-Term Incentive Plan, as amended and restated on January 31, 2014.*

10.12	The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective January 31, 2014.*

10.13
The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.14
The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective September 15, 2011 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.15
The Western Union Company Senior Executive Annual Incentive Plan, as Amended and Restated Effective February 23, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.16
The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective November 30, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 22, 2013 and incorporated herein by reference thereto).*

10.17
The Western Union Company Grandfathered Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.18
Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.19
Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.20
Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.21
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.22
Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.23
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.24
Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.25
Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.26
Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the 2002 First Data Corporation Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.27
Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the First Data Corporation 1992 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.28
Form of Nonqualified Stock Option Award Agreement for Scott T. Scheirman Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.29	Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.30
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.31
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.32
Form of Performance-Based Restricted Stock Unit Award Notice for Executive Committee Members (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.33
Employment Contract, dated as of November 9, 2009, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.34
Expatriate Letter Agreement, dated as of November 9, 2009, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.35
First Amendment to Employment Contract and Expatriate Letter Agreement, dated as of October 7, 2010, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference thereto).*

10.36
Expatriate Letter Agreement, dated as of January 4, 2012, between Western Union, LLC and Rajesh K. Agrawal (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.37
Expatriate Letter Agreement, dated as of December 12, 2011, between Western Union, LLC and Robin S. Heller (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.38
Credit Agreement, dated as of September 23, 2011, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, in its capacity as the swing line bank, Wells Fargo Bank, National Association, Citibank, N.A. and JPMorgan Chase Bank, N.A., in their respective capacities as issuing lenders, Citibank, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, Bank of America, N.A., Barclays Bank PLC and U.S. Bank National Association, as documentation agents, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2011 and incorporated herein by reference thereto).

10.39	Form of Award Agreement Under The Western Union Company Senior Executive Annual Incentive Plan for 2013.*

10.40
Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.41
Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing Outside of the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.42
Offer Letter, dated as of October 28, 2011, between Western Union, LLC and John Dye (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on February 22, 2013 and incorporated herein by reference thereto).*

10.43
First Amendment to Offer Letter, dated as of November 15, 2011, between Western Union, LLC and John Dye (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 22, 2013 and incorporated herein by reference thereto).*

10.44
Offer Letter, dated as of April 12, 2012, between Western Union, LLC and John "David" Thompson (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on February 22, 2013 and incorporated herein by reference thereto).*

10.45	Form of 2013 Performance-Based Restricted Stock Unit Award Notice for Section 16 Officers (Non-U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.46	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.47	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.48	Separation Agreement dated as of January 16, 2014 and Release between Scott T. Scheirman, Western Union, LLC, and The Western Union Company.*

12	Computation of Ratio of Earnings to Fixed Charges

14
The Western Union Company Code of Ethics for Senior Financial Officers, as Amended and Restated Effective December 9, 2009 (filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).

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