Form 10-Q
period 2014-03-31
Western Union CO
filed 2014-05-01
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Registrant's telephone number, including area code (866) 405-5012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 25, 2014, 538,923,888 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Transaction fees	$987.9	$978.0
Foreign exchange revenues	329.3	312.4
Other revenues	33.6	35.0
Total revenues	1,350.8	1,325.4
Expenses:
Cost of services	797.2	759.4
Selling, general and administrative	281.6	269.1
Total expenses	1,078.8	1,028.5
Operating income	272.0	296.9
Other income/(expense):
Interest income	4.7	0.4
Interest expense	(47.6)	(48.9)
Derivative gains/(losses), net	(0.6)	0.5
Other income/(expense), net	(1.1)	1.3
Total other expense, net	(44.6)	(46.7)
Income before income taxes	227.4	250.2
Provision for income taxes	24.4	38.2
Net income	$203.0	$212.0
Earnings per share:
Basic	$0.37	$0.37
Diluted	$0.37	$0.37
Weighted-average shares outstanding:
Basic	545.9	567.6
Diluted	549.2	569.7
Cash dividends declared per common share	$0.125	$0.125

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Net income	$203.0	$212.0
Other comprehensive income/(loss), net of tax (Note 9):
Unrealized gains/(losses) on investment securities	2.8	(0.9)
Unrealized gains on hedging activities	1.6	20.4
Foreign currency translation adjustments	(7.0)	(3.1)
Defined benefit pension plan adjustments	1.6	2.5
Total other comprehensive income/(loss)	(1.0)	18.9
Comprehensive income	$202.0	$230.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,694.0	$2,073.1
Settlement assets	3,515.9	3,270.4
Property and equipment, net of accumulated depreciation of $438.6 and $428.6, respectively	214.0	209.9
Goodwill	3,170.6	3,172.0
Other intangible assets, net of accumulated amortization of $714.5 and $672.3, respectively	833.5	833.8
Other assets	494.6	562.1
Total assets	$9,922.6	$10,121.3
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$574.4	$638.9
Settlement obligations	3,515.9	3,270.4
Income taxes payable	221.7	216.9
Deferred tax liability, net	307.2	319.2
Borrowings	3,844.1	4,213.0
Other liabilities	391.6	358.2
Total liabilities	8,854.9	9,016.6

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 538.9 shares and 548.8 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	5.4	5.5
Capital surplus	405.2	390.9
Retained earnings	827.1	877.3
Accumulated other comprehensive loss	(170.0)	(169.0)
Total stockholders' equity	1,067.7	1,104.7
Total liabilities and stockholders' equity	$9,922.6	$10,121.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$203.0	$212.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.3	15.4
Amortization	50.9	47.5
Other non-cash items, net	(5.3)	9.3
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(12.0)	(10.4)
Accounts payable and accrued liabilities	(65.1)	(36.1)
Income taxes payable	10.0	7.3
Other liabilities	(1.0)	(7.7)
Net cash provided by operating activities	196.8	237.3
Cash flows from investing activities
Capitalization of contract costs	(16.6)	(11.8)
Capitalization of purchased and developed software	(10.8)	(8.8)
Purchases of property and equipment	(18.2)	(17.3)
Acquisition of business (Note 3)	(10.2)	—
Proceeds from sale of non-settlement related investments	100.2	—
Net cash provided by/(used in) investing activities	44.4	(37.9)
Cash flows from financing activities
Proceeds from exercise of options	3.0	1.7
Cash dividends paid	(67.6)	(70.3)
Common stock repurchased (Note 9)	(185.7)	(190.2)
Net proceeds from commercial paper	130.0	—
Principal payments on borrowings	(500.0)	(300.0)
Net cash used in financing activities	(620.3)	(558.8)
Net change in cash and cash equivalents	(379.1)	(359.4)
Cash and cash equivalents at beginning of period	2,073.1	1,776.5
Cash and cash equivalents at end of period	$1,694.0	$1,417.1
Supplemental cash flow information:
Interest paid	$14.2	$16.0
Income taxes paid (Note 13)	$25.9	$29.6

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

All businesses that have not been classified in the above segments are reported as "Other" and include the Company's money order and other businesses and services, in addition to costs for the review and closing of acquisitions.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of March 31, 2014, the amount of net assets subject to these limitations totaled approximately $315 million.

Various aspects of the Company's services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for the three months ended March 31, 2014.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of March 31, 2014 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

For the three months ended March 31, 2014 and 2013, there were 18.4 million and 25.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended March 31,
	2014	2013
Basic weighted-average shares outstanding	545.9	567.6
Common stock equivalents	3.3	2.1
Diluted weighted-average shares outstanding	549.2	569.7

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.  Acquisitions

During the first quarter of 2014, the Company acquired the Brazilian foreign exchange operations of Fitta DTVM S.A. and Fitta Turismo Ltda. for total consideration of $18.5 million. The Company expects that the acquisition will enable the Company to leverage its existing infrastructure to enter the retail walk-in foreign exchange business in Brazil and accelerate the introduction of additional Western Union products and services.
Of the total consideration noted above, $15.2 million was preliminarily allocated to identifiable intangible assets, the majority of which relate to contractual relationships. The identifiable intangible assets are being amortized over a period of two to ten years with a weighted average life of nine years. The Company recognized $2.7 million of goodwill related to this acquisition. The final purchase price allocation is subject to the final valuation of identifiable intangible assets and other items.
4.  Productivity and Cost-Savings Initiatives Expenses
In the fourth quarter of 2012 and throughout 2013, the Company implemented initiatives to improve productivity and reduce costs. The following table summarizes the activity for the employee termination benefits and other costs related to the productivity and cost-savings initiatives accruals as of and for the three months ended March 31, 2014 (in millions):

	Severance, Outplacement and Related Benefits	Other (a)	Total
Balance, December 31, 2013	$45.4	$1.0	$46.4
Cash payments	(10.0)	(1.0)	(11.0)
Balance, March 31, 2014	$35.4	$—	$35.4
____________________

(a)
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
During the three months ended March 31, 2013, $3.2 million and $0.5 million of expenses related to the productivity and cost-savings initiatives were attributable to the Consumer-to-Consumer and Consumer-to-Business segments, respectively, and $0.5 million was attributable to Other.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.  Fair Value Measurements
Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
March 31, 2014	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$911.5	$—	$911.5
State and municipal variable rate demand notes	—	505.1	—	505.1
Other debt securities	—	10.8	—	10.8
Other assets:
Derivatives	—	251.4	—	251.4
Total assets	$—	$1,678.8	$—	$1,678.8
Liabilities:
Notes and other borrowings	$—	$4,029.5	$—	$4,029.5
Derivatives	—	247.1	—	247.1
Total liabilities	$—	$4,276.6	$—	$4,276.6

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$874.2	$—	$874.2
State and municipal variable rate demand notes	—	865.0	—	865.0
Other debt securities	—	11.3	—	11.3
Other assets:
Short-term bond mutual fund	100.2	—	—	100.2
Derivatives	—	224.3	—	224.3
Total assets	$100.2	$1,974.8	$—	$2,075.0
Liabilities:
Notes and other borrowings	$—	$4,343.2	$—	$4,343.2
Derivatives	—	223.4	—	223.4
Total liabilities	$—	$4,566.6	$—	$4,566.6

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three months ended March 31, 2014, except those associated with acquisitions. The preliminary valuation of assets acquired, as disclosed in Note 3, was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation. No non-recurring fair value adjustments were recorded during the three months ended March 31, 2013.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The aggregate fair value of the Company's borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Condensed Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,844.1 million and $4,213.0 million as of March 31, 2014 and December 31, 2013, respectively (see Note 12).

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $240 million in outstanding letters of credit and bank guarantees as of March 31, 2014. The letters of credit and bank guarantees are primarily held in connection with lease arrangements, certain agent agreements, and in relation to an uncertain tax position. The letters of credit and bank guarantees have expiration dates through 2016, with the majority having a one-year renewal option, except for the bank guarantee related to the uncertain tax position, which will expire upon resolution of this matter. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed the plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, as a defendant. On April 25, 2011, the Company and WUFSI filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. WUFSI also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds, which are included within "Settlement obligations" in the Company's Condensed Consolidated Balance Sheets. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. The United States Court of Appeals for the Tenth Circuit heard oral arguments on March 18, 2014. The settlement requires Western Union to deposit the class members' unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses will be paid. On November 6, 2013, the Attorney General of California notified Western Union of the California Controller’s position that Western Union’s deposit of the unclaimed money transfer funds into the class settlement fund pursuant to the settlement “will not satisfy Western Union’s obligations to report and remit funds” under California’s unclaimed property law, and that “Western Union will remain liable to the State of California” for the funds that would have escheated to California in the absence of the settlement. The State of Pennsylvania and Washington, D.C. have expressed similar views. There is thus reason to believe that these and potentially other jurisdictions may bring actions against the Company seeking reimbursement for amounts equal to the class counsel’s fees, administrative costs and other expenses that are paid from the class settlement fund. If such actions are brought or claims that may otherwise require Western Union to incur additional escheatment-related liabilities are asserted, Western Union would defend itself vigorously.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Amendment also requires WUFSI to make a one-time payment of $250,000, which was paid in March 2014, and thereafter $150,000 per month for five years to fund the activities and expenses of a money transfer transaction data analysis center formed by WUFSI and a Financial Crimes Task Force comprised of federal and state and local law enforcement representatives, including those from the State. In addition, the Amendment requires WUFSI to continue funding the Monitor’s reasonable expenses in $500,000 increments as requested by the Monitor. The Amendment has been amended since January 31, 2014 to allow California, Texas, and New Mexico additional time to decide whether to participate and the nature of their participation in the activities of the transaction data analysis center.

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

On December 10, 2013, the City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer, and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants, and under section 20(a) of the Exchange Act against the individual defendants. Plaintiff alleges that during the alleged class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse facts known to them, including: (1) the Company was experiencing difficulties in complying with its increased duties required by the Southwest Border Agreement and that the State of Arizona was dissatisfied with the Company’s efforts; (2) the Company was spending significantly more than forecast on its efforts to satisfy the compliance and monitoring program; (3) the Company had downplayed the impact that changes in its compliance and regulatory environment were having on its operations, including its operations in Mexico and Latin America; (4) the scope of the Monitor’s review was being expanded to include Western Union Business Solutions, which would increase compliance costs; and (5) the Company’s ability to charge a premium for its core money transfer product was under competitive pressure, which would require drastic price reductions to stem market share losses. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company intends to vigorously defend itself in this matter.

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

7.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended March 31, 2014 and 2013 totaled $15.9 million and $15.2 million, respectively.

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
Settlement assets and obligations consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Settlement assets:
Cash and cash equivalents	$866.2	$538.6
Receivables from selling agents and Business Solutions customers	1,222.3	981.3
Investment securities	1,427.4	1,750.5
	$3,515.9	$3,270.4
Settlement obligations:
Money transfer, money order and payment service payables	$2,558.1	$2,376.6
Payables to agents	957.8	893.8
	$3,515.9	$3,270.4
Investment securities included in "Settlement assets" in the Company's Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2051. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.
In 2013, the Company invested in a short-term bond mutual fund which held a diversified portfolio of fixed income securities. During the first quarter of 2014, the Company sold this investment for $100.2 million, which was also the fair value of this investment as of December 31, 2013. The investment was included in "Other assets" in the Company's Condensed Consolidated Balance Sheets as of December 31, 2013.
The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of March 31, 2014, the majority of the Company's investment securities had credit ratings of "AA-" or better from a major credit rating agency.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during both the three months ended March 31, 2014 and 2013 were $4.6 billion.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

March 31, 2014	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
State and municipal debt securities (a)	$900.7	$911.5	$11.8	$(1.0)	$10.8
State and municipal variable rate demand notes	505.1	505.1	—	—	—
Other debt securities	10.7	10.8	0.1	—	0.1
	$1,416.5	$1,427.4	$11.9	$(1.0)	$10.9

December 31, 2013	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
State and municipal debt securities (a)	$868.1	$874.2	$7.8	$(1.7)	$6.1
State and municipal variable rate demand notes	865.0	865.0	—	—	—
Other debt securities	11.2	11.3	0.1	—	0.1
	$1,744.3	$1,750.5	$7.9	$(1.7)	$6.2
Other assets:
Short-term bond mutual fund	100.0	100.2	0.2	—	0.2
	$1,844.3	$1,850.7	$8.1	$(1.7)	$6.4
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of settlement-related debt securities as of March 31, 2014 (in millions):

Fair Value
Due within 1 year	$199.6
Due after 1 year through 5 years	364.1
Due after 5 years through 10 years	398.6
Due after 10 years	465.1
$1,427.4
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $1.7 million, $40.2 million and $463.2 million, are included in the "Due after 1 year through 5 years," "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. Stockholders' Equity
The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items noted below within the Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
	2014	2013
Unrealized gains on investment securities, beginning of period	$4.1	$7.7
Unrealized gains	7.1	1.5
Tax expense	(2.6)	(0.6)
Reclassification of gains into "Other revenues"	(2.4)	(2.9)
Reclassification of gains into "Interest income"	(0.2)	—
Tax expense related to reclassifications	0.9	1.1
Net unrealized gains/(losses) on investment securities	2.8	(0.9)
Unrealized gains on investment securities, end of period	$6.9	$6.8

Unrealized losses on hedging activities, beginning of period	$(33.0)	$(21.9)
Unrealized gains	2.3	23.8
Tax expense	(1.9)	(3.7)
Reclassification of (gains)/losses into "Transaction fees"	0.1	(0.4)
Reclassification of gains into "Foreign exchange revenues"	—	(0.1)
Reclassification of losses into "Interest expense"	0.9	0.9
Tax expense/(benefit) related to reclassifications	0.2	(0.1)
Net unrealized gains on hedging activities	1.6	20.4
Unrealized losses on hedging activities, end of period	$(31.4)	$(1.5)

Foreign currency translation adjustments, beginning of period	$(21.6)	$(8.5)
Foreign currency translation adjustments	(10.8)	(2.3)
Tax (expense)/benefit	3.8	(0.8)
Net foreign currency translation adjustments	(7.0)	(3.1)
Foreign currency translation adjustments, end of period	$(28.6)	$(11.6)

Defined benefit pension plan adjustments, beginning of period	$(118.5)	$(129.9)
Reclassification of losses into "Cost of services"	2.6	3.1
Tax benefit related to reclassifications and other	(1.0)	(0.6)
Net defined benefit pension plan adjustments	1.6	2.5
Defined benefit pension plan adjustments, end of period	$(116.9)	$(127.4)
Accumulated other comprehensive loss, end of period	$(170.0)	$(133.7)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid
During the first quarter of both 2014 and 2013, the Company's Board of Directors declared quarterly cash dividends of $0.125 per common share, representing $67.6 million and $70.3 million in total dividends, respectively, which were paid on March 31, 2014 and March 29, 2013, respectively.
Share Repurchases
During the three months ended March 31, 2014 and 2013, 10.9 million and 13.3 million shares, respectively, were repurchased for $179.6 million and $189.8 million, respectively, excluding commissions, at an average cost of $16.44 and $14.30 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorization. As of March 31, 2014, $320.4 million remained available under the share repurchase authorization approved by the Company's Board of Directors through June 30, 2015. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization, described earlier, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Employee Benefit Plan
The Company has a frozen defined benefit pension plan (the "Plan") for which it had a recorded unfunded pension obligation of $66.1 million and $70.4 million as of March 31, 2014 and December 31, 2013, respectively, included in "Other liabilities" in the Condensed Consolidated Balance Sheets. The Company is required to fund approximately $13 million to the Plan in 2014, of which approximately $3 million was contributed during the three months ended March 31, 2014.
The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended March 31,
	2014	2013
Interest cost	$3.4	$3.0
Expected return on plan assets	(5.1)	(5.2)
Amortization of actuarial loss	2.6	3.1
Net periodic benefit cost	$0.9	$0.9

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2014, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2014 were as follows (in millions):

Contracts designated as hedges:
Euro	$391.2
Canadian dollar	122.3
British pound	81.5
Swiss franc	43.9
Australian dollar	37.0
Other	77.9
Contracts not designated as hedges:
Euro	$188.2
Canadian dollar	59.4
British pound	37.4
Australian dollar	29.7
Other (a)	143.3
____________________

(a)	Comprised of exposures to 14 different currencies. None of these individual currency exposures is greater than $20 million.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Business Solutions
The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency Business Solutions payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $90.4 million and $84.0 million for the three months ended March 31, 2014 and 2013, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.
The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of March 31, 2014 were approximately $6.5 billion. The significant majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and the Australian dollar.
Interest Rate Hedging — Corporate
The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within "Borrowings" in the Condensed Consolidated Balance Sheets and "Interest expense" in the Condensed Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.
The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed-rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed-rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in "Accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets.
The Company held interest rate swaps in an aggregate notional amount of $1,050.0 million and $1,550.0 million as of March 31, 2014 and December 31, 2013, respectively. Of this aggregate notional amount held at March 31, 2014, $250.0 million related to notes due in 2015, $500.0 million related to notes due in 2017, and $300.0 million related to notes due in 2018.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$2.8	$11.4	Other liabilities	$6.5	$7.8
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	11.0	11.1	Other liabilities	25.4	27.7
Total		$13.8	$22.5		$31.9	$35.5
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$236.5	$201.2	Other liabilities	$213.6	$186.2
Foreign currency — Consumer-to-Consumer	Other assets	1.1	0.6	Other liabilities	1.6	1.7
Total		$237.6	$201.8		$215.2	$187.9
Total derivatives		$251.4	$224.3		$247.1	$223.4
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2014 and December 31, 2013 (in millions):
Offsetting of Derivative Assets

March 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$79.1	$—	$79.1	$(75.2)	$3.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	172.3
Total	$251.4

December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$118.4	$—	$118.4	$(93.3)	$25.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	105.9
Total	$224.3
Offsetting of Derivative Liabilities

March 31, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$176.8	$—	$176.8	$(75.2)	$101.6
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	70.3
Total	$247.1

December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$146.1	$—	$146.1	$(93.3)	$52.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	77.3
Total	$223.4

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three months ended March 31, 2014 and 2013:
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended March 31, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		March 31, 2014	March 31, 2013	Hedged Item		March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013
Interest rate contracts	Interest expense	$3.8	$(0.6)	Fixed-rate debt	Interest expense	$(0.3)	$3.3	Interest expense	$(0.2)	$(0.1)
Total gain/ (loss)		$3.8	$(0.6)			$(0.3)	$3.3		$(0.2)	$(0.1)
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended March 31, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013
Foreign currency contracts	$2.3	$23.8	Revenue	$(0.1)	$0.5	Derivative gains/(losses), net	$(0.6)	$(0.2)
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$2.3	$23.8		$(1.0)	$(0.4)		$(0.6)	$(0.2)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three months ended March 31, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended March 31,
Derivatives		2014	2013
Foreign currency contracts (e)	Selling, general and administrative	$(1.6)	$7.7
Foreign currency contracts (f)	Derivative gains/(losses), net	—	0.7
Total gain/(loss)		$(1.6)	$8.4
 ____________________

(a)
The gain/(loss) of $(0.3) million and $3.3 million in the three months ended March 31, 2014 and 2013, respectively, was comprised of a gain/(loss) in value on the debt of $(3.6) million and $0.6 million, respectively, and amortization of hedge accounting adjustments of $3.3 million and $2.7 million, respectively.

(b)
The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(c)
The Company uses derivatives to hedge the forecasted issuance of fixed-rate debt and records the effective portion of the derivative's fair value in "Accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets. These amounts are reclassified to "Interest expense" in the Condensed Consolidated Statements of Income over the life of the related notes.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income, were $0.8 million and $6.2 million for the three months ended March 31, 2014 and 2013, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax loss of $11.3 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2014. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of March 31, 2014. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.  Borrowings
The Company's outstanding borrowings consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Due in less than one year:
Commercial paper (a)	$130.0	$—
6.500% notes due 2014	—	500.0
Due in greater than one year (b):
Floating rate notes (effective rate of 1.2%) due 2015	250.0	250.0
2.375% notes due 2015 (c)	250.0	250.0
5.930% notes due 2016 (c)	1,000.0	1,000.0
2.875% notes (effective rate of 2.0%) due 2017	500.0	500.0
3.650% notes due 2018 (c)	400.0	400.0
3.350% notes due 2019 (c)	250.0	250.0
5.253% notes due 2020 (c)	324.9	324.9
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Other borrowings	5.7	5.7
Total borrowings at par value	3,860.6	4,230.6
Fair value hedge accounting adjustments, net (b)	1.2	0.9
Unamortized discount, net	(17.7)	(18.5)
Total borrowings at carrying value (d)	$3,844.1	$4,213.0
____________________

(a)
Pursuant to the Company's commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company's Revolving Credit Facility in excess of $150 million. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company's commercial paper borrowings as of March 31, 2014 had a weighted-average annual interest rate of approximately 0.2% and a weighted-average term of approximately 6 days.

(b)
The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in "Interest expense" in the Condensed Consolidated Statements of Income over the life of the related notes, and cause the effective rate of interest to differ from the notes' stated rate.

(c)	The difference between the stated interest rate and the effective interest rate is not significant.

(d)	As of March 31, 2014, the Company's weighted-average effective rate on total borrowings was approximately 4.3%.
The Company's maturities of borrowings at par value as of March 31, 2014 are $130.0 million in 2014, $500.0 million in 2015, $1.0 billion in 2016, $500.0 million in 2017, $400.0 million in 2018, and approximately $1.3 billion thereafter.
The Company's obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.  Income Taxes
The Company's effective tax rates on pre-tax income for the three months ended March 31, 2014 and 2013 were 10.7% and 15.3%, respectively. The decrease in the Company's effective tax rate for the three months ended March 31, 2014 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes. For the year ended December 31, 2013, 103% of the Company's pre-tax income was derived from foreign sources, and the Company currently expects a similar percentage for the year ended December 31, 2014. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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
Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2014 and December 31, 2013 was $114.0 million and $117.5 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $102.9 million and $108.9 million as of March 31, 2014 and December 31, 2013, respectively, excluding interest and penalties.
The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $(0.1) million and $0.7 million in interest and penalties during the three months ended March 31, 2014 and 2013, respectively. The Company has accrued $15.8 million and $17.7 million for the payment of interest and penalties as of March 31, 2014 and December 31, 2013, respectively.
The unrecognized tax benefits accrual as of March 31, 2014 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $57 million during the next 12 months in connection with various matters which may be resolved.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $92.4 million have been made as of March 31, 2014. The Company expects to pay the remaining amount in 2014 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.
As of March 31, 2014, no provision had been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.2 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.  Stock Compensation Plans
For the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $11.3 million and $10.4 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2014, the Company granted 0.9 million options at a weighted-average exercise price of $16.00, 2.5 million restricted stock units at a weighted-average grant date fair value of $14.86, and 0.8 million performance-based restricted stock units (based on targeted performance) at a weighted-average grant date fair value of $13.95.
The restricted stock units granted in 2014 typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of restricted stock units granted to retirement eligible employees, which will vest on a prorated basis, upon termination. Restricted stock units granted prior to 2014 typically become 100% vested on the three year anniversary of the grant date, with the exception of restricted stock units granted to retirement eligible employees, which vest on a prorated basis, upon termination.
The performance-based restricted stock units granted in 2014 are restricted stock units, primarily granted to the Company's executives and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain financial objectives during 2014, 2015 and 2016. The second award consists of performance-based restricted stock units with a market condition tied to the Company's total shareholder return in relation to the S&P 500 index and is calculated over a three-year performance period (2014 through 2016). The actual number of performance-based restricted stock units that the recipients will receive for the 2014 awards will range from 0% up to 150% of the target number of stock units granted based on the actual results relative to the performance and market conditions.
As of March 31, 2014, the Company had 21.7 million outstanding options at a weighted-average exercise price of $18.03, and had 17.6 million options exercisable at a weighted-average exercise price of $18.60. The Company had 8.0 million non-vested restricted stock units at a weighted-average grant date fair value of $14.71 as of March 31, 2014.
The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the three months ended March 31, 2014:

Stock options granted:
Weighted-average risk-free interest rate	1.9%
Weighted-average dividend yield	3.1%
Volatility	33.8%
Expected term (in years)	6.09
Weighted-average grant date fair value	$3.95
All assumptions used to calculate the fair value of Western Union's stock options granted during the three months ended March 31, 2014 were determined on a consistent basis with those assumptions disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.  Segments
As previously described in Note 1, the Company classifies its businesses into three segments: Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding where to allocate resources and in assessing performance.
The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company's money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world, including related transactions that can be initiated through websites and account based money transfers. The segment includes five geographic regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities, and also includes the Company's online money transfer service conducted through Western Union branded websites ("westernunion.com"). By means of common processes and systems, these regions and westernunion.com create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.
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
All businesses that have not been classified in the above segments are reported as "Other" and include the Company's money order and other businesses and services.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues:
Consumer-to-Consumer:
Transaction fees	$825.6	$809.6
Foreign exchange revenues	236.0	225.6
Other revenues	15.9	15.0
	1,077.5	1,050.2
Consumer-to-Business:
Transaction fees	140.7	145.8
Foreign exchange and other revenues	6.5	7.9
	147.2	153.7
Business Solutions:
Foreign exchange revenues	90.4	84.0
Transaction fees and other revenues	9.0	8.8
	99.4	92.8
Other:
Total revenues	26.7	28.7
Total consolidated revenues	$1,350.8	$1,325.4
Operating income/(loss):
Consumer-to-Consumer	$247.0	$267.1
Consumer-to-Business	29.8	37.9
Business Solutions (a)	(3.6)	(6.2)
Other	(1.2)	(1.9)
Total consolidated operating income	$272.0	$296.9
____________________

(a)
During the three months ended March 31, 2013, the Company incurred $3.9 million of integration expenses related to the acquisition of Travelex Global Business Payments ("TGBP"), which was acquired in November 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

THE WESTERN UNION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Item 2.
This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the "Risk Factors" section and throughout the Annual Report on Form 10-K for the year ended December 31, 2013. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: deterioration in consumers' and clients' confidence in our business, or in money transfer and payment service providers generally; changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including those related to interruptions in migration patterns; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole; failure to compete effectively in the money transfer and payment service industry with respect to global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including telecommunications providers, card associations, card-based payment providers, electronic and Internet providers, and digital currencies; the pricing of our services and any pricing reductions, and their impact on consumer demand for our services and our financial results; our ability to adopt technology in response to changing industry and consumer needs or trends; our failure to develop and introduce new services and enhancements, and gain market acceptance of such services; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; our ability to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; interruptions of United States government relations with countries in which we have or are implementing significant business relationships with agents or clients; mergers, acquisitions and integration of acquired businesses and technologies into our Company, including Travelex Global Business Payments, and the failure to realize anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems; decisions to change our business mix; failure to manage credit and fraud risks presented by our agents, clients and consumers or non-performance by our banks, lenders, other financial services providers or insurers; increased costs or loss of business due to difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services; adverse movements and volatility in capital markets and other events which affect our liquidity, the liquidity of our agents or clients, or the value of, or our ability to recover, our investments or amounts payable to us; adverse rating actions by credit rating agencies; our ability to realize the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to attract and retain qualified key employees and to manage our workforce successfully; our ability to protect our brands and our other intellectual property rights; our failure to manage the potential both for patent protection and patent liability in the context of a rapidly developing legal framework for intellectual property protection; changes in tax laws and unfavorable resolution of tax contingencies; cessation of or defects in various services provided to us by third-party vendors; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; and changes in industry standards affecting our business; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents, or their subagents, including related to anti-money laundering regulations, anti-fraud measures, customer due diligence, or agent and subagent due diligence, registration, and monitoring requirements; liabilities or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with compliance with or failure to comply with the settlement agreement with the State of Arizona, as amended; the impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules promulgated there-under, and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities; changes in United States or foreign laws, rules and regulations including the Internal Revenue Code, governmental or judicial interpretations thereof and industry practices and standards, including the impact of the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act; liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments; failure to comply with regulations regarding consumer privacy and data use and security; effects of unclaimed property laws; failure to maintain sufficient amounts or types of regulatory capital to meet the changing requirements of our regulators worldwide; and changes in accounting standards, rules and interpretations; and (iii) other events, such as: adverse tax consequences from our spin-off from First Data Corporation; catastrophic events; and management's ability to identify and manage these and other risks.
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

All businesses that have not been classified in the above segments are reported as "Other" and include our money order and other businesses and services, in addition to costs for the review and closing of acquisitions.

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2014 compared to the same period in 2013. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments were eliminated as of and for the three months ended March 31, 2014.
For the three months ended March 31, 2014 compared to the same period in 2013, consolidated revenue increased primarily due to transaction growth in our Consumer-to-Consumer segment. Operating income declined, despite the increase in revenues, primarily due to higher agent commissions in our Consumer-to-Consumer segment, increased compliance program costs, and higher bank-related fees resulting from changes in funding in our Consumer-to-Business segment, partially offset by benefits from our prior productivity and cost-savings initiatives and decreased integration costs related to the acquisition of Travelex Global Business Payments ("TGBP"). The following table sets forth our results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(in millions, except per share amounts)	2014	2013	% Change
Revenues:
Transaction fees	$987.9	$978.0	1%
Foreign exchange revenues	329.3	312.4	5%
Other revenues	33.6	35.0	(4)%
Total revenues	1,350.8	1,325.4	2%
Expenses:
Cost of services	797.2	759.4	5%
Selling, general and administrative	281.6	269.1	5%
Total expenses	1,078.8	1,028.5	5%
Operating income	272.0	296.9	(8)%
Other income/(expense):
Interest income	4.7	0.4	*
Interest expense	(47.6)	(48.9)	(3)%
Derivative gains/(losses), net	(0.6)	0.5	*
Other income/(expense), net	(1.1)	1.3	*
Total other expense, net	(44.6)	(46.7)	(4)%
Income before income taxes	227.4	250.2	(9)%
Provision for income taxes	24.4	38.2	(36)%
Net income	$203.0	$212.0	(4)%
Earnings per share:
Basic	$0.37	$0.37	0%
Diluted	$0.37	$0.37	0%
Weighted-average shares outstanding:
Basic	545.9	567.6
Diluted	549.2	569.7
____________________

*	Calculation not meaningful

Revenues overview
For the three months ended March 31, 2014 compared to the corresponding period in the prior year, consolidated revenue increased 2%. This increase was primarily due to our Consumer-to-Consumer segment, which experienced transaction growth of 9% that was partially offset by price reductions and geographic and product mix. Additionally, the strengthening of the United States dollar compared to certain foreign currencies negatively impacted consolidated revenue growth by approximately 2%.
Foreign exchange revenues increased, primarily due to increased amounts of cross-border principal sent in our Consumer-to-Consumer segment and growth in our Business Solutions segment.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, have resulted in a reduction to revenues for the three months ended March 31, 2014 of $32.5 million over the same period in the previous year.
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
Cost of services
Cost of services primarily consists of agent commissions, which represented approximately two-thirds of total cost of services for the three months ended March 31, 2014, and generally fluctuate as revenues fluctuate.
Cost of services increased for the three months ended March 31, 2014 compared to the same period in the prior year primarily due to variable costs that increase as revenues and transactions increase, including agent commissions and bank-related fees. Cost of services also increased due to higher agent commission rates in the walk-in services of our Consumer-to-Consumer segment, resulting from the recent renewal of certain strategic agent agreements, and higher bank-related fees resulting from changes in funding in our Consumer-to-Business segment. These increases were partially offset by the strengthening of the United States dollar compared to certain foreign currencies, which resulted in a positive impact on the translation of our expenses, and benefits from our productivity and cost-savings initiatives.
Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended March 31, 2014 compared to the same period in the prior year due to increased compliance program costs (see "Enhanced Regulatory Compliance" described above), partially offset by decreased integration costs related to the acquisition of TGBP on November 7, 2011 and benefits from our productivity and cost-savings initiatives.
Total other expense, net
Total other expense, net was materially consistent during the three months ended March 31, 2014 compared to the corresponding period in the prior year.

Income taxes
Our effective tax rates on pre-tax income were 10.7% and 15.3% for the three months ended March 31, 2014 and 2013, respectively. The decrease in our effective tax rate for the three months ended March 31, 2014 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes. For the year ended December 31, 2013, 103% of our pre-tax income was derived from foreign sources, and we currently expect a similar percentage for the year ended December 31, 2014. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.
We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2014, the total amount of tax contingency reserves was $117.8 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.
Earnings per share
During both the three months ended March 31, 2014 and 2013, both basic and diluted earnings per share were $0.37. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2014 and 2013, there were 18.4 million and 25.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.
Earnings per share was flat for the three months ended March 31, 2014 compared to the same period in the prior year as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

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
The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Consumer-to-Consumer	80%	79%
Consumer-to-Business	11%	12%
Business Solutions	7%	7%
Other	2%	2%
	100%	100%
Consumer-to-Consumer Segment
The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(dollars and transactions in millions)	2014	2013	% Change
Revenues:
Transaction fees	$825.6	$809.6	2%
Foreign exchange revenues	236.0	225.6	5%
Other revenues	15.9	15.0	6%
Total revenues	$1,077.5	$1,050.2	3%
Operating income	$247.0	$267.1	(8)%
Operating income margin	23%	25%
Key indicator:
Consumer-to-Consumer transactions	60.24	55.44	9%

The table below sets forth transaction and revenue changes by geographic region and westernunion.com compared to the corresponding period in the prior year and revenues as a percentage of consolidated revenue for the three months ended March 31, 2014.

Three Months Ended March 31,
Consumer-to-Consumer transaction growth (a):
Europe and CIS	10%
North America	4%
Middle East and Africa	8%
Asia Pacific ("APAC")	8%
Latin America and the Caribbean ("LACA")	6%
westernunion.com	55%
Consumer-to-Consumer revenue growth/(decline) (a):
Europe and CIS	1%
North America	1%
Middle East and Africa	4%
APAC	1%
LACA	(4)%
westernunion.com	45%
Consumer-to-Consumer revenue as a percentage of consolidated revenue (a):
Europe and CIS	21%
North America	19%
Middle East and Africa	16%
APAC	12%
LACA	8%
westernunion.com	4%
__________________

(a)
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

Significant allocations are made in determining the transaction and revenue changes under the regional view in the above table. The geographic split for transactions and revenue is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region. For money transfers initiated through our websites, 100% of the revenue and transactions are attributed to westernunion.com.
Our consumers transferred $20.3 billion in Consumer-to-Consumer principal during the three months ended March 31, 2014, of which $18.3 billion related to cross-border principal. This represented increases of 8% for both Consumer-to-Consumer principal and cross-border principal compared to the corresponding period in the prior year.

Transaction fees and foreign exchange revenues
For the three months ended March 31, 2014 compared to the corresponding period in the prior year, Consumer-to-Consumer money transfer revenue increased 3%, with more than half of this growth contributed by westernunion.com. Revenue increased primarily due to transaction growth of 9% for the overall segment and was partially offset by price reductions, geographic and product mix, and the strengthening of the United States dollar compared to certain foreign currencies. The impact of price reductions was approximately 3% of our Consumer-to-Consumer revenue for the three months ended March 31, 2014. The strengthening of the United States dollar compared to certain foreign currencies negatively impacted revenue growth by 1% for the three months ended March 31, 2014.
All comparisons in the discussion below are for the three months ended March 31, 2014 compared to the corresponding period in the prior year:
Our Europe and CIS region experienced revenue growth of 1% and transaction growth of 10%. Revenue was negatively impacted by price reductions and geographic and product mix, partially offset by the weakening of the United States dollar compared to most other foreign currencies in the region.
Our North America region experienced revenue growth of 1% and transaction growth of 4%. The increase in revenue was primarily due to transaction growth in our Mexico and United States outbound businesses.
Our Middle East and Africa region experienced revenue growth of 4%, driven by revenue growth in Saudi Arabia and the United Arab Emirates, on transaction growth of 8%. The differential between revenue and transaction growth in the region was primarily attributable to price reductions.
Our APAC region experienced revenue growth of 1%, benefitting from revenue growth in Japan and the Philippines, on transaction growth of 8%. The differential between revenue and transaction growth in the region was primarily attributable to the strengthening of the United States dollar compared to most other foreign currencies in the region.
Our LACA region experienced a revenue decline of 4% for the three months ended March 31, 2014 compared to the corresponding period in the prior year, primarily due to the strengthening of the United States dollar compared to the Argentine peso and most other foreign currencies in the region, partially offset by transaction growth of 6%.
Westernunion.com experienced revenue growth of 45% and transaction growth of 55%.
Foreign exchange revenues increased 5% for the three months ended March 31, 2014 compared to the corresponding period in the prior year primarily due to increases in cross-border principal sent of 8%.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, have resulted in a reduction to revenues for the three months ended March 31, 2014 of $12.5 million over the same period in the previous year.
We have made, and expect to continue to make, periodic pricing reductions from time to time in response to competition and other factors. Pricing reductions generally reduce margins and adversely affect financial results in the short term, but are done in anticipation that they will result in increased transaction volumes which may lead to increased revenues and operating income in these certain corridors thereafter.
Operating income
Consumer-to-Consumer operating income declined 8% during the three months ended March 31, 2014 compared to the same period in 2013, primarily due to higher agent commissions, which increase as revenue increases, increases in agent commission rates in our walk-in services due to the recent renewal of certain strategic agent agreements, and increased compliance program costs, partially offset by the revenue increases described above, and benefits from our productivity and cost-savings initiatives. The change in operating margins in the segment is due to these same factors.

Consumer-to-Business Segment
The following table sets forth our Consumer-to-Business segment results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Revenues:
Transaction fees	$140.7	$145.8	(3)%
Foreign exchange and other revenues	6.5	7.9	(18)%
Total revenues	$147.2	$153.7	(4)%
Operating income	$29.8	$37.9	(21)%
Operating income margin	20%	25%
Revenues
For the three months ended March 31, 2014 compared to the corresponding period in the prior year, Consumer-to-Business revenue decreased 4%, primarily due to the strengthening of the United States dollar against the Argentine peso, which negatively impacted our Consumer-to-Business revenue growth by 11%, and revenue declines in our United States cash-based bill payments business, partially offset by growth in our United States electronic bill payments businesses.
Operating income
For the three months ended March 31, 2014, operating income decreased compared to the same period in the prior year primarily due to higher bank-related fees resulting from changes in funding in our growing United States electronic business as a result of greater credit card usage from our customers and larger principal transactions, in addition to the items which impacted revenues described earlier. The change in operating margins in the segment is due to these same factors.

Business Solutions Segment
The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Revenues:
Foreign exchange revenues	$90.4	$84.0	8%
Transaction fees and other revenues	9.0	8.8	2%
Total revenues	$99.4	$92.8	7%
Operating loss	$(3.6)	$(6.2)	*
Operating loss margin	(4)%	(7)%
____________________

*	Calculation not meaningful
Revenues
For the three months ended March 31, 2014 compared to the corresponding period in the prior year, Business Solutions revenue grew primarily due to increased use of hedging products by our customers. The strengthening of the United States dollar against certain foreign currencies negatively impacted total Business Solutions revenue growth by 3% for the three months ended March 31, 2014.
Operating loss
For the three months ended March 31, 2014, operating loss decreased compared to the same period in the prior year due to decreased TGBP integration expenses and the revenue increases described above, partially offset by the timing of certain expenses. The change in operating loss margins in the segment is due to these same factors.
Other
The following table sets forth Other results for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Revenues	$26.7	$28.7	(7)%
Operating loss	$(1.2)	$(1.9)	*
____________________

*	Calculation not meaningful
Revenues
Other revenue decreased for the three months ended March 31, 2014 compared to the same period in the prior year primarily due to declines in our prepaid business.
Operating loss
During the three months ended March 31, 2014 compared to the corresponding period in the prior year, operating loss decreased due to reductions in certain expenses, partially offset by the revenue decline described above.

Capital Resources and Liquidity
Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings and timing of income tax payments, among other items. The significant majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters.
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
We believe we have adequate liquidity to meet our business needs through our existing cash balances and our ability to generate cash flows through operations. These business needs include approximately $100 million of remaining tax payments, plus additional accrued interest, we expect to make as a result of the IRS Agreement, which we expect to pay in 2014 and beyond. In addition, we also believe we have adequate liquidity to pay dividends and make anticipated share repurchases. We have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in January 2017. As of March 31, 2014, we had no outstanding borrowings under our Revolving Credit Facility and had $130.0 million of commercial paper borrowings outstanding, which left $1,520.0 million remaining that was available to borrow on the Revolving Credit Facility for other purposes.
Cash and Investment Securities
As of March 31, 2014, we had cash and cash equivalents of $1.7 billion, of which approximately $1.0 billion was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.
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
In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as "Settlement assets" on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as "Cash and cash equivalents" within "Settlement assets," to fund settlement obligations.
Investment securities, classified within "Settlement assets," were $1.4 billion as of March 31, 2014. Substantially all of these investments are highly-rated state and municipal debt securities, including variable rate demand notes. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations.
Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of March 31, 2014, the majority of our investment securities had credit ratings of "AA-" or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of March 31, 2014, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities
Cash provided by operating activities decreased to $196.8 million during the three months ended March 31, 2014, from $237.3 million in the comparable period in the prior year.
Financing Resources
As of March 31, 2014, we have outstanding borrowings at par value of $3,860.6 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2015 to 2040, and our borrowings also include our floating rate notes due in 2015. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the three months ended March 31, 2014, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.
Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. During the three months ended March 31, 2014, the average commercial paper balance outstanding was $32.8 million and the maximum balance outstanding was $200.0 million. We had $130.0 million of commercial paper borrowings outstanding as of March 31, 2014. We had no commercial paper borrowings outstanding as of and for the three months ended March 31, 2013. Proceeds from our commercial paper borrowings were used for general corporate purposes.
Cash Priorities
Liquidity
Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.
Capital Expenditures
The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $45.6 million and $37.9 million for the three months ended March 31, 2014 and 2013, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends
During the three months ended March 31, 2014 and 2013, 10.9 million and 13.3 million shares, respectively, were repurchased for $179.6 million and $189.8 million, respectively, excluding commissions, at an average cost of $16.44 and $14.30 per share, respectively. As of March 31, 2014, $320.4 million remains available under a share repurchase authorization approved by our Board of Directors through June 30, 2015.
Our Board of Directors declared a quarterly cash dividend of $0.125 per common share in the first quarter of 2014, representing $67.6 million in total dividends.
Debt Service Requirements
Our 2014 and future debt service requirements will include payments on existing and future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. In February 2014, $500.0 million of our notes matured and were repaid from our cash balances. Overall, we have the ability to use cash, including cash generated from operations, and our Revolving Credit Facility, and could also access commercial paper and other financing sources to meet our debt obligations as they come due.
Our ability to continue to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, and our ability to obtain adequate financing.
Off-Balance Sheet Arrangements
Other than facility and equipment leasing arrangements, we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Plan
We have a frozen defined benefit pension plan (the "Plan") for which we had a recorded unfunded pension obligation of $66.1 million as of March 31, 2014. We are required to fund approximately $13 million to the Plan in 2014, of which approximately $3 million was contributed during the three months ended March 31, 2014.
Other Commercial Commitments
We had approximately $240 million in outstanding letters of credit and bank guarantees as of March 31, 2014. The letters of credit and bank guarantees are primarily held in connection with lease arrangements, certain agent agreements, and in relation to an uncertain tax position. The letters of credit and bank guarantees have expiration dates through 2016, with the majority having a one-year renewal option, except for the bank guarantee related to the uncertain tax position, which will expire upon resolution of this matter. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
As of March 31, 2014, our total amount of unrecognized income tax benefits was $129.8 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our 2013 Annual Report on Form 10-K, for which there were no material changes, included:

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

We have operations in countries where government-imposed restrictions limit the transfer of cash outside the country. In Argentina, our money transfer and bill payment operations together represent less than 5% of our total consolidated revenues for the three months ended March 31, 2014. However, as of March 31, 2014, approximately $75 million in cash and cash equivalents, primarily representing several years of accumulated operating profits and excess cash flows from both businesses, continue to be held in Argentina due to government imposed restrictions. The impact of changes in the official Argentine peso exchange rate on our cash and cash equivalents is immediately reflected in net income for our money transfer operations, whereas this impact is reflected in other comprehensive income for our bill payment operations. The continued devaluation of the Argentine peso and limits on returning excess cash balances could further adversely affect future distributions or their value and our results of operations.

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
As of December 31, 2013, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $41 million based on our 2014 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of March 31, 2014 is not materially different based on our forecast of unhedged exposure to foreign currency through March 31, 2014. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates
We invest in several types of interest bearing assets, with a total value as of March 31, 2014 of $3.1 billion. Approximately $2.3 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.
The significant majority of the remainder of our interest bearing assets consist of highly-rated state and municipal debt securities which are fixed-rate instruments. These investments may include investments made from cash received from our money transfer business and other related payment services awaiting redemption classified within "Settlement assets" in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within "Settlement assets" in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our "Total stockholders' equity" on our Condensed Consolidated Balance Sheets.
As of March 31, 2014, we had $250.0 million of floating rate notes, which had an effective interest rate of 1.2% or 1% above three-month LIBOR. Additionally, $1,050.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR. Borrowings under our commercial paper program have a short maturity and, therefore, are effectively considered floating rate borrowings. Commercial paper borrowings of $130.0 million were outstanding as of March 31, 2014.
We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of March 31, 2014, our weighted-average effective rate on total borrowings was approximately 4.3%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $14 million annually based on borrowings on March 31, 2014 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2014 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $23 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
Credit Risk
As of March 31, 2014, the majority of our investment securities had credit ratings of "AA-" or better from a major credit rating agency.
To manage our exposures to credit risk with respect to investment securities, money market fund investments, derivatives and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review investment concentrations, trading levels, credit spreads and credit ratings, and we attempt to diversify our investments among global financial institutions. We also limit our investment level in any individual non-government money market fund to no more than $100 million.
We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses. In addition, we are exposed to credit risk directly from consumer transactions particularly through our online services and electronic channels, where transactions are originated through means other than cash, and therefore are subject to "chargebacks," insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as online services and electronic channels become a greater proportion of our money transfer business.
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
Our losses associated with bad debts have been approximately 1% or less of our consolidated revenues in all periods presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 24, 2014. In our opinion, the accompanying condensed consolidated balance sheet of The Western Union Company as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Denver, Colorado
May 1, 2014

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers and all of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of the Southwest Border Agreement, including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with the City of Taylor Police and Fire Retirement System lawsuit. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties' joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below.

On January 19, 2014, Stanley Lieblein filed a shareholder derivative complaint in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, and all but one of its current directors as individual defendants and the Company as a nominal defendant. The allegations and claims in this lawsuit are similar to those made in the Gordon lawsuit but relate to a longer period - April 27, 2010 through October 30, 2012. The complaint asserts claims for violations of section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 against the Company’s President and Chief Executive Officer and the former executive officer in connection with the Company’s repurchase of its stock at an alleged cost of $1.557 billion; for violations of section 20(a) of the Exchange Act and waste of corporate assets against the director defendants in connection with the Company’s stock repurchases; for breaches of fiduciary duty against all of the individual defendants; for unjust enrichment against all of the individual defendants relating to their receipt of compensation; and for misappropriation of information and insider trading against the former executive officer. The claims are based on allegations that the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding, among other things, the effects of the Southwest Border Agreement (including regarding the anticipated costs of compliance with the Southwest Border Agreement and potential effects on business operations), Company projections and trends and the adequacy of internal controls.

On February 11, 2014, R. Andre Klein filed a shareholder derivative complaint in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, and all but one of its current directors as individual defendants and the Company as a nominal defendant. The allegations and claims in this lawsuit are similar to those in the Lieblein lawsuit and relate to the same period - April 27, 2010 through October 30, 2012. The complaint asserts claims for violations of section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 against the Company’s President and Chief Executive Officer and the former executive officer in connection with the Company’s repurchase of its stock at an alleged cost of $1.557 billion; for violations of section 20(a) of the Exchange Act against the director defendants in connection with the Company’s stock repurchases; for breaches of fiduciary duty against all of the individual defendants; for unjust enrichment against all of the individual defendants relating to their receipt of compensation; for abuse of control and gross mismanagement against all of the individual defendants; and for misappropriation of information and insider trading against the former executive officer of the Company. The claims are based on allegations that the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding, among other things, the effects of the Southwest Border Agreement (including regarding the anticipated costs of compliance with the Southwest Border Agreement and potential effects on business operations), Company projections and trends and the adequacy of internal controls.

On February 20, 2014, City of Cambridge Retirement System filed a Verified Shareholder Derivative Complaint and Jury Demand in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, another current executive officer, two of its former executive officers, and all but one of its current directors as individual defendants and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty against the individual defendants, violation of section 14(a) of the Exchange Act against the director defendants, violation of Securities and Exchange Commission rule 10b-5 against the Company’s President and Chief Executive Officer and one of the former executive officers and violation of section 20(a) of the Exchange Act against the director defendants and one of the former executive officers. The claims are based on, among other things, allegations that the director defendants affirmatively declined to stop and prevent the Company’s non-compliance with state and federal anti-money laundering laws and regulations after receiving red flags indicating prolonged willful illegality, reappointed the same directors to the Company’s Audit Committee between 2006 and 2014 and awarded excessive compensation packages to Western Union’s senior executives despite the executives' responsibility for the Company’s non-compliance with state and federal anti-money laundering laws. The complaint also alleges that between 2009 and 2013, the director defendants caused the Company to issue proxy statements that contained materially incomplete and inaccurate disclosures, including that the Company’s financial results depended on the non-compliance with anti-money laundering requirements; the Board was aware of regulatory and criminal enforcement actions and that the directors were not curing violations; the extent to which the Board considered increasing red flags in their determination to re-nominate certain directors to the Audit Committee; and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding compensation to senior executives. The complaint further alleges that the officer defendants caused the Company to willfully ignore the mandatory recording and reporting requirements of the Bank Secrecy Act and similar state laws and authorized and implemented policies and practices they knew or should have known to be inadequate for monitoring and enforcing compliance with those requirements. In addition, the complaint alleges that between April 27, 2010 and October 30, 2012, the Company’s President and Chief Executive Officer and one of the former executive officers made or participated in the preparation and dissemination of materially false and misleading statements or failed to make adequate disclosures regarding, among other things, the Company’s cooperation with the Southwest Border Monitor and progress in improving its anti-money laundering monitoring program, and that they profited from those statements through insider stock sales at artificially inflated stock prices and caused the Company to suffer damages via the repurchase of its stock.

On February 26, 2014, Mayar Fund Ltd filed a Verified Shareholder Derivative Complaint in the United States District Court for the District of Colorado naming the Company's President and Chief Executive Officer, one of its former executive officers and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts causes of action against all defendants for violation of section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5; the former executive officer for breach of fiduciary duty for misappropriation of material, non-public information; all defendants for breach of fiduciary duty; the Company's President and Chief Executive Officer and the former executive officers for unjust enrichment; and all defendants for corporate waste. The causes of action asserted in the complaint are based on allegations that the individual defendants caused the Company to issue false statements or failed to disclose adverse facts about the Company, caused the Company to pay artificially inflated prices to repurchase stock, failed to supervise the Company and failed to ensure that the Company's anti-money laundering policies were effective and that the Company was complying with anti-money laundering laws and regulations. Plaintiff also alleges that the Company's President and Chief Executive Officer and the former executive officer received excessive compensation based on inaccurate financial statements and that the former executive officer sold stock at artificially high prices based on material, non-public information.

On February 28, 2014, the Louisiana Municipal Police Employees' Retirement System filed a Verified Shareholder Derivative Complaint and Jury Demand in the United States District Court for the District of Colorado naming the Company's President and Chief Executive Officer, two of its former executive officers and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts causes of action against the individual defendants for breach of fiduciary duty; the director defendants for violation of section 14(a) of the Exchange Act; the Company's President and Chief Executive Officer and one of the former executive officers for violation of Securities and Exchange Commission rule 10b-5; and the director defendants and one of the former executive officers for violation of section 20(a) of the Exchange Act. The causes of action are based on allegations that are similar to those in the City of Cambridge Retirement System lawsuit.

On March 7, 2014, MARTA/ATU Local 732 Employees Retirement Plan filed a Verified Shareholder Derivative Complaint in the United States District Court for the District of Colorado naming the Company's President and Chief Executive Officer, one of its former executive officers and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts causes of action against the Company's President and Chief Executive Officer and the former executive officer for violation of section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5; the director defendants for violation of section 20(a) of the Exchange Act; the individual defendants for breach of fiduciary duties, unjust enrichment and waste of corporate assets; and the former executive officer for misappropriation of information and insider trading. The causes of action are based on allegations that are similar to those in the Lieblein lawsuit.

All of the actions described above are in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company intends to vigorously defend itself in this matter.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors described in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2014:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - 31	3,041	$17.29	—	$—
February 1 - 28	5,327,832	$16.30	4,962,017	$419.1
March 1 - 31	5,960,566	$16.57	5,956,600	$320.4
Total	11,291,439	$16.44	10,918,617
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 11, 2014, the Board of Directors authorized $500 million of common stock repurchases through June 30, 2015, of which $320.4 million remained available as of March 31, 2014. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date:	May 1, 2014	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2014	By:	/S/ RAJESH K. AGRAWAL
Rajesh K. Agrawal
Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2014	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Award Agreement Under The Western Union Company Senior Executive Annual Incentive Plan for 2014.*

10.2
Settlement Agreement Amendment issued January 31, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2014 and incorporated herein by reference thereto).

10.3	Order Granting Stipulated Motion to Modify Amendment to Settlement Agreement issued March 14, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge.

10.4	Order Granting Stipulated Motion to Extend Deadline for Separate Agreements issued April 14, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge.

10.5	The Western Union Company 2006 Long-Term Incentive Plan, as amended and restated on January 31, 2014 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K filed on February 24, 2014).*

10.6
The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective January 31, 2014 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 24, 2014).*

10.7
Separation Agreement and Release dated as of January 16, 2014 between Scott T. Scheirman, Western Union, LLC, and The Western Union Company (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K filed on February 24, 2014).*

10.8	Form of 2014 Supplemental Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.9	Form of 2014 Supplemental Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.10	Form of 2014 Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.11	Form of 2014 Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.12	Form of 2014 Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.13	Form of 2014 Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.14	Form of 2014 Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.15	Form of 2014 Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan.*

10.16	The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective February 20, 2014.*

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.