Form 10-Q
period 2014-06-30
Western Union CO
filed 2014-07-31
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 25, 2014, 529,769,781 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Transaction fees	$1,029.0	$1,016.3	$2,016.9	$1,994.3
Foreign exchange revenues	344.3	338.0	673.6	650.4
Other revenues	32.3	31.6	65.9	66.6
Total revenues	1,405.6	1,385.9	2,756.4	2,711.3
Expenses:
Cost of services	827.8	811.7	1,625.0	1,571.1
Selling, general and administrative	299.5	297.4	581.1	566.5
Total expenses	1,127.3	1,109.1	2,206.1	2,137.6
Operating income	278.3	276.8	550.3	573.7
Other income/(expense):
Interest income	2.9	0.7	7.6	1.1
Interest expense	(43.4)	(48.0)	(91.0)	(96.9)
Derivative gains/(losses), net	(2.0)	(0.2)	(2.6)	0.3
Other income/(expense), net	(3.7)	2.9	(4.8)	4.2
Total other expense, net	(46.2)	(44.6)	(90.8)	(91.3)
Income before income taxes	232.1	232.2	459.5	482.4
Provision for income taxes	38.3	33.6	62.7	71.8
Net income	$193.8	$198.6	$396.8	$410.6
Earnings per share:
Basic	$0.36	$0.36	$0.73	$0.73
Diluted	$0.36	$0.36	$0.73	$0.73
Weighted-average shares outstanding:
Basic	537.1	555.7	541.5	561.7
Diluted	539.9	558.3	544.6	564.0
Cash dividends declared per common share	$0.125	$0.125	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$193.8	$198.6	$396.8	$410.6
Other comprehensive income/(loss), net of tax (Note 9):
Unrealized gains/(losses) on investment securities	3.9	(2.6)	6.7	(3.5)
Unrealized gains/(losses) on hedging activities	2.2	(1.4)	3.8	19.0
Foreign currency translation adjustments	(0.2)	(2.6)	(7.2)	(5.7)
Defined benefit pension plan adjustments	1.6	2.0	3.2	4.5
Total other comprehensive income/(loss)	7.5	(4.6)	6.5	14.3
Comprehensive income	$201.3	$194.0	$403.3	$424.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,604.7	$2,073.1
Settlement assets	3,603.7	3,270.4
Property and equipment, net of accumulated depreciation of $460.0 and $428.6, respectively	208.5	209.9
Goodwill	3,170.0	3,172.0
Other intangible assets, net of accumulated amortization of $754.7 and $672.3, respectively	799.0	833.8
Other assets	488.7	562.1
Total assets	$9,874.6	$10,121.3
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$553.6	$638.9
Settlement obligations	3,603.7	3,270.4
Income taxes payable	202.0	216.9
Deferred tax liability, net	309.2	319.2
Borrowings	3,754.1	4,213.0
Other liabilities	381.8	358.2
Total liabilities	8,804.4	9,016.6

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 530.3 shares and 548.8 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	5.3	5.5
Capital surplus	417.3	390.9
Retained earnings	810.1	877.3
Accumulated other comprehensive loss	(162.5)	(169.0)
Total stockholders' equity	1,070.2	1,104.7
Total liabilities and stockholders' equity	$9,874.6	$10,121.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$396.8	$410.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33.0	31.6
Amortization	102.6	97.7
Other non-cash items, net	32.0	7.6
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(16.6)	(26.8)
Accounts payable and accrued liabilities	(100.9)	(16.3)
Income taxes payable	(8.5)	(13.2)
Other liabilities	11.7	(13.7)
Net cash provided by operating activities	450.1	477.5
Cash flows from investing activities
Capitalization of contract costs	(44.4)	(42.1)
Capitalization of purchased and developed software	(17.6)	(28.8)
Purchases of property and equipment	(34.3)	(35.8)
Acquisition of business (Note 3)	(10.6)	—
Proceeds from sale of non-settlement related investments	100.2	—
Net cash used in investing activities	(6.7)	(106.7)
Cash flows from financing activities
Proceeds from exercise of options	5.6	3.9
Cash dividends paid	(134.4)	(139.6)
Common stock repurchased (Note 9)	(318.0)	(316.2)
Net proceeds from commercial paper	35.0	—
Principal payments on borrowings	(500.0)	(300.0)
Net cash used in financing activities	(911.8)	(751.9)
Net change in cash and cash equivalents	(468.4)	(381.1)
Cash and cash equivalents at beginning of period	2,073.1	1,776.5
Cash and cash equivalents at end of period	$1,604.7	$1,395.4
Supplemental cash flow information:
Interest paid	$87.7	$98.1
Income taxes paid (Note 13)	$84.9	$82.8

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of June 30, 2014, the amount of net assets subject to these limitations totaled approximately $315 million.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for the three and six months ended June 30, 2014.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of June 30, 2014 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2016, with early adoption not permitted. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2017.

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

For the three months ended June 30, 2014 and 2013, there were 16.3 million and 26.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the six months ended June 30, 2014 and 2013, there were 17.3 million and 25.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	537.1	555.7	541.5	561.7
Common stock equivalents	2.8	2.6	3.1	2.3
Diluted weighted-average shares outstanding	539.9	558.3	544.6	564.0

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
Of the total consideration noted above, $15.6 million was allocated to identifiable intangible assets, the majority of which relates to contractual relationships. The identifiable intangible assets are being amortized over a period of two to twelve years with a weighted average life of ten years. The Company recognized $2.4 million of goodwill related to this acquisition.
4.  Productivity and Cost-Savings Initiatives Expenses
In the fourth quarter of 2012 and throughout 2013, the Company implemented initiatives to improve productivity and reduce costs. The following table summarizes the activity for the employee termination benefits and other costs related to the productivity and cost-savings initiatives accruals as of and for the six months ended June 30, 2014 (in millions):

	Severance, Outplacement and Related Benefits	Other (a)	Total
Balance, December 31, 2013	$45.4	$1.0	$46.4
Cash payments	(26.7)	(1.0)	(27.7)
Balance, June 30, 2014	$18.7	$—	$18.7
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

The following table presents expenses related to productivity and cost-savings initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Cost of services	$7.8	$9.4
Selling, general and administrative	5.7	8.3
Total expenses, pre-tax	$13.5	$17.7
Total expenses, net of tax	$9.0	$12.3

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes expenses related to productivity and cost-savings initiatives incurred by reportable segment during the three and six months ended June 30, 2013 (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
First quarter 2013	$3.2	$0.5	$—	$0.5	$4.2
Second quarter 2013	11.7	1.4	0.1	0.3	13.5
Total expenses	$14.9	$1.9	$0.1	$0.8	$17.7

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
The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
June 30, 2014	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$999.0	$—	$999.0
State and municipal variable rate demand notes	—	240.6	—	240.6
Other debt securities	—	10.1	—	10.1
Other assets:
Derivatives	—	240.1	—	240.1
Total assets	$—	$1,489.8	$—	$1,489.8
Liabilities:
Notes and other borrowings	$—	$3,975.9	$—	$3,975.9
Derivatives	—	243.7	—	243.7
Total liabilities	$—	$4,219.6	$—	$4,219.6

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$874.2	$—	$874.2
State and municipal variable rate demand notes	—	865.0	—	865.0
Other debt securities	—	11.3	—	11.3
Other assets:
Short-term bond mutual fund	100.2	—	—	100.2
Derivatives	—	224.3	—	224.3
Total assets	$100.2	$1,974.8	$—	$2,075.0
Liabilities:
Notes and other borrowings	$—	$4,343.2	$—	$4,343.2
Derivatives	—	223.4	—	223.4
Total liabilities	$—	$4,566.6	$—	$4,566.6

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2014, except those associated with acquisitions. The valuation of assets acquired, as disclosed in Note 3, was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation. No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2013.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The aggregate fair value of the Company's borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Condensed Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,754.1 million and $4,213.0 million as of June 30, 2014 and December 31, 2013, respectively (see Note 12).

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $235 million in outstanding letters of credit and bank guarantees as of June 30, 2014. The letters of credit and bank guarantees are primarily held in connection with lease arrangements, certain agent agreements, and in relation to an uncertain tax position. The letters of credit and bank guarantees have expiration dates through 2018, with the majority having a one-year renewal option, except for the bank guarantee related to the uncertain tax position, which will expire upon resolution of this matter. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

The Company is subject to certain claims and litigation, including but not limited to those discussed below:

State of Arizona Agreement and Settlement

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

On January 31, 2014, WUFSI and the State agreed to amend the Settlement Agreement. Such amendment (the “Amendment”) was subsequently approved by the Superior Court of the State of Arizona In and For the County of Maricopa that same day. The Amendment extends the term of the Settlement Agreement until December 31, 2017, and imposes obligations on the Company and WUFSI in connection with WUFSI’s anti-money laundering (“AML”) compliance programs and cooperation with law enforcement. In particular, the Amendment requires WUFSI to continue implementing the primary and secondary recommendations made by the Monitor appointed pursuant to the Settlement Agreement related to WUFSI’s AML compliance program, and includes, among other things, timeframes for implementing such primary and secondary recommendations. Under the Amendment, the Monitor may make additional primary recommendations until January 1, 2015, and additional secondary recommendations until January 31, 2017. After these dates, the Monitor may only make additional primary or secondary recommendations, as applicable, that meet certain requirements as set forth in the Amendment. Primary recommendations may also be re-classified as secondary recommendations.

The Amendment provides that if WUFSI is unable to implement an effective AML compliance program along the U.S. and Mexico border, as determined by the Monitor and subject to limited judicial review, within the timeframes to implement the Monitor’s primary recommendations, the State may, within 180 days after the Monitor delivers its final report on the primary recommendations on December 31, 2016, and subsequent to any judicial review of the Monitor’s findings, elect one, and only one, of the following remedies: (i) assert a willful and material breach of the Settlement Agreement and pursue remedies under the Settlement Agreement, which could include initiating civil or criminal actions; or (ii) require WUFSI to pay (a) $50 million plus (b) $1 million per primary recommendation or group of primary recommendations that WUFSI fails to implement successfully. There are currently more than 70 primary recommendations and groups of primary recommendations.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

If the Monitor concludes that WUFSI has implemented an effective AML compliance program along the U.S. and Mexico border within the timeframes to implement the Monitor’s primary recommendations, the State cannot pursue either of the remedies above, except that the State may require WUFSI to pay $1 million per primary recommendation or group of primary recommendations that WUFSI fails to implement successfully.

If, at the conclusion of the timeframe to implement the secondary recommendations on December 31, 2017, the Monitor concludes that WUFSI has not implemented an effective AML compliance program along the U.S. and Mexico border, the State cannot assert a willful and material breach of the Settlement Agreement but may require WUFSI to pay an additional $25 million. Additionally, if the Monitor determines that WUFSI has implemented an effective AML compliance program along the U.S. and Mexico border but has not implemented some of the Monitor’s secondary recommendations or groups of secondary recommendations that were originally classified as primary recommendations or groups of primary recommendations on the date of the Amendment, the State may require WUFSI to pay $500,000 per such secondary recommendation or group of recommendations. There is no monetary penalty associated with secondary recommendations that are classified as such on the date of the Amendment or any new secondary recommendations that the Monitor makes after the date of the Amendment.

The Amendment also requires WUFSI to make a one-time payment of $250,000, which was paid in March 2014, and thereafter $150,000 per month for five years to fund the activities and expenses of a money transfer transaction data analysis center formed by WUFSI and a Financial Crimes Task Force comprised of federal, state and local law enforcement representatives, including those from the State. In addition, the Amendment requires WUFSI to continue funding the Monitor’s reasonable expenses in $500,000 increments as requested by the Monitor. The Amendment has been amended since January 31, 2014 to allow California, Texas, and New Mexico additional time to decide whether to participate and the nature of their participation in the activities of the transaction data analysis center. As of June 2, 2014, WUFSI had entered into agreements with each of California, Texas, and New Mexico regarding their participation in the transaction data analysis center.

The changes in WUFSI’s AML program required by the Settlement Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, if WUFSI is not able to implement a successful AML compliance program along the U.S. and Mexico border or timely implement a substantial portion of the Monitor’s primary recommendations, each as determined by the Monitor, pursuit by the State of remedies under the Settlement Agreement, including the Amendment, could have a material adverse effect on the Company’s business, financial condition or results of operations.

United States Department of Justice Investigations

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO-CDCA") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO-CDCA seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's AML compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company is cooperating fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”) seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) (“Hong Fai”), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government has interviewed several current Western Union employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company is cooperating fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. The government has also notified the Company that it is a target of the investigation. The investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company is cooperating fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Shareholder Action and Other Matters

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

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed the plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and WUFSI as a defendant. On April 25, 2011, the Company and WUFSI filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. WUFSI also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds, which are included within "Settlement obligations" in the Company's Condensed Consolidated Balance Sheets. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. The United States Court of Appeals for the Tenth Circuit heard oral arguments on March 18, 2014. The settlement requires Western Union to deposit the class members' unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses will be paid. On November 6, 2013, the Attorney General of California notified Western Union of the California Controller’s position that Western Union’s deposit of the unclaimed money transfer funds into the class settlement fund pursuant to the settlement “will not satisfy Western Union’s obligations to report and remit funds” under California’s unclaimed property law, and that “Western Union will remain liable to the State of California” for the funds that would have escheated to California in the absence of the settlement. The State of Pennsylvania and District of Columbia have expressed similar views. Thus, there is reason to believe that these and potentially other jurisdictions may bring actions against the Company seeking reimbursement for amounts equal to the class counsel’s fees, administrative costs and other expenses that are paid from the class settlement fund. If such actions are brought or claims that may otherwise require Western Union to incur additional escheatment-related liabilities are asserted, Western Union would defend itself vigorously.

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

7.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended June 30, 2014 and 2013 totaled $17.3 million and $16.2 million, respectively, and $33.2 million and $31.4 million for the six months ended June 30, 2014 and 2013, respectively.

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
Settlement assets and obligations consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Settlement assets:
Cash and cash equivalents	$1,045.8	$538.6
Receivables from selling agents and Business Solutions customers	1,308.2	981.3
Investment securities	1,249.7	1,750.5
	$3,603.7	$3,270.4
Settlement obligations:
Money transfer, money order and payment service payables	$2,585.1	$2,376.6
Payables to agents	1,018.6	893.8
	$3,603.7	$3,270.4
Investment securities included in "Settlement assets" in the Company's Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2043. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.
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
The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of June 30, 2014, the majority of the Company's investment securities had credit ratings of "AA-" or better from a major credit rating agency.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2014 and 2013 were $9.5 billion and $9.3 billion, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

June 30, 2014	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
State and municipal debt securities (a)	$982.1	$999.0	$18.0	$(1.1)	$16.9
State and municipal variable rate demand notes	240.6	240.6	—	—	—
Other debt securities	10.0	10.1	0.1	—	0.1
	$1,232.7	$1,249.7	$18.1	$(1.1)	$17.0

December 31, 2013	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
State and municipal debt securities (a)	$868.1	$874.2	$7.8	$(1.7)	$6.1
State and municipal variable rate demand notes	865.0	865.0	—	—	—
Other debt securities	11.2	11.3	0.1	—	0.1
	$1,744.3	$1,750.5	$7.9	$(1.7)	$6.2
Other assets:
Short-term bond mutual fund	100.0	100.2	0.2	—	0.2
	$1,844.3	$1,850.7	$8.1	$(1.7)	$6.4
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of settlement-related debt securities as of June 30, 2014 (in millions):

Fair Value
Due within 1 year	$135.6
Due after 1 year through 5 years	446.8
Due after 5 years through 10 years	434.0
Due after 10 years	233.3
$1,249.7
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $4.7 million, $4.1 million and $231.8 million, are included in the "Due after 1 year through 5 years," "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. Stockholders' Equity
The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items noted below within the Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unrealized gains on investment securities, beginning of period	$6.9	$6.8	$4.1	$7.7
Unrealized gains/(losses)	6.7	(3.5)	13.8	(2.0)
Tax (expense)/benefit	(2.4)	1.4	(5.0)	0.8
Reclassification of gains into "Other revenues"	(0.6)	(0.7)	(3.0)	(3.6)
Reclassification of gains into "Interest income"	—	—	(0.2)	—
Tax expense related to reclassifications	0.2	0.2	1.1	1.3
Net unrealized gains/(losses) on investment securities	3.9	(2.6)	6.7	(3.5)
Unrealized gains on investment securities, end of period	$10.8	$4.2	$10.8	$4.2

Unrealized losses on hedging activities, beginning of period	$(31.4)	$(1.5)	$(33.0)	$(21.9)
Unrealized gains/(losses)	(3.7)	4.4	(1.4)	28.2
Tax (expense)/benefit	1.7	(1.6)	(0.2)	(5.3)
Reclassification of (gains)/losses into "Transaction fees"	2.8	(4.1)	2.9	(4.5)
Reclassification of (gains)/losses into "Foreign exchange revenues"	1.1	(1.6)	1.1	(1.7)
Reclassification of losses into "Interest expense"	0.9	0.9	1.8	1.8
Tax expense/(benefit) related to reclassifications	(0.6)	0.6	(0.4)	0.5
Net unrealized gains/(losses) on hedging activities	2.2	(1.4)	3.8	19.0
Unrealized losses on hedging activities, end of period	$(29.2)	$(2.9)	$(29.2)	$(2.9)

Foreign currency translation adjustments, beginning of period	$(28.6)	$(11.6)	$(21.6)	$(8.5)
Foreign currency translation adjustments	(0.3)	(4.0)	(11.1)	(6.3)
Tax benefit	0.1	1.4	3.9	0.6
Net foreign currency translation adjustments	(0.2)	(2.6)	(7.2)	(5.7)
Foreign currency translation adjustments, end of period	$(28.8)	$(14.2)	$(28.8)	$(14.2)

Defined benefit pension plan adjustments, beginning of period	$(116.9)	$(127.4)	$(118.5)	$(129.9)
Reclassification of losses into "Cost of services"	2.6	3.1	5.2	6.2
Tax benefit related to reclassifications and other	(1.0)	(1.1)	(2.0)	(1.7)
Net defined benefit pension plan adjustments	1.6	2.0	3.2	4.5
Defined benefit pension plan adjustments, end of period	$(115.3)	$(125.4)	$(115.3)	$(125.4)
Accumulated other comprehensive loss, end of period	$(162.5)	$(138.3)	$(162.5)	$(138.3)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid
The Company's Board of Directors declared quarterly cash dividends of $0.125 per common share in both the first and second quarters of 2014, representing $134.4 million in total dividends. Of this amount, approximately $66.8 million was paid on June 30, 2014 and approximately $67.6 million was paid on March 31, 2014. The Company's Board of Directors declared quarterly cash dividends of $0.125 per common share in both the first and second quarters of 2013, representing $139.6 million in total dividends. Of this amount, $69.3 million was paid on June 28, 2013 and $70.3 million was paid on March 29, 2013.
On July 15, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per common share payable on September 30, 2014.
Share Repurchases
During the six months ended June 30, 2014 and 2013, 19.7 million and 21.1 million shares, respectively, were repurchased for $323.1 million and $314.5 million, respectively, excluding commissions, at an average cost of $16.39 and $14.90 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of June 30, 2014, $176.9 million remained available under the share repurchase authorization approved by the Company's Board of Directors through June 30, 2015. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization, described earlier, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Employee Benefit Plan
The Company has a frozen defined benefit pension plan (the "Plan") for which it had a recorded unfunded pension obligation of $59.9 million and $70.4 million as of June 30, 2014 and December 31, 2013, respectively, included in "Other liabilities" in the Condensed Consolidated Balance Sheets. The Company is required to fund approximately $13 million to the Plan in 2014, of which approximately $7 million was contributed during the six months ended June 30, 2014.
The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$3.4	$3.1	$6.8	$6.1
Expected return on plan assets	(5.0)	(5.2)	(10.1)	(10.4)
Amortization of actuarial loss	2.6	3.1	5.2	6.2
Net periodic benefit cost	$1.0	$1.0	$1.9	$1.9

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
The Company executes derivatives with established financial institutions, with the substantial majority of these financial institutions having credit ratings of "A-" or better from a major credit rating agency. The Company also writes Business Solutions derivatives mostly with small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring Business Solutions customers to post or increase collateral and for all counterparties possible termination of the related contracts. The Company's hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2014, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Condensed Consolidated Statements of Income.
The Company also uses short duration foreign currency forward contracts, generally with maturities from a few days up to approximately one month, to offset foreign exchange rate fluctuations on settlement assets and obligations between initiation and settlement. In addition, forward contracts, typically with maturities of less than one year at inception, are utilized to offset foreign exchange rate fluctuations on certain foreign currency denominated cash and other asset positions. None of these contracts are designated as accounting hedges.
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2014 were as follows (in millions):

Contracts designated as hedges:
Euro	$393.2
Canadian dollar	120.6
British pound	78.6
Australian dollar	53.5
Swiss franc	44.5
Other	83.2
Contracts not designated as hedges:
Euro	$205.3
Canadian dollar	72.8
British pound	54.5
Australian dollar	27.6
Other (a)	147.4
____________________

(a)	Comprised of exposures to 16 different currencies. None of these individual currency exposures is greater than $20 million.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Business Solutions
The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency Business Solutions payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $87.7 million and $88.7 million for the three months ended June 30, 2014 and 2013, respectively, and $178.1 million and $172.7 million for the six months ended June 30, 2014 and 2013, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.
The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of June 30, 2014 were approximately $6 billion. The significant majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and Australian dollar.
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
The Company held interest rate swaps in an aggregate notional amount of $1,050.0 million and $1,550.0 million as of June 30, 2014 and December 31, 2013, respectively. Of this aggregate notional amount held at June 30, 2014, $250.0 million related to notes due in 2015, $500.0 million related to notes due in 2017, and $300.0 million related to notes due in 2018.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$0.6	$11.4	Other liabilities	$1.6	$7.8
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	5.9	11.1	Other liabilities	21.1	27.7
Total		$6.5	$22.5		$22.7	$35.5
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$233.1	$201.2	Other liabilities	$218.3	$186.2
Foreign currency — Consumer-to-Consumer	Other assets	0.5	0.6	Other liabilities	2.7	1.7
Total		$233.6	$201.8		$221.0	$187.9
Total derivatives		$240.1	$224.3		$243.7	$223.4
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2014 and December 31, 2013 (in millions):
Offsetting of Derivative Assets

June 30, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$69.0	$—	$69.0	$(66.8)	$2.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	171.1
Total	$240.1

December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$118.4	$—	$118.4	$(93.3)	$25.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	105.9
Total	$224.3
Offsetting of Derivative Liabilities

June 30, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$171.5	$—	$171.5	$(66.8)	$104.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	72.2
Total	$243.7

December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$146.1	$—	$146.1	$(93.3)	$52.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	77.3
Total	$223.4

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and six months ended June 30, 2014 and 2013:
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended June 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2014	June 30, 2013	Hedged Item		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Interest rate contracts	Interest expense	$7.0	$(7.5)	Fixed-rate debt	Interest expense	$(4.2)	$10.2	Interest expense	$(0.1)	$0.1
Total gain/ (loss)		$7.0	$(7.5)			$(4.2)	$10.2		$(0.1)	$0.1
The following table presents the location and amount of gains/(losses) from fair value hedges for the six months ended June 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2014	June 30, 2013	Hedged Item		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Interest rate contracts	Interest expense	$10.8	$(8.1)	Fixed-rate debt	Interest expense	$(4.5)	$13.5	Interest expense	$(0.3)	$—
Total gain/ (loss)		$10.8	$(8.1)			$(4.5)	$13.5		$(0.3)	$—
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended June 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Foreign currency contracts	$(3.7)	$4.4	Revenue	$(3.9)	$5.7	Derivative gains/(losses), net	$(1.0)	$(0.1)
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$(3.7)	$4.4		$(4.8)	$4.8		$(1.0)	$(0.1)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the six months ended June 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Foreign currency contracts	$(1.4)	$28.2	Revenue	$(4.0)	$6.2	Derivative gains/(losses), net	$(1.6)	$(0.3)
Interest rate contracts (c)	—	—	Interest expense	(1.8)	(1.8)	Interest expense	—	—
Total gain/(loss)	$(1.4)	$28.2		$(5.8)	$4.4		$(1.6)	$(0.3)
Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and six months ended June 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives		2014	2013	2014	2013
Foreign currency contracts (e)	Selling, general and administrative	$0.8	$5.7	$(0.8)	$13.4
Foreign currency contracts (f)	Derivative gains/(losses), net	(1.0)	(0.1)	(1.0)	0.6
Total gain/(loss)		$(0.2)	$5.6	$(1.8)	$14.0
 ____________________

(a)
The gain/(loss) of $(4.2) million and $10.2 million in the three months ended June 30, 2014 and 2013, respectively, was comprised of a gain/(loss) in value on the debt of $(6.9) million and $7.5 million, respectively, and amortization of hedge accounting adjustments of $2.7 million for both periods. The gain/(loss) of $(4.5) million and $13.5 million in the six months ended June 30, 2014 and 2013, respectively, was comprised of a gain/(loss) in value on the debt of $(10.5) million and $8.1 million, respectively, and amortization of hedge accounting adjustments of $6.0 million and $5.4 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income, were $4.2 million and $5.8 million for the three months ended June 30, 2014 and 2013, respectively, and $5.0 million and $12.0 million for the six months ended June 30, 2014 and 2013, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax loss of $12.1 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2014. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of June 30, 2014. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.  Borrowings
The Company's outstanding borrowings consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Due in less than one year:
Commercial paper (a)	$35.0	$—
6.500% notes due 2014	—	500.0
Due in greater than one year (b):
Floating rate notes (effective rate of 1.2%) due 2015	250.0	250.0
2.375% notes due 2015 (c)	250.0	250.0
5.930% notes due 2016 (c)	1,000.0	1,000.0
2.875% notes (effective rate of 2.0%) due 2017	500.0	500.0
3.650% notes due 2018 (c)	400.0	400.0
3.350% notes due 2019 (c)	250.0	250.0
5.253% notes due 2020 (c)	324.9	324.9
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Other borrowings	5.7	5.7
Total borrowings at par value	3,765.6	4,230.6
Fair value hedge accounting adjustments, net (b)	5.4	0.9
Unamortized discount, net	(16.9)	(18.5)
Total borrowings at carrying value (d)	$3,754.1	$4,213.0
____________________

(a)
Pursuant to the Company's commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company's Revolving Credit Facility in excess of $150 million. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company's commercial paper borrowings as of June 30, 2014 had a weighted-average annual interest rate of approximately 0.3% and a weighted-average term of approximately 4 days.

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

(c)	The difference between the stated interest rate and the effective interest rate is not significant.

(d)	As of June 30, 2014, the Company's weighted-average effective rate on total borrowings was approximately 4.4%.
The Company's maturities of borrowings at par value as of June 30, 2014 are $35.0 million in 2014, $500.0 million in 2015, $1.0 billion in 2016, $500.0 million in 2017, $400.0 million in 2018, and approximately $1.3 billion thereafter.
The Company's obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.  Income Taxes
The Company's effective tax rates on pre-tax income for the three months ended June 30, 2014 and 2013 were 16.5% and 14.5%, respectively, and 13.6% and 14.9% for the six months ended June 30, 2014 and 2013, respectively. The increase in the Company's effective tax rate for the three months ended June 30, 2014 is primarily due to changes in the composition of earnings between foreign and domestic. The decrease in the Company's effective tax rate for the six months ended June 30, 2014 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes, partially offset by changes in the composition of earnings between foreign and domestic. For the year ended December 31, 2013, 103% of the Company's pre-tax income was derived from foreign sources, and the Company currently expects that approximately 100% of the Company's pre-tax income will be derived from foreign sources for the year ended December 31, 2014. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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
Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2014 and December 31, 2013 was $117.7 million and $117.5 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $106.0 million and $108.9 million as of June 30, 2014 and December 31, 2013, respectively, excluding interest and penalties.
The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $0.6 million and $1.2 million in interest and penalties during the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $1.9 million during the six months ended June 30, 2014 and 2013, respectively. The Company has accrued $16.1 million and $17.7 million for the payment of interest and penalties as of June 30, 2014 and December 31, 2013, respectively.
The unrecognized tax benefits accrual as of June 30, 2014 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $57 million during the next 12 months in connection with various matters which may be resolved.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $92.4 million have been made as of June 30, 2014. The Company anticipates paying the remaining amount in 2015 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.
As of June 30, 2014, no provision had been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.3 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.  Stock Compensation Plans
For the three and six months ended June 30, 2014, the Company recognized stock-based compensation expense of $9.5 million and $20.8 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2013, the Company recognized stock-based compensation expense of $9.8 million and $20.2 million, respectively. During the six months ended June 30, 2014, the Company granted 0.9 million options at a weighted-average exercise price of $16.00, 2.6 million restricted stock units at a weighted-average grant date fair value of $14.86, and 0.8 million performance-based restricted stock units (based on targeted performance) at a weighted-average grant date fair value of $13.95.
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
As of June 30, 2014, the Company had 20.3 million outstanding options at a weighted-average exercise price of $17.99, and had 16.3 million options exercisable at a weighted-average exercise price of $18.58. The Company had 7.9 million non-vested restricted stock units at a weighted-average grant date fair value of $14.69 as of June 30, 2014.
The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the six months ended June 30, 2014:

Stock options granted:
Weighted-average risk-free interest rate	1.9%
Weighted-average dividend yield	3.1%
Volatility	33.8%
Expected term (in years)	6.09
Weighted-average grant date fair value	$3.95
All assumptions used to calculate the fair value of Western Union's stock options granted during the six months ended June 30, 2014 were determined on a consistent basis with those assumptions disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Consumer-to-Consumer:
Transaction fees	$867.1	$848.4	$1,692.7	$1,658.0
Foreign exchange revenues	249.6	246.0	485.6	471.6
Other revenues	15.4	14.4	31.3	29.4
	1,132.1	1,108.8	2,209.6	2,159.0
Consumer-to-Business:
Transaction fees	139.4	145.1	280.1	290.9
Foreign exchange and other revenues	6.5	7.9	13.0	15.8
	145.9	153.0	293.1	306.7
Business Solutions:
Foreign exchange revenues	87.7	88.7	178.1	172.7
Transaction fees and other revenues	10.5	9.6	19.5	18.4
	98.2	98.3	197.6	191.1
Other:
Total revenues	29.4	25.8	56.1	54.5
Total consolidated revenues	$1,405.6	$1,385.9	$2,756.4	$2,711.3
Operating income/(loss):
Consumer-to-Consumer	$257.5	$257.3	$504.5	$524.4
Consumer-to-Business	23.6	31.4	53.4	69.3
Business Solutions (a)	(3.3)	(7.3)	(6.9)	(13.5)
Other	0.5	(4.6)	(0.7)	(6.5)
Total consolidated operating income	$278.3	$276.8	$550.3	$573.7
____________________

(a)
During the three and six months ended June 30, 2013, the Company incurred $6.2 million and $10.1 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments ("TGBP"), which was acquired in November 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

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

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2014 compared to the same periods in 2013. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments were eliminated as of and for the three and six months ended June 30, 2014.
For the three and six months ended June 30, 2014 compared to the same periods in 2013, consolidated revenue increased primarily due to transaction growth in our Consumer-to-Consumer segment. Operating income increased slightly for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to revenue increases and benefits from our prior productivity and cost-savings initiatives, partially offset by higher agent commissions in our Consumer-to-Consumer segment, higher bank-related fees resulting from changes in funding in our Consumer-to-Business segment, and negative currency impacts, including the effect of foreign currency hedges. Operating income decreased for the six months ended June 30, 2014 compared to the same period in 2013, despite the increase in revenues, primarily due to higher agent commissions in our Consumer-to-Consumer segment, higher bank-related fees resulting from changes in funding in our Consumer-to-Business segment, and increased compliance program costs, partially offset by benefits from our prior productivity and cost-savings initiatives and decreased integration costs related to the acquisition of Travelex Global Business Payments ("TGBP"). The following table sets forth our results of operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2014	2013	% Change	2014	2013	% Change
Revenues:
Transaction fees	$1,029.0	$1,016.3	1%	$2,016.9	$1,994.3	1%
Foreign exchange revenues	344.3	338.0	2%	673.6	650.4	4%
Other revenues	32.3	31.6	2%	65.9	66.6	(1)%
Total revenues	1,405.6	1,385.9	1%	2,756.4	2,711.3	2%
Expenses:
Cost of services	827.8	811.7	2%	1,625.0	1,571.1	3%
Selling, general and administrative	299.5	297.4	1%	581.1	566.5	3%
Total expenses	1,127.3	1,109.1	2%	2,206.1	2,137.6	3%
Operating income	278.3	276.8	1%	550.3	573.7	(4)%
Other income/(expense):
Interest income	2.9	0.7	*	7.6	1.1	*
Interest expense	(43.4)	(48.0)	(10)%	(91.0)	(96.9)	(6)%
Derivative gains/(losses), net	(2.0)	(0.2)	*	(2.6)	0.3	*
Other income/(expense), net	(3.7)	2.9	*	(4.8)	4.2	*
Total other expense, net	(46.2)	(44.6)	4%	(90.8)	(91.3)	(1)%
Income before income taxes	232.1	232.2	0%	459.5	482.4	(5)%
Provision for income taxes	38.3	33.6	14%	62.7	71.8	(13)%
Net income	$193.8	$198.6	(2)%	$396.8	$410.6	(3)%
Earnings per share:
Basic	$0.36	$0.36	0%	$0.73	$0.73	0%
Diluted	$0.36	$0.36	0%	$0.73	$0.73	0%
Weighted-average shares outstanding:
Basic	537.1	555.7		541.5	561.7
Diluted	539.9	558.3		544.6	564.0
____________________

*	Calculation not meaningful

Revenues overview
For the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year, consolidated revenue increased 1% and 2%, respectively. These increases were primarily due to our Consumer-to-Consumer segment, which experienced transaction growth of 6% and 7%, respectively, partially offset by geographic and product mix and price reductions. The strengthening of the United States dollar compared to certain foreign currencies negatively impacted consolidated revenue growth by approximately 2% for both the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year.
For the three and six months ended June 30, 2014 compared to the same periods in the prior year, foreign exchange revenues increased, primarily due to increased amounts of cross-border principal sent in our Consumer-to-Consumer segment and increases in our retail walk-in foreign exchange business due to our acquisition of the Brazilian foreign exchange operations of Fitta DTVM S.A and Fitta Turismo Ltd ("Fitta"). Foreign exchange revenues for the six months ended June 30, 2014 were also impacted by growth in our Business Solutions segment.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, have resulted in a reduction to revenues for the three and six months ended June 30, 2014 of $26.3 million and $58.8 million, respectively, over the same periods in the previous year.
Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to deter and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection related to the Dodd-Frank Act and similar international regulations, and other matters. In coming periods we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.
Cost of services
Cost of services primarily consists of agent commissions, which represented approximately two-thirds of total cost of services for both the three and six months ended June 30, 2014, and generally fluctuate as revenues fluctuate.
Cost of services increased for the three and six months ended June 30, 2014 compared to the same periods in the prior year primarily due to variable costs that generally increase as revenues and transactions increase, such as agent commissions and bank-related fees. Cost of services also increased for the three and six months ended June 30, 2014 compared to the same periods in the prior year due to higher agent commission rates in the walk-in services of our Consumer-to-Consumer segment, primarily from the recent renewal of certain strategic agent agreements, and higher bank-related fees resulting from changes in funding in our Consumer-to-Business segment. These increases were partially offset by the strengthening of the United States dollar compared to certain foreign currencies, which resulted in a positive impact on the translation of our expenses, and benefits from our productivity and cost-savings initiatives.
Selling, general and administrative
For the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year, selling, general and administrative expenses increased. For the three months ended June 30, 2014, selling, general and administrative expenses were impacted by increased legal and certain other expenses. The six months ended June 30, 2014 were also impacted by increased compliance program costs (see "Enhanced Regulatory Compliance" described above). During the three months ended June 30, 2013, we incurred certain costs related to the expected extension of our settlement agreement with the State of Arizona, which was subsequently amended on January 31, 2014. For the three and six months ended June 30, 2014, selling, general and administrative expenses benefited from our productivity and cost-savings initiatives and decreased integration costs related to the acquisition of TGBP on November 7, 2011.

Total other expense, net
Total other expenses, net was materially consistent during the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year.
Income taxes
Our effective tax rates on pre-tax income were 16.5% and 14.5% for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rates on pre-tax income were 13.6% and 14.9% for the six months ended June 30, 2014 and 2013, respectively. The increase in our effective tax rate for the three months ended June 30, 2014 is primarily due to changes in the composition of earnings between foreign and domestic. The decrease in our effective tax rate for the six months ended June 30, 2014 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes, partially offset by changes in the composition of earnings between foreign and domestic. For the year ended December 31, 2013, 103% of our pre-tax income was derived from foreign sources, and we currently expect that approximately 100% of our pre-tax income will be derived from foreign sources for the year ended December 31, 2014. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.
We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2014, the total amount of tax contingency reserves was $121.2 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.
Earnings per share
During both the three months ended June 30, 2014 and 2013, both basic and diluted earnings per share were $0.36. During both the six months ended June 30, 2014 and 2013, both basic and diluted earnings per share were $0.73. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2014 and 2013, there were 16.3 million and 26.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the six months ended June 30, 2014 and 2013, there were 17.3 million and 25.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.
Earnings per share was flat for both the three and six months ended June 30, 2014 compared to the same periods in the prior year as a result of the previously described factors impacting net income, offset by lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock option exercises.

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
The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consumer-to-Consumer	81%	80%	80%	80%
Consumer-to-Business	10%	11%	11%	11%
Business Solutions	7%	7%	7%	7%
Other	2%	2%	2%	2%
	100%	100%	100%	100%
Consumer-to-Consumer Segment
The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2014	2013	% Change	2014	2013	% Change
Revenues:
Transaction fees	$867.1	$848.4	2%	$1,692.7	$1,658.0	2%
Foreign exchange revenues	249.6	246.0	1%	485.6	471.6	3%
Other revenues	15.4	14.4	7%	31.3	29.4	6%
Total revenues	$1,132.1	$1,108.8	2%	$2,209.6	$2,159.0	2%
Operating income	$257.5	$257.3	0%	$504.5	$524.4	(4)%
Operating income margin	23%	23%		23%	24%
Key indicator:
Consumer-to-Consumer transactions	63.96	60.26	6%	124.20	115.70	7%

The table below sets forth transaction and revenue changes by geographic region and westernunion.com compared to the corresponding period in the prior year and revenues as a percentage of consolidated revenue for the three and six months ended June 30, 2014.

	Three Months Ended June 30,	Six Months Ended June 30,
Consumer-to-Consumer transaction growth (a):
Europe and CIS	11%	11%
North America	3%	3%
Middle East and Africa	6%	7%
Asia Pacific ("APAC")	3%	5%
Latin America and the Caribbean ("LACA")	0%	3%
westernunion.com	46%	50%
Consumer-to-Consumer revenue growth/(decline) (a):
Europe and CIS	3%	2%
North America	1%	1%
Middle East and Africa	6%	5%
APAC	1%	1%
LACA	(13)%	(9)%
westernunion.com	31%	38%
Consumer-to-Consumer revenue as a percentage of consolidated revenue (a):
Europe and CIS	22%	21%
North America	19%	19%
Middle East and Africa	16%	16%
APAC	12%	12%
LACA	8%	8%
westernunion.com	4%	4%
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
Our consumers transferred $21.8 billion and $42.1 billion in Consumer-to-Consumer principal during the three and six months ended June 30, 2014, respectively, of which $19.7 billion and $38.0 billion related to cross-border principal, respectively. This represented increases of 6% and 7% for Consumer-to-Consumer principal and cross-border principal, respectively, for three months ended June 30, 2014, compared to the corresponding period in the prior year. For the six months ended June 30, 2014, both Consumer-to-Consumer principal and cross-border principal increased 7% compared to the corresponding period in the prior year.

Transaction fees and foreign exchange revenues
For both the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year, Consumer-to-Consumer money transfer revenue increased 2%, with more than half of this growth contributed by westernunion.com. For the three and six months ended June 30, 2014 compared to the same periods in the prior year, revenue increased primarily due to transaction growth of 6% and 7%, respectively, partially offset by geographic and product mix, price reductions, and the strengthening of the United States dollar compared to certain foreign currencies. The impact of price reductions was 1% and 2% of our Consumer-to-Consumer revenue for the three and six months ended June 30, 2014, respectively. The strengthening of the United States dollar compared to certain foreign currencies negatively impacted revenue growth by 1% for both the three and six months ended June 30, 2014.
Our Europe and CIS region experienced revenue growth of 3% and 2% for the three and six months ended June 30, 2014, compared to the corresponding periods in the prior year, respectively, due to transaction growth of 11% for both periods. Revenue was negatively impacted by geographic and product mix and price reductions, partially offset by the weakening of the United States dollar compared to most other foreign currencies in the region.
Our North America region experienced revenue growth of 1% for both the three and six months ended June 30, 2014, compared to the corresponding periods in the prior year, primarily due to transaction growth of 3% for both periods. The increase in revenue primarily resulted from transaction growth in our United States outbound and Mexico businesses. The differential between revenue and transaction growth in the region was primarily attributable to transaction growth in lower principal bands, which generate lower revenues per transaction, in our domestic business (transactions between and within the United States and Canada).
Our Middle East and Africa region experienced revenue growth of 6% and 5% for the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year on transaction growth of 6% and 7%, respectively. The increase in revenue for the three and six months ended June 30, 2014 was primarily driven by revenue growth in the United Arab Emirates and Saudi Arabia. Revenue was negatively impacted by price reductions for the six months ended June 30, 2014 compared to the same period in the prior year.
Our APAC region experienced revenue growth of 1% for both the three and six months ended June 30, 2014 compared to the same periods in the prior year on transaction growth of 3% and 5%, respectively. The increase in revenue for the three and six months ended June 30, 2014 was primarily driven by revenue growth in Japan and the Philippines. The differential between revenue and transaction growth in the region was primarily attributable to price reductions and the strengthening of the United States dollar compared to other foreign currencies in the region.
Our LACA region experienced revenue declines of 13% and 9% for the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year, respectively, on flat transactions and transaction growth of 3%, respectively. For the three and six months ended June 30, 2014, revenue was negatively impacted by government imposed restrictions on the market in Venezuela and the strengthening of the United States dollar compared to the Argentine peso and other foreign currencies in the region.
Westernunion.com experienced revenue growth of 31% and 38% for the three and six months ended June 30, 2014 compared to the same periods in the prior year, respectively, on transaction growth of 46% and 50%, respectively.
Foreign exchange revenues increased 1% and 3% for the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year, respectively, primarily due to increases in cross-border principal sent of 7% for both periods.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, have resulted in a reduction to revenues for the three and six months ended June 30, 2014 of $7.5 million and $20.0 million over the same periods in the previous year, respectively.
We have historically implemented and will likely implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term, but are done in anticipation that they will result in increased transaction volumes which may lead to increased revenues and operating income in these certain corridors thereafter.

Operating income
Consumer-to-Consumer operating income was flat and declined 4% during the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. Results for the three and six months ended June 30, 2014 were primarily due to higher agent commissions, which generally increase as revenue increases, including increases in agent commission rates in our walk-in services primarily due to the recent renewal of certain strategic agent agreements. For the three and six months ended June 30, 2014, these results were also due to negative currency impacts, including the effect of foreign currency hedges, partially offset by the revenue increases described above, and benefits from our productivity and cost-savings initiatives. Consumer-to-Consumer operating income for the six months ended June 30, 2014 was also impacted by increased compliance program costs. During the three months ended June 30, 2013, we incurred certain costs related to the expected extension of our settlement agreement with the State of Arizona, which was subsequently amended on January 31, 2014. The change in operating margins in the segment is due to these same factors.
Consumer-to-Business Segment
The following table sets forth our Consumer-to-Business segment results of operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Revenues:
Transaction fees	$139.4	$145.1	(4)%	$280.1	$290.9	(4)%
Foreign exchange and other revenues	6.5	7.9	(18)%	13.0	15.8	(18)%
Total revenues	$145.9	$153.0	(5)%	$293.1	$306.7	(4)%
Operating income	$23.6	$31.4	(25)%	$53.4	$69.3	(23)%
Operating income margin	16%	21%		18%	23%
Revenues
For the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year, Consumer-to-Business revenue decreased 5% and 4%, respectively, primarily due to the strengthening of the United States dollar against the Argentine peso, which negatively impacted our Consumer-to-Business revenue growth by 13% and 11%, respectively. Revenue was also negatively impacted by declines in our United States cash-based bill payments business, partially offset by growth in our United States electronic bill payments business.
Operating income
For the three and six months ended June 30, 2014, operating income decreased compared to the same period in the prior year primarily due to higher bank-related fees resulting from changes in funding in our growing United States electronic business as a result of increased credit card usage from our customers and larger principal transactions, in addition to the items which impacted revenues described earlier. The changes in operating margins in the segment are due to these same factors.

Business Solutions Segment
The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Revenues:
Foreign exchange revenues	$87.7	$88.7	(1)%	$178.1	$172.7	3%
Transaction fees and other revenues	10.5	9.6	9%	19.5	18.4	6%
Total revenues	$98.2	$98.3	0%	$197.6	$191.1	3%
Operating loss	$(3.3)	$(7.3)	*	$(6.9)	$(13.5)	*
Operating loss margin	(3)%	(7)%		(3)%	(7)%
____________________

*	Calculation not meaningful
Revenues
For the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year, Business Solutions revenue was flat and grew 3%, respectively. Revenue increased for the six months ended June 30, 2014 due to increased use of hedging products by our customers, partially offset by the strengthening of the United States dollar against certain foreign currencies, which negatively impacted revenue growth by 2%. We believe that revenue for the three months ended June 30, 2014 was negatively impacted by lower currency volatility compared to the same period in the prior year as well as some sales execution challenges.
Operating loss
For the three and six months ended June 30, 2014, operating loss decreased compared to the same periods in the prior year due to decreased TGBP integration expenses. Operating loss for the six months ended June 30, 2014 also declined due to the revenue increase described above. The changes in operating loss margins in the segment are due to these same factors.
Other
The following table sets forth Other results for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Revenues	$29.4	$25.8	14%	$56.1	$54.5	3%
Operating income/(loss)	$0.5	$(4.6)	*	$(0.7)	$(6.5)	*
____________________

*	Calculation not meaningful
Revenues
Other revenue increased for the three and six months ended June 30, 2014 compared to the same periods in the prior year due to increases in our retail walk-in foreign exchange business resulting from our acquisition of Fitta, partially offset by declines in our prepaid business.
Operating income/(loss)
During the three and six months ended June 30, 2014 compared to the corresponding periods in the prior year, operating loss decreased due to benefits from our productivity and cost-savings initiatives, and the revenue increases described above.

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
We believe we have adequate liquidity to meet our business needs through our existing cash balances and our ability to generate cash flows through operations. These business needs include approximately $100 million of remaining tax payments, plus additional accrued interest, we expect to make as a result of the IRS Agreement, which we anticipate paying in 2015 and beyond. In addition, we also believe we have adequate liquidity to pay dividends and make anticipated share repurchases. We have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in January 2017. As of June 30, 2014, we had no outstanding borrowings under our Revolving Credit Facility and had $35.0 million of commercial paper borrowings outstanding, which left $1,615.0 million remaining that was available to borrow on the Revolving Credit Facility for other purposes.
Cash and Investment Securities
As of June 30, 2014, we had cash and cash equivalents of $1.6 billion, of which approximately $1.2 billion was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.
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
Investment securities, classified within "Settlement assets," were $1.2 billion as of June 30, 2014. Substantially all of these investments are highly-rated state and municipal debt securities, including variable rate demand notes. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations.
Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of June 30, 2014, the majority of our investment securities had credit ratings of "AA-" or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of June 30, 2014, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities
Cash provided by operating activities decreased to $450.1 million during the six months ended June 30, 2014, from $477.5 million in the comparable period in the prior year.
Financing Resources
As of June 30, 2014, we have outstanding borrowings at par value of $3,765.6 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2015 to 2040, and our borrowings also include our floating rate notes due in 2015. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the six months ended June 30, 2014, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.
Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. During the three and six months ended June 30, 2014, the average commercial paper balance outstanding was $9.8 million and $21.2 million, respectively, and the maximum balance outstanding was $150.0 million and $200.0 million, respectively. We had $35.0 million of commercial paper borrowings outstanding as of June 30, 2014. We had no commercial paper borrowings outstanding as of June 30, 2013. Proceeds from our commercial paper borrowings were used for general corporate purposes.
Cash Priorities
Liquidity
Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.
Capital Expenditures
The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $96.3 million and $106.7 million for the six months ended June 30, 2014 and 2013, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends
During the six months ended June 30, 2014 and 2013, 19.7 million and 21.1 million shares, respectively, were repurchased for $323.1 million and $314.5 million, respectively, excluding commissions, at an average cost of $16.39 and $14.90 per share, respectively. As of June 30, 2014, $176.9 million remains available under a share repurchase authorization approved by our Board of Directors through June 30, 2015.
Our Board of Directors declared quarterly cash dividends of $0.125 per common share in both the first and second quarters of 2014, representing $134.4 million in total dividends.
On July 15, 2014, our Board of Directors declared a quarterly cash dividend of $0.125 per common share payable on September 30, 2014.
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
Pension Plan
We have a frozen defined benefit pension plan (the "Plan") for which we had a recorded unfunded pension obligation of $59.9 million as of June 30, 2014. We are required to fund approximately $13 million to the Plan in 2014, of which approximately $7 million was contributed during the six months ended June 30, 2014.
Other Commercial Commitments
We had approximately $235 million in outstanding letters of credit and bank guarantees as of June 30, 2014. The letters of credit and bank guarantees are primarily held in connection with lease arrangements, certain agent agreements, and in relation to an uncertain tax position. The letters of credit and bank guarantees have expiration dates through 2018, with the majority having a one-year renewal option, except for the bank guarantee related to the uncertain tax position, which will expire upon resolution of this matter. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
As of June 30, 2014, our total amount of unrecognized income tax benefits was $133.8 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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
Foreign Currency Exchange Rates
We provide Consumer-to-Consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the vast majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to approximately one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency, helping to provide protection against currency fluctuations. We promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on Consumer-to-Consumer revenues denominated primarily in the euro, and to a lesser degree the Canadian dollar, British pound, Australian dollar, Swiss franc, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international Consumer-to-Consumer operations.

We have operations in countries where government-imposed restrictions limit the transfer of cash outside the country. In Argentina, our money transfer and bill payment operations together represent less than 5% of our total consolidated revenues for the three and six months ended June 30, 2014. However, as of June 30, 2014, approximately $45 million in cash and cash equivalents denominated in the Argentine peso continues to be held in Argentina. The impact of changes in the official Argentine peso exchange rate on our cash and cash equivalents is immediately reflected in net income for our money transfer operations, whereas this impact is reflected in other comprehensive income for our bill payment operations. The continued devaluation of the Argentine peso and additional limits on returning excess cash balances could further adversely affect future distributions or their value and our results of operations.

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
As of December 31, 2013, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $41 million based on our 2014 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of June 30, 2014 is not materially different based on our forecast of unhedged exposure to foreign currency through June 30, 2014. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates
We invest in several types of interest bearing assets, with a total value as of June 30, 2014 of $2.9 billion. Approximately $1.8 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.
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
As of June 30, 2014, we had $250.0 million of floating rate notes, which had an effective interest rate of 1.2% or 1% above three-month LIBOR. Additionally, $1,050.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR. Borrowings under our commercial paper program have a short maturity and, therefore, are effectively considered floating rate borrowings. Commercial paper borrowings of $35.0 million were outstanding as of June 30, 2014.
We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of June 30, 2014, our weighted-average effective rate on total borrowings was approximately 4.4%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $13 million annually based on borrowings on June 30, 2014 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2014 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $18 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
Credit Risk
As of June 30, 2014, the majority of our investment securities had credit ratings of "AA-" or better from a major credit rating agency.
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
New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the potential impact that the adoption of this standard will have on our financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP
Denver, Colorado
July 31, 2014

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

United States Department of Justice Investigations

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO-CDCA") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO-CDCA seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering ("AML") compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company is cooperating fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”) seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) (“Hong Fai”), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government has interviewed several current Western Union employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company is cooperating fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. The government has also notified the Company that it is a target of the investigation. The investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company is cooperating fully with the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

Other Governmental Investigations

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

The Company has had discussions with the United States Federal Trade Commission (the "FTC") regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a civil investigative demand from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the agreement and settlement (the "Southwest Border Agreement") Western Union Financial Services, Inc. entered into with the State of Arizona on February 11, 2010, as amended, including information the Company provided to the monitor and any reports prepared by the monitor, and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC's request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. On February 21, 2014, the Company received another civil investigative demand from the FTC requesting the production of all documents relating to complaints made to the Company by or on behalf of consumers relating to fraud-induced money transfers that were sent from or received in the United States since January 1, 2004, except for documents that were already produced to the FTC in response to the first civil investigative demand. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.

Shareholder Actions

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

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of the Southwest Border Agreement, including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with the City of Taylor Police and Fire Retirement System lawsuit. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties' joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below.

On January 19, 2014, Stanley Lieblein filed a shareholder derivative complaint in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but two of its current directors as individual defendants and the Company as a nominal defendant. The allegations and claims in this lawsuit are similar to those made in the Gordon lawsuit but relate to a longer period - April 27, 2010 through October 30, 2012. The complaint asserts claims for violations of section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 against the Company’s President and Chief Executive Officer and the former executive officer in connection with the Company’s repurchase of its stock at an alleged cost of $1.557 billion; for violations of section 20(a) of the Exchange Act and waste of corporate assets against the director defendants in connection with the Company’s stock repurchases; for breaches of fiduciary duty against all of the individual defendants; for unjust enrichment against all of the individual defendants relating to their receipt of compensation; and for misappropriation of information and insider trading against the former executive officer. The claims are based on allegations that the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding, among other things, the effects of the Southwest Border Agreement (including regarding the anticipated costs of compliance with the Southwest Border Agreement and potential effects on business operations), Company projections and trends and the adequacy of internal controls.

On February 11, 2014, R. Andre Klein filed a shareholder derivative complaint in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but two of its current directors as individual defendants and the Company as a nominal defendant. The allegations and claims in this lawsuit are similar to those in the Lieblein lawsuit and relate to the same period - April 27, 2010 through October 30, 2012. The complaint asserts claims for violations of section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 against the Company’s President and Chief Executive Officer and the former executive officer in connection with the Company’s repurchase of its stock at an alleged cost of $1.557 billion; for violations of section 20(a) of the Exchange Act against the director defendants in connection with the Company’s stock repurchases; for breaches of fiduciary duty against all of the individual defendants; for unjust enrichment against all of the individual defendants relating to their receipt of compensation; for abuse of control and gross mismanagement against all of the individual defendants; and for misappropriation of information and insider trading against the former executive officer of the Company. The claims are based on allegations that the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding, among other things, the effects of the Southwest Border Agreement (including regarding the anticipated costs of compliance with the Southwest Border Agreement and potential effects on business operations), Company projections and trends and the adequacy of internal controls.

On February 20, 2014, City of Cambridge Retirement System filed a Verified Shareholder Derivative Complaint and Jury Demand in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, another current executive officer, two of its former executive officers, one of its former directors, and all but two of its current directors as individual defendants and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty against the individual defendants, violation of section 14(a) of the Exchange Act against the director defendants, violation of Securities and Exchange Commission rule 10b-5 against the Company’s President and Chief Executive Officer and one of the former executive officers and violation of section 20(a) of the Exchange Act against the director defendants and one of the former executive officers. The claims are based on, among other things, allegations that the director defendants affirmatively declined to stop and prevent the Company’s non-compliance with state and federal AML laws and regulations after receiving red flags indicating prolonged willful illegality, reappointed the same directors to the Company’s Audit Committee between 2006 and 2014 and awarded excessive compensation packages to Western Union’s senior executives despite the executives' responsibility for the Company’s non-compliance with state and federal AML laws. The complaint also alleges that between 2009 and 2013, the director defendants caused the Company to issue proxy statements that contained materially incomplete and inaccurate disclosures, including that the Company’s financial results depended on the non-compliance with AML requirements; the Board was aware of regulatory and criminal enforcement actions and that the directors were not curing violations; the extent to which the Board considered increasing red flags in their determination to re-nominate certain directors to the Audit Committee; and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding compensation to senior executives. The complaint further alleges that the officer defendants caused the Company to willfully ignore the mandatory recording and reporting requirements of the Bank Secrecy Act and similar state laws and authorized and implemented policies and practices they knew or should have known to be inadequate for monitoring and enforcing compliance with those requirements. In addition, the complaint alleges that between April 27, 2010 and October 30, 2012, the Company’s President and Chief Executive Officer and one of the former executive officers made or participated in the preparation and dissemination of materially false and misleading statements or failed to make adequate disclosures regarding, among other things, the Company’s cooperation with the Southwest Border Monitor and progress in improving its AML monitoring program, and that they profited from those statements through insider stock sales at artificially inflated stock prices and caused the Company to suffer damages via the repurchase of its stock.

On February 26, 2014, Mayar Fund Ltd filed a Verified Shareholder Derivative Complaint in the United States District Court for the District of Colorado naming the Company's President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts causes of action against all defendants for violation of section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5; the former executive officer for breach of fiduciary duty for misappropriation of material, non-public information; all defendants for breach of fiduciary duty; the Company's President and Chief Executive Officer and the former executive officers for unjust enrichment; and all defendants for corporate waste. The causes of action asserted in the complaint are based on allegations that the individual defendants caused the Company to issue false statements or failed to disclose adverse facts about the Company, caused the Company to pay artificially inflated prices to repurchase stock, failed to supervise the Company and failed to ensure that the Company's AML policies were effective and that the Company was complying with AML laws and regulations. Plaintiff also alleges that the Company's President and Chief Executive Officer and the former executive officer received excessive compensation based on inaccurate financial statements and that the former executive officer sold stock at artificially high prices based on material, non-public information.

On February 28, 2014, the Louisiana Municipal Police Employees' Retirement System filed a Verified Shareholder Derivative Complaint and Jury Demand in the United States District Court for the District of Colorado naming the Company's President and Chief Executive Officer, two of its former executive officers, one of its former directors, and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts causes of action against the individual defendants for breach of fiduciary duty; the director defendants for violation of section 14(a) of the Exchange Act; the Company's President and Chief Executive Officer and one of the former executive officers for violation of Securities and Exchange Commission rule 10b-5; and the director defendants and one of the former executive officers for violation of section 20(a) of the Exchange Act. The causes of action are based on allegations that are similar to those in the City of Cambridge Retirement System lawsuit.

On March 7, 2014, MARTA/ATU Local 732 Employees Retirement Plan filed a Verified Shareholder Derivative Complaint in the United States District Court for the District of Colorado naming the Company's President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts causes of action against the Company's President and Chief Executive Officer and the former executive officer for violation of section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5; the director defendants for violation of section 20(a) of the Exchange Act; the individual defendants for breach of fiduciary duties, unjust enrichment and waste of corporate assets; and the former executive officer for misappropriation of information and insider trading. The causes of action are based on allegations that are similar to those in the Lieblein lawsuit.

All of the actions described above under "Shareholder Actions" are in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

Other Matters

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2014:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - 30	16,762	$15.76	—	$320.4
May 1 - 31	2,037,065	$16.18	2,034,276	$287.5
June 1 - 30	6,765,649	$16.37	6,759,779	$176.9
Total	8,819,476	$16.32	8,794,055
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 11, 2014, the Board of Directors authorized $500 million of common stock repurchases through June 30, 2015, of which $176.9 million remained available as of June 30, 2014. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	July 31, 2014	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2014	By:	/S/ RAJESH K. AGRAWAL
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 31, 2014	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Order Granting Stipulated Motion to Extend Deadline for Separate Agreements issued April 14, 2014 by the Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).

10.2
Amendment No. 1, dated as of June 5, 2014, to the Credit Agreement, dated as of September 23, 2011, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association in its capacity as the swing line bank, Wells Fargo Bank, National Association, Citibank, N.A. and JPMorgan Chase Bank, N. A., in their respective capacities as issuing lenders, Citibank N.A. and JPMorgan Chase Bank, N.A., as syndication agents, Bank of America N.A., Barclays Bank PLC and U.S. Bank National Association, as documentation agents, and Wells Fargo Bank, National Association, as administrative agent.

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