Form 10-Q
period 2014-09-30
Western Union CO
filed 2014-10-30
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 24, 2014, 522,627,069 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Transaction fees	$1,040.8	$1,029.9	$3,057.7	$3,024.2
Foreign exchange revenues	360.6	347.7	1,034.2	998.1
Other revenues	39.5	31.2	105.4	97.8
Total revenues	1,440.9	1,408.8	4,197.3	4,120.1
Expenses:
Cost of services	840.5	818.2	2,465.5	2,389.3
Selling, general and administrative	286.3	295.3	867.4	861.8
Total expenses	1,126.8	1,113.5	3,332.9	3,251.1
Operating income	314.1	295.3	864.4	869.0
Other income/(expense):
Interest income	1.8	4.6	9.4	5.7
Interest expense	(43.2)	(48.8)	(134.2)	(145.7)
Derivative gains/(losses), net	0.5	(0.9)	(2.1)	(0.6)
Other income/(expense), net	(0.4)	1.5	(5.2)	5.7
Total other expense, net	(41.3)	(43.6)	(132.1)	(134.9)
Income before income taxes	272.8	251.7	732.3	734.1
Provision for income taxes	38.7	37.3	101.4	109.1
Net income	$234.1	$214.4	$630.9	$625.0
Earnings per share:
Basic	$0.44	$0.39	$1.17	$1.12
Diluted	$0.44	$0.39	$1.17	$1.11
Weighted-average shares outstanding:
Basic	527.8	552.1	537.0	558.5
Diluted	531.2	555.8	540.1	561.3
Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$234.1	$214.4	$630.9	$625.0
Other comprehensive income/(loss), net of tax (Note 9):
Unrealized gains/(losses) on investment securities	(1.4)	(0.2)	5.3	(3.7)
Unrealized gains/(losses) on hedging activities	52.4	(25.9)	56.2	(6.9)
Foreign currency translation adjustments	(1.2)	(2.8)	(8.4)	(8.5)
Defined benefit pension plan adjustments	1.8	1.9	5.0	6.4
Total other comprehensive income/(loss)	51.6	(27.0)	58.1	(12.7)
Comprehensive income	$285.7	$187.4	$689.0	$612.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,667.4	$2,073.1
Settlement assets	3,465.8	3,270.4
Property and equipment, net of accumulated depreciation of $466.4 and $428.6, respectively	205.7	209.9
Goodwill	3,169.5	3,172.0
Other intangible assets, net of accumulated amortization of $797.3 and $672.3, respectively	768.9	833.8
Other assets	569.3	562.1
Total assets	$9,846.6	$10,121.3
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$596.1	$638.9
Settlement obligations	3,465.8	3,270.4
Income taxes payable	201.5	216.9
Deferred tax liability, net	296.0	319.2
Borrowings	3,714.2	4,213.0
Other liabilities	393.3	358.2
Total liabilities	8,666.9	9,016.6

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 523.6 shares and 548.8 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	5.2	5.5
Capital surplus	429.2	390.9
Retained earnings	856.2	877.3
Accumulated other comprehensive loss	(110.9)	(169.0)
Total stockholders' equity	1,179.7	1,104.7
Total liabilities and stockholders' equity	$9,846.6	$10,121.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$630.9	$625.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.5	47.5
Amortization	152.9	150.4
Other non-cash items, net	7.5	10.5
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(16.0)	(30.5)
Accounts payable and accrued liabilities	(47.1)	46.8
Income taxes payable	(6.2)	(25.2)
Other liabilities	3.8	(13.6)
Net cash provided by operating activities	775.3	810.9
Cash flows from investing activities
Capitalization of contract costs	(49.0)	(68.9)
Capitalization of purchased and developed software	(29.4)	(36.6)
Purchases of property and equipment	(50.9)	(60.7)
Acquisition of business (Note 3)	(10.6)	—
Purchases of non-settlement related investments	—	(100.0)
Proceeds from sale of non-settlement related investments	100.2	—
Net cash used in investing activities	(39.7)	(266.2)
Cash flows from financing activities
Proceeds from exercise of options	8.6	21.4
Cash dividends paid	(199.9)	(208.6)
Common stock repurchased (Note 9)	(450.0)	(340.6)
Net proceeds from issuance of borrowings	—	249.3
Principal payments on borrowings	(500.0)	(300.0)
Net cash used in financing activities	(1,141.3)	(578.5)
Net change in cash and cash equivalents	(405.7)	(33.8)
Cash and cash equivalents at beginning of period	2,073.1	1,776.5
Cash and cash equivalents at end of period	$1,667.4	$1,742.7
Supplemental cash flow information:
Interest paid	$97.6	$112.3
Income taxes paid	$131.3	$136.0

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of September 30, 2014, the amount of net assets subject to these limitations totaled approximately $300 million.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for the three and nine months ended September 30, 2014.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of September 30, 2014 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

For the three months ended September 30, 2014 and 2013, there were 14.2 million and 15.7 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the nine months ended September 30, 2014 and 2013, there were 16.3 million and 22.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	527.8	552.1	537.0	558.5
Common stock equivalents	3.4	3.7	3.1	2.8
Diluted weighted-average shares outstanding	531.2	555.8	540.1	561.3

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
4.  Productivity and Cost-Savings Initiatives Expenses
In the fourth quarter of 2012 and throughout 2013, the Company implemented initiatives to improve productivity and reduce costs. The following table summarizes the activity for the employee termination benefits and other costs related to the productivity and cost-savings initiatives accruals as of and for the nine months ended September 30, 2014 (in millions):

	Severance, Outplacement and Related Benefits	Other (a)	Total
Balance, December 31, 2013	$45.4	$1.0	$46.4
Cash payments	(34.3)	(1.0)	(35.3)
Balance, September 30, 2014	$11.1	$—	$11.1
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

The following table presents expenses related to productivity and cost-savings initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Cost of services	$4.5	$13.9
Selling, general and administrative	1.7	10.0
Total expenses, pre-tax	$6.2	$23.9
Total expenses, net of tax	$4.3	$16.6

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes expenses related to productivity and cost-savings initiatives incurred by reportable segment during the three and nine months ended September 30, 2013 (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
First quarter 2013	$3.2	$0.5	$—	$0.5	$4.2
Second quarter 2013	11.7	1.4	0.1	0.3	13.5
Third quarter 2013	5.5	0.5	0.1	0.1	6.2
Total expenses	$20.4	$2.4	$0.2	$0.9	$23.9

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
The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
September 30, 2014	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$974.3	$—	$974.3
State and municipal variable rate demand notes	—	412.4	—	412.4
Other debt securities	—	9.4	—	9.4
Other assets:
Derivatives	—	333.7	—	333.7
Total assets	$—	$1,729.8	$—	$1,729.8
Liabilities:
Notes and other borrowings	$—	$3,916.7	$—	$3,916.7
Derivatives	—	260.5	—	260.5
Total liabilities	$—	$4,177.2	$—	$4,177.2

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$874.2	$—	$874.2
State and municipal variable rate demand notes	—	865.0	—	865.0
Other debt securities	—	11.3	—	11.3
Other assets:
Short-term bond mutual fund	100.2	—	—	100.2
Derivatives	—	224.3	—	224.3
Total assets	$100.2	$1,974.8	$—	$2,075.0
Liabilities:
Notes and other borrowings	$—	$4,343.2	$—	$4,343.2
Derivatives	—	223.4	—	223.4
Total liabilities	$—	$4,566.6	$—	$4,566.6

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2014, except those associated with acquisitions. The valuation of assets acquired, as disclosed in Note 3, was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation. No non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2013.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The aggregate fair value of the Company's borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Condensed Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,714.2 million and $4,213.0 million as of September 30, 2014 and December 31, 2013, respectively (see Note 12).

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $215 million in outstanding letters of credit and bank guarantees as of September 30, 2014. The letters of credit and bank guarantees are primarily held in connection with lease arrangements, certain agent agreements, and in relation to an uncertain tax position. The letters of credit and bank guarantees have expiration dates through 2018, with the majority having a one-year renewal option, except for the bank guarantee related to the uncertain tax position, which will expire upon resolution of this matter. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

The Company is subject to certain claims and litigation, including but not limited to those discussed below:

State of Arizona Agreement and Settlement

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed an agreement and settlement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. In October 2014, the Superior Court of the State of Arizona In and For the County of Maricopa approved the removal of the Monitor and the appointment of a replacement Monitor. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of recommendations related to the Company's compliance programs, which also related to our Business Solutions business.

On January 31, 2014, the Southwest Border Agreement was amended to extend its term until December 31, 2017 (the "Amendment") and imposes obligations on the Company and WUFSI in connection with WUFSI’s anti-money laundering ("AML") compliance programs and cooperation with law enforcement. In particular, the Amendment requires WUFSI to continue implementing the primary and secondary recommendations made by the Monitor appointed pursuant to the Southwest Border Agreement related to WUFSI’s AML compliance program, and includes, among other things, timeframes for implementing such primary and secondary recommendations. Under the Amendment, the Monitor may make additional primary recommendations until January 1, 2015, and additional secondary recommendations until January 31, 2017. After these dates, the Monitor may only make additional primary or secondary recommendations, as applicable, that meet certain requirements as set forth in the Amendment. Primary recommendations may also be re-classified as secondary recommendations.

The Amendment provides that if WUFSI is unable to implement an effective AML compliance program along the U.S. and Mexico border, as determined by the Monitor and subject to limited judicial review, within the timeframes to implement the Monitor’s primary recommendations, the State may, within 180 days after the Monitor delivers its final report on the primary recommendations on December 31, 2016, and subsequent to any judicial review of the Monitor’s findings, elect one, and only one, of the following remedies: (i) assert a willful and material breach of the Southwest Border Agreement and pursue remedies under the Southwest Border Agreement, which could include initiating civil or criminal actions; or (ii) require WUFSI to pay (a) $50 million plus (b) $1 million per primary recommendation or group of primary recommendations that WUFSI fails to implement successfully. There are currently more than 70 primary recommendations and groups of primary recommendations.

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

If, at the conclusion of the timeframe to implement the secondary recommendations on December 31, 2017, the Monitor concludes that WUFSI has not implemented an effective AML compliance program along the U.S. and Mexico border, the State cannot assert a willful and material breach of the Southwest Border Agreement but may require WUFSI to pay an additional $25 million. Additionally, if the Monitor determines that WUFSI has implemented an effective AML compliance program along the U.S. and Mexico border but has not implemented some of the Monitor’s secondary recommendations or groups of secondary recommendations that were originally classified as primary recommendations or groups of primary recommendations on the date of the Amendment, the State may require WUFSI to pay $500,000 per such secondary recommendation or group of recommendations. There is no monetary penalty associated with secondary recommendations that are classified as such on the date of the Amendment or any new secondary recommendations that the Monitor makes after the date of the Amendment.

The Amendment requires WUFSI to continue funding the Monitor’s reasonable expenses in $500,000 increments as requested by the Monitor. The Amendment also requires WUFSI to make a one-time payment of $250,000, which was paid in March 2014, and thereafter $150,000 per month for five years to fund the activities and expenses of a money transfer transaction data analysis center formed by WUFSI and a Financial Crimes Task Force comprised of federal, state and local law enforcement representatives, including those from the State. In addition, California, Texas, and New Mexico are also participating in the money transfer transaction data analysis center.

The changes in WUFSI’s AML program required by the Southwest Border Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, if WUFSI is not able to implement a successful AML compliance program along the U.S. and Mexico border or timely implement a substantial portion of the Monitor’s primary recommendations, each as determined by the Monitor, pursuit by the State of remedies under the Southwest Border Agreement, including the Amendment, could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Shareholder Action and Other Matters

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

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

In August 2013, the Consumer Financial Protection Bureau (the “CFPB”) served Paymap, Inc. (“Paymap”), a subsidiary of the Company which operates solely in the United States, with a civil investigative demand requesting information and documents about Paymap’s Equity Accelerator service, which is designed to help consumers pay off their mortgages more quickly. The CFPB’s investigation sought to determine whether Paymap’s marketing of the Equity Accelerator service violated the Consumer Financial Protection Act’s prohibition against unfair, deceptive and abusive acts and practices (“UDAAP”). The Company cooperated with the investigation. After reviewing information and documents provided by the Company, in August 2014, the CFPB advised the Company of its view that certain aspects of Paymap’s marketing violated UDAAP.  The Company has advised the CFPB that it disagrees with the CFPB’s position. The Company is in discussions with the CFPB and is seeking to reach an appropriate resolution of this matter. Due to the early stage of the discussions, the Company is unable to predict whether the CFPB will institute an enforcement action to bring any claims against the Company as a result of the investigation, or the possible range of loss, if any, which could be associated with such an action. Should the CFPB institute an enforcement action against the Company, the Company could face significant restitution payments to certain Equity Accelerator consumers, civil money penalties, or regulatory consequences that could have a material adverse effect on the Company’s business, financial condition and results of operations.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. The plaintiff has not sought and the Court has not granted class certification. The Company intends to vigorously defend itself in this matter. However, due to the preliminary stage of the lawsuit and the uncertainty as to whether it will ever be certified as a class action, the potential outcome cannot be determined.

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

7.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended September 30, 2014 and 2013 totaled $18.1 million and $16.8 million, respectively, and $51.3 million and $48.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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
Settlement assets and obligations consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Settlement assets:
Cash and cash equivalents	$892.1	$538.6
Receivables from selling agents and Business Solutions customers	1,177.6	981.3
Investment securities	1,396.1	1,750.5
	$3,465.8	$3,270.4
Settlement obligations:
Money transfer, money order and payment service payables	$2,485.3	$2,376.6
Payables to agents	980.5	893.8
	$3,465.8	$3,270.4
Investment securities included in "Settlement assets" in the Company's Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2050. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold specific highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.
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
The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification. As of September 30, 2014, the majority of the Company's investment securities had credit ratings of "AA-" or better from a major credit rating agency.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2014 and 2013 were $13.3 billion and $14.3 billion, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

September 30, 2014	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
State and municipal debt securities (a)	$959.6	$974.3	$15.5	$(0.8)	$14.7
State and municipal variable rate demand notes	412.4	412.4	—	—	—
Other debt securities	9.4	9.4	—	—	—
	$1,381.4	$1,396.1	$15.5	$(0.8)	$14.7

December 31, 2013	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
State and municipal debt securities (a)	$868.1	$874.2	$7.8	$(1.7)	$6.1
State and municipal variable rate demand notes	865.0	865.0	—	—	—
Other debt securities	11.2	11.3	0.1	—	0.1
	$1,744.3	$1,750.5	$7.9	$(1.7)	$6.2
Other assets:
Short-term bond mutual fund	100.0	100.2	0.2	—	0.2
	$1,844.3	$1,850.7	$8.1	$(1.7)	$6.4
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of settlement-related debt securities as of September 30, 2014 (in millions):

Fair Value
Due within 1 year	$131.3
Due after 1 year through 5 years	487.0
Due after 5 years through 10 years	384.3
Due after 10 years	393.5
$1,396.1
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $20.1 million and $392.3 million, are included in the "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. Stockholders' Equity
The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items noted below within the Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unrealized gains on investment securities, beginning of period	$10.8	$4.2	$4.1	$7.7
Unrealized gains/(losses)	2.7	1.8	16.5	(0.2)
Tax expense	(1.0)	(0.8)	(6.0)	—
Reclassification of gains into "Other revenues"	(5.0)	(2.0)	(8.0)	(5.6)
Reclassification of gains into "Interest income"	—	—	(0.2)	—
Tax expense related to reclassifications	1.9	0.8	3.0	2.1
Net unrealized gains/(losses) on investment securities	(1.4)	(0.2)	5.3	(3.7)
Unrealized gains on investment securities, end of period	$9.4	$4.0	$9.4	$4.0

Unrealized losses on hedging activities, beginning of period	$(29.2)	$(2.9)	$(33.0)	$(21.9)
Unrealized gains/(losses)	50.9	(27.0)	49.5	1.2
Tax (expense)/benefit	(2.0)	4.0	(2.2)	(1.3)
Reclassification of (gains)/losses into "Transaction fees"	2.3	(3.1)	5.2	(7.6)
Reclassification of (gains)/losses into "Foreign exchange revenues"	0.8	(1.1)	1.9	(2.8)
Reclassification of losses into "Interest expense"	0.9	0.9	2.7	2.7
Tax expense/(benefit) related to reclassifications	(0.5)	0.4	(0.9)	0.9
Net unrealized gains/(losses) on hedging activities	52.4	(25.9)	56.2	(6.9)
Unrealized gains/(losses) on hedging activities, end of period	$23.2	$(28.8)	$23.2	$(28.8)

Foreign currency translation adjustments, beginning of period	$(28.8)	$(14.2)	$(21.6)	$(8.5)
Foreign currency translation adjustments	(2.1)	(4.3)	(13.2)	(10.6)
Tax benefit	0.9	1.5	4.8	2.1
Net foreign currency translation adjustments	(1.2)	(2.8)	(8.4)	(8.5)
Foreign currency translation adjustments, end of period	$(30.0)	$(17.0)	$(30.0)	$(17.0)

Defined benefit pension plan adjustments, beginning of period	$(115.3)	$(125.4)	$(118.5)	$(129.9)
Reclassification of losses into "Cost of services"	2.6	3.1	7.8	9.3
Tax benefit related to reclassifications and other	(0.8)	(1.2)	(2.8)	(2.9)
Net defined benefit pension plan adjustments	1.8	1.9	5.0	6.4
Defined benefit pension plan adjustments, end of period	$(113.5)	$(123.5)	$(113.5)	$(123.5)
Accumulated other comprehensive loss, end of period	$(110.9)	$(165.3)	$(110.9)	$(165.3)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid
The Company's Board of Directors declared quarterly cash dividends of $0.125 per common share in each of the first three quarters of 2014, representing $199.9 million in total dividends. Of this amount, $65.5 million was paid on September 30, 2014, $66.8 million was paid on June 30, 2014 and approximately $67.6 million was paid on March 31, 2014. The Company's Board of Directors declared quarterly cash dividends of $0.125 per common share in each of the first three quarters of 2013, representing $208.6 million in total dividends. Of this amount, approximately $69.0 million was paid on September 30, 2013, approximately $69.3 million was paid on June 28, 2013 and $70.3 million was paid on March 29, 2013.
Share Repurchases
During the nine months ended September 30, 2014 and 2013, 26.8 million and 22.2 million shares, respectively, were repurchased for $445.0 million and $334.5 million, respectively, excluding commissions, at an average cost of $16.62 and $15.05 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of September 30, 2014, $55.0 million remained available under the share repurchase authorization approved by the Company's Board of Directors through June 30, 2015. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization, described earlier, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Employee Benefit Plan
The Company has a frozen defined benefit pension plan (the "Plan") for which it had a recorded unfunded pension obligation of $55.3 million and $70.4 million as of September 30, 2014 and December 31, 2013, respectively, included in "Other liabilities" in the Condensed Consolidated Balance Sheets. The Company is required to fund approximately $13 million to the Plan in 2014, of which approximately $10 million was contributed during the nine months ended September 30, 2014.
The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$3.4	$3.0	$10.2	$9.1
Expected return on plan assets	(5.1)	(5.2)	(15.2)	(15.6)
Amortization of actuarial loss	2.6	3.1	7.8	9.3
Net periodic benefit cost	$0.9	$0.9	$2.8	$2.8

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of September 30, 2014, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of September 30, 2014 were as follows (in millions):

Contracts designated as hedges:
Euro	$397.7
Canadian dollar	118.4
British pound	78.9
Australian dollar	53.4
Swiss franc	44.6
Other	88.8
Contracts not designated as hedges:
Euro	$301.6
Canadian dollar	61.4
British pound	60.5
Australian dollar	29.3
Other (a)	162.8
____________________

(a)	Comprised of exposures to 16 different currencies. None of these individual currency exposures is greater than $20 million.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Business Solutions
The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency Business Solutions payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $94.4 million and $92.2 million for the three months ended September 30, 2014 and 2013, respectively, and $272.5 million and $264.9 million for the nine months ended September 30, 2014 and 2013, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.
The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of September 30, 2014 were approximately $6 billion. The significant majority of customer contracts are written in major currencies such as the Canadian dollar, euro, Australian dollar, and British pound.
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
The Company held interest rate swaps in an aggregate notional amount of $1,225.0 million and $1,550.0 million as of September 30, 2014 and December 31, 2013, respectively. Of this aggregate notional amount held at September 30, 2014, $250.0 million related to notes due in 2015, $500.0 million related to notes due in 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$2.8	$11.4	Other liabilities	$5.9	$7.8
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	41.3	11.1	Other liabilities	4.0	27.7
Total		$44.1	$22.5		$9.9	$35.5
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$284.0	$201.2	Other liabilities	$248.9	$186.2
Foreign currency — Consumer-to-Consumer	Other assets	5.6	0.6	Other liabilities	1.7	1.7
Total		$289.6	$201.8		$250.6	$187.9
Total derivatives		$333.7	$224.3		$260.5	$223.4
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2014 and December 31, 2013 (in millions):
Offsetting of Derivative Assets

September 30, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$182.3	$—	$182.3	$(105.2)	$77.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	151.4
Total	$333.7

December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$118.4	$—	$118.4	$(93.3)	$25.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	105.9
Total	$224.3
Offsetting of Derivative Liabilities

September 30, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$134.3	$—	$134.3	$(105.2)	$29.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	126.2
Total	$260.5

December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$146.1	$—	$146.1	$(93.3)	$52.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	77.3
Total	$223.4

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and nine months ended September 30, 2014 and 2013:
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended September 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		September 30, 2014	September 30, 2013	Hedged Item		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Interest rate contracts	Interest expense	$(2.6)	$3.1	Fixed-rate debt	Interest expense	$5.6	$(0.6)	Interest expense	$(0.1)	$—
Total gain/ (loss)		$(2.6)	$3.1			$5.6	$(0.6)		$(0.1)	$—
The following table presents the location and amount of gains/(losses) from fair value hedges for the nine months ended September 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		September 30, 2014	September 30, 2013	Hedged Item		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Interest rate contracts	Interest expense	$8.2	$(5.0)	Fixed-rate debt	Interest expense	$1.1	$12.9	Interest expense	$(0.4)	$—
Total gain/ (loss)		$8.2	$(5.0)			$1.1	$12.9		$(0.4)	$—
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended September 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Foreign currency contracts	$50.9	$(27.0)	Revenue	$(3.1)	$4.2	Derivative gains/(losses), net	$(1.8)	$0.3
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$50.9	$(27.0)		$(4.0)	$3.3		$(1.8)	$0.3

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the nine months ended September 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Foreign currency contracts	$49.5	$1.2	Revenue	$(7.1)	$10.4	Derivative gains/(losses), net	$(3.4)	$—
Interest rate contracts (c)	—	—	Interest expense	(2.7)	(2.7)	Interest expense	—	—
Total gain/(loss)	$49.5	$1.2		$(9.8)	$7.7		$(3.4)	$—
Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives		2014	2013	2014	2013
Foreign currency contracts (e)	Selling, general and administrative	$28.1	$(15.3)	$27.3	$(1.9)
Foreign currency contracts (f)	Derivative gains/(losses), net	2.3	(1.2)	1.3	(0.6)
Total gain/(loss)		$30.4	$(16.5)	$28.6	$(2.5)
 ____________________

(a)
The gain/(loss) of $5.6 million and $(0.6) million in the three months ended September 30, 2014 and 2013, respectively, was comprised of a gain/(loss) in value on the debt of $2.7 million and $(3.1) million, respectively, and amortization of hedge accounting adjustments of $2.9 million and $2.5 million, respectively. The gain of $1.1 million and $12.9 million in the nine months ended September 30, 2014 and 2013, respectively, was comprised of a gain/(loss) in value on the debt of $(7.8) million and $5.0 million, respectively, and amortization of hedge accounting adjustments of $8.9 million and $7.9 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income, were $(24.5) million and $9.7 million for the three months ended September 30, 2014 and 2013, respectively, and $(29.5) million and $(2.3) million for the nine months ended September 30, 2014 and 2013, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax gain of $26.5 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of September 30, 2014. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of September 30, 2014. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.  Borrowings
The Company's outstanding borrowings consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Commercial paper (a)	$—	$—
6.500% notes due 2014	—	500.0
Floating rate notes (effective rate of 1.2%) due 2015	250.0	250.0
2.375% notes due 2015 (b)	250.0	250.0
5.930% notes due 2016 (b)	1,000.0	1,000.0
2.875% notes (effective rate of 2.0%) due 2017	500.0	500.0
3.650% notes due 2018 (b)	400.0	400.0
3.350% notes due 2019 (b)	250.0	250.0
5.253% notes (effective rate of 4.6%) due 2020	324.9	324.9
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Other borrowings	5.7	5.7
Total borrowings at par value	3,730.6	4,230.6
Fair value hedge accounting adjustments, net (c)	(0.2)	0.9
Unamortized discount, net	(16.2)	(18.5)
Total borrowings at carrying value (d)	$3,714.2	$4,213.0
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

(d)	As of September 30, 2014, the Company's weighted-average effective rate on total borrowings was approximately 4.4%.
The Company's maturities of borrowings at par value as of September 30, 2014 are $500.0 million in 2015, $1.0 billion in 2016, $500.0 million in 2017, $400.0 million in 2018, $250.0 million in 2019 and approximately $1.1 billion thereafter.
The Company's obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.  Income Taxes
The Company's effective tax rates on pre-tax income for the three months ended September 30, 2014 and 2013 were 14.2% and 14.8%, respectively, and 13.8% and 14.9% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the Company's effective tax rate for the three and nine months ended September 30, 2014 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes, and changes in tax contingency reserves, partially offset by changes in the composition of earnings between foreign and domestic. For the year ended December 31, 2013, 103% of the Company's pre-tax income was derived from foreign sources, and the Company currently expects that approximately 95% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2014. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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
Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2014 and December 31, 2013 was $106.5 million and $117.5 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $93.4 million and $108.9 million as of September 30, 2014 and December 31, 2013, respectively, excluding interest and penalties.
The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $1.6 million and $1.3 million in interest and penalties during the three months ended September 30, 2014 and 2013, respectively, and $2.0 million and $3.2 million during the nine months ended September 30, 2014 and 2013, respectively. The Company has accrued $15.9 million and $17.7 million for the payment of interest and penalties as of September 30, 2014 and December 31, 2013, respectively.
The unrecognized tax benefits accrual as of September 30, 2014 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $28 million during the next 12 months in connection with various matters which may be resolved.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $92.4 million have been made as of September 30, 2014. The Company anticipates paying the remaining amount in 2015 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.
As of September 30, 2014, no provision had been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.5 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.  Stock Compensation Plans
For the three and nine months ended September 30, 2014, the Company recognized stock-based compensation expense of $8.9 million and $29.7 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of $8.9 million and $29.1 million, respectively. During the nine months ended September 30, 2014, the Company granted 0.9 million options at a weighted-average exercise price of $16.01, 2.7 million restricted stock units at a weighted-average grant date fair value of $14.92, and 0.8 million performance-based restricted stock units (based on targeted performance) at a weighted-average grant date fair value of $13.95.
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
As of September 30, 2014, the Company had 19.8 million outstanding options at a weighted-average exercise price of $18.01, and had 15.9 million options exercisable at a weighted-average exercise price of $18.61. The Company had 7.7 million non-vested restricted stock units at a weighted-average grant date fair value of $14.68 as of September 30, 2014.
The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted in the nine months ended September 30, 2014:

Stock options granted:
Weighted-average risk-free interest rate	1.9%
Weighted-average dividend yield	3.1%
Volatility	33.8%
Expected term (in years)	6.09
Weighted-average grant date fair value	$3.95
All assumptions used to calculate the fair value of Western Union's stock options granted during the nine months ended September 30, 2014 were determined on a consistent basis with those assumptions disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Consumer-to-Consumer:
Transaction fees	$874.0	$861.1	$2,566.7	$2,519.1
Foreign exchange revenues	258.3	252.9	743.9	724.5
Other revenues	18.6	14.1	49.9	43.5
	1,150.9	1,128.1	3,360.5	3,287.1
Consumer-to-Business:
Transaction fees	144.0	146.1	424.1	437.0
Foreign exchange and other revenues	6.4	6.2	19.4	22.0
	150.4	152.3	443.5	459.0
Business Solutions:
Foreign exchange revenues	94.4	92.2	272.5	264.9
Transaction fees and other revenues	11.4	9.4	30.9	27.8
	105.8	101.6	303.4	292.7
Other:
Total revenues	33.8	26.8	89.9	81.3
Total consolidated revenues	$1,440.9	$1,408.8	$4,197.3	$4,120.1
Operating income/(loss):
Consumer-to-Consumer	$286.1	$271.1	$790.6	$795.5
Consumer-to-Business	23.2	29.3	76.6	98.6
Business Solutions (a)	(0.2)	(2.8)	(7.1)	(16.3)
Other	5.0	(2.3)	4.3	(8.8)
Total consolidated operating income	$314.1	$295.3	$864.4	$869.0
____________________

(a)
During the three and nine months ended September 30, 2013, the Company incurred $3.8 million and $13.9 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments ("TGBP"), which was acquired in November 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

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

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2014 compared to the same periods in 2013. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments were eliminated for the three and nine months ended September 30, 2014.
For the three and nine months ended September 30, 2014 compared to the same periods in 2013, consolidated revenue increased primarily due to 5% and 6% transaction growth, respectively, in our Consumer-to-Consumer segment. Operating income for the three months ended September 30, 2014 increased due to revenue increases, benefits from our prior productivity and cost-savings initiatives and decreased integration costs related to the acquisition of Travelex Global Business Payments ("TGBP") on November 7, 2011, partially offset by increased compliance program and legal costs. Operating income was materially consistent for the nine months ended September 30, 2014 compared to the same period in 2013. The following table sets forth our results of operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2014	2013	% Change	2014	2013	% Change
Revenues:
Transaction fees	$1,040.8	$1,029.9	1%	$3,057.7	$3,024.2	1%
Foreign exchange revenues	360.6	347.7	4%	1,034.2	998.1	4%
Other revenues	39.5	31.2	27%	105.4	97.8	8%
Total revenues	1,440.9	1,408.8	2%	4,197.3	4,120.1	2%
Expenses:
Cost of services	840.5	818.2	3%	2,465.5	2,389.3	3%
Selling, general and administrative	286.3	295.3	(3)%	867.4	861.8	1%
Total expenses	1,126.8	1,113.5	1%	3,332.9	3,251.1	3%
Operating income	314.1	295.3	6%	864.4	869.0	(1)%
Other income/(expense):
Interest income	1.8	4.6	(61)%	9.4	5.7	65%
Interest expense	(43.2)	(48.8)	(11)%	(134.2)	(145.7)	(8)%
Derivative gains/(losses), net	0.5	(0.9)	*	(2.1)	(0.6)	*
Other income/(expense), net	(0.4)	1.5	*	(5.2)	5.7	*
Total other expense, net	(41.3)	(43.6)	(5)%	(132.1)	(134.9)	(2)%
Income before income taxes	272.8	251.7	8%	732.3	734.1	0%
Provision for income taxes	38.7	37.3	4%	101.4	109.1	(7)%
Net income	$234.1	$214.4	9%	$630.9	$625.0	1%
Earnings per share:
Basic	$0.44	$0.39	13%	$1.17	$1.12	4%
Diluted	$0.44	$0.39	13%	$1.17	$1.11	5%
Weighted-average shares outstanding:
Basic	527.8	552.1		537.0	558.5
Diluted	531.2	555.8		540.1	561.3
____________________

*	Calculation not meaningful

Revenues overview
For both the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year, consolidated revenue increased 2%. These increases were primarily due to transaction growth in our Consumer-to-Consumer segment. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted consolidated revenue growth by approximately 3% and 2% for the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year, respectively.
For the three and nine months ended September 30, 2014 compared to the same periods in the prior year, foreign exchange revenues increased, primarily due to increased amounts of cross-border principal sent in our Consumer-to-Consumer segment, increases in our retail walk-in foreign exchange services due to our acquisition of the Brazilian foreign exchange operations of Fitta DTVM S.A and Fitta Turismo Ltd ("Fitta") in the first quarter of 2014, and growth in our Business Solutions segment.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, have resulted in a reduction to revenues for the three and nine months ended September 30, 2014 of $35.0 million and $93.8 million, respectively, over the same periods in the previous year.
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
Cost of services
Cost of services primarily consists of agent commissions, which represented approximately two-thirds of total cost of services for both the three and nine months ended September 30, 2014, and generally fluctuate as revenues fluctuate.
Cost of services increased for the three and nine months ended September 30, 2014 compared to the same periods in the prior year primarily due to variable costs that generally increase as revenues and transactions increase, such as agent commissions and bank-related fees. Additionally, for the three and nine months ended September 30, 2014 compared to the same periods in the prior year, cost of services increased due to higher bank-related fees in our Consumer-to-Business and Business Solutions segments and higher agent commission rates in the walk-in services of our Consumer-to-Consumer segment, primarily from the renewal of certain strategic agent agreements. These increases were partially offset by benefits from our productivity and cost-savings initiatives and fluctuations in the exchange rate between the United States dollar and other currencies that resulted in a positive impact on the translation of our expenses.
Selling, general and administrative
For the three months ended September 30, 2014 compared to the corresponding period in the prior year, selling, general and administrative expenses decreased due to benefits from our productivity and cost-savings initiatives and decreased integration costs related to the acquisition of TGBP, partially offset by increased compliance program (see "Enhanced Regulatory Compliance" described above) and legal costs. For the nine months ended September 30, 2014 compared to the same period in the prior year, selling, general and administrative expenses increased due to increased compliance program and legal costs, partially offset by benefits from our productivity and cost-savings initiatives and decreased integration costs related to the acquisition of TGBP. Additionally, for the three and nine months ended September 30, 2014, fluctuations in the exchange rate between the United States dollar and other currencies resulted in a positive impact on the translation of our expenses.

Total other expense, net
Total other expense, net was materially consistent for the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year.
Income taxes
Our effective tax rates on pre-tax income were 14.2% and 14.8% for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rates on pre-tax income were 13.8% and 14.9% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in our effective tax rate for the three and nine months ended September 30, 2014 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes, and changes in tax contingency reserves, partially offset by changes in the composition of earnings between foreign and domestic. For the year ended December 31, 2013, 103% of our pre-tax income was derived from foreign sources, and we currently expect that approximately 95% of our pre-tax income will be derived from foreign sources for the year ending December 31, 2014. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.
We have established contingency reserves for a variety of material, known tax exposures. As of September 30, 2014, the total amount of tax contingency reserves was $108.2 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.
Earnings per share
During the three months ended September 30, 2014 and 2013, basic and diluted earnings per share were $0.44 and $0.39, respectively. During the nine months ended September 30, 2014 and 2013, basic earnings per share were $1.17 and $1.12, and diluted earnings per share were $1.17 and $1.11, respectively. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2014 and 2013, there were 14.2 million and 15.7 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the nine months ended September 30, 2014 and 2013, there were 16.3 million and 22.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.
Earnings per share increased for the three and nine months ended September 30, 2014 compared to the same periods in the prior year, as a result of the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our three segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are Consumer-to-Consumer, Consumer-to-Business, and Business Solutions. Businesses not considered part of these segments are categorized as "Other."
The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consumer-to-Consumer	80%	80%	80%	80%
Consumer-to-Business	11%	11%	11%	11%
Business Solutions	7%	7%	7%	7%
Other	2%	2%	2%	2%
	100%	100%	100%	100%
Consumer-to-Consumer Segment
The following table sets forth our Consumer-to-Consumer segment results of operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2014	2013	% Change	2014	2013	% Change
Revenues:
Transaction fees	$874.0	$861.1	1%	$2,566.7	$2,519.1	2%
Foreign exchange revenues	258.3	252.9	2%	743.9	724.5	3%
Other revenues	18.6	14.1	32%	49.9	43.5	15%
Total revenues	$1,150.9	$1,128.1	2%	$3,360.5	$3,287.1	2%
Operating income	$286.1	$271.1	6%	$790.6	$795.5	(1)%
Operating income margin	25%	24%		24%	24%
Key indicator:
Consumer-to-Consumer transactions	65.31	62.45	5%	189.51	178.15	6%

The table below sets forth transaction and revenue changes by geographic region and westernunion.com compared to the corresponding period in the prior year, and revenues as a percentage of consolidated revenue for the three and nine months ended September 30, 2014.

	Three Months Ended September 30,	Nine Months Ended September 30,
Consumer-to-Consumer transaction growth (a):
Europe and CIS	10%	10%
North America	3%	3%
Middle East and Africa	1%	5%
Asia Pacific ("APAC")	0%	3%
Latin America and the Caribbean ("LACA")	2%	3%
westernunion.com	34%	44%
Consumer-to-Consumer revenue growth/(decline) (a):
Europe and CIS	1%	2%
North America	2%	1%
Middle East and Africa	3%	4%
APAC	1%	1%
LACA	(3)%	(7)%
westernunion.com	21%	31%
Consumer-to-Consumer revenue as a percentage of consolidated revenue (a):
Europe and CIS	21%	21%
North America	19%	19%
Middle East and Africa	16%	16%
APAC	12%	12%
LACA	8%	8%
westernunion.com	4%	4%
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
Our consumers transferred $22.1 billion and $64.2 billion in Consumer-to-Consumer principal during the three and nine months ended September 30, 2014, respectively, of which $20.0 billion and $58.0 billion, respectively, related to cross-border principal. For the three months ended September 30, 2014 both Consumer-to-Consumer principal and cross-border principal increased 5% compared to the corresponding period in the prior year. For the nine months ended September 30, 2014 compared to the corresponding period in the prior year, Consumer-to-Consumer principal and cross-border principal increased 6% and 7%, respectively.

Transaction fees and foreign exchange revenues
For both the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year, Consumer-to-Consumer money transfer revenue increased 2%. For the three and nine months ended September 30, 2014 compared to the same periods in the prior year, revenue increased primarily due to transaction growth of 5% and 6%, respectively, partially offset by price reductions. For the three and nine months ended September 30, 2014, fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% and 1%, respectively. During the nine months ended September 30, 2014 compared to the corresponding period in the prior year, revenue was also negatively impacted by geographic and product mix.
Our Europe and CIS region experienced revenue growth of 1% and 2% for the three and nine months ended September 30, 2014, compared to the corresponding periods in the prior year, on transaction growth of 10% for both periods. For the three and nine months ended September 30, 2014, revenue was negatively impacted primarily by geographic and product mix and price reductions. Russia experienced strong transaction growth; Russia typically generates lower revenue per transaction than the European average.
Our North America region experienced revenue growth of 2% and 1% for the three and nine months ended September 30, 2014, compared to the corresponding periods in the prior year, respectively, primarily due to transaction growth of 3% for both periods. The increase in revenue primarily resulted from transaction growth in our United States outbound and Mexico corridors. Revenue growth in our domestic money transfer services (transactions between and within the United States and Canada) was negatively impacted by declines in higher principal band transactions, which generate higher revenue per transaction.
Our Middle East and Africa region experienced revenue growth of 3% and 4% for the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year, on transaction growth of 1% and 5%, respectively. For the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year, the increase in revenue was primarily driven by growth in the United Arab Emirates and Saudi Arabia, partially offset by declines in Libya.
Our APAC region experienced revenue growth of 1% for both the three and nine months ended September 30, 2014 compared to the same periods in the prior year, on flat transactions and transaction growth of 3%, respectively. The increase in revenue for the three and nine months ended September 30, 2014 was primarily driven by growth in Japan and the Philippines.
Our LACA region experienced revenue declines of 3% and 7% for the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year on transaction growth of 2% and 3%, respectively. For the three and nine months ended September 30, 2014, revenue was negatively impacted by government imposed restrictions on the market in Venezuela and fluctuations in the exchange rate between the United States dollar and the Argentine peso and other foreign currencies in the region.
Westernunion.com experienced revenue growth of 21% and 31% for the three and nine months ended September 30, 2014 compared to the same periods in the prior year, on transaction growth of 34% and 44%, respectively.
Foreign exchange revenues increased 2% and 3% for the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year, primarily due to increases in cross-border principal sent of 5% and 7%, respectively.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, have resulted in a reduction to revenues for the three and nine months ended September 30, 2014 of $17.9 million and $37.9 million over the same periods in the previous year, respectively.
We have historically implemented and will likely implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term, but are done in anticipation that they will result in increased transaction volumes which may lead to increased revenues and operating income in these certain corridors thereafter. Price reductions totaled approximately 1% of our Consumer-to-Consumer revenue for both the three and nine months ended September 30, 2014.

Operating income
Consumer-to-Consumer operating income increased 6% and declined 1% during the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. Results for the three months ended September 30, 2014 were impacted by the revenue increases described above and benefits from our productivity and cost-savings initiatives, partially offset by increased compliance program costs. For the nine months ended September 30, 2014, these results were impacted by increased compliance program costs, partially offset by the revenue increases described above and benefits from our productivity and cost-savings initiatives. For the three and nine months ended September 30, 2014 compared to the same periods in 2013, results were also impacted by higher agent commissions, which generally increase as revenue increases, including increases in agent commission rates in our walk-in services primarily due to the renewal of certain strategic agent agreements. The change in operating margins in the segment was due to these same factors.
Consumer-to-Business Segment
The following table sets forth our Consumer-to-Business segment results of operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Revenues:
Transaction fees	$144.0	$146.1	(1)%	$424.1	$437.0	(3)%
Foreign exchange and other revenues	6.4	6.2	3%	19.4	22.0	(12)%
Total revenues	$150.4	$152.3	(1)%	$443.5	$459.0	(3)%
Operating income	$23.2	$29.3	(21)%	$76.6	$98.6	(22)%
Operating income margin	15%	19%		17%	21%
Revenues
For the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year, Consumer-to-Business revenue decreased 1% and 3%, respectively, primarily due to the strengthening of the United States dollar against the Argentine peso, which negatively impacted our Consumer-to-Business revenue growth by 12% and 11%, respectively. Revenue was also negatively impacted by declines in our United States cash-based bill payments, partially offset by growth in our United States electronic bill payments.
Operating income
For the three and nine months ended September 30, 2014, operating income decreased compared to the same period in the prior year primarily due to higher bank-related fees resulting from changes in funding in our growing United States electronic bill payments as a result of increased credit card usage from our customers and larger principal transactions, in addition to the items which impacted revenues described earlier. The changes in operating margins in the segment were due to these same factors.

Business Solutions Segment
The following table sets forth our Business Solutions segment results of operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Revenues:
Foreign exchange revenues	$94.4	$92.2	2%	$272.5	$264.9	3%
Transaction fees and other revenues	11.4	9.4	21%	30.9	27.8	11%
Total revenues	$105.8	$101.6	4%	$303.4	$292.7	4%
Operating loss	$(0.2)	$(2.8)	*	$(7.1)	$(16.3)	*
Operating loss margin	0%	(3)%		(2)%	(6)%
____________________

*	Calculation not meaningful
Revenues
For both the three and nine months ended September 30, 2014 compared to the corresponding periods in the prior year, Business Solutions revenue grew 4%. Revenue increased for the three and nine months ended September 30, 2014 due to increased customer activity, including the increased use of hedging products in the nine months ended September 30, 2014. For the three months ended September 30, 2014, fluctuations in the exchange rate between the United States dollar and other currencies positively impacted revenue growth by 1%.
Operating loss
For the three and nine months ended September 30, 2014, operating loss decreased compared to the same periods in the prior year due to decreased TGBP integration expenses, the revenue increases described above, and a value added tax recovery, partially offset by higher bank fees. The changes in operating loss margins in the segment were due to these same factors.
Other
The following table sets forth Other results for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Revenues	$33.8	$26.8	26%	$89.9	$81.3	11%
Operating income/(loss)	$5.0	$(2.3)	*	$4.3	$(8.8)	*
____________________

*	Calculation not meaningful
Revenues
Other revenue increased for the three and nine months ended September 30, 2014 compared to the same periods in the prior year due to increases in our retail walk-in foreign exchange services resulting from our acquisition of Fitta, and increased investment income in our money order business, partially offset by declines in our prepaid services.
Operating income/(loss)
During the three and nine months ended September 30, 2014, we generated operating income due to increased operating income in our prepaid services and increased investment income in our money order business.

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
We believe we have adequate liquidity to meet our business needs through our existing cash balances and our ability to generate cash flows through operations. These business needs include approximately $100 million of remaining tax payments, plus additional accrued interest, we expect to make as a result of the IRS Agreement, which we anticipate paying in 2015 and beyond. In addition, we also believe we have adequate liquidity to pay dividends and make anticipated share repurchases. We have capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in January 2017. As of September 30, 2014, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.
Cash and Investment Securities
As of September 30, 2014, we had cash and cash equivalents of $1.7 billion, of which approximately $1.1 billion was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.
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
Investment securities, classified within "Settlement assets," were $1.4 billion as of September 30, 2014. Substantially all of these investments are highly-rated state and municipal debt securities, including variable rate demand notes. Most state regulators in the United States require us to maintain specific highly-rated, investment grade securities and such investments are intended to secure relevant outstanding settlement obligations in accordance with applicable regulations.
Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. As of September 30, 2014, the majority of our investment securities had credit ratings of "AA-" or better from a major credit rating agency. Our investment securities are also actively managed with respect to concentration. As of September 30, 2014, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities
Cash provided by operating activities decreased to $775.3 million during the nine months ended September 30, 2014, from $810.9 million in the comparable period in the prior year.
Financing Resources
As of September 30, 2014, we have outstanding borrowings at par value of $3,730.6 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2015 to 2040, and our borrowings also include our floating rate notes due in 2015. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the nine months ended September 30, 2014, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.
Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. During the three and nine months ended September 30, 2014, the average commercial paper balance outstanding was $10.9 million and $17.7 million, respectively, and the maximum balance outstanding was $110.0 million and $200.0 million, respectively. We had no commercial paper borrowings outstanding as of September 30, 2014 and 2013. Proceeds from our commercial paper borrowings were used for general corporate purposes.
Cash Priorities
Liquidity
Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.
Capital Expenditures
The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $129.3 million and $166.2 million for the nine months ended September 30, 2014 and 2013, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends
During the nine months ended September 30, 2014 and 2013, 26.8 million and 22.2 million shares, respectively, were repurchased for $445.0 million and $334.5 million, respectively, excluding commissions, at an average cost of $16.62 and $15.05 per share, respectively. As of September 30, 2014, $55.0 million remained available under a share repurchase authorization approved by our Board of Directors through June 30, 2015.
Our Board of Directors declared quarterly cash dividends of $0.125 per common share in each of the first three quarters of 2014, representing $199.9 million in total dividends.
Debt Service Requirements
Our 2014 and future debt service requirements will include payments on any existing and future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. In February 2014, $500.0 million of our notes matured and were repaid from our cash balances. Overall, we have the ability to use cash, including cash generated from operations, and our Revolving Credit Facility, and could also access commercial paper and other financing sources to meet our debt obligations as they come due.
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
Pension Plan
We have a frozen defined benefit pension plan (the "Plan") for which we had a recorded unfunded pension obligation of $55.3 million as of September 30, 2014. We are required to fund approximately $13 million to the Plan in 2014, of which approximately $10 million was contributed during the nine months ended September 30, 2014.
Other Commercial Commitments
We had approximately $215 million in outstanding letters of credit and bank guarantees as of September 30, 2014. The letters of credit and bank guarantees are primarily held in connection with lease arrangements, certain agent agreements, and in relation to an uncertain tax position. The letters of credit and bank guarantees have expiration dates through 2018, with the majority having a one-year renewal option, except for the bank guarantee related to the uncertain tax position, which will expire upon resolution of this matter. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
As of September 30, 2014, our total amount of unrecognized income tax benefits was $122.4 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

We have operations in countries where government-imposed restrictions limit the transfer of cash outside the country. In Argentina, our money transfer and bill payment operations together represent less than 5% of our total consolidated revenues for the three and nine months ended September 30, 2014. As of September 30, 2014, we have approximately $50 million in cash and cash equivalents denominated in the Argentine peso. The impact of changes in the official Argentine peso exchange rate on our cash and cash equivalents is immediately reflected in net income for our money transfer operations, whereas this impact is reflected in other comprehensive income/(loss) for our bill payment operations. A continued devaluation of the Argentine peso and additional limits on returning excess cash balances could further adversely affect future distributions or their value and our results of operations.

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
As of December 31, 2013, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our profits are generated would have resulted in a decrease/increase to pre-tax annual income of approximately $41 million based on our 2014 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of September 30, 2014 is not materially different based on our forecast of unhedged exposure to foreign currency through September 30, 2014. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates
We invest in several types of interest bearing assets, with a total value as of September 30, 2014 of $3.1 billion. Approximately $2.2 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.
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
As of September 30, 2014, we had $250.0 million of floating rate notes, which had an effective interest rate of 1.2% or 1% above three-month LIBOR. Additionally, $1,225.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR.
We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of September 30, 2014, our weighted-average effective rate on total borrowings was approximately 4.4%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $15 million annually based on borrowings on September 30, 2014 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2014 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $22 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
Credit Risk
As of September 30, 2014, the majority of our investment securities had credit ratings of "AA-" or better from a major credit rating agency.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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
October 30, 2014

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

The Company has had discussions with the United States Federal Trade Commission (the "FTC") regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a civil investigative demand from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the agreement and settlement (the "Southwest Border Agreement") Western Union Financial Services, Inc. entered into with the State of Arizona on February 11, 2010, as amended, including information the Company provided to the monitor and any reports prepared by the monitor; and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC's request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. On February 21, 2014, the Company received another civil investigative demand from the FTC requesting the production of all documents relating to complaints made to the Company by or on behalf of consumers relating to fraud-induced money transfers that were sent from or received in the United States since January 1, 2004, except for documents that were already produced to the FTC in response to the first civil investigative demand. On October 7, 2014, the United States Court of Appeals for the Second Circuit entered a summary order reversing in part and vacating and remanding in part the June 6, 2013 order entered by the United States District Court for the Southern District of New York. On October 22, 2014, the Company received another civil investigative demand issued by the FTC requesting documents and information since January 1, 2004 relating to the Company’s consumer fraud program, its policies and procedures governing agent termination, suspension, probation and reactivation, its efforts to comply with its 2005 agreement with 47 states and the District of Columbia regarding consumer fraud prevention, and complaints made to the Company by or on behalf of consumers concerning fraud-induced money transfers that were sent to or from the United States, excluding complaint-related documents that were produced to the FTC in response to the earlier civil investigative demands. The civil investigative demand also seeks various documents concerning approximately 720 agents, including documents relating to the transactions they sent and paid and the Company’s investigations of and communications with them. The Company may receive additional civil investigative demands from the FTC. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.

In August 2013, the Consumer Financial Protection Bureau (the “CFPB”) served Paymap, Inc. (“Paymap”), a subsidiary of the Company which operates solely in the United States, with a civil investigative demand requesting information and documents about Paymap’s Equity Accelerator service, which is designed to help consumers pay off their mortgages more quickly. The CFPB’s investigation sought to determine whether Paymap’s marketing of the Equity Accelerator service violated the Consumer Financial Protection Act’s prohibition against unfair, deceptive and abusive acts and practices (“UDAAP”). The Company cooperated with the investigation. After reviewing information and documents provided by the Company, in August 2014, the CFPB advised the Company of its view that certain aspects of Paymap’s marketing violated UDAAP.  The Company has advised the CFPB that it disagrees with the CFPB’s position. The Company is in discussions with the CFPB and is seeking to reach an appropriate resolution of this matter. Due to the early stage of the discussions, the Company is unable to predict whether the CFPB will institute an enforcement action to bring any claims against the Company as a result of the investigation, or the possible range of loss, if any, which could be associated with such an action. Should the CFPB institute an enforcement action against the Company, the Company could face significant restitution payments to certain Equity Accelerator consumers, civil money penalties, or regulatory consequences that could have a material adverse effect on the Company’s business, financial condition and results of operations.

In December 2013, the United States Securities and Exchange Commission (the “SEC”) advised the Company that it was conducting an investigation relating to (i) the Company’s digital and electronic channels and the revenues allocated to and reported by those channels; and (ii) the Payment Services Directive and the Company’s strategic initiatives surrounding the Payment Services Directive. Subsequently, the SEC served the Company with subpoenas seeking information relating to its investigation. On September 3, 2014, in connection with its investigation relating to the Company’s digital and electronic channels, the SEC filed an application in the United States District Court for the District of Colorado seeking an order compelling the production of certain email and other electronically stored information for three employees. After the Company and the SEC reached an agreement on the production of that material, the SEC withdrew its application. The Company is unable to predict the outcome of this matter, or the range of loss, if any, which could be associated with the resolution of this investigation.

Shareholder Actions

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

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

On February 20, 2014, City of Cambridge Retirement System filed a Verified Shareholder Derivative Complaint and Jury Demand in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer, another current executive officer, two of its former executive officers, one of its former directors, and all but two of its current directors as individual defendants and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty against the individual defendants, violation of section 14(a) of the Exchange Act against the director defendants, violation of Securities and Exchange Commission rule 10b-5 against the Company’s President and Chief Executive Officer and one of the former executive officers and violation of section 20(a) of the Exchange Act against the director defendants and one of the former executive officers. The claims are based on, among other things, allegations that the director defendants affirmatively declined to stop and prevent the Company’s non-compliance with state and federal AML laws and regulations after receiving red flags indicating prolonged willful illegality, reappointed the same directors to the Company’s Audit Committee between 2006 and 2014 and awarded excessive compensation packages to Western Union’s senior executives despite the executives' responsibility for the Company’s non-compliance with state and federal AML laws. The complaint also alleges that between 2009 and 2013, the director defendants caused the Company to issue proxy statements that contained materially incomplete and inaccurate disclosures, including that the Company’s financial results depended on the non-compliance with AML requirements; the Board was aware of regulatory and criminal enforcement actions and that the directors were not curing violations; the extent to which the Board considered increasing red flags in their determination to re-nominate certain directors to the Audit Committee; and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding compensation to senior executives. The complaint further alleges that the officer defendants caused the Company to willfully ignore the mandatory recording and reporting requirements of the Bank Secrecy Act and similar state laws and authorized and implemented policies and practices they knew or should have known to be inadequate for monitoring and enforcing compliance with those requirements. In addition, the complaint alleges that between April 27, 2010 and October 30, 2012, the Company’s President and Chief Executive Officer and one of the former executive officers made or participated in the preparation and dissemination of materially false and misleading statements or failed to make adequate disclosures regarding, among other things, the Company’s cooperation with the Southwest Border Agreement Monitor and progress in improving its AML monitoring program, and that they profited from those statements through insider stock sales at artificially inflated stock prices and caused the Company to suffer damages via the repurchase of its stock.

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

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. The plaintiff has not sought and the Court has not granted class certification. The Company intends to vigorously defend itself in this matter. However, due to the preliminary stage of the lawsuit and the uncertainty as to whether it will ever be certified as a class action, the potential outcome cannot be determined.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2014:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - 31	800,442	$17.48	788,028	$163.1
August 1 - 31	3,929,610	$17.29	3,914,548	$95.4
September 1 - 30	2,359,545	$17.16	2,351,605	$55.0
Total	7,089,597	$17.27	7,054,181
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 11, 2014, the Board of Directors authorized $500 million of common stock repurchases through June 30, 2015, of which $55.0 million remained available as of September 30, 2014. Management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	October 30, 2014	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2014	By:	/S/ RAJESH K. AGRAWAL
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2014	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Order Granting Stipulation to Extend Time for Production of Data issued October 17, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document