Form 10-K
period 2014-12-31
Western Union CO
filed 2015-02-20
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-K
_______________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9.1 billion based on the closing sale price of $17.34 of the common stock as reported on the New York Stock Exchange.

As of February 13, 2015, 521,445,073 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2015 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Annual Report on Form 10-K of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the "Risk Factors" section and throughout the Annual Report on Form 10-K. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events Related to Our Business and Industry

•
changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, or non-performance by our banks, lenders, insurers, or other financial services providers;

•
failure to compete effectively in the money transfer and payment service industry, including, among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including card associations, card-based payment providers, electronic, mobile and Internet-based services, digital currencies and related protocols, and other innovations in technology and business models;

•	deterioration in customer confidence in our business, or in money transfer and payment service providers generally;

•	our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends;

•	changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions;

•
political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients;

•	any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties;

•
mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the failure to realize anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill;

•	failure to manage credit and fraud risks presented by our agents, clients and consumers;

•
failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services;

•	decisions to change our business mix;

•	adverse rating actions by credit rating agencies;

•	cessation of or defects in various services provided to us by third-party vendors;

•
our ability to realize the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives;

•	our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims;

•	changes in tax laws and unfavorable resolution of tax contingencies;

•	our ability to attract and retain qualified key employees and to manage our workforce successfully;

•	material changes in the market value or liquidity of securities that we hold;

•	restrictions imposed by our debt obligations;

Events Related to Our Regulatory and Litigation Environment

•
liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity;

•
increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States and globally, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, customer due diligence, or agent and subagent due diligence, registration, and monitoring requirements;

•
liabilities or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with compliance with or failure to comply with the settlement agreement with the State of Arizona, as amended;

•
the potential impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities related to consumer protection;

•	liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments;

•	failure to comply with regulations and changes in expectations regarding consumer privacy and data use and security;

•	effects of unclaimed property laws;

•	failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide;

•	changes in accounting standards, rules and interpretations or industry standards affecting our business;

Other Events

•	adverse tax consequences from our spin-off from First Data Corporation;

•	catastrophic events; and

•	management's ability to identify and manage these and other risks.

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

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well-recognized brand to transfer funds. Our Consumer-to-Consumer money transfer service enables people to send money around the world, usually within minutes. As of December 31, 2014, our services were available through a global network of over 500,000 agent locations in more than 200 countries and territories, with approximately 90% of those locations outside of the United States. Each location in our agent network is capable of providing one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2014, approximately 70% of our locations had experienced money transfer activity in the previous 12 months.

We also provide consumers with flexible and convenient options for making one-time or recurring payments in our Consumer-to-Business segment. This segment primarily consists of United States bill payments and Pago Fácil (bill payments in Argentina).

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

We believe that brand strength, size and reach of our global network, convenience, reliability and value for the price paid for our customers have been important to the growth of our business. As we continue to seek to meet the needs of our customers for fast, reliable and convenient global money movement and payment services, we are also working to enhance our services and provide our consumer and business clients with access to an expanding portfolio of payment and other financial services and to expand the ways our services can be accessed.

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our three segments addresses a different combination of customer groups, distribution networks and services offered. Our segments are Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Businesses not considered part of these segments are categorized as "Other" and include our money order and other services, in addition to costs for the review and closing of acquisitions.

The table below presents the components of our consolidated revenue:

	Year Ended December 31,
	2014	2013	2012
Consumer-to-Consumer	80%	80%	81%
Consumer-to-Business	11%	11%	11%
Business Solutions	7%	7%	6%
Other	2%	2%	2%
	100%	100%	100%

No individual country outside the United States accounted for more than approximately 6% of our consolidated revenue for each of the years ended December 31, 2014, 2013 and 2012.

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

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 80% of our total consolidated revenues for 2014. We view our money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities, and also includes online money transfer services conducted through Western Union branded websites ("westernunion.com"). By means of common processes and systems, these regions and westernunion.com create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Although most remittances are sent from one of our agent locations worldwide, in some countries we offer the ability to initiate transactions through websites, mobile devices, and account-based money transfers. All agent locations accept cash to initiate a transaction, and some also accept debit cards. We offer consumers several options to receive a money transfer. While the vast majority of transfers are paid in cash at agent locations, in some places we offer payout directly to the receiver's bank account, to a stored-value card, through the issuance of a money order, or at a small number of locations, through a check.

Operations

Our revenue in this segment is derived primarily from transaction fees charged to consumers to transfer money. In money transfers involving different send and receive currencies, we also generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire the currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and address of the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. In some jurisdictions, the agent collects the principal and fees after the presentation of a disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. Certain of these processes are streamlined for our customers who participate in our loyalty programs. The sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes. The recipient generally enters an agent location in the designated receiving area or country, presents identification, where applicable, and is paid the transferred amount. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the receiver's institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the send and receive locations.

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

Services

We offer money transfer services in more than 200 countries and territories. In 2014, the substantial majority of our Consumer-to-Consumer transactions were cash money transfers involving our walk-in agent locations around the world. Although demand for in-person, cash money transfers has historically been the strongest, we offer a number of options for sending and receiving funds that provide consumers convenience and choice. The different ways consumers can send or receive money include the following:

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

Online money transfer service. Western Union branded websites allow consumers to send funds online, including through mobile devices, generally using a credit or debit card for pay-out at most Western Union branded agent locations around the world. As of December 31, 2014, we were providing online money transfer service through Western Union branded websites in over 20 countries.

Account based money transfer service. In certain countries, we offer services that allow consumers to initiate a money transfer from an account or direct a transfer to be received in an account. These services include allowing consumers to initiate a Western Union money transfer electronically through their bank’s internet banking service or automated teller machines (“ATMs”), without having to visit a physical Western Union agent location. Also, in certain countries, receivers can choose to be paid through credit to their accounts, and in the United States and other countries we provide a "Direct to Bank" service, enabling a consumer to send a transaction from an agent location or our websites into an account in a number of countries.

Distribution and Marketing Channels

We offer our Consumer-to-Consumer service to consumers around the world primarily through our global network of third-party agents in most countries and territories, with approximately 90% of our agent locations being located outside of the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations and smaller independent retail locations that provide other consumer products and services. Many of our agents have multiple locations. No individual agent accounted for greater than 10% of the segment's revenue during all periods presented. Our agents know the markets they serve and work with our management to develop business plans for their markets. Many of our agents contribute financial resources to, or otherwise support, our efforts to market the business. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us an average of approximately 19 years and in 2014, these long-standing agents were involved in transactions that generated approximately 60% of our Consumer-to-Consumer revenue.

We provide our third-party agents with access to our multi-currency, real-time money transfer processing systems used to originate and pay money transfers. We continue to develop our network around the world to optimize send and receive corridors. Our systems and processes enable our agents to pay money transfers in more than 130 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the physical infrastructure and staff required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support and customer relationship management to our agents, as well as compliance training and related support.

Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although the subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations.

Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card payout options or Direct to Bank service. We market our services to consumers in a number of ways, directly and indirectly through our agent partners, leveraging promotional activities, grassroots and digital advertising, and loyalty programs. Our marketing benefits from feedback received from our agents and consumers.

Our marketing strategy includes our customer programs, such as "My WUSM" and "Gold Card," which are available in many countries and territories. These programs offer customers faster service at the point-of-sale. Additionally, in certain countries and at westernunion.com, customers can earn points which can be redeemed for rewards, such as reduced transaction fees or cash back; however, such redemption activity has been insignificant to the results of our operations.

Industry Trends

Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment levels worldwide. Another significant trend impacting the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist activities and consumer protection. Regulations require money transfer providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and others to use money transfer services, either of which could have an adverse effect on money transfer providers' revenues and operating profits. For further discussion of the regulatory impact on our business, see the "Regulation" discussion in this section, Part I, Item 1A, Risk Factors, and the "Enhanced Regulatory Compliance" section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents, especially in certain inbound countries. Further, we are seeing increased competition from, and increased market acceptance of, electronic, mobile, and Internet-based money transfer services as well as digital currencies.

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

•
Electronic channels - Online money transfer service providers, including certain electronic payment providers, allow consumers to send and receive money electronically using the Internet or through mobile devices. Electronic channels also include digital wallets, digital currencies, and social media and other predominantly communication or commerce oriented platforms that offer money transfer services.

•	Banks and postbanks - Banks and postbanks of all sizes compete with us in a number of ways, including bank wire services, payment instrument issuances, and card-based services.

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

We believe the most significant competitive factors in Consumer-to-Consumer remittances relate to the overall consumer value proposition, including brand recognition, trust, reliability, consumer experience, price, speed of delivery, distribution network and channel options.

Consumer-to-Business Segment

In our Consumer-to-Business segment, which represented 11% of our total consolidated revenues for 2014, we provide fast and convenient options to make one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. We believe our business customers who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customers' payments. In many circumstances, our relationships with business customers also provide them with an additional source of income, as well as reduced expenses for cash and check handling.

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

Pago Fácil®. In South America, we offer walk-in, cash bill payment services which allow consumers to make payments for services such as phone, utilities and other recurring bills. In Argentina, we provide this service under the Pago Fácil brand, which constitutes the vast majority of our services in South America. We offer this service under the Western Union brand in Peru and Panama.

Western Union Payments. The Western Union Payments service, which includes our Quick Collect® service, allows consumers to send funds to businesses and government agencies, primarily across the United States and Canada, using cash and, in certain locations, a debit card. This service is offered primarily at Western Union agent locations, but is provided via our westernunion.com website in limited situations. This service is also offered in select international locations under the service mark Quick PaySM. We also offer Quick Cash®, a cash disbursement service used by businesses, government agencies, and financial institutions primarily to send money to employees or individuals with whom they have accounts or other business relationships. Consumers also use our Western Union Convenience Pay® ("Convenience Pay") service to send payments by cash or check from a smaller number of Convenience Pay agent locations primarily to utilities and telecommunication providers.

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

We have relationships with over 15,000 consumer payments businesses to which consumers can make payments. These relationships are a core component of our payments services. No individual consumer or business accounted for greater than 10% of this segment's revenue during all periods presented.

Industry Trends

The payments industry has evolved with technological innovations that have created new methods of processing payments from consumers to businesses. The various services within the payments industry are in varying stages of development outside the United States. We believe that the United States is moving away from cash and paper checks for bill payments and moving toward electronic payment methods through the use of multiple technologies.

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

We believe the most significant competitive factors in this segment relate to customer service, trust and reliability, convenience, speed, price, variety of payment methods, biller relationships and service offerings, innovation, technology, and brand recognition.

Business Solutions Segment

In our Business Solutions segment, which represented 7% of our total consolidated revenues for 2014, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.

Operations

The substantial majority of our revenue in this segment is derived from foreign exchange revenues, which are based on the difference between the exchange rate set by us to the customer and the rate at which we are able to acquire the currency. Customers may make an electronic or wire transfer or remit a check in order to initiate a transaction. Our Internet services are provided through our own website and also in partnership with others. The significant majority of the segment's revenue was generated outside the United States during all periods presented.

Services

Business Solutions payment transactions are conducted through various channels including the phone and Internet. Payments are made predominately through electronic transfers, but in some situations, checks are remitted. The majority of Business Solutions' business relates to exchanges of currency at the spot rate, which enables customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

Distribution and Marketing Channels

Our business solutions services are primarily offered over the phone, through partner channels, and via the Internet. Our Internet services are marketed through co-branding arrangements with our website partners as well as on our own websites.

We have relationships with more than 100,000 customers with respect to our payment solutions. These relationships are a core component of our business payments services. No individual customer accounted for greater than 10% of this segment's revenue.

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

Other

Our remaining businesses, including our money order services, are grouped in the "Other" category, in addition to costs for the review and closing of acquisitions.

Customers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Intellectual Property

The Western Union logos, trademarks, service marks and trade dress are registered and/or used worldwide and are material to our Company. The WU® service mark and logos are also registered and used in many countries around the world. We offer money transfer services under the Western Union, Orlandi ValutaSM and Vigo® brands. We also provide various payment and other services such as Western Union Payments, Quick Collect, Convenience Pay, Quick Pay, Quick Cash, Speedpay, Pago Fácil (registered in Argentina), and Western Union Business Solutions.

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2014, we invested approximately $210 million to market, advertise and promote our brands and services, including costs of dedicated marketing personnel. Many of our agents have also contributed significant financial resources to assist with marketing our services.

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

Risk Management

Our Company has a credit risk management department that evaluates and monitors our credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our online services and electronic channels, where transactions are originated through means other than cash, and therefore are subject to "chargebacks," insufficient funds, or other collection impediments, such as fraud, which are anticipated to increase as online services and electronic channels become a greater proportion of our money transfer business. Our credit risk management team monitors fraud risks jointly with our information security and global compliance departments. Our credit risk management team also performs a credit review before each agent signing and conducts periodic analyses.

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

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

International Investment

No provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.6 billion as of December 31, 2014, as we have reinvested and expect to continue to reinvest these earnings outside the United States indefinitely. Over the last several years, such earnings have been used to pay for our international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. However, if we are unable to utilize accumulated earnings outside of the United States and we repatriate these earnings to the United States in the form of actual or constructive dividends, we would be subject to significant United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and many other countries and jurisdictions, including the European Union. These include an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding: financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control) to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, loss of consumer confidence, private class action litigation, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program comprised of policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. As of December 31, 2014, these programs included approximately 1,900 dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents' compliance activities. In 2014, the Company spent over $180 million on its compliance and regulatory programs, including costs related to our amended settlement agreement with the State of Arizona.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended, including by the USA PATRIOT Act of 2001 (collectively, the "BSA"), and similar state laws and regulations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders, to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. Many states impose similar and, in some cases, more stringent requirements. These requirements also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents inside and outside the United States, and certain states also require money transfer companies to conduct due diligence reviews of their agents and subagents. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent agreements being reached with Western Union, other money transfer providers and several large financial institutions.

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

In the United States, almost all states license certain of our services and many exercise authority over the operations of certain aspects of our business and, as part of this authority, regularly examine us. Many states require us to invest the principal of outstanding money orders, money transfers, or payments in highly-rated, investment grade securities, and our use of such investments is restricted to satisfy outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities in compliance with these regulations. The substantial majority of our investment securities, classified within "Settlement assets" in the Consolidated Balance Sheets, are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

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

Outside of the United States, our money transfer business is subject to some form of regulation in all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, agent registration requirements, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer and controls on the rates of exchange between currencies. They also include laws and regulations intended to detect and prevent money laundering or terrorist financing, including obligations to collect and maintain information about consumers, recordkeeping, reporting and due diligence, and supervision of agents and subagents similar to and in some cases exceeding those required under the BSA. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services.

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

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed a settlement agreement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Southwest Border Agreement, we have made and expect to make certain investments in our compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. We have incurred, and expect to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of recommendations related to our compliance programs, which we are implementing, including programs related to our Business Solutions segment. On January 31, 2014, the Southwest Border Agreement was amended to extend its term until December 31, 2017 (the "Amendment"). The Amendment imposes additional obligations on the Company and WUFSI in connection with WUFSI’s anti-money laundering compliance programs and cooperation with law enforcement. See Part I, Item 1A, Risk Factors - "Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators" for more information on the Southwest Border Agreement, including the potential impact on our business.

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

•	impose minimum capital or other financial requirements on us or our agents and their subagents;

•	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•	require enhanced disclosures to our money transfer customers;

•	require the principal amount of money transfers originated in a country to be invested in that country or held in trust until they are paid;

•	limit the number or principal amount of money transfers which may be sent to or from the jurisdiction, whether by an individual, through one agent or in aggregate;

•	impose taxes or fees on money transfer transactions; and

•	restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country.

Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Similar Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became United States federal law in 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the "CFPB") whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors. The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a consumer's request. We have modified certain of our systems, business practices, service offerings or procedures to comply with these regulations. We also face liability for the failure of our money transfer agents and their subagents to comply with the rules and have implemented and are continuing to implement additional policies, procedures, and oversight measures designed to foster compliance by our agents. The extent of our, and our agents' implementation of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. The CFPB has also implemented a direct portal for gathering information regarding consumer complaints in the money transfer area. It is likely that this effort will lead to additional regulatory scrutiny.

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission, as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions we may enter into in the future may be subject to centralized clearing and margin requirements and certain of our other transactions may become so in the future. Other jurisdictions outside of the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. For further discussion of these risks, see Part I, Item 1A, Risk Factors - "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition."

Unclaimed Property Regulations

Our Company is subject to unclaimed property laws in the United States and in certain other countries. These laws require us to turn over to certain government authorities the property of others held by our Company that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We hold property subject to unclaimed property laws and we have an ongoing program designed to help us comply with these laws. We are subject to audits with regard to our escheatment practices.

Privacy Regulations and Information Security Standards

We must collect, transfer, disclose, use and store personal information in order to provide our services. These activities are subject to information security standards, data privacy, data breach and related laws and regulations in the United States and other countries. In the United States, data privacy and data breach laws such as the federal Gramm-Leach-Bliley Act and various state laws apply directly to a broad range of financial institutions including money transfer providers like Western Union, and indirectly to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission ("FTC") has an on-going program of investigating the privacy practices of companies and has commenced enforcement actions against many, resulting in multimillion dollar settlements and multi-year agreements governing the settling companies' privacy practices. The FTC, several states and data protection authorities in other countries have expanded their area of concern to include privacy practices related to online and mobile applications. Many state laws require us to provide notification to affected individuals, state officers and consumer reporting agencies in the event of a data breach of computer databases or physical documents that contain certain types of non-public personal information and present a risk for unauthorized use or potential harm.

The collection, transfer, disclosure, use and storage of personal information required to provide our services is subject to data privacy laws outside of the United States, such as laws adopted pursuant to the EU's 95/46 EC Directive of the European Parliament, and other national and provincial laws throughout the world. In some cases, these laws are more restrictive than the Gramm-Leach-Bliley Act and impose more stringent duties on companies. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and give individuals certain access and correction rights with respect to their personal information and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach.

These regulations, laws and industry standards also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines. Western Union maintains and upgrades its systems and processes to protect the security of our computer systems, software, networks and other technology assets. For further discussion of these risks, see Part I, Item 1A, Risk Factors - "Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation, business, financial condition and results of operations."

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, Western Union has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual's right to privacy - may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

Banking Regulation

We have subsidiaries that operate under banking licenses granted by the Austrian Financial Market Authority and the Brazilian Central Bank. We are also subject to regulation, examination and supervision by the New York State Department of Financial Services (the "Financial Services Department"), which has regulatory authority over our entity that holds all interests in these subsidiaries. Further, an Agreement of Supervision with the Financial Services Department imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements on this entity. However, because this entity and its subsidiaries do not exercise banking powers in the United States, we are not subject to the Bank Holding Company Act in the United States.

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

Employees and Labor

As of December 31, 2014, our businesses employed approximately 10,000 employees, of which approximately 7,900 employees are located outside the United States.

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

Executive Officers of the Registrant

As of February 20, 2015, our executive officers consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	54	President, Chief Executive Officer and Director
Rajesh K. Agrawal	49	Executive Vice President, Chief Financial Officer
Odilon Almeida	53	Executive Vice President and President, Americas and European Union
John R. Dye	55	Executive Vice President, General Counsel and Secretary
Jean Claude Farah	44	Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe & CIS
Diane Scott	44	Executive Vice President, Chief Marketing Officer
J. David Thompson	48	Executive Vice President, Global Operations and Chief Information Officer
Richard L. Williams	49	Executive Vice President, Chief Human Resources Officer

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

Rajesh K. Agrawal is our Executive Vice President (from November 2011) and Chief Financial Officer (from July 2014) and served as Executive Vice President and Interim Chief Financial Officer from January 2014 to July 2014. Prior to January 2014, Mr. Agrawal served as President, Western Union Business Solutions (from August 2011). Prior to August 2011, Mr. Agrawal served as General Manager, Business Solutions from November 2010, and as Senior Vice President of Finance for Business Units from August 2010 to November 2010. Previously, Mr. Agrawal served as Senior Vice President of Finance of the Company's Europe, Middle East, and Africa and Asia Pacific regions from July 2008 to August 2010, and as Senior Vice President and Treasurer of Western Union from June 2006 to May 2008. Mr. Agrawal joined Western Union in 2006. Prior to that time, Mr. Agrawal served as Treasurer and Vice President of Investor Relations at Deluxe Corporation, and worked at General Mills, Inc., Chrysler Corporation, and General Motors Corporation.

Odilon Almeida is our Executive Vice President and President, Americas and European Union. From January 2013 until December 2013, Mr. Almeida was Senior Vice President and President for the Americas region for Western Union. Mr. Almeida joined Western Union in 2002 and has held roles of increasing responsibility, including Regional Vice President, Southern Cone, Americas from December 2002 to December 2006; Regional Vice President and Managing Director, South America region from January 2007 to November 2007; Senior Vice President and Managing Director, South America region from December 2007 to November 2010; and Senior Vice President and Managing Director for the Latin America and Caribbean region from December 2010 to December 2012. Prior to joining Western Union, Mr. Almeida worked at FleetBoston Financial, The Coca-Cola Company and Colgate-Palmolive in Brazil, Canada, Mexico and the United States.

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

Jean Claude Farah is our Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe and CIS. From March 2009 to December 2013, Mr. Farah served as Senior Vice President for the Middle East and Africa region at Western Union. Mr. Farah joined Western Union in 1999 as Marketing Manager, Middle East & North Africa. He has held a variety of progressively responsible positions with the company, including Regional Director from March 2003 to June 2005, Regional Vice President from June 2005 to March 2009 and Senior Vice President for the Middle East, Pakistan and Afghanistan region. Mr. Farah started his career in 1995 with Renault SA. Prior to joining Western Union, he was Area Manager for Orangina Pernod Ricard.

Diane Scott is our Executive Vice President, Chief Marketing Officer and was our Executive Vice President, Chief Product and Marketing Officer in 2013. Prior to taking this position in December 2012, Ms. Scott was our Chief Marketing Officer (from April 2011) and President, Western Union Ventures (from August 2011). Prior to April 2011, Ms. Scott was Senior Vice President, Marketing, Americas since March 2009. From March 2008 to March 2009, Ms. Scott served as Vice President, Marketing Services, and General Manager, Domestic Money Transfer. From March 2007 to March 2008, Ms. Scott served as Vice President, Domestic Money Transfer and Marketing Services, and from January 2005 to March 2007, she served as Vice President and General Manager, Domestic Money Transfer. Ms. Scott joined Western Union in 2001. Prior to joining Western Union, Ms. Scott held marketing positions with Izodia plc, US West Communications Inc., and various advertising agencies.

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

Risks Relating to Our Business and Industry

Global economic downturns or slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, and difficult conditions in global financial markets and financial market disruptions could adversely affect our business, financial condition and results of operations.

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, and we face certain risks relating to such events, including:

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

•
Our Business Solutions business is heavily dependent on global trade. A downturn in global trade or the failure of long-term import growth rates to return to historic levels could have an adverse effect on our business, financial condition and results of operations. Additionally, as customer hedging activity in our Business Solutions business generally varies with currency volatility, we have experienced and may experience in the future lower foreign exchange revenues in periods of lower currency volatility.

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

•
The counterparties to the derivative financial instruments that we use to reduce our exposure to various market risks, including changes in interest rates and foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. This includes the exposure generated by the Business Solutions business, where we write derivative contracts to our customers as part of our cross-currency payments business, and we typically hedge the net exposure through offsetting contracts with established financial institution counterparties. That failure could have an adverse effect on our financial condition and results of operations.

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

•
Insurers we utilize to mitigate our exposures to litigation and other risks may be unable to or refuse to satisfy their obligations to us, which could have an adverse effect on our liquidity, results of operations and financial condition.

•
If market disruption and volatility occurs, we could experience difficulty in accessing capital on favorable terms and our business, financial condition and results of operations could be adversely impacted.

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers and a number of other types of service providers, including electronic, mobile and Internet-based services, digital currencies and related protocols, and other innovations in technology and business models. Our future growth depends on our ability to compete effectively in the industry.
Money transfer and business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include banks, credit unions, automated teller machine providers and operators, card associations, web-based services, payment processors, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, consumer money transfer companies, and digital currencies. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Distribution network and channel options, such as the electronic money transfer service, which includes online, account based and mobile money transfer, have been and may continue to be impacted by increased competition, which could adversely affect our business, financial condition and results of operations.

Our future growth depends on our ability to compete effectively in money transfer and business payments. For example, if we fail to price our services appropriately, consumers may not use our services, which could adversely affect our business and financial results. In addition, we have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Further, failure to compete on service differentiation and service quality could significantly affect our future growth potential and results of operations.
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

If customer confidence in our business or in consumer money transfer and payment service providers generally deteriorates, our business, financial condition and results of operations could be adversely affected.

Our business is built on customer confidence in our brands and our ability to provide fast, reliable money transfer and payment services. Erosion in customer confidence in our business, or in consumer money transfer and payment service providers as a means to transfer money, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition and results of operations.

A number of factors could adversely affect customer confidence in our business, or in consumer money transfer and payment service providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•
changes or proposed changes in laws or regulations or regulator or judicial interpretation thereof that have the effect of making it more difficult or less desirable to transfer money using consumer money transfer and payment service providers, including additional customer due diligence, identification, reporting, and recordkeeping requirements;

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

•
federal, state or foreign legal requirements, including those that require us to provide consumer or transaction data pursuant to our settlement agreement with the State of Arizona and other requirements or to a greater extent than is currently required;

•
any significant interruption in our systems, including by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or disruptions in our workforce; and

•	any breach of our computer systems or other data storage facilities resulting in a compromise of personal data.

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

Our ability to adopt new technology and develop and gain market acceptance of new and enhanced products and services in response to changing industry and regulatory standards and evolving customer needs poses a challenge to our business.
Our industry is subject to rapid and significant technological changes, with the constant introduction of new and enhanced products and services and evolving industry and regulatory standards and consumer needs and preferences. Our ability to enhance our current products and services and introduce new products and services that address these changes has a significant impact on our ability to be successful. We actively seek to respond in a timely manner to changes in customer (both consumer and business) needs and preferences, technology advances and new and enhanced products and services such as technology-based money transfer and Business Solutions payments services, including Internet, phone-based and other mobile money transfer services. Failure to respond well to these challenges on a timely basis could adversely impact our business, financial condition and results of operations. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternative, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than the model offered by our traditional cash/agent model or our current online money transfer model.
Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition and results of operations.
A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. If we are unable to or elect not to hedge our foreign exchange exposure to the euro against a significant devaluation, the value of our euro-denominated revenue, operating profit and net monetary assets and liabilities would be correspondingly reduced when translated into United States dollars for inclusion in our financial statements. Moreover, if we engage in foreign currency hedging activities, as it relates to our revenues, such transactions may help to mitigate the adverse financial effects of an appreciation in the United States dollar relative to other currencies. In an environment of a declining United States dollar relative to other currencies, such hedging transactions could have the effect of limiting the translation benefits on our reported financial results. In addition, our Business Solutions business provides currency conversion and, in certain countries, foreign exchange hedging services to its customers, further exposing us to foreign currency exchange risk. In order to mitigate these risks, we enter into derivative contracts. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates.
We operate in almost all emerging markets throughout the world. In many of these markets, our foreign currency exposure is limited because most transactions are receive transactions and we reimburse our agents in either United States dollars or euros for the payment of these transactions. However, in certain of these emerging markets we generate revenue from send transactions. Our exposure to foreign currency fluctuations in those markets is increased as these fluctuations impact our revenues and operating profits. Typically, in these markets the cost of hedging activities is prohibitive.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. If we are unable to obtain offsetting positions, our business, financial condition and results of operations could be adversely affected.

A substantial portion of our revenue is generated outside of the United States. Repatriating foreign earnings to the United States would, in many cases, result in significant tax obligations because most of these earnings have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We utilize a variety of planning and financial strategies to help ensure that our worldwide cash is available where needed, including decisions related to the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries. Changes in the amounts, timing, and manner by which cash is repatriated (or deemed repatriated) or otherwise made available from our international subsidiaries, including changes arising from new legal or tax rules, disagreements with legal or tax authorities concerning existing rules that are ultimately resolved in their favor, or changes in our operations or business, could result in material adverse effects on our financial condition and results of operations, including our ability to pay future dividends or make share repurchases. For further discussion regarding the risk that our future effective tax rates could be adversely impacted by changes in tax laws, both domestically and internationally, see risk factor "Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense" below.

Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Occasionally agents or their subagents have been required by their regulators to cease offering our services, see risk factor "Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations, financial condition, and liquidity" below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or our ability to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition and results of operations. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

Many of our agents outside the United States are post offices, which are usually owned and operated by national governments. These governments may decide to change the terms under which they allow post offices to offer remittances and other financial services. For example, governments may decide to separate financial service operations from postal operations, or mandate the creation or privatization of a "post bank," which could result in the loss of agent locations, or they may require multiple service providers in their network. These changes could have an adverse effect on our ability to distribute or offer our services in countries that are material to our business.

Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation, business, financial condition and results of operations.

We collect, transfer and retain consumer, business, employee and agent data as part of our business. These activities are subject to laws and regulations in the United States and other jurisdictions, see risk factor "Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition" below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and prevent that information from being inappropriately used or disclosed. We have developed and maintain technical and operational safeguards designed to comply with applicable legal requirements. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or the systems of our business partners and service providers and improperly obtain or disclose data about our consumers, business customers, agents and/or employees. Further, because some data is collected and stored by third parties, it is possible that a third party could intentionally or inadvertently disclose personal data in violation of law. Also, in some jurisdictions we transfer data related to our employees, business customers, consumers, agents and potential employees to third-party vendors in order to perform due diligence and for other reasons. It is possible that a vendor could intentionally or inadvertently disclose such data. Any data breach resulting in a compromise of consumer, business, employee or agent data could require us to notify impacted individuals, and in some cases regulators, of a possible or actual breach, expose us to regulatory enforcement action, including fines, limit our ability to provide services, subject us to litigation and/or damage our reputation.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of consumers. These systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control or that of our service providers. Further, we have been and continue to be the subject of cyber attacks. These attacks are primarily aimed at interrupting our business, exposing us to financial losses, or exploiting information security vulnerabilities. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company's business, although there can be no assurance that a material breach will not occur in the future. Although we have taken steps to prevent systems disruptions, our measures may not be successful and we may experience problems other than system disruptions. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of which are located outside the United States, could adversely affect our business.

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

As of December 31, 2014, we had $3,169.2 million of goodwill comprising approximately 32% of our total assets, including $1,950.1 million of goodwill in our Consumer-to-Consumer reporting unit and $996.0 million of goodwill in our Business Solutions reporting unit. For the Business Solutions reporting unit, a decline in estimated fair value of approximately 15% as of the October 1, 2014 testing date could occur before triggering an impairment of goodwill. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods. See the "Critical Accounting Policies and Estimates" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, for more detail.

We face credit, liquidity and fraud risks from our agents, consumers and businesses that could adversely affect our business, financial condition and results of operations.

The vast majority of our Consumer-to-Consumer money transfer and Consumer-to-Business activity is conducted through third-party agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include superagents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order, complete the money transfer or payment services on behalf of the consumer.

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

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. If a customer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us, we may be exposed to the value of an offsetting position with a financial institution counterparty for the derivatives or may bear financial risk for those receivables where we have offered trade credit.

We offer consumers in select countries the ability to transfer money utilizing their bank account or credit or debit card via the Internet and phone. These transactions have experienced and continue to experience a greater risk of fraud and higher fraud losses. Additionally, money transfers funded by ACH, or similar methods, are not preauthorized by the sender's bank and carry the risk that the account may not exist or have sufficient funds to cover the transaction. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. We may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties escalate over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

If we are unable to maintain our agent, subagent or global business relationships under terms consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition and results of operations would be adversely affected.

Most of our Consumer-to-Consumer revenue is derived through our agent network. Some of our international agents have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent's dissatisfaction with its relationship with us or the revenue derived from that relationship, an agent's or its subagents' unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements or increased costs or loss of business as a result of difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services. For example, changes to our compliance-related practices as a result of our settlement agreement with the State of Arizona and changes to our business model, primarily related to our Vigo and Orlandi Valuta brands, resulted in the loss of over 7,000 agent locations in Mexico in 2012. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, or changes in the economy, and the cost of maintaining agent or subagent locations has increased and may continue to increase because of enhanced compliance efforts. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

Changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enter into or maintain our exclusive arrangements with our current and prospective agents. See risk factor "Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations, financial condition, and liquidity" below. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition or results of operations by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

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

In our Consumer-to-Business segment, we provide services for making one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. For example, we have relationships with over 15,000 consumer payments businesses to which our customers can make payments. These relationships are a core component of our payments services, and we derive a substantial portion of our Consumer-to-Business revenue through these relationships. In Business Solutions, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals, and we have relationships with more than 100,000 customers with respect to our payment solutions. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our services or by making it more cumbersome for businesses or consumers to do business with us. We have also had difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies. If we are unable to maintain our current business or banking relationships or establish new relationships under terms consistent with those currently in place, our ability to continue to offer our services may be adversely impacted, which could have an adverse effect on our business, financial condition, and results of operations.

Our business, financial condition and results of operations could be harmed by adverse rating actions by credit rating agencies.

If our credit ratings are downgraded, or if they are placed under review or revised to have a negative outlook, our business, financial condition and results of operations could be adversely affected and perceptions of our financial strength could be damaged, which could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices, and our banking and other business relationships. In addition, an adverse credit rating by a rating agency, such as a downgrade or negative outlook, could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Although our credit ratings have been downgraded in the past, we still maintain an investment grade rating. Also, a downgrade below investment grade will increase our interest expense under certain of our notes and any significant downgrade could increase our costs of borrowing money more generally or adversely impact or eliminate our access to the commercial paper market, each of which could adversely affect our business, financial condition and results of operations.

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

The Western Union brand, which is protected by trademark registrations in many countries, is material to our Company. The loss of the Western Union trademark or a diminution in the perceived quality associated with the name would harm our business. Similar to the Western Union trademark, the Vigo, Orlandi Valuta, Speedpay, Pago Fácil, Western Union Payments, Quick Collect, Quick Pay, Convenience Pay, Western Union Business Solutions and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2014, the total amount of unrecognized tax benefits was a liability of $96.8 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows. For example, in 2011, we reached an agreement with the United States Internal Revenue Service ("IRS") resolving substantially all of the issues related to the restructuring of our international operations in 2003, which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter and requires cash payments to the IRS and various state tax authorities of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of December 31, 2014. See the "Capital Resources and Liquidity" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include our 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of our United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting us, some of which are agreed and some of which are unagreed. We filed our protest on November 28, 2012 related to the unagreed proposed adjustments with the IRS Appeals Division. Discussions with the IRS concerning these adjustments are ongoing. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, "Income Taxes" for a further discussion of this matter.

Material changes in the market value or liquidity of the securities we hold may adversely affect our results of operations and financial condition.

As of December 31, 2014, we held $1.5 billion in investment securities, the substantial majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling approximately $302.9 million as of December 31, 2014. The fair value of these assets held in the trust are compared to the plan's projected benefit obligation to determine the pension liability of $74.9 million recorded within "Other liabilities" in our Consolidated Balance Sheet as of December 31, 2014. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2014, we had approximately $3.7 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future.

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

Our business is subject to a wide range and increasing number of laws and regulations. Liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations has had and we expect will continue to have an adverse effect on our business, financial condition and results of operations.

Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the United States Treasury Department's Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements will continue to increase, perhaps substantially, or our compliance will make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating profit. For example, we made significant additional investments in 2014 in our compliance programs based on the rapidly evolving environment and our internal reviews of the increasingly complex and demanding global regulatory requirements, and we expect additional compliance program costs in 2015 and beyond as well as potential negative business impacts from new compliance procedures. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control) to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

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

In addition, our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended, including by the USA PATRIOT Act of 2001 (collectively, the "BSA"), and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network ("FinCEN"). We have subsidiaries that are subject to banking regulations, namely those in Brazil and Austria. These subsidiaries are also subject to regulation, examination and supervision by the New York Department of Financial Services. Under the Payment Services Directive ("PSD") in the European Union ("EU"), which became effective in late 2009, and similar legislation enacted or proposed in other jurisdictions, we have and will increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, and agent oversight and monitoring requirements, which have increased and will continue to increase our costs. These laws could also increase competition in some or all of our areas of service.

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. While we believe our fraud prevention efforts comply with applicable law, the ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced could have an adverse effect on our business, financial condition and results of operations.

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

The changes associated with the PSD, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased costs to comply with the new requirements, and in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition and results of operations. Additional countries may adopt similar legislation.

For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents with the PSD when they are acting on behalf of one of our payments institution subsidiaries. The majority of our EU activity is managed through our Irish PSD subsidiary, which is regulated by the Central Bank of Ireland. Thus, the risk of adverse regulatory action against Western Union because of actions by its agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Act impose responsibility on us for any related compliance failures of our agents and their subagents.

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape and is expected to continue to adversely affect our financial results. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has and may continue to affect the manner in which we provide our services, see risk factor "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition." Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition and results of operations could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties.

For example, our business has been affected and is currently being affected by on-going changes to our compliance procedures related to our settlement agreement with the State of Arizona. See risk factor "Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators." Due to regulatory initiatives, we have changed our compliance related practices and business model along the United States and Mexico border, including in the southwestern region of the United States. Such changes have had, and will likely continue to have an adverse effect on our revenue, profit margins, and business operations related to our United States to Mexico and United States to Latin America and the Caribbean corridors.

In addition, one state and one United States territory have passed laws imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. Although money transfer services themselves are not generally subject to sales tax elsewhere in the United States, the current budget shortfalls in many jurisdictions, combined with continued federal inaction on comprehensive immigration reform, may lead other states or localities to impose similar taxes or fees. Similar circumstances in foreign countries have invoked and could continue to invoke the imposition of sales, service or similar taxes on money transfer services. A tax or fee exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes or fees. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have an adverse impact on our business, financial condition and results of operations.

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

Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our operations, results of operations, financial condition, and liquidity.

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

Our regulatory status and the regulatory status of our agents could affect our and their ability to offer our services. For example, we and our agents rely on bank accounts to provide our Consumer-to-Consumer money transfer services. We also rely on bank accounts to provide our payment services. We and our agents are considered Money Service Businesses, or "MSBs," under the BSA, including our Business Solutions operations. An increasing number of banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. Furthermore, we and some of our agents have had difficulty establishing or maintaining banking relationships due to the banks' policies. If we or a significant number of our agents are unable to maintain existing or establish new banking relationships, or if we or these agents face higher fees to maintain or establish new bank accounts, our ability and the ability of our agents to continue to offer our services may be adversely impacted, which would have an adverse effect on our business, financial condition, and results of operations.

The types of enterprises that are legally authorized to act as our agents vary significantly from one country to another. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents. For example, a requirement that a money transfer provider be a bank or other highly regulated financial entity could increase significantly the cost of providing our services in many countries where that requirement does not exist today or could prevent us from offering our services in an affected country. Further, any changes in law that would require us to provide money transfer services directly to consumers as opposed to through an agent network (which would effectively change our business model) or that would prohibit or impede the use of subagents could significantly adversely impact our ability to provide our services, and/or the cost of our services, in the relevant jurisdiction. Changes mandated by laws which make Western Union responsible for acts of its agents while they are providing the Western Union money transfer service increase our risk of regulatory liability and our costs to monitor our agents' performance.

Although most of our Orlandi Valuta and Vigo branded agents also offer money transfer services of our competitors, many of our Western Union branded agents have agreed to offer only our money transfer services. While we expect to continue signing certain agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Over the past several years, several countries in Eastern Europe, the Commonwealth of Independent States, Africa and South Asia, including India, have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions. In addition to legal challenges, certain of our agents and their subagents have refused to enter into exclusive arrangements. See risk factor "If we are unable to maintain our agent, subagent or global business relationships under terms consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition and results of operations would be adversely affected" above. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition or results of operations by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

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

State of Arizona Settlement Agreement

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed a settlement agreement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of recommendations related to the Company's compliance programs, which we are implementing, including programs related to our Business Solutions segment.

On January 31, 2014, the Southwest Border Agreement was amended to extend its term until December 31, 2017 (the "Amendment"). The Amendment imposes additional obligations on the Company and WUFSI in connection with WUFSI’s anti-money laundering ("AML") compliance programs and cooperation with law enforcement. In particular, the Amendment requires WUFSI to continue implementing the primary and secondary recommendations made by the Monitor appointed pursuant to the Southwest Border Agreement related to WUFSI’s AML compliance program, and includes, among other things, timeframes for implementing such primary and secondary recommendations. Under the Amendment, the Monitor could make additional primary recommendations until January 1, 2015 and may make additional secondary recommendations until January 31, 2017. After these dates, the Monitor may only make additional primary or secondary recommendations, as applicable, that meet certain requirements as set forth in the Amendment. The Monitor has made more than 70 primary recommendations and groups of primary recommendations. Primary recommendations may also be re-classified as secondary recommendations.

The changes in WUFSI’s AML program required by the Southwest Border Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, and as described in detail in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies," if WUFSI is not able to implement a successful AML compliance program along the U.S. and Mexico border or timely implement the Monitor’s recommendations, each as determined by the Monitor, the State may pursue remedies under the Southwest Border Agreement and Amendment, including assessment of fines and civil and criminal actions. Such fines and actions could have a material adverse effect on the Company’s business, financial condition or results of operations.

Other Matters

As further described under Part I, Item 3, Legal Proceedings, the Company is the subject of ongoing investigations, including by (1) various United States Attorneys' offices; (2) various state attorneys general; (3) the United States Federal Trade Commission (the "FTC"); (4) the Consumer Financial Protection Bureau (the "CFPB"); and (5) the United States Securities and Exchange Commission. Due to the preliminary nature of these continuing investigations, the Company is unable to predict their outcome, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Additionally, as it has done in recent years, the Company may enter into consent agreements with governmental authorities (federal, state, local, and foreign) relating to these or other regulatory matters that could require us to make various payments and to take certain measures to enhance our compliance with applicable legal requirements. Should governmental authorities determine to bring criminal charges or civil claims, or if the Company enters into additional consent decrees with governmental authorities, the Company's business, financial condition and results of operations could be adversely affected. Further, the Company regularly receives subpoenas and other requests for documents and information from governmental authorities concerning our business, current or former agents, customers or other third parties. We cooperate with such subpoenas and requests in the ordinary course of our business. However, it is possible that, during the course of any investigation or review by such governmental authorities, allegations of misconduct or wrongdoing could arise regarding Western Union, its employees, current or former agents, customers or other third parties, which could lead to investigations or enforcement actions against us.

The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition.

The Dodd-Frank Act, which became law in the United States on July 21, 2010, calls for significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors. The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a consumer's request. In addition, these regulations impose responsibility on us for any related compliance failures of our agents. These requirements have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results and change the way we operate our business. The Dodd-Frank Act and interpretations and actions by the CFPB could also have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make our products less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business.

The CFPB has broad authority to enforce consumer protection laws. The CFPB has a large staff and budget, which is not subject to Congressional appropriation, and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track and solicit consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB's authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB's authority to limit or ban pre-dispute arbitration clauses. In December 2013, the CFPB released the preliminary results of its arbitration study, which is widely viewed as the first step in an effort to restrict the use of such clauses in consumer financial contracts.

We will be subject to examination by the CFPB, which in September 2014 finalized a rule defining "larger participants of a market for other consumer financial products or services" as including companies, such as Western Union, that make at least one million aggregate annual international money transfers. The CFPB has the authority to examine and supervise us and our larger competitors, which will involve providing reports to the CFPB. Based on examination material that has been published by the CFPB, we expect the CFPB to conduct rigorous examinations, which could result in further changes to our operating procedures. The CFPB has used information gained in examinations as the basis for enforcement actions resulting in settlements involving monetary penalties and other remedies.

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

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission, as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions we may enter into in the future may be subject to centralized clearing and margin requirements and certain of our other transactions may become so in the future. Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Additionally, the regulatory regimes for derivatives in the United States and European Union are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes may result in additional costs to our business. Other jurisdictions outside of the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these will result in greater costs to us as well.

Western Union is the subject of litigation, including purported class action litigation, which could result in material settlements, fines or penalties.

As a company that provides global financial services primarily to consumers, we are subject to litigation, including purported class action litigation, and regulatory actions alleging violations of consumer protection, anti-money laundering, securities laws and other laws. We also are subject to claims asserted by consumers based on individual transactions. We may not be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition and results of operations. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement are likely to continue to result in changes to our business, as well as increased costs, supervision and examination for both ourselves and our agents and subagents. These developments in turn may result in additional litigation or other actions. For more information please see Part I, Item 3, Legal Proceedings and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

We are subject to requirements relating to privacy and data use and security under federal, state and foreign laws. For example, the FTC has an on-going program of investigating the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies' privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future privacy and data use and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, Western Union has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual's right to privacy - may conflict, and the law in these areas is not consistent or settled. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

We are subject to unclaimed property laws, and differences between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows.

We are subject to unclaimed property laws in the United States and abroad which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers. We have an ongoing program to help us comply with those laws. In addition, we are subject to audits with regard to our escheatment practices. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows. See "Unclaimed Property Regulations" for further discussion.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial condition and results of operations.

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We had substantial indebtedness as of December 31, 2014, which could make it more difficult to meet these requirements if such requirements are increased. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of settlement assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as settlement assets or these regulators could require our regulated subsidiaries to maintain higher levels of settlement assets. For example, we have seen increased scrutiny from government regulators regarding the sufficiency of our capitalization and the appropriateness of our investments held in order to comply with state and other licensing requirements. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Spin-Off

We were incorporated in Delaware as a wholly-owned subsidiary of First Data on February 17, 2006. On September 29, 2006, First Data distributed 100% of its money transfer and consumer payments businesses and its interest in a Western Union money transfer agent, as well as related assets, including real estate, through a tax-free distribution to First Data shareholders (the "Spin-off") through this previously owned subsidiary. The consolidated United States federal income tax return for First Data for 2006, which included the Company, has been examined by the IRS and no adjustments were proposed relating to the tax treatment of the Spin-Off. However, certain other adjustments were proposed by the IRS and are being contested through the IRS appeals process. Accordingly, the statute of limitations covering First Data’s 2006 return has not yet closed.

If the Spin-off does not qualify as a tax-free transaction, First Data and its stockholders could be subject to material amounts of taxes and, in certain circumstances, we could be required to indemnify First Data for material taxes pursuant to indemnification obligations under the tax allocation agreement.

First Data received a private letter ruling from the IRS to the effect that the Spin-off (including certain related transactions) qualifies as a tax-free transaction to First Data, us and First Data stockholders for United States federal income tax purposes under sections 355, 368 and related provisions of the Internal Revenue Code, assuming, among other things, the accuracy of the representations made by First Data to the IRS in the private letter ruling request. If the factual assumptions or representations made in the private letter ruling request were determined to be untrue or incomplete, then First Data and we would not be able to rely on the ruling.

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

If, notwithstanding receipt of the private letter ruling and an opinion of tax counsel, the Spin-off were determined to be a taxable transaction, each holder of First Data common stock who received shares of our common stock in connection with the Spin-off would generally be treated as receiving a taxable distribution in an amount equal to the fair value of our common stock received. First Data would recognize taxable gain equal to the excess of the fair value of the consideration received by First Data in the contribution over First Data's tax basis in the assets contributed to us in the contribution. If First Data were unable to pay any taxes for which it is responsible under the tax allocation agreement, the IRS might seek to collect such taxes from Western Union.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Properties and Facilities

As of December 31, 2014, we had offices in approximately 50 countries, which included five owned facilities and approximately 20 United States and over 400 international leased properties. Our owned facilities included our corporate headquarters located in Englewood, Colorado.

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

Other Governmental Investigations

Since 2011, Western Union has received civil investigative demands from certain state attorneys general who have initiated an investigation into the adequacy of the Company's consumer protection efforts over the last several years. The civil investigative demands seek information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company has received and the Company's procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, the Company could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices that could have a material adverse effect on our business, financial condition and results of operations.

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

Shareholder Actions

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. On December 11, 2014, the defendants filed a motion to dismiss the consolidated amended complaint. On January 5, 2015, plaintiffs filed an opposition to defendants’ motion to dismiss the consolidated amended complaint. On January 23, 2015, defendants filed a reply brief in support of their motion to dismiss the consolidated amended complaint. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

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

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, and MARTA/ATU Local 732 Employees Retirement Plan filed shareholder derivative complaints in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Exchange Act, corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective anti-money laundering compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the Southwest Border Monitor's efforts to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the Monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal anti-money laundering laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the Bank Secrecy Act and parallel anti-money laundering laws and regulations for a prolonged period of time, authorized and implemented anti-money laundering policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls. The claim for violations of section 14(a) of the Securities Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in the City of Taylor Police and Fire Retirement System action described above, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock.

On December 10, 2014, The Police Retirement System of St. Louis filed a Verified Shareholder Derivative Complaint in District Court, Denver County, Colorado, naming the Company’s President and Chief Executive Officer, one of its former executive officers, three of its former directors and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, based on allegations that the individual defendants (1) caused the Company to fail to comply with its obligations under the Southwest Border Agreement; (2) misrepresented the costs and impact of the Southwest Border Agreement; (3) caused the Company to repurchase its stock at artificially inflated prices; (4) failed to implement and maintain adequate internal controls; (5) knowingly or recklessly reviewed and approved improper statements in the Company’s public filings, press releases and conference calls; (6) failed to ensure the Company’s compliance with legal and regulatory requirements; (7) facilitated the use of the Company’s operations for money-laundering and other various crimes, including human trafficking; (8) forced the Company to expend valuable resources in defending itself in the City of Taylor Police and Fire Retirement System action described above; and (9) paid improper compensation and bonuses to certain of the Company’s executives and directors who allegedly breached their fiduciary duties.  The complaint also alleges that the individual defendants were unjustly enriched as a result of the compensation and director remuneration they received while breaching their fiduciary duties and that the former executive officer sold Company stock while in possession of material, adverse, non-public information that artificially inflated the price of Western Union stock. On December 17, 2014, one of the individual defendants removed the case to the United States District Court for the District of Colorado. On January 16, 2015, plaintiff filed a motion to remand the case to state court. On February 9, 2015, the individual defendant who removed the case filed an opposition to the motion to remand. The Company filed a motion to consolidate this action with the Lieblein action described above, which the plaintiff has opposed.

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

Our common stock trades on the New York Stock Exchange under the symbol "WU." There were 4,073 stockholders of record as of February 13, 2015. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock		Dividends
	Market Price		Declared
	High	Low	per Share
2014
First Quarter	$17.83	$15.00	$0.125
Second Quarter	$17.38	$14.60	$0.125
Third Quarter	$17.81	$15.97	$0.125
Fourth Quarter	$18.66	$15.32	$0.125
2013
First Quarter	$15.05	$13.23	$0.125
Second Quarter	$17.23	$14.24	$0.125
Third Quarter	$19.11	$16.63	$0.125
Fourth Quarter	$19.50	$15.51	$0.125

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2014:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 1 - 31	1,160,034	$16.12	1,157,545	$36.4
November 1 - 30	206,230	$17.54	182,357	$33.2
December 1 - 31	1,242,684	$17.24	1,237,622	$11.9
Total	2,608,948	$16.77	2,577,524
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 11, 2014, the Board of Directors authorized $500 million of common stock repurchases through June 30, 2015, of which $11.9 million remained available as of December 31, 2014. On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, "Stock Compensation Plans" for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2014, the Board of Directors declared quarterly cash dividends of $0.125 per common share payable on December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014. During 2013, the Board of Directors declared quarterly cash dividends of $0.125 per common share payable on December 31, 2013, September 30, 2013, June 28, 2013 and March 29, 2013. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, cash generated or made available in the U.S., capital requirements, regulatory constraints, industry practice and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will be dependent primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends and distribute cash may be restricted.

On February 10, 2015, the Board of Directors declared a quarterly cash dividend of $0.155 per common share payable on March 31, 2015.

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

	Year Ended December 31,
(in millions, except per share data)	2014	2013	2012	2011	2010
Statements of Income Data:
Revenues (a)	$5,607.2	$5,542.0	$5,664.8	$5,491.4	$5,192.7
Operating expenses (b)	4,466.7	4,434.6	4,334.8	4,106.4	3,892.6
Operating income (a) (b)	1,140.5	1,107.4	1,330.0	1,385.0	1,300.1
Interest income (c)	11.5	9.4	5.5	5.2	2.8
Interest expense (d)	(176.6)	(195.6)	(179.6)	(181.9)	(169.9)
Other income/(expense), net, excluding interest income and interest expense (e)	(7.2)	5.7	12.9	66.3	12.2
Income before income taxes (a) (b) (c) (d) (e)	968.2	926.9	1,168.8	1,274.6	1,145.2
Net income (a) (b) (c) (d) (e) (f)	852.4	798.4	1,025.9	1,165.4	909.9
Depreciation and amortization	271.9	262.8	246.1	192.6	175.9
Cash Flow Data:
Net cash provided by operating activities (g)	$1,045.9	$1,088.6	$1,185.3	$1,174.9	$994.4
Capital expenditures (h)	(179.0)	(241.3)	(268.2)	(162.5)	(113.7)
Common stock repurchased (i)	(495.4)	(399.7)	(766.5)	(803.9)	(581.4)
Earnings Per Share Data:
Basic (a) (b) (c) (d) (e) (f) (i)	$1.60	$1.43	$1.70	$1.85	$1.37
Diluted (a) (b) (c) (d) (e) (f) (i)	$1.59	$1.43	$1.69	$1.84	$1.36
Cash dividends declared per common share (j)	$0.50	$0.50	$0.425	$0.31	$0.25
Key Indicators (unaudited):
Consumer-to-Consumer transactions (k)	254.93	242.34	230.98	225.79	213.74

	As of December 31,
(in millions)	2014	2013	2012	2011	2010
Balance Sheet Data:
Settlement assets	$3,313.7	$3,270.4	$3,114.6	$3,091.2	$2,635.2
Total assets	9,890.4	10,121.3	9,465.7	9,069.9	7,929.2
Settlement obligations	3,313.7	3,270.4	3,114.6	3,091.2	2,635.2
Total borrowings	3,720.4	4,213.0	4,029.2	3,583.2	3,289.9
Total liabilities	8,590.0	9,016.6	8,525.1	8,175.1	7,346.5
Total stockholders’ equity	1,300.4	1,104.7	940.6	894.8	582.7
____________

(a)
Revenue for the years ended December 31, 2012 and 2011 included $238.5 million and $35.2 million, respectively, of revenue related to Travelex Global Business Payments ("TGBP"), which was acquired in November 2011. TGBP and Custom House Ltd., which was acquired in September 2009, have subsequently been rebranded to "Western Union Business Solutions."

(b)
Operating expenses for the years ended December 31, 2011 and 2010 included $46.8 million and $59.5 million of restructuring and related expenses, respectively, associated with a restructuring plan designed to reduce overall headcount and migrate positions from various facilities, primarily within the United States and Europe, to regional operating centers.

(c)	Interest income consists of interest earned on cash balances not required to satisfy settlement obligations.

(d)	Interest expense primarily relates to our outstanding borrowings.

(e)
In 2011, we recognized gains of $20.5 million and $29.4 million, in connection with the remeasurement of our former equity interests in Finint S.r.l. and Angelo Costa S.r.l., respectively, to fair value. These equity interests were remeasured in conjunction with our purchases of the remaining interests in these entities that we previously did not hold. Additionally, in 2011, we recognized a $20.8 million net gain on foreign currency forward contracts entered into in order to reduce the economic variability related to the cash amounts used to fund acquisitions of businesses with purchase prices denominated in foreign currencies, primarily for the TGBP acquisition.

(f)
In December 2011, we reached an agreement with the United States Internal Revenue Service ("IRS Agreement") resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we recognized a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter.

(g)
Net cash provided by operating activities during the year ended December 31, 2012 was impacted by tax payments of $92.4 million made as a result of the IRS Agreement. Net cash provided by operating activities for the year ended December 31, 2010 was impacted by a $250 million tax deposit made relating to United States federal tax liabilities, including those arising from our 2003 international restructuring, which were previously accrued in our consolidated financial statements. Also impacting net cash provided by operating activities during the year ended December 31, 2010 were cash payments of $71.0 million related to the settlement agreement with the State of Arizona and other states.

(h)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.

(i)
On February 11, 2014, the Board of Directors authorized $500 million of common stock repurchases through June 30, 2015, of which $11.9 million remains available as of December 31, 2014. On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017. During the years ended December 31, 2014, 2013, 2012, 2011 and 2010, we repurchased 29.3 million, 25.7 million, 51.0 million, 40.3 million and 35.6 million shares, respectively.

(j)	Cash dividends per share declared quarterly by the Company's Board of Directors were as follows:

Year	Q1	Q2	Q3	Q4
2014	$0.125	$0.125	$0.125	$0.125
2013	$0.125	$0.125	$0.125	$0.125
2012	$0.10	$0.10	$0.10	$0.125
2011	$0.07	$0.08	$0.08	$0.08
2010	$0.06	$0.06	$0.06	$0.07

(k)	Consumer-to-Consumer transactions include Western Union, Vigo and Orlandi Valuta branded Consumer-to-Consumer money transfer services worldwide.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of money movement and payment services, operating in three business segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. Our multi-currency, real-time money transfer service is viewed by us as one interconnected global network where a money transfer can be sent from one location to another, around the world. Our money transfer services are available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through websites, mobile devices, and account based money transfers.

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

Our key strategic priorities are focused on:

•
Strengthening consumer money transfer - We continue to implement key actions in our consumer money transfer business, including: expanding online money transfers, including through mobile devices; optimizing the performance and expansion of our distribution network; strengthening our customer relationships; improving our information technology systems; and enhancing our compliance capabilities. We also plan to continue connecting the cash and digital worlds for our consumers. Electronic channels delivered strong growth in 2014 and generated new customer acquisitions. We plan to accelerate usage in 2015 through added capabilities, enhanced value propositions and expanded reach. Money transfer services through electronic channels, which include online, account based, and mobile money transfer, combined were approximately 6% of consolidated revenue for the year ended December 31, 2014.

•
Expanding the reach and penetration of Western Union Business Solutions - In Western Union Business Solutions, we are working to drive new customer acquisition and growth opportunities with existing customers through increased sales effectiveness and tailored product solutions for specific market segments. Business Solutions represented 7% of our consolidated revenue for the year ended December 31, 2014.

•
Generating and deploying cash flow for shareholders - We currently expect to generate significant cash flow and anticipate continuing to return capital to our shareholders in 2015 through both dividends and share repurchases, subject to U.S. cash availability, targeted investment grade credit ratings, and other factors.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2014 compared to the same period in 2013 and the year ended December 31, 2013 compared to the same period in 2012. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP").

The following table sets forth our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012.

				% Change
	Year Ended December 31,			2014	2013
(in millions, except per share amounts)	2014	2013	2012	vs. 2013	vs. 2012
Revenues:
Transaction fees	$4,083.6	$4,065.8	$4,210.0	0%	(3)%
Foreign exchange revenues	1,386.3	1,348.0	1,332.7	3%	1%
Other revenues	137.3	128.2	122.1	7%	5%
Total revenues	5,607.2	5,542.0	5,664.8	1%	(2)%
Expenses:
Cost of services	3,297.4	3,235.0	3,194.2	2%	1%
Selling, general and administrative	1,169.3	1,199.6	1,140.6	(3)%	5%
Total expenses	4,466.7	4,434.6	4,334.8	1%	2%
Operating income	1,140.5	1,107.4	1,330.0	3%	(17)%
Other income/(expense):
Interest income	11.5	9.4	5.5	22%	71%
Interest expense	(176.6)	(195.6)	(179.6)	(10)%	9%
Derivative gains/(losses), net	(2.2)	(1.3)	0.5	*	*
Other income/(expense), net	(5.0)	7.0	12.4	*	(44)%
Total other expense, net	(172.3)	(180.5)	(161.2)	(5)%	12%
Income before income taxes	968.2	926.9	1,168.8	4%	(21)%
Provision for income taxes	115.8	128.5	142.9	(10)%	(10)%
Net income	$852.4	$798.4	$1,025.9	7%	(22)%
Earnings per share:
Basic	$1.60	$1.43	$1.70	12%	(16)%
Diluted	$1.59	$1.43	$1.69	11%	(15)%
Weighted-average shares outstanding:
Basic	533.4	556.6	604.9
Diluted	536.8	559.7	607.4
____________

*	Calculation not meaningful

Revenues overview

Transaction volume is the primary generator of revenue in our businesses. Transaction fees are fees that consumers pay when they send money or make payments. Consumer-to-Consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent and received. Additionally, in certain consumer money transfer and Business Solutions transactions involving different send and receive currencies, we generate foreign exchange revenues based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency. In our Consumer-to-Consumer business, foreign exchange revenue is primarily driven by international Consumer-to-Consumer cross-currency transactions. The significant majority of transaction fees and foreign exchange revenues were contributed by our Consumer-to-Consumer segment for all periods presented, which is discussed in greater detail in "Segment Discussion."

2014 compared to 2013

During the year ended December 31, 2014 compared to 2013, consolidated revenues increased 1% primarily due to 5% transaction growth in our Consumer-to-Consumer segment. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted consolidated revenue growth by approximately 3% in the year ended December 31, 2014.

Foreign exchange revenues increased for the year ended December 31, 2014 compared to 2013 primarily due to increased amounts of cross-border principal sent in our Consumer-to-Consumer segment, increases in our retail walk-in foreign exchange services due to our acquisition of the Brazilian foreign exchange operations of Fitta DTVM S.A and Fitta Turismo Ltd ("Fitta") in the first quarter of 2014, and growth in our Business Solutions segment.

Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, have resulted in a reduction to revenues for the year ended December 31, 2014 of $157.5 million over the previous year.

2013 compared to 2012

Consolidated revenue decreased 2% during the year ended December 31, 2013 compared to 2012. This decrease was caused by our Consumer-to-Consumer segment, primarily due to price reductions in key corridors and the impact of compliance related actions in various corridors, partially offset by Consumer-to-Consumer transaction growth. The strengthening of the United States dollar compared to most other foreign currencies negatively impacted revenue growth by approximately 1% in the year ended December 31, 2013.

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

Operating expenses overview

Enhanced Regulatory Compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States, and other matters. In coming periods we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

TGBP integration expenses

During the years ended December 31, 2013 and 2012, we incurred $19.3 million and $42.8 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments ("TGBP"). TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately two-thirds of total cost of services for the year ended December 31, 2014 and generally fluctuate with revenues.

Cost of services increased for the year ended December 31, 2014 compared to the prior year due to variable costs that generally fluctuate with revenues and transactions, such as agent commissions and bank-related fees. Additionally, cost of services increased due to higher bank-related fees in our Consumer-to-Business and Business Solutions segments and higher agent commission rates in the walk-in services of our Consumer-to-Consumer segment, primarily from the renewal of certain strategic agent agreements. These increases were partially offset by benefits from our productivity and cost-savings initiatives. For further discussion of our productivity and cost-savings initiatives, see Note 3 to Part II, Item 8, Financial Statement and Supplementary Data. Additionally, fluctuations in the exchange rate between the United States dollar and other currencies resulted in a positive impact on the translation of our expenses.

Cost of services increased for the year ended December 31, 2013 compared to the prior year due to investments in our strategic initiatives, primarily in information technology, increased variable costs that increase as transactions increase, costs associated with our productivity and cost-savings initiatives, and increased compliance program costs, partially offset by reduced agent commissions, which decrease as revenue decreases, the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses, and savings from our productivity and cost-savings initiatives.

Selling, general and administrative

Selling, general and administrative expenses decreased for the year ended December 31, 2014 compared to the prior year due to benefits from our productivity and cost-savings initiatives and decreased integration costs related to the acquisition of TGBP, partially offset by increased compliance program (see "Enhanced Regulatory Compliance" described above) and legal costs. Additionally, fluctuations in the exchange rate between the United States dollar and other currencies resulted in a positive impact on the translation of our expenses.

Selling, general and administrative expenses increased for the year ended December 31, 2013 compared to the prior year due to increased compliance program costs, including costs related to our amended settlement agreement with the State of Arizona, investments in our strategic initiatives, lower compensation expenses in 2012, and costs associated with our productivity and cost savings initiatives, partially offset by decreased TGBP integration costs, savings from our productivity and cost-savings initiatives, decreased marketing expenses, and the strengthening of the United States dollar compared to most other foreign currencies, which resulted in a positive impact on the translation of our expenses.

Total other expense, net

Total other expense, net was materially consistent for the year ended December 31, 2014 compared to the prior year.

Total other expense, net increased during the year ended December 31, 2013 compared to the prior year due to increased interest expense related to higher average debt balances outstanding. Additionally, total other expense, net increased due to other gains recognized in 2012 that did not occur in 2013.

Income taxes

Our effective tax rates on pre-tax income were 12.0%, 13.9% and 12.2% for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in our effective tax rate for the year ended December 31, 2014 compared to 2013 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes, and changes in tax contingency reserves, partially offset by changes in the composition of earnings between foreign and domestic. The increase in our effective tax rate for the year ended December 31, 2013 compared to 2012 is primarily due to the combined effect of various discrete items, partially offset by an increasing proportion of profits that were foreign-derived in 2013, and generally taxed at lower rates than our combined federal and state tax rates in the United States.

We continue to benefit from a significant proportion of profits being foreign-derived, and generally taxed at lower rates than our combined federal and state tax rates in the United States. For the years ended December 31, 2014, 2013 and 2012, 96%, 103% and 92%, respectively, of our pre-tax income was derived from foreign sources. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2014, the total amount of tax contingency reserves was $96.8 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the years ended December 31, 2014, 2013 and 2012, basic earnings per share were $1.60, $1.43 and $1.70, respectively, and diluted earnings per share were $1.59, $1.43 and $1.69, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2014, 2013 and 2012, there were 15.5 million, 21.2 million and 23.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Fluctuations in our earnings per share for the years ended December 31, 2014 and 2013 compared to the prior year are a result of the previously described factors impacting net income and lower weighted-average shares outstanding. For both the years ended December 31, 2014 and 2013 compared to the prior year, the lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our three segments addresses a different combination of consumer groups, distribution networks and services offered. Our segments are Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Businesses and services not considered part of these segments are categorized as "Other."

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

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Consumer-to-Consumer	80%	80%	81%
Consumer-to-Business	11%	11%	11%
Business Solutions	7%	7%	6%
Other	2%	2%	2%
	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2014, 2013 and 2012.

				% Change
	Year Ended December 31,			2014	2013
(dollars and transactions in millions)	2014	2013	2012	vs. 2013	vs. 2012
Revenues:
Transaction fees	$3,421.8	$3,396.1	$3,545.6	1%	(4)%
Foreign exchange revenues	998.9	981.3	988.5	2%	(1)%
Other revenues	65.1	56.2	50.2	16%	12%
Total revenues	$4,485.8	$4,433.6	$4,584.3	1%	(3)%
Operating income	$1,050.4	$1,030.4	$1,266.9	2%	(19)%
Operating income margin	23%	23%	28%
Key indicator:
Consumer-to-Consumer transactions	254.93	242.34	230.98	5%	5%

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

Significant allocations are made in determining the transaction and revenue changes under the regional view in the tables that follow. The geographic split for transactions and revenue is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue and transactions are attributed to that region. For money transfers initiated through our websites, 100% of the revenue and transactions are attributed to westernunion.com.

Due to the significance of our Consumer-to-Consumer segment to our overall results and the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the tables below. Constant currency is a non-GAAP financial measure and is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

	Year Ended December 31,
	Reported Growth		Foreign Exchange Translation Impact		Constant Currency Growth (a)
	2014	2013	2014	2013	2014	2013
Consumer-to-Consumer revenue growth/(decline):
Europe and CIS	0%	(4)%	(1)%	0%	1%	(4)%
North America	1%	(9)%	0%	0%	1%	(9)%
Middle East and Africa	2%	0%	(1)%	0%	3%	0%
Asia Pacific ("APAC")	0%	(3)%	(2)%	(1)%	2%	(2)%
Latin America and the Caribbean ("LACA") (b)	(6)%	(3)%	(8)%	(6)%	2%	3%
westernunion.com	28%	24%	(1)%	(1)%	29%	25%
Total Consumer-to-Consumer revenue growth/(decline):	1%	(3)%	(2)%	0%	3%	(3)%

	Year Ended December 31,
	2014	2013
Consumer-to-Consumer transaction growth/(decline):
Europe and CIS	9%	4%
North America	3%	0%
Middle East and Africa	3%	7%
APAC	1%	6%
LACA	3%	(1)%
westernunion.com	39%	65%

Consumer-to-Consumer revenue as a percentage of consolidated revenue:
Europe and CIS	21%	21%
North America	19%	19%
Middle East and Africa	16%	16%
APAC	12%	12%
LACA	8%	9%
westernunion.com	4%	3%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the U.S. dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.

(b)
For the years ended December 31, 2014 and December 31, 2013 compared to the prior year, the foreign exchange translation impact is primarily the result of fluctuations in the exchange rate between the United States dollar and the Argentine peso and other South American currencies.

We provide domestic money transfer services (transactions between and within the United States and Canada), which are included in North America and westernunion.com in the tables above. These services represented approximately 8% of our consolidated revenue for each of the years ended December 31, 2014, 2013, and 2012.

Our consumers transferred $85.4 billion, $82.0 billion, and $79.3 billion in Consumer-to-Consumer principal for the years ended December 31, 2014, 2013 and 2012, respectively, of which $77.2 billion, $73.9 billion, and $71.3 billion related to cross-border principal, for the same corresponding periods described above.

Transaction fees and foreign exchange revenues

2014 compared to 2013

For the year ended December 31, 2014 compared to the prior year, Consumer-to-Consumer money transfer revenue increased 1%, driven by strong results in westernunion.com. Revenue increased primarily due to transaction growth of 5%, partially offset by price reductions and geographic and product mix. For the year ended December 31, 2014, fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2%.

Our Europe and CIS region experienced flat revenue on transaction growth of 9% for the year ended December 31, 2014 compared to the prior year. Revenue was negatively impacted by geographic and product mix and price reductions. Russia experienced strong transaction growth for most of the year but such growth moderated significantly toward the end of 2014; Russia typically generates lower revenue per transaction than the average in this region.

Our North America region experienced revenue growth of 1%, on transaction growth of 3% for the year ended December 31, 2014 compared to the prior year. The increase in revenue primarily resulted from transaction growth in our United States outbound and Mexico corridors and was offset by declines in our domestic money transfer services. Our domestic money transfer services in the United States were negatively impacted by declines in higher principal band transactions, which generate higher revenue per transaction, primarily due to competitive prices in the retail money transfer market. We expect these competitive prices will continue to affect our domestic money transfer services in 2015.

Our Middle East and Africa region experienced revenue growth of 2%, on transaction growth of 3% for the year ended December 31, 2014 compared to the prior year. This increase was primarily driven by growth in the United Arab Emirates and Saudi Arabia, partially offset by declines in several African countries, including Libya.

Our APAC region experienced flat revenue on transaction growth of 1% for the year ended December 31, 2014 compared to the prior year. The differential between the revenue and transaction change was primarily due to fluctuations in the exchange rate between the United States dollar and other foreign currencies in the region, net of the impact of foreign currency hedges, partially offset by geographic and product mix.

Our LACA region experienced decreased revenue of 6%, and transaction growth of 3% for the year ended December 31, 2014 compared to the prior year. Revenue was negatively impacted by fluctuations in the exchange rate between the United States dollar and the Argentine peso and other foreign currencies in the region and by government imposed restrictions on the market in Venezuela.

Westernunion.com experienced revenue growth of 28% for the year ended December 31, 2014 compared to the prior year, on transaction growth of 39%.

Foreign exchange revenues increased 2% for the year ended December 31, 2014 compared to the previous year, primarily due to a 5% increase in cross-border principal.

Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, have resulted in a reduction to revenues for the year ended December 31, 2014 of $80.7 million over the previous year.

We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Consumer-to-Consumer price reductions totaled approximately 1% of both our Consumer-to-Consumer revenue and consolidated revenue for the year ended December 31, 2014.

2013 compared to 2012

For the year ended December 31, 2013 compared to the prior year, Consumer-to-Consumer money transfer revenue declined 3% primarily due to price reductions and compliance related actions in various corridors. Transactions increased 5% from 2012, primarily due to price reductions.

Beginning in the fourth quarter of 2012, we implemented additional fee reductions and actions to adjust foreign exchange spreads that impacted approximately 25% of our Consumer-to-Consumer business, based on 2012 revenue. We had initiated substantially all of these pricing reductions as of June 30, 2013. These pricing actions totaled approximately 5% of consolidated revenue and 7% of our Consumer-to-Consumer revenue, for the full year 2013.

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

For the year ended December 31, 2013 compared to the prior year, our North America region experienced revenue declines of 9% on flat transactions. Our North America region was impacted by Mexico, where revenue declined due to price reductions and compliance related actions resulting from our settlement agreement with the State of Arizona and changes to our business model, primarily for our Vigo® and Orlandi ValutaSM brands. These changes resulted in the loss of over 7,000 agent locations in the third quarter of 2012. Transactions increased in Mexico for the year ended December 31, 2013, primarily due to price reductions, partially offset by the impact of compliance related actions described earlier in this paragraph. Our North America region was also impacted by our United States outbound corridor, which also experienced a decline in revenue due to price reductions and compliance related actions resulting from our settlement agreement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand to Latin America, and other compliance related actions.

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

Our LACA region experienced revenue declines for the year ended December 31, 2013 compared to the prior year due to compliance related actions resulting from our settlement agreement with the State of Arizona and changes to our business model, primarily impacting our Vigo brand, and other compliance related actions. Revenue was also negatively impacted by pricing actions and the strengthening of the United States dollar compared to most other foreign currencies in the region, partially offset by geographic and product mix. Transactions decreased for the year ended December 31, 2013 compared to the prior year, primarily due to the impact of compliance related actions described earlier, partially offset by price reductions.

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

Operating income

2014 compared to 2013

Consumer-to-Consumer operating income increased 2% during the year ended December 31, 2014 compared to the prior year primarily due to the revenue increases described above and benefits from our productivity and cost-savings initiatives. These increases were partially offset by higher agent commissions, which generally increase as revenue increases, including increases in agent commission rates in our walk-in services primarily due to the renewal of certain strategic agent agreements, and increased compliance program costs. The change in operating income margins in the segment was due to the same factors mentioned above.

2013 compared to 2012

Consumer-to-Consumer operating income declined 19% during the year ended December 31, 2013 compared to the prior year primarily due to the investments in our strategic initiatives, the revenue decline described earlier, increased compliance program costs, lower compensation expense in 2012, and expenses associated with our productivity and cost savings initiatives, partially offset by savings from these initiatives and decreased marketing expenses. The change in operating income margins in the segment was due to the same factors mentioned above.

Consumer-to-Business Segment

The following table sets forth our Consumer-to-Business segment results of operations for the years ended December 31, 2014, 2013 and 2012.

				% Change
	Year Ended December 31,			2014	2013
(dollars in millions)	2014	2013	2012	vs. 2013	vs. 2012
Revenues:
Transaction fees	$572.7	$579.1	$573.6	(1)%	1%
Foreign exchange and other revenues	26.1	29.4	30.3	(11)%	(3)%
Total revenues	$598.8	$608.5	$603.9	(2)%	1%
Operating income	$98.7	$121.9	$137.6	(19)%	(11)%
Operating income margin	16%	20%	23%

Revenues

2014 compared to 2013

Consumer-to-Business revenue decreased 2% for the year ended December 31, 2014 compared to the prior year, primarily due to the strengthening of the United States dollar against the Argentine peso, which negatively impacted our Consumer-to-Business revenue growth by 12%, and declines in our United States cash-based bill payments. These decreases were partially offset by growth in our United States electronic bill payments.

2013 compared to 2012

Consumer-to-Business revenue increased 1% for the year ended December 31, 2013 compared to the prior year, primarily due to growth in our United States electronic and international walk-in bill payments, which was positively impacted by increased pricing in Argentina. These increases were partially offset by the strengthening of the United States dollar against the Argentine peso, which negatively impacted our Consumer-to-Business revenue growth by approximately 5% for the year ended December 31, 2013, revenue declines in our United States cash-based bill payments, and the passing through to certain billers of some of our debit card fee savings related to the Durbin Legislation.

Operating income

2014 compared to 2013

Operating income decreased for the year ended December 31, 2014 compared to the previous year. The decrease was primarily due to higher bank-related fees resulting from changes in funding in our growing United States electronic bill payments as a result of increased credit card usage from our customers and larger principal transactions, in addition to the items which impacted revenues described earlier. The change in operating margins in the segment was due to these same factors.

2013 compared to 2012

Operating income and operating margins decreased for the year ended December 31, 2013 compared to the prior year primarily due to the items which impacted revenues described earlier. Operating income was also impacted by increased bank fees due to our growing United States electronic services and higher information technology investments, partially offset by costs related to the renegotiation of a sales and distribution agreement that occurred in the prior year.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2014, 2013 and 2012.

				% Change
	Year Ended December 31,			2014	2013
(dollars in millions)	2014	2013	2012	vs. 2013	vs. 2012
Revenues:
Foreign exchange revenues	$363.1	$355.5	$332.0	2%	7%
Transaction fees and other revenues	41.5	37.4	35.4	11%	6%
Total revenues	$404.6	$392.9	$367.4	3%	7%
Operating loss	$(12.1)	$(27.0)	$(54.8)	*	*
Operating loss margin	(3)%	(7)%	(15)%
____________

*	Calculation not meaningful.

Revenues

2014 compared to 2013

Business Solutions revenue grew 3% for the year ended December 31, 2014 compared to the prior year due to increased customer activity, including the increased use of hedging products. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by approximately 1%.

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

Operating loss

2014 compared to 2013

For the year ended December 31, 2014, the operating loss decreased compared to the prior year due to decreased TGBP integration expenses and the revenue increases described above, partially offset by higher bank fees and increased compliance program costs. The change in operating loss margins in the segment was due to these same factors.

2013 compared to 2012
For the year ended December 31, 2013, the operating loss decreased compared to the prior year due to increased revenue, partially offset by increased strategic investments. Additionally, operating loss for the year ended December 31, 2013 was impacted by decreased integration expenses. The change in operating loss margins in the segment was due to these same factors.

Other

The following table sets forth Other results for the years ended December 31, 2014, 2013 and 2012.

				% Change
	Year Ended December 31,			2014	2013
(dollars in millions)	2014	2013	2012	vs. 2013	vs. 2012
Revenues	$118.0	$107.0	$109.2	10%	(2)%
Operating income/(loss)	$3.5	$(17.9)	$(19.7)	*	*
____________

*	Calculation not meaningful.

Revenues

2014 compared to 2013

Other revenue increased for the year ended December 31, 2014 compared to the prior year primarily due to increases in our retail walk-in foreign exchange services resulting from our acquisition of Fitta, and increased investment income in our money order business, partially offset by declines in our prepaid services.

2013 compared to 2012

Other revenue decreased for the year ended December 31, 2013 compared to the prior year primarily due to declines in our prepaid services.

Operating income/(loss)

2014 compared to 2013

For the year ended December 31, 2014, we generated operating income due to increased operating income in our prepaid services and increased investment income in our money order business.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: 1) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations and 2) other legal or regulatory restrictions, including statutory or formalized net worth requirements. Assets subject to these other legal or regulatory restrictions totaled approximately $300 million as of December 31, 2014, and include assets outside of the United States subject to restrictions from being transferred outside of the countries where these assets are located.

We believe we have adequate liquidity to meet our business needs, service our debt obligations, pay dividends, and repurchase shares through our existing cash balances and our ability to generate cash flows through operations. To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity.

We also have the capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in January 2017. As of December 31, 2014, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.

Cash and Investment Securities

As of December 31, 2014, we had cash and cash equivalents of $1.8 billion, of which approximately $950 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

Repatriating foreign earnings to the United States would, in many cases, result in significant tax obligations because most of these earnings have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. Over the last several years, such earnings have been used to pay for our international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. We regularly evaluate, taking tax consequences and other factors into consideration, our United States cash requirements and also the potential uses of cash internationally to determine the appropriate level of dividend repatriations of our foreign source income.

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

Investment securities, classified within "Settlement assets," were $1.5 billion as of December 31, 2014 and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2014, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2014, 2013 and 2012, cash provided by operating activities was $1,045.9 million, $1,088.6 million and $1,185.3 million, respectively. Cash provided by operating activities for the year ended December 31, 2012 was impacted by tax payments of $92.4 million made as a result of the agreement reached in December 2011 with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003 ("IRS Agreement"). Cash provided by operating activities is impacted by changes to our consolidated operating income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of December 31, 2014, we had the following outstanding borrowings (in millions):

Floating rate notes (effective rate of 1.2%) due 2015	$250.0
2.375% notes due 2015 (a)	250.0
5.930% notes due 2016 (a)	1,000.0
2.875% notes (effective rate of 2.0%) due 2017	500.0
3.650% notes due 2018 (a)	400.0
3.350% notes due 2019 (a)	250.0
5.253% notes (effective rate of 4.6%) due 2020	324.9
6.200% notes due 2036 (a)	500.0
6.200% notes due 2040 (a)	250.0
Other borrowings	5.6
Total borrowings at par value	3,730.5
Fair value hedge accounting adjustments, net (b)	5.3
Unamortized discount, net	(15.4)
Total borrowings at carrying value (c)	$3,720.4
____________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.
(b)
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

(c)	As of December 31, 2014, our weighted-average effective rate on total borrowings was approximately 4.4%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2014 and 2013, we had no commercial paper borrowings outstanding. During the year ended December 31, 2014, the average commercial paper balance outstanding was $13.3 million, and the maximum balance outstanding was $200.0 million. We had a maximum balance outstanding of $50 million for one day during the year ended December 31, 2013. During the year ended December 31, 2012, the average commercial paper balance outstanding was $161.3 million, and the maximum balance outstanding was $422.8 million. Proceeds from our commercial paper borrowings were used for general corporate purposes.

Revolving Credit Facility

On September 23, 2011, we entered into a credit agreement which expires January 2017 providing for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 110 basis points. A facility fee of 15 basis points is also payable quarterly on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.

The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the years ended December 31, 2014 and 2013, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Notes
On November 22, 2013, we issued $250.0 million of aggregate principal amount of unsecured notes due May 22, 2019 ("2019 Notes"). Interest with respect to the 2019 Notes is payable semi-annually in arrears on May 22 and November 22 of each year, beginning on May 22, 2014, based on the fixed per annum rate of 3.350%. The interest rate payable on the 2019 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2019 Notes be increased by more than 2.00% above 3.350% per annum. The interest rate payable on the 2019 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.350% per annum. We may redeem the 2019 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

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

Our Revolving Credit Facility contains an interest rate margin and facility fee which are determined based on certain of our credit ratings. In addition, the interest rates payable on our 2015 Fixed Rate Notes, 2017 Notes and 2019 Notes can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

Our Revolving Credit Facility contains certain covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness, subject to certain exceptions. Our notes are subject to similar covenants except that only the 2016 Notes, 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility requires us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 2:1 (ratio of consolidated adjusted EBITDA, defined as net income plus the sum of (a) interest expense; (b) income tax expense; (c) depreciation expense; (d) amortization expense; (e) any other non-cash deductions, losses or changes made in determining net income for such period; and (f) extraordinary losses or charges, minus extraordinary gains, in each case determined in accordance with generally accepted accounting principles in the United States of America for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 8:1 for the year ended December 31, 2014.

For the year ended December 31, 2014, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $179.0 million, $241.3 million and $268.2 million in 2014, 2013 and 2012, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the years ended December 31, 2014, 2013 and 2012, 29.3 million, 25.7 million and 51.0 million shares, respectively, have been repurchased for $488.1 million, $393.6 million and $771.9 million, respectively, excluding commissions, at an average cost of $16.63, $15.29 and $15.12 per share, respectively. As of December 31, 2014, $11.9 million remained available under the share repurchase authorization approved by our Board of Directors through June 30, 2015.

On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017.

Our Board of Directors declared quarterly cash dividends of $0.125 per common share in all four quarters of 2014 and 2013, representing $265.2 million and $277.2 million, respectively, in total dividends. During 2012, our Board of Directors declared a quarterly cash dividend of $0.125 per common share in the fourth quarter and $0.10 per common share in the first three quarters, representing $254.2 million in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared, except for the September 2012 declared dividend, which was paid in October 2012.

On February 10, 2015, the Board of Directors declared a quarterly cash dividend of $0.155 per common share payable on March 31, 2015.

Debt Service Requirements

Our 2015 and future debt service requirements will include payments on any existing and future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. In August and December 2015, our 2015 Floating Rate Notes of $250.0 million and 2015 Fixed Rate Notes of $250.0 million, respectively, will mature. We plan to fund both maturities with a combination of cash, including cash generated from operations, and debt, including issuing commercial paper, as the borrowings come due.

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

Pension Plan

We have a frozen defined benefit pension plan ("Plan"), for which we had a recorded unfunded pension obligation of $74.9 million and $70.4 million as of December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, we made contributions of $13.2 million and $15.7 million, respectively, to the Plan. We will be required to fund approximately $18 million to the Plan in 2015.

Our most recent measurement date for our pension plan was December 31, 2014. The calculation of the funded status and net periodic benefit cost is dependent upon three primary assumptions: 1) expected long-term return on plan assets; 2) discount rate; and 3) life expectancy trends.

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical risk, return, and co-variance relationships between equities, fixed-income securities, and alternative investments are considered consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Consideration is given to diversification, re-balancing and yields anticipated on fixed income securities held. Historical returns are reviewed within the context of current economic conditions to check for reasonableness and appropriateness. We then apply this rate against a calculated value for our plan assets. The calculated value recognizes changes in the fair value of plan assets over a five-year period. Our expected long-term return on plan assets was 7.00% for both 2014 and 2013. The expected long-term return on plan assets is 7.00% for 2015. As of our December 31, 2014 measurement date, pension plan target allocations were approximately 20% in equity investments, 60% in debt securities and 20% in alternative investment strategies (e.g. hedge funds, royalty rights and private equity funds). Hedge fund strategy types include, but are not limited to: equity long/short, commodities/currencies, relative value, event driven and multi-strategy. The Plan holds interest rate derivative contracts directly, including interest rate futures that are based on U.S. Treasury bond rates ranging from two years to twenty-five years. The Plan may also hold interest rate swaps, under which the Plan is committed to pay or receive a short-term LIBOR-based variable interest rate in exchange for a fixed interest rate, primarily based on five and ten-year maturities. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan's exposure to interest rate volatility and to provide an additional source of return. Cash held by the Plan is used to satisfy margin requirements on the derivatives or meet liquidity needs, including benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 3.27% and 3.91% as of December 31, 2014 and 2013, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

The assumptions related to life expectancy are used to estimate the expected period over which pension benefits will be required to be paid. Projections used for life expectancy are based on mortality tables and mortality improvement tables, which are statistical tables of expected annual mortality rates and expected future mortality improvements, respectively. We utilize a mortality table that best aligns with the underlying demographics and census data of the Plan participants. For the year ended December 31, 2014, based on updates to the most relevant mortality assumptions that align to the demographics of the Plan participants, life expectancies were shown to be longer, resulting in a pre-tax actuarial loss of $18 million included in "Accumulated other comprehensive loss" and a corresponding increase to the projected benefit obligation as of December 31, 2014.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$5,141.0	$659.4	$1,759.3	$802.2	$1,920.1
IRS Agreement and related state tax payments (b)	100.0	100.0	—	—	—
Estimated pension funding (c)	46.1	17.7	3.3	10.1	15.0
Unrecognized tax benefits (d)	108.5	—	—	—	—
Foreign currency and interest rate derivative contracts (e)	317.1	300.4	15.8	0.9	—
Other (f)	18.7	13.4	3.4	1.5	0.4
Other Contractual Obligations:
Purchase obligations (g)	165.3	97.1	61.6	6.6	—
Operating leases	144.4	39.2	60.8	30.2	14.2
	$6,041.1	$1,227.2	$1,904.2	$851.5	$1,949.7
____________

(a)
We have estimated our interest payments based on (i) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes and (ii) an estimate of future interest rates on our interest rate swap agreements based on projected LIBOR rates.

(b)
In December 2011, we reached an agreement with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we have made cash payments to the IRS and various state tax authorities of $94.1 million as of December 31, 2014. We have estimated that we will make payments of approximately $100 million in 2015 to cover the remaining portion of the additional tax and interest; however, certain of these payments may be made after 2015.

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

(e)	Represents the liability position of our foreign currency and interest rate derivative contracts as of December 31, 2014, which will fluctuate based on market conditions.
(f)	This line item relates to accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2014.
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

Other Commercial Commitments

We had approximately $210 million in outstanding letters of credit and bank guarantees as of December 31, 2014. The letters of credit and bank guarantees are primarily held in connection with lease arrangements, certain agent agreements, and in relation to an uncertain tax position. The letters of credit and bank guarantees have expiration dates through 2018, with the majority having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances. The bank guarantees related to the uncertain tax position were extinguished in January 2015 after resolution of the related matter.

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

However, no provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.6 billion as of December 31, 2014, which we have reinvested and expect to continue to reinvest outside of the United States indefinitely. Over the last several years, such earnings have been used to pay for our international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, we would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries which could result in a material impact to our financial condition, results of operations and cash flows in the period such distribution occurred. Determination of the amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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
Our tax contingency reserves for our uncertain tax positions, including those related to the Spin-off, as of December 31, 2014 were $96.8 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations and cash flows.

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

•
Cash Flow hedges - Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in "Accumulated other comprehensive loss" are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net."

•
Fair Value hedges - Fair value hedges consist of hedges of fixed rate debt, through interest rate swaps. The changes in fair value of these hedges, along with offsetting changes in fair value of the related debt instrument attributable to changes in the benchmark interest rate, are recorded in "Interest expense."

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
While we expect that our derivative instruments that currently qualify for hedge accounting will continue to meet the conditions for hedge accounting, if hedges do not qualify for hedge accounting, the changes in the fair value of the derivatives used as hedges would be reflected in earnings which could have a significant impact on our reported results. As of December 31, 2014, the cumulative pre-tax unrealized gains classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $42.4 million. As of December 31, 2014, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $5.3 million gain.

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
Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset. If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2014 was $748.1 million. We recorded immaterial impairments related to other intangible assets during the years ended December 31, 2014 and 2013, and did not record any impairment during the year ended December 31, 2012.

Goodwill
Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. An impairment assessment of goodwill is conducted annually as of October 1 at the reporting unit level. This assessment of goodwill is performed more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. Reporting units are determined by the level at which management reviews segment operating results. In some cases, that level is the operating segment and in others it is one level below the operating segment.
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
The determination of the reporting units and which reporting units to include in the qualitative assessment requires significant judgment. Also, all of the assumptions used in the qualitative assessment require judgment. Additionally, for the quantitative goodwill impairment test, we calculate the fair value of reporting units through discounted cash flow analyses which require us to make estimates and assumptions including, among other items, revenue growth rates, operating margins, and capital expenditures based on our budgets and business plans which take into account expected regulatory, marketplace, and other economic factors as well as relevant discount rates and terminal values.
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

The carrying value of goodwill as of December 31, 2014 was $3,169.2 million which represented approximately 32% of our consolidated assets. As of December 31, 2014, goodwill of $1,950.1 million and $996.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively. The remaining $223.1 million resides in multiple reporting units which are included in either our Consumer-to-Business segment or Other. For the reporting units that comprise Consumer-to-Consumer, Consumer-to-Business, and Other, the fair value of the businesses greatly exceed their carrying amounts.
For our Business Solutions reporting unit, which was acquired between 2009 and 2011, a decline in estimated fair value of approximately 15% as of the testing date could occur before triggering an impairment of goodwill. The fair value calculation for Business Solutions is highly sensitive to changes in projections for revenue growth rates and EBITDA margins. Our current expectation is for Business Solutions to average high single digit annual revenue growth over the 10-year forecast period, with average low double digit rates in the earlier years, driven by continued growth in global trade and increases in market share. EBITDA margins are highly dependent on revenue growth, as over half of the Business Solutions cost base is fixed. Our ability to achieve the projected revenue growth may be affected by, amongst other factors, (a) pricing and product competition from direct competitors, banks and new market entrants; (b) our success and speed to market in developing new products; (c) the foreign exchange impact from revenues generated in currencies other than the United States dollar; (d) increased regulatory compliance requirements; (e) our ability to enter relationships with partners that can accelerate our time to market; (f) failure of long-term import growth rates returning to historic levels; (g) our ability to continue to maintain our payment network and bank account infrastructure; and (h) foreign currency volatility impacts on customer activity.
We believe that if Business Solutions is unable to achieve the projected financial performance, either in the near term or long term, impairment is likely to result. Based on assumptions used within the Business Solutions reporting unit valuation, we believe a decrease of 75 basis points in the ten-year compound annual growth rate of revenue (also reflecting the impact such a reduction would have on EBITDA margins) would result in a reduction in the fair value of the Business Solutions reporting unit of approximately $250 million. Such a reduction would result in the fair value approximating the carrying value of the reporting unit.
We did not record any goodwill impairments during the three years ended December 31, 2014.
Legal Contingencies

We are currently involved in various claims and legal proceedings. We regularly review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. When a potential loss is considered probable and the reasonable estimate is a range, we accrue on the low end of the range when no amount is a better estimate than any other amount. There may be an exposure to loss in excess of any amounts accrued. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable including our evaluation of outcomes when a range exists. Our judgments are subjective based on considerations such as the status of the legal or regulatory proceedings, the merits of our defenses and consultations with in-house and outside legal counsel. Since the outcome of these matters is uncertain, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates which may include information learned through the discovery process, rulings on motions to dispose, settlement discussions, and other rulings by courts, arbitrators or others. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate and the varied range of potential outcomes, our judgments may be materially different than the actual resolutions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide Consumer-to-Consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency, helping to provide protection against currency fluctuations. We promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

We have money transfer and bill payment operations in Argentina, which together represented less than 5% of our total consolidated revenues for the years ended December 31, 2014 and 2013. Government-imposed restrictions limit the transfer of funds from those operations out of the country. As of December 31, 2014, we held in Argentina less than $65 million in cash and cash equivalents denominated in the Argentine peso, a portion of which will be used to satisfy our non-settlement related Argentine peso denominated liabilities. The impact of changes in the official Argentine peso exchange rate is immediately reflected in net income for our money transfer operations, and this impact is reflected in other comprehensive income/(loss) for our bill payment operations. Any further devaluation of the Argentine peso and any additional limits on transferring funds out of Argentina could further adversely affect the value of those cash and cash equivalents, our ability to distribute them, and our results of operations.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at the spot rate enabling customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

As of December 31, 2014, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million, based on our forecast of Consumer-to-Consumer unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2014 of $3.3 billion. Approximately $2.5 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The majority of the remainder of our interest-bearing assets consist of highly-rated state and municipal debt securities which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption classified within "Settlement assets" in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within "Settlement assets" in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our "Total stockholders' equity" on our Consolidated Balance Sheets.

As of December 31, 2014, we had $250.0 million of floating rate notes, which had an effective interest rate of 1.2% or 1% above three-month LIBOR. Additionally, $975.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of December 31, 2014, our weighted-average effective rate on total borrowings was approximately 4.4%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $12 million and $18 million annually based on borrowings, net of the impact of hedges on December 31, 2014 and 2013, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2014 and 2013 that are sensitive to interest rate fluctuations, would result in an annual benefit/reduction to pre-tax income of approximately $25 million and $28 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

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

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate the risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

Our losses associated with bad debts have been 1% or less of our consolidated revenues in all periods presented.

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

Management assessed the effectiveness of Western Union's internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the results of its evaluation, the Company's management concluded that as of December 31, 2014, the Company's internal control over financial reporting is effective. Western Union's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, Western Union's independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Western Union Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Western Union Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 20, 2015

THE WESTERN UNION COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Transaction fees	$4,083.6	$4,065.8	$4,210.0
Foreign exchange revenues	1,386.3	1,348.0	1,332.7
Other revenues	137.3	128.2	122.1
Total revenues	5,607.2	5,542.0	5,664.8
Expenses:
Cost of services	3,297.4	3,235.0	3,194.2
Selling, general and administrative	1,169.3	1,199.6	1,140.6
Total expenses*	4,466.7	4,434.6	4,334.8
Operating income	1,140.5	1,107.4	1,330.0
Other income/(expense):
Interest income	11.5	9.4	5.5
Interest expense	(176.6)	(195.6)	(179.6)
Derivative gains/(losses), net	(2.2)	(1.3)	0.5
Other income/(expense), net	(5.0)	7.0	12.4
Total other expense, net	(172.3)	(180.5)	(161.2)
Income before income taxes	968.2	926.9	1,168.8
Provision for income taxes	115.8	128.5	142.9
Net income	$852.4	$798.4	$1,025.9
Earnings per share:
Basic	$1.60	$1.43	$1.70
Diluted	$1.59	$1.43	$1.69
Weighted-average shares outstanding:
Basic	533.4	556.6	604.9
Diluted	536.8	559.7	607.4
Cash dividends declared per common share	$0.50	$0.50	$0.425
____________________
* As further described in Note 6, total expenses include amounts for related parties of $70.2 million, $80.6 million and $95.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$852.4	$798.4	$1,025.9
Other comprehensive income/(loss), net of tax (Note 13):
Unrealized gains/(losses) on investment securities	4.8	(3.6)	2.8
Unrealized gains/(losses) on hedging activities	81.6	(11.1)	(27.0)
Foreign currency translation adjustments	(27.6)	(13.1)	(2.2)
Defined benefit pension plan adjustments	(8.7)	11.4	(7.7)
Total other comprehensive income/(loss)	50.1	(16.4)	(34.1)
Comprehensive income	$902.5	$782.0	$991.8

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$1,783.2	$2,073.1
Settlement assets	3,313.7	3,270.4
Property and equipment, net of accumulated depreciation of $478.5 and $428.6, respectively	206.4	209.9
Goodwill	3,169.2	3,172.0
Other intangible assets, net of accumulated amortization of $820.0 and $672.3, respectively	748.1	833.8
Other assets	669.8	562.1
Total assets	$9,890.4	$10,121.3
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$600.4	$638.9
Settlement obligations	3,313.7	3,270.4
Income taxes payable	166.3	216.9
Deferred tax liability, net	305.0	319.2
Borrowings	3,720.4	4,213.0
Other liabilities	484.2	358.2
Total liabilities	8,590.0	9,016.6

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 521.5 shares and 548.8 shares issued and outstanding as of December 31, 2014 and 2013, respectively	5.2	5.5
Capital surplus	445.4	390.9
Retained earnings	968.7	877.3
Accumulated other comprehensive loss	(118.9)	(169.0)
Total stockholders' equity	1,300.4	1,104.7
Total liabilities and stockholders' equity	$9,890.4	$10,121.3

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$852.4	$798.4	$1,025.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66.6	64.2	61.7
Amortization	205.3	198.6	184.4
Deferred income tax benefit	(26.8)	(39.3)	(35.2)
Other non-cash items, net	49.5	53.3	77.2
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(31.1)	(55.4)	(27.8)
Accounts payable and accrued liabilities	(29.4)	81.1	9.3
Income taxes payable (Note 10)	(39.3)	3.4	(79.9)
Other liabilities	(1.3)	(15.7)	(30.3)
Net cash provided by operating activities	1,045.9	1,088.6	1,185.3
Cash flows from investing activities
Capitalization of contract costs	(73.1)	(119.3)	(174.9)
Capitalization of purchased and developed software	(38.1)	(41.8)	(32.4)
Purchases of property and equipment	(67.8)	(80.2)	(60.9)
Purchases of non-settlement related investments	—	(100.0)	—
Proceeds from sale of non-settlement related investments	100.2	—	—
Acquisition of businesses, net (Note 4)	(10.6)	—	10.0
Net cash used in investing activities	(89.4)	(341.3)	(258.2)
Cash flows from financing activities
Proceeds from exercise of options	14.2	28.9	53.4
Cash dividends paid	(265.2)	(277.2)	(254.2)
Common stock repurchased (Note 13)	(495.4)	(399.7)	(766.5)
Net repayments of commercial paper	—	—	(297.0)
Net proceeds from issuance of borrowings	—	497.3	742.8
Principal payments on borrowings	(500.0)	(300.0)	—
Net cash used in financing activities	(1,246.4)	(450.7)	(521.5)
Net change in cash and cash equivalents	(289.9)	296.6	405.6
Cash and cash equivalents at beginning of year	2,073.1	1,776.5	1,370.9
Cash and cash equivalents at end of year	$1,783.2	$2,073.1	$1,776.5
Supplemental cash flow information:
Interest paid	$170.8	$193.7	$181.8
Income taxes paid (Note 10)	$179.4	$158.0	$257.1
See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Balance, December 31, 2011	619.4	$6.2	$247.1	$760.0	$(118.5)	$894.8
Net income	—	—	—	1,025.9	—	1,025.9
Stock-based compensation	—	—	34.0	—	—	34.0
Common stock dividends	—	—	—	(254.2)	—	(254.2)
Repurchase and retirement of common shares	(51.3)	(0.5)	—	(777.0)	—	(777.5)
Shares issued under stock-based compensation plans	4.0	—	51.9	—	—	51.9
Tax adjustments from employee stock option plans	—	—	(0.2)	—	—	(0.2)
Unrealized gains on investment securities, net of tax	—	—	—	—	2.8	2.8
Unrealized losses on hedging activities, net of tax	—	—	—	—	(27.0)	(27.0)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2.2)	(2.2)
Defined benefit pension plan adjustment, net of tax	—	—	—	—	(7.7)	(7.7)
Balance, December 31, 2012	572.1	5.7	332.8	754.7	(152.6)	940.6
Net income	—	—	—	798.4	—	798.4
Stock-based compensation and other	—	—	34.2	—	—	34.2
Common stock dividends	—	—	—	(277.2)	—	(277.2)
Repurchase and retirement of common shares	(26.1)	(0.2)	—	(398.6)	—	(398.8)
Shares issued under stock-based compensation plans	2.8	—	28.6	—	—	28.6
Tax adjustments from employee stock option plans	—	—	(4.7)	—	—	(4.7)
Unrealized losses on investment securities, net of tax	—	—	—	—	(3.6)	(3.6)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(11.1)	(11.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	(13.1)	(13.1)
Defined benefit pension plan adjustment, net of tax	—	—	—	—	11.4	11.4
Balance, December 31, 2013	548.8	5.5	390.9	877.3	(169.0)	1,104.7
Net income	—	—	—	852.4	—	852.4
Stock-based compensation	—	—	39.7	—	—	39.7
Common stock dividends	—	—	—	(265.2)	—	(265.2)
Repurchase and retirement of common shares	(29.8)	(0.3)	—	(495.8)	—	(496.1)
Shares issued under stock-based compensation plans	2.5	—	14.8	—	—	14.8
Unrealized gains on investment securities, net of tax	—	—	—	—	4.8	4.8
Unrealized gains on hedging activities, net of tax	—	—	—	—	81.6	81.6
Foreign currency translation adjustment, net of tax	—	—	—	—	(27.6)	(27.6)
Defined benefit pension plan adjustment, net of tax	—	—	—	—	(8.7)	(8.7)
Balance, December 31, 2014	521.5	$5.2	$445.4	$968.7	$(118.9)	$1,300.4

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

The Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company's multi-currency, real-time money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through websites, mobile devices, and account based money transfers.

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

All businesses that have not been classified in the above segments are reported as "Other" and include the Company's money order and other services, in addition to costs for the review and closing of acquisitions.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2014, the amount of net assets subject to these limitations totaled approximately $300 million.

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

Earnings Per Share

The calculation of basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested, using the treasury stock method. The treasury stock method assumes proceeds from the exercise price of stock options, the unamortized compensation expense and assumed tax benefits of options and restricted stock are available to acquire shares at an average market price throughout the period, and therefore, reduce the dilutive effect.

For the years ended December 31, 2014, 2013 and 2012, there were 15.5 million, 21.2 million and 23.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Basic weighted-average shares outstanding	533.4	556.6	604.9
Common stock equivalents	3.4	3.1	2.5
Diluted weighted-average shares outstanding	536.8	559.7	607.4

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

•
Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For most of these assets, the Company utilizes pricing services that use multiple prices as inputs to determine daily market values. In addition, the Trust has other investments that fall within Level 2 that are valued at net asset value which is not quoted on an active market; however, the unit price is based on underlying investments which are traded on an active market. The individual redemption restrictions of Trust investments measured at net asset value are also considered when determining whether Level 2 classification is appropriate.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $37.2 million and $38.3 million as of December 31, 2014 and 2013, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2014, 2013 and 2012, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $50.7 million, $50.1 million and $44.9 million, respectively.

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

Settlement obligations consist of money transfer, money order and payment service payables and payables to agents. Money transfer payables represent amounts to be paid to transferees when they request their funds. Most agents typically settle with transferees first and then obtain reimbursement from the Company. Money order payables represent amounts not yet presented for payment. Payment service payables represent amounts to be paid to utility companies, auto finance companies, mortgage servicers, financial service providers, government agencies and others. Due to the agent funding and settlement process, payables to agents represent amounts due to agents for money transfers that have been settled with transferees.

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2014	2013
Settlement assets:
Cash and cash equivalents	$834.3	$538.6
Receivables from selling agents and Business Solutions customers	1,006.9	981.3
Investment securities	1,472.5	1,750.5
	$3,313.7	$3,270.4
Settlement obligations:
Money transfer, money order and payment service payables	$2,356.7	$2,376.6
Payables to agents	957.0	893.8
	$3,313.7	$3,270.4

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

Property and equipment consisted of the following (in millions):

	December 31,
	2014	2013
Equipment	$464.6	$416.1
Buildings	87.8	82.3
Leasehold improvements	81.1	80.3
Furniture and fixtures	32.2	33.3
Land and improvements	17.0	16.9
Projects in process	2.2	9.6
	684.9	638.5
Less accumulated depreciation	(478.5)	(428.6)
Property and equipment, net	$206.4	$209.9

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts charged to expense for depreciation of property and equipment were $66.6 million, $64.2 million and $61.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company's annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2014, 2013 and 2012.

Other Intangible Assets

Other intangible assets primarily consist of acquired contracts, contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts) and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income is amortization expense of $205.3 million, $198.6 million and $184.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table provides the components of other intangible assets (in millions):

	December 31, 2014			December 31, 2013
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization
Acquired contracts	11.4	$630.8	$374.9	$632.0	$414.3
Capitalized contract costs	5.6	559.6	276.6	528.5	315.2
Internal use software	3.3	301.6	60.1	264.9	65.1
Acquired trademarks	24.5	36.4	22.7	38.0	25.3
Projects in process	3.0	12.2	12.2	9.6	9.6
Other intangibles	3.9	27.5	1.6	33.1	4.3
Total other intangible assets	7.9	$1,568.1	$748.1	$1,506.1	$833.8

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2014 is expected to be $209.7 million in 2015, $152.6 million in 2016, $124.3 million in 2017, $65.8 million in 2018, $55.7 million in 2019 and $140.0 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2014 and December 31, 2013, and did not record any impairment during the year ended December 31, 2012.

Revenue Recognition

The Company's revenues are primarily derived from consumer money transfer transaction fees that are based on the principal amount of the money transfer and the locations from and to which funds are transferred. The Company also offers several payments services, including payments from consumers or businesses to other businesses. Transaction fees are set by the Company and recorded as revenue at the time of sale.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2014, 2013 and 2012 were $162.7 million, $165.1 million and $177.5 million, respectively.

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

•
Cash Flow hedges - Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss." Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in "Accumulated other comprehensive loss" are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net."

•
Fair Value hedges - Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt are recorded in "Interest expense." The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in "Interest expense."

•
Undesignated - Derivative contracts entered into to reduce the variability related to (a) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (b) certain foreign currency denominated cash and other asset and liability positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes and changes in their fair value are included in "Selling, general and administrative." The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. The changes in fair value related to these contracts are recorded in "Foreign exchange revenues."

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

Legal Contingencies

The Company is a party to certain legal and regulatory proceedings with respect to a variety of matters. The Company records an accrual for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. When no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Productivity and Cost-Savings Initiatives Expenses

During each of the three years in the period ended December 31, 2014, the Company implemented initiatives to improve productivity and reduce costs. A significant majority of the productivity and cost-savings initiatives costs relate to severance and related expenses, and for the year ended December 31, 2013, these costs also included costs related to termination benefits received by certain of the Company's former executives. During the years ended December 31, 2014, 2013 and 2012, the Company incurred $30.3 million, $56.9 million and $30.9 million of expenses and made cash payments of $42.9 million, $41.8 million and $5.6 million, respectively, related to productivity and cost-savings initiatives.

The following table presents the above expenses related to productivity and cost-savings initiatives as reflected in the Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2014	2013	2012
Cost of services	$11.6	$24.3	$5.5
Selling, general and administrative	18.7	32.6	25.4
Total expenses, pre-tax	$30.3	$56.9	$30.9
Total expenses, net of tax	$20.2	$40.2	$20.2
The following table summarizes the above expenses incurred by reportable segment (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
2012 expenses	$20.9	$4.0	$—	$6.0	$30.9
2013 expenses	43.8	5.4	3.6	4.1	56.9
2014 expenses	15.7	6.7	7.3	0.6	30.3

As of December 31, 2014 and 2013, amounts remaining to be paid related to productivity and cost-savings initiatives were $33.6 million and $46.4 million, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Acquisitions

During the first quarter of 2014, the Company acquired the Brazilian retail, walk-in foreign exchange operations of Fitta DTVM S.A. and Fitta Turismo Ltda. for total consideration of $18.5 million. Of the total consideration, $15.6 million was allocated to identifiable intangible assets, the majority of which relates to contractual relationships. The identifiable intangible assets are being amortized over a period of two to twelve years with a weighted average life of ten years. The Company recognized $2.4 million of goodwill related to this acquisition.

The following table presents changes to goodwill for the years ended December 31, 2014 and 2013 (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
January 1, 2013 balance	$1,947.7	$221.1	$996.0	$14.9	$3,179.7
Currency translation	—	(6.4)	—	(1.3)	(7.7)
December 31, 2013 balance	$1,947.7	$214.7	$996.0	$13.6	$3,172.0
Acquisitions	2.4	—	—	—	2.4
Currency translation	—	(5.0)	—	(0.2)	(5.2)
December 31, 2014 balance	$1,950.1	$209.7	$996.0	$13.4	$3,169.2

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $210 million in outstanding letters of credit and bank guarantees as of December 31, 2014. The letters of credit and bank guarantees are primarily held in connection with lease arrangements, certain agent agreements, and in relation to an uncertain tax position. The letters of credit and bank guarantees have expiration dates through 2018, with the majority having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. The bank guarantees related to the uncertain tax position were extinguished in January 2015 after resolution of the related matter.

Litigation and Related Contingencies

The Company is subject to certain claims and litigation that could result in losses, including damages, fines and/or civil penalties, which could be significant, or criminal charges. Substantially all of the Company's contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. The Company does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on its financial position. However, litigation is inherently unpredictable and the Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its financial position, results of operations or cash flows in the periods in which amounts are accrued or paid. The principal pending matters the Company is a party to are discussed below.
State of Arizona Settlement Agreement

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed a settlement agreement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of recommendations related to the Company's compliance programs, which the Company is implementing, including programs related to our Business Solutions segment.

On January 31, 2014, the Southwest Border Agreement was amended to extend its term until December 31, 2017 (the "Amendment"). The Amendment imposes additional obligations on the Company and WUFSI in connection with WUFSI’s anti-money laundering ("AML") compliance programs and cooperation with law enforcement. In particular, the Amendment requires WUFSI to continue implementing the primary and secondary recommendations made by the Monitor appointed pursuant to the Southwest Border Agreement related to WUFSI’s AML compliance program, and includes, among other things, timeframes for implementing such primary and secondary recommendations. Under the Amendment, the Monitor could make additional primary recommendations until January 1, 2015 and may make additional secondary recommendations until January 31, 2017. After these dates, the Monitor may only make additional primary or secondary recommendations, as applicable, that meet certain requirements as set forth in the Amendment. Primary recommendations may also be re-classified as secondary recommendations.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The changes in WUFSI’s AML program required by the Southwest Border Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, if WUFSI is not able to implement a successful AML compliance program along the U.S. and Mexico border or timely implement the Monitor’s recommendations, each as determined by the Monitor, the State may pursue remedies under the Southwest Border Agreement and Amendment, including assessment of fines and civil and criminal actions. Such fines and actions could have a material adverse effect on the Company’s business, financial condition or results of operations.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Shareholder Action and Other Matters

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. On December 11, 2014, the defendants filed a motion to dismiss the consolidated amended complaint. On January 5, 2015, plaintiffs filed an opposition to defendants’ motion to dismiss the consolidated amended complaint. On January 23, 2015, defendants filed a reply brief in support of their motion to dismiss the consolidated amended complaint. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the years ended December 31, 2014, 2013 and 2012 totaled $70.2 million, $65.5 million and $66.1 million, respectively.

Prior to 2014, the Company had a director who was also a director for a company that previously held significant investments in two of the Company's existing agents. During the first quarter of 2012, this company sold its interest in one of these agents, so that for the year ended December 31, 2013, this company held a significant investment in only one agent. These agents had been agents of the Company prior to the director being appointed to the board. The Company recognized commission expense of $15.1 million and $28.9 million for the years ended December 31, 2013 and 2012, respectively, related to these agents during the periods the agents were affiliated with the Company's director. In 2014, this director did not stand for re-election as a director with the Company.

7. Investment Securities

Investment securities included in "Settlement assets" in the Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes, variable rate demand notes and a short-term bond mutual fund. The short-term bond mutual fund can be redeemed daily and holds fixed income securities with combined average maturities of one year or less. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2050. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.

In 2013, the Company invested in a short-term taxable bond mutual fund which held a diversified portfolio of fixed income securities. During the first quarter of 2014, the Company sold this investment for $100.2 million, which was also the fair value of this investment as of December 31, 2013. The investment was included in "Other assets" in the Company's Consolidated Balance Sheets as of December 31, 2013.

The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2014, 2013 and 2012 were $17.7 billion, $19.0 billion and $16.3 billion, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of investment securities are as follows (in millions):

December 31, 2014	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
State and municipal debt securities (a)	$1,024.2	$1,038.1	$15.1	$(1.2)	$13.9
State and municipal variable rate demand notes	316.8	316.8	—	—	—
Corporate and other debt securities	70.5	70.5	0.1	(0.1)	—
Short-term state and municipal bond mutual fund	47.1	47.1	—	—	—
	$1,458.6	$1,472.5	$15.2	$(1.3)	$13.9

December 31, 2013	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
State and municipal debt securities (a)	$868.1	$874.2	$7.8	$(1.7)	$6.1
State and municipal variable rate demand notes	865.0	865.0	—	—	—
Other debt securities	11.2	11.3	0.1	—	0.1
	$1,744.3	$1,750.5	$7.9	$(1.7)	$6.2
Other assets:
Short-term taxable bond mutual fund	100.0	100.2	0.2	—	0.2
	$1,844.3	$1,850.7	$8.1	$(1.7)	$6.4
____________

(a)	The majority of these securities are fixed rate instruments.
There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2014 and 2013.

The following summarizes the contractual maturities of settlement-related debt securities as of December 31, 2014 (in millions):

	Amortized Cost	Fair Value
Due within 1 year	$150.5	$151.1
Due after 1 year through 5 years	556.0	558.7
Due after 5 years through 10 years	383.1	393.7
Due after 10 years	321.9	321.9
	$1,411.5	$1,425.4

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $6.0 million, $3.5 million and $307.3 million are included in the "Due after 1 year through 5 years," "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above.

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

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2014	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,038.1	$—	$1,038.1
State and municipal variable rate demand notes	—	316.8	—	316.8
Corporate and other debt securities	—	70.5	—	70.5
Short-term state and municipal bond mutual fund	47.1	—	—	47.1
Other assets:
Derivatives	—	423.0	—	423.0
Total assets	$47.1	$1,848.4	$—	$1,895.5
Liabilities:
Notes and other borrowings	$—	$3,890.5	$—	$3,890.5
Derivatives	—	317.1	—	317.1
Total liabilities	$—	$4,207.6	$—	$4,207.6

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$874.2	$—	$874.2
State and municipal variable rate demand notes	—	865.0	—	865.0
Other debt securities	—	11.3	—	11.3
Other assets:
Short-term taxable bond mutual fund	100.2	—	—	100.2
Derivatives	—	224.3	—	224.3
Total assets	$100.2	$1,974.8	$—	$2,075.0
Liabilities:
Notes and other borrowings	$—	$4,343.2	$—	$4,343.2
Derivatives	—	223.4	—	223.4
Total liabilities	$—	$4,566.6	$—	$4,566.6

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No non-recurring fair value adjustments were recorded during the years ended December 31, 2014 and 2013, except those associated with acquisitions. The valuation of assets acquired, as disclosed in Note 4, was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The aggregate fair value of the Company's borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,720.4 million and $4,213.0 million as of December 31, 2014 and 2013, respectively (see Note 15).

The fair value of the assets in the Trust, which holds the assets for the Company's defined benefit plan, is disclosed in Note 11.

9.  Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2014	2013
Other assets:
Derivatives	$423.0	$224.3
Short-term taxable bond mutual fund (Note 7)	—	100.2
Prepaid expenses	63.0	69.0
Amounts advanced to agents, net of discounts	45.2	41.8
Equity method investments	41.6	41.0
Other	97.0	85.8
Total other assets	$669.8	$562.1
Other liabilities:
Derivatives	$317.1	$223.4
Pension obligations	74.9	70.4
Other	92.2	64.4
Total other liabilities	$484.2	$358.2

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Domestic	$34.7	$(28.4)	$94.8
Foreign	933.5	955.3	1,074.0
	$968.2	$926.9	$1,168.8

For the years ended December 31, 2014, 2013 and 2012, 96%, 103% and 92% of the Company's pre-tax income was derived from foreign sources, respectively.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Federal	$57.0	$88.3	$92.5
State and local	4.9	(3.7)	(14.8)
Foreign	53.9	43.9	65.2
	$115.8	$128.5	$142.9

Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company's foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

The Company's effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	0.6%	0.7%	0.6%
Foreign rate differential, net of U.S. tax paid on foreign earnings (4.3%, 9.2% and 5.1%, respectively)	(24.0)%	(22.9)%	(22.5)%
Other	0.4%	1.1%	(0.9)%
Effective tax rate	12.0%	13.9%	12.2%

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The decrease in the Company's effective tax rate for the year ended December 31, 2014 compared to 2013 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes, and changes in tax contingency reserves, partially offset by changes in the composition of earnings between foreign and domestic. The increase in the Company's effective tax rate for the year ended December 31, 2013 compared to 2012 is primarily due to the combined effect of various discrete items, partially offset by an increasing proportion of profits that were foreign-derived in 2013, and generally taxed at lower rates than the Company's combined federal and state tax rates in the United States. The Company continues to benefit from a significant proportion of its profits being foreign-derived, and generally taxed at lower rates than its combined federal and state tax rates in the United States. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
The Company's provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$76.1	$86.1	$117.2
State and local	4.7	8.1	(2.5)
Foreign	61.8	73.6	63.4
Total current taxes	142.6	167.8	178.1
Deferred:
Federal	(19.1)	2.2	(24.7)
State and local	0.2	(11.8)	(12.3)
Foreign	(7.9)	(29.7)	1.8
Total deferred taxes	(26.8)	(39.3)	(35.2)
	$115.8	$128.5	$142.9

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2014	2013
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$81.8	$57.0
Tax attribute carryovers	41.0	22.3
Pension obligations	26.7	25.6
Intangibles, property and equipment	12.1	14.9
Other	13.6	29.7
Valuation allowance	(46.6)	(16.4)
Total deferred tax assets	128.6	133.1
Deferred tax liabilities related to:
Intangibles, property and equipment	428.1	449.2
Other	5.5	3.1
Total deferred tax liabilities	433.6	452.3
Net deferred tax liability	$305.0	$319.2

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation allowances are primarily the result of uncertainties regarding the Company's ability to recognize tax benefits associated with certain foreign net operating losses, certain U.S. foreign tax credit carryforwards, and certain foreign undistributed earnings. Such uncertainties include generating sufficient income, generating sufficient U.S. foreign tax credit limitation related to passive income, and demonstrating the ability to distribute certain foreign earnings. Changes in circumstances, or the identification and implementation of relevant tax planning strategies, could make it foreseeable that the Company will recover these deferred tax assets in the future, which could lead to a reversal of these valuation allowances and a reduction in income tax expense.
Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2014, the total amount of tax contingency reserves was $96.8 million, including accrued interest and penalties, net of related items. The Company's tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company's income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company's consolidated financial statements in future periods and could impact operating cash flows.

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

	2014	2013
Balance as of January 1,	$117.5	$103.2
Increases - positions taken in current period (a)	12.2	18.5
Increases - positions taken in prior periods (b)	5.7	15.6
Decreases - positions taken in prior periods	(23.9)	(8.7)
Decreases - settlements with taxing authorities	(8.1)	(4.1)
Decreases - lapse of applicable statute of limitations	(7.2)	(7.0)
Decreases - effects of foreign currency exchange rates	(2.8)	—
Balance as of December 31,	$93.4	$117.5
____________

(a)	Includes recurring accruals for issues which initially arose in previous periods.

(b)	Changes to positions taken in prior periods relate to changes in estimates used to calculate prior period unrecognized tax benefits.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $82.4 million and $108.9 million as of December 31, 2014 and 2013, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Consolidated Balance Sheets. The Company recognized $1.5 million, $(1.8) million and $0.5 million in interest and penalties during the years ended December 31, 2014, 2013 and 2012, respectively. The Company has accrued $15.1 million and $17.7 million for the payment of interest and penalties as of December 31, 2014 and 2013, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrecognized tax benefits accrual as of December 31, 2014 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $26 million during the next 12 months in connection with various matters which may be resolved.

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

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of December 31, 2014. A substantial majority of these payments were made in the year ended December 31, 2012. The Company expects to pay the remaining amount in 2015 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. Discussions with the IRS concerning these adjustments are ongoing. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.

As of December 31, 2014, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.6 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Tax Allocation Agreement with First Data

The Company and First Data each are liable for taxes imposed on their respective businesses both prior to and after the Spin-off. If such taxes have not been appropriately apportioned between First Data and the Company, subsequent adjustments may occur that may impact the Company's financial condition or results of operations.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans

Defined Contribution Plans

The Western Union Company Incentive Savings Plan (the "401(k)") covers eligible employees on the United States payroll of the Company. Employees who make voluntary contributions to this plan receive up to a 4% Company matching contribution. All matching contributions are immediately vested.

The Company administers more than 25 defined contribution plans in various countries globally on behalf of approximately 2,000 employee participants as of December 31, 2014. Such plans have vesting and employer contribution provisions that vary by country.

In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k).

The aggregate amount charged to expense in connection with all of the above plans was $17.4 million, $16.9 million and $15.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Defined Benefit Plan

The Company has a frozen defined benefit pension plan (the "Plan") for which it had a recorded unfunded pension obligation of $74.9 million and $70.4 million as of December 31, 2014 and 2013, respectively, included in "Other liabilities" in the Consolidated Balance Sheets. The Company made contributions of $13.2 million and $15.7 million to the Plan in the years ended December 31, 2014 and 2013, respectively. The Company will be required to fund approximately $18 million to the Plan in 2015.

The Company recognizes the funded status of the Plan in its Consolidated Balance Sheets with a corresponding adjustment to "Accumulated other comprehensive loss," net of tax.

The following table provides a reconciliation of the changes in the Plan's projected benefit obligation, fair value of assets and the funded status (in millions):

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation as of January 1,	$366.2	$418.8
Interest cost	13.6	12.1
Actuarial loss/(gain)	35.8	(25.4)
Benefits paid	(37.8)	(39.3)
Projected benefit obligation as of December 31,	$377.8	$366.2
Change in plan assets:
Fair value of plan assets as of January 1,	$295.8	$316.7
Actual return on plan assets	31.7	2.7
Benefits paid	(37.8)	(39.3)
Company contributions	13.2	15.7
Fair value of plan assets as of December 31,	302.9	295.8
Funded status of the Plan as of December 31,	$(74.9)	$(70.4)
Accumulated benefit obligation as of December 31,	$377.8	$366.2

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences in expected returns on plan assets estimated at the beginning of the year versus actual returns, and assumptions used to estimate the beginning of year projected benefit obligation versus the end of year obligation (principally discount rate and mortality assumptions) are, on a combined basis, considered actuarial gains and losses. Such actuarial gains and losses are recognized as a component of "Comprehensive income" and amortized to income over the average remaining life expectancy of the plan participants. Included in "Accumulated other comprehensive loss" as of December 31, 2014 is $11.5 million ($7.2 million, net of tax) of actuarial losses that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2015.

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	2014	2013
Accrued benefit liability	$(74.9)	$(70.4)
Accumulated other comprehensive loss (pre-tax)	200.9	187.0
Net amount recognized	$126.0	$116.6

The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Year Ended December 31,
	2014	2013	2012
Interest cost	$13.6	$12.1	$14.7
Expected return on plan assets	(20.2)	(20.7)	(20.8)
Amortization of actuarial loss	10.4	12.4	10.5
Net periodic benefit cost	$3.8	$3.8	$4.4

The rate assumptions used in the measurement of the Company's benefit obligation were as follows:

	2014	2013
Discount rate	3.27%	3.91%

The rate assumptions used in the measurement of the Company's net cost were as follows:

	2014	2013	2012
Discount rate	3.91%	3.03%	3.72%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

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

The estimated undiscounted future benefit payments are expected to be $36.4 million in 2015, $35.0 million in 2016, $33.5 million in 2017, $32.0 million in 2018, $30.5 million in 2019 and $128.5 million in 2020 through 2024.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pension plan asset allocation as of December 31, 2014 and 2013, and target allocations based on investment policies, were as follows:

	Percentage of Plan Assets as of Measurement Date
Asset Class	2014	2013
Equity investments	17%	18%
Debt securities	63%	59%
Alternative investments	20%	23%

Target Allocation
Equity investments	20%
Debt securities	60%
Alternative investments	20%

The Plan's assets are managed in a third-party Trust. The investment policy and allocation of the assets in the Trust are overseen by the Company's Investment Council. The Company employs a total return investment approach whereby a mix of equity, fixed income, and alternative investments are used in an effort to improve the long-term risk adjusted return of plan assets. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity, fixed-income, and alternative investments (e.g. hedge funds, royalty rights and private equity funds). Furthermore, equity investments are diversified across United States and non-United States stocks, as well as securities deemed to be growth, value, and small and large capitalizations. Alternative investments, the majority of which are hedge funds, are used in an effort to enhance long-term returns while improving portfolio diversification. Hedge fund strategy types include, but are not limited to: relative value, equity long-short, commodities/currencies, multi-strategy, event driven, and global-macro. The Plan holds interest rate derivative contracts directly, including interest rate futures that are based on U.S. treasury bond rates ranging from two years to twenty-five years. The Plan may also hold interest rate swaps, under which the Plan is committed to pay or receive a short-term LIBOR-based variable interest rate in exchange for a fixed interest rate, primarily based on five and ten-year maturities. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan's exposure to interest rate volatility and to provide an additional source of return. Cash held by the Plan is used to satisfy margin requirements on the derivatives or meet liquidity needs, including benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect investments of the Trust that were measured and carried at fair value (in millions). For information on how the Company measures fair value, refer to Note 2.

December 31, 2014	Fair Value Measurement Using			Total Assets
Asset Class	Level 1	Level 2	Level 3	at Fair Value
Equity investments:
Domestic	$26.8	$—	$—	$26.8
International (a)	1.5	24.0	—	25.5
Debt securities:
Corporate debt (b)	—	132.9	—	132.9
U.S. treasury bonds	44.8	—	—	44.8
State and municipal debt securities	—	4.4	—	4.4
Other	—	5.6	—	5.6
Alternative investments:
Hedge funds (c)	—	31.9	—	31.9
Royalty rights and private equity (d)	—	—	28.5	28.5
Total investments of the Trust at fair value	$73.1	$198.8	$28.5	$300.4
Other assets				2.5
Total investments of the Trust	$73.1	$198.8	$28.5	$302.9

December 31, 2013	Fair Value Measurement Using			Total Assets
Asset Class	Level 1	Level 2	Level 3	at Fair Value
Equity investments:
Domestic	$26.2	$—	$—	$26.2
International (a)	1.5	26.5	—	28.0
Debt securities:
Corporate debt (b)	—	127.3	—	127.3
U.S. treasury bonds	36.8	—	—	36.8
State and municipal debt securities	—	3.9	—	3.9
Other	—	4.4	—	4.4
Alternative investments:
Hedge funds (c)	—	42.4	—	42.4
Royalty rights and private equity (d)	—	—	25.9	25.9
Total investments of the Trust at fair value	$64.5	$204.5	$25.9	$294.9
Other assets				0.9
Total investments of the Trust	$64.5	$204.5	$25.9	$295.8
____________

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Funds included herein have monthly redemption frequencies, with redemption notice periods of one to ten business days.
(b)	Substantially all corporate debt securities are investment grade securities.
(c)
Hedge funds generally hold liquid and readily priceable securities, such as public equities, exchange-traded derivatives, and corporate bonds. Hedge funds themselves do not have readily available market quotations, and therefore are valued using the Net Asset Value ("NAV") per share provided by the investment sponsor or third party administrator. Funds investing in diverse hedge fund strategies (primarily commingled funds) had the following composition of underlying hedge fund investments within the pension plan at December 31, 2014: equity long/short (28%), commodities/currencies (24%), relative value (23%), event driven (13%) and multi-strategy (12%). As of December 31, 2014, funds included herein had redemption frequencies of monthly to quarterly, with redemption notice periods of three to 60 days.

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

The maturities of debt securities as of December 31, 2014 range from less than one year to approximately 31 years with a weighted-average maturity of 14 years.

The following tables provide summaries of changes in the fair value of the Trust's Level 3 financial assets (in millions):

	Royalty Rights	Private Equity	Total
Balance, January 1, 2013	$21.4	$2.4	$23.8
Actual return on plan assets:
Relating to assets still held as of the reporting date	2.3	0.3	2.6
Relating to assets sold during the year	1.6	0.1	1.7
Net purchases and sales	(2.0)	(0.2)	(2.2)
Balance, December 31, 2013	$23.3	$2.6	$25.9
Actual return on plan assets:
Relating to assets still held as of the reporting date	4.1	0.6	4.7
Relating to assets sold during the year	—	0.1	0.1
Net purchases and sales	(2.2)	—	(2.2)
Balance, December 31, 2014	$25.2	$3.3	$28.5

Royalty rights are held through investment funds. These investments are priority interests in contractual royalty revenue derived from the sale of pharmaceutical products that entitle the investment fund to receive a portion of revenue from the patent-protected product. The investment funds either acquire royalties directly or invest in debt instruments secured by the cash flow from one or more royalties. The fair value of the direct investments in royalty rights is estimated using consensus Wall Street analysts' sales estimates for the pharmaceutical products, which are multiplied by the contractual royalty rate, and then discounted by an interest rate based off the estimated weighted average cost of capital of the pharmaceutical sector, which is then adjusted for liquidity and diversification considerations. After these adjustments, this discount rate was approximately 10% as of December 31, 2014. Debt instruments secured by royalties are generally valued based on actual product sales versus revenue projections at the time of investment and are subject to impairment testing.

Private equity funds invest in the non-marketable securities of individual private companies. These private companies ultimately may become public in the future. The fair value of the Plan's investment in private equity funds is estimated using many types of inputs, including historical sales multiples, valuations of comparable public companies, and recently completed equity financings.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Operating Lease Commitments

The Company leases certain real properties for use as customer service centers and administrative and sales offices. The Company also leases automobiles and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $54.0 million, $54.1 million and $53.9 million during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the minimum aggregate rental commitments under all non-cancelable operating leases were as follows (in millions):

Year Ending December 31,
2015	$39.2
2016	34.0
2017	26.8
2018	19.6
2019	10.6
Thereafter	14.2
Total future minimum lease payments	$144.4

13.  Stockholders' Equity

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with shareholders. The major components include unrealized gains and losses on investment securities, unrealized gains or losses from cash flow hedging activities, foreign currency translation adjustments and defined benefit pension plan adjustments.

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

The defined benefit pension plan adjustment is recognized for the difference between estimated assumptions (e.g., asset returns, discount rates, mortality) and actual results. The amount in "Accumulated other comprehensive loss" is amortized to income over the remaining life expectancy of the plan participants. Details of the pension plan's assets and obligations are explained further in Note 11.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items as indicated below within the Consolidated Statements of Income.

	Year Ended December 31,
	2014	2013	2012
Unrealized gains on investment securities, beginning of period	$4.1	$7.7	$4.9
Unrealized gains/(losses)	15.5	(0.1)	9.9
Tax (expense)/benefit	(5.7)	0.1	(3.7)
Reclassification of gains into "Other revenues"	(7.8)	(5.8)	(5.5)
Reclassification of gains into "Interest income"	(0.2)	—	—
Tax expense related to reclassifications	3.0	2.2	2.1
Net unrealized gains/(losses) on investment securities	4.8	(3.6)	2.8
Unrealized gains on investment securities, end of period	$8.9	$4.1	$7.7

Unrealized gains/(losses) on hedging activities, beginning of period	$(33.0)	$(21.9)	$5.1
Unrealized gains/(losses)	84.0	(3.1)	(20.1)
Tax (expense)/benefit	(3.7)	(1.7)	3.1
Reclassification of gains into "Transaction fees"	(1.2)	(7.6)	(10.3)
Reclassification of gains into "Foreign exchange revenues"	(0.4)	(2.8)	(3.1)
Reclassification of losses into "Interest expense"	3.6	3.6	3.6
Tax expense/(benefit) related to reclassifications	(0.7)	0.5	(0.2)
Net unrealized gains/(losses) on hedging activities	81.6	(11.1)	(27.0)
Unrealized gains/(losses) on hedging activities, end of period	$48.6	$(33.0)	$(21.9)

Foreign currency translation adjustments, beginning of period	$(21.6)	$(8.5)	$(6.3)
Foreign currency translation adjustments	(14.8)	(17.7)	(4.6)
Tax (expense)/benefit	(12.8)	4.6	2.4
Net foreign currency translation adjustments	(27.6)	(13.1)	(2.2)
Foreign currency translation adjustments, end of period	$(49.2)	$(21.6)	$(8.5)

Defined benefit pension plan adjustments, beginning of period	$(118.5)	$(129.9)	$(122.2)
Unrealized gains/(losses)	(24.3)	7.4	(20.5)
Tax (expense)/benefit	9.0	(3.9)	6.2
Reclassification of losses into "Cost of services"	10.4	12.4	10.5
Tax benefit related to reclassifications and other	(3.8)	(4.5)	(3.9)
Net defined benefit pension plan adjustments	(8.7)	11.4	(7.7)
Defined benefit pension plan adjustments, end of period	$(127.2)	$(118.5)	$(129.9)
Accumulated other comprehensive loss, end of period	$(118.9)	$(169.0)	$(152.6)

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2014, 2013 and 2012 were $265.2 million, $277.2 million and $254.2 million, respectively. Dividends per share declared quarterly by the Company's Board of Directors during the years ended 2014, 2013 and 2012 were as follows:

Year	Q1	Q2	Q3	Q4
2014	$0.125	$0.125	$0.125	$0.125
2013	$0.125	$0.125	$0.125	$0.125
2012	$0.10	$0.10	$0.10	$0.125

On February 10, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.155 per common share payable on March 31, 2015.

Share Repurchases

During the years ended December 31, 2014, 2013 and 2012, 29.3 million, 25.7 million and 51.0 million shares, respectively, have been repurchased for $488.1 million, $393.6 million and $771.9 million, respectively, excluding commissions, at an average cost of $16.63, $15.29 and $15.12 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of December 31, 2014, $11.9 million remained available under the share repurchase authorization approved by the Company's Board of Directors through June 30, 2015. The amounts included in the "Common stock repurchased" line in the Company's Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization, described earlier, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

On February 10, 2015, the Company's Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017.

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

The Company executes derivatives with established financial institutions, with the substantial majority of these financial institutions having credit ratings of "A-" or better from a major credit rating agency. The Company also writes Business Solutions derivatives mostly with small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring Business Solutions customers to post or increase collateral, and for all counterparties, the possible termination of the related contracts. The Company's hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2014, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Consolidated Statements of Income.
The Company also uses short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations on settlement assets and obligations between initiation and settlement. In addition, forward contracts, typically with maturities of less than one year at inception, are utilized to offset foreign exchange rate fluctuations on certain foreign currency denominated cash and other asset and liability positions. None of these contracts are designated as accounting hedges.
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2014 were as follows (in millions):

Contracts designated as hedges:
Euro	$391.4
Canadian dollar	114.1
British pound	80.8
Australian dollar	52.7
Swiss franc	44.0
Other	95.4
Contracts not designated as hedges:
Euro	$294.4
Canadian dollar	77.1
British pound	70.2
Australian dollar	30.1
Other (a)	147.8
____________________

(a)	Comprised of exposures to 17 different currencies. None of these individual currency exposures is greater than $25 million.

Foreign Currency — Business Solutions

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from its cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. The resulting foreign exchange revenues from the total portfolio of positions comprise Business Solutions foreign exchange revenues. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of December 31, 2014 were approximately $5.5 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $975.0 million and $1,550.0 million as of December 31, 2014 and 2013, respectively. Of this aggregate notional amount held at December 31, 2014, $500.0 million related to notes due in 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$3.5	$11.4	Other liabilities	$1.9	$7.8
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	66.1	11.1	Other liabilities	3.5	27.7
Total		$69.6	$22.5		$5.4	$35.5
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$349.4	$201.2	Other liabilities	$310.2	$186.2
Foreign currency — Consumer-to-Consumer	Other assets	4.0	0.6	Other liabilities	1.5	1.7
Total		$353.4	$201.8		$311.7	$187.9
Total derivatives		$423.0	$224.3		$317.1	$223.4

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the net fair value of derivatives held as of December 31, 2014 and their expected maturities (in millions):

	Total	2015	2016	2017	2018	2019	Thereafter
Foreign currency cash flow hedges — Consumer-to-Consumer	$62.6	$44.5	$18.1	$—	$—	$—	$—
Foreign currency undesignated hedges — Consumer-to-Consumer	2.5	2.5	—	—	—	—	—
Foreign currency undesignated hedges — Business Solutions	39.2	38.2	1.0	—	—	—	—
Interest rate fair value hedges — Corporate	1.6	—	—	(1.0)	(0.9)	—	3.5
Total	$105.9	$85.2	$19.1	$(1.0)	$(0.9)	$—	$3.5
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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2014 and December 31, 2013 (in millions):

Offsetting of Derivative Assets

December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$255.1	$—	$255.1	$(134.8)	$120.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	167.9
Total	$423.0

December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$118.4	$—	$118.4	$(93.3)	$25.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	105.9
Total	$224.3
Offsetting of Derivative Liabilities

December 31, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$169.3	$—	$169.3	$(134.8)	$34.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	147.8
Total	$317.1

December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$146.1	$—	$146.1	$(93.3)	$52.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	77.3
Total	$223.4

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2014, 2013 and 2012 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives					Gain/(Loss) Recognized in Income on Related Hedged Item (a)				Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount				Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		2014	2013	2012	Hedged Item		2014	2013	2012		2014	2013	2012
Interest rate contracts	Interest expense	$17.5	$(8.5)	$3.9	Fixed-rate debt	Interest expense	$(4.4)	$19.3	$3.7	Interest expense	$(0.7)	$—	$—
Total gain/(loss)		$17.5	$(8.5)	$3.9			$(4.4)	$19.3	$3.7		$(0.7)	$—	$—
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized			Gain/(Loss) Reclassified				Gain/(Loss) Recognized in Income on
	in OCI on Derivatives			from Accumulated OCI into Income				Derivatives (Ineffective Portion and Amount
	(Effective Portion)			(Effective Portion)				Excluded from Effectiveness Testing) (b)
	Amount			Income Statement Location	Amount			Income Statement Location	Amount
Derivatives	2014	2013	2012		2014	2013	2012		2014	2013	2012
Foreign currency contracts	$84.0	$(3.1)	$(20.1)	Revenue	$1.6	$10.4	$13.4	Derivative gains/(losses), net	$(4.4)	$(0.4)	$(0.1)
Interest rate contracts (c)	—	—	—	Interest expense	(3.6)	(3.6)	(3.6)	Interest expense	—	—	—
Total gain/(loss)	$84.0	$(3.1)	$(20.1)		$(2.0)	$6.8	$9.8		$(4.4)	$(0.4)	$(0.1)

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
Derivatives		2014	2013	2012
Foreign currency contracts (e)	Selling, general and administrative	$46.5	$(3.7)	$(10.6)
Foreign currency contracts (f)	Derivative gains/(losses), net	2.2	(0.9)	0.6
Total gain/(loss)		$48.7	$(4.6)	$(10.0)
 ____________________

(a)
The 2014 loss of $4.4 million was comprised of a loss in value on the debt of $16.8 million and amortization of hedge accounting adjustments of $12.4 million. The 2013 gain of $19.3 million was comprised of a gain in value on the debt of $8.5 million and amortization of hedge accounting adjustments of $10.8 million. The 2012 gain of $3.7 million was comprised of a loss in value on the debt of $3.9 million and amortization of hedge accounting adjustments of $7.6 million.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above, were $(51.8) million, $(5.4) million and $7.8 million for the years ended 2014, 2013 and 2012, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax gain of $46.2 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2014. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Consolidated Statements of Income within the next 12 months as of December 31, 2014. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Notes:
6.500% notes due 2014	$—	$500.0
Floating rate notes (effective rate of 1.2%) due 2015	250.0	250.0
2.375% notes due 2015 (a)	250.0	250.0
5.930% notes due 2016 (a)	1,000.0	1,000.0
2.875% notes (effective rate of 2.0%) due 2017	500.0	500.0
3.650% notes due 2018 (a)	400.0	400.0
3.350% notes due 2019 (a)	250.0	250.0
5.253% notes (effective rate of 4.6%) due 2020	324.9	324.9
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Other borrowings	5.6	5.7
Total borrowings at par value	3,730.5	4,230.6
Fair value hedge accounting adjustments, net (b)	5.3	0.9
Unamortized discount, net	(15.4)	(18.5)
Total borrowings at carrying value (c)	$3,720.4	$4,213.0
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

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

(c)	As of December 31, 2014, the Company’s weighted-average effective rate on total borrowings was approximately 4.4%.

The following summarizes the Company's maturities of borrowings at par value as of December 31, 2014 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	1,000.0
Due after 2 years through 3 years	505.6
Due after 3 years through 4 years	400.0
Due after 4 years through 5 years	250.0
Due after 5 years	1,074.9

The Company’s obligations with respect to its outstanding notes, as described below, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility in excess of $150 million. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. The Company had no commercial paper borrowings outstanding as of December 31, 2014 and 2013.

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

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 110 basis points. A facility fee of 15 basis points is also payable quarterly on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of the Company’s credit ratings.

As of and during the years ended December 31, 2014 and 2013, the Company had no outstanding borrowings under the Revolving Credit Facility.

Notes
On November 22, 2013, the Company issued $250.0 million of aggregate principal amount of unsecured notes due May 22, 2019 ("2019 Notes"). Interest with respect to the 2019 Notes is payable semi-annually in arrears on May 22 and November 22 of each year, beginning on May 22, 2014, based on the fixed per annum rate of 3.350%. The interest rate payable on the 2019 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2019 Notes be increased by more than 2.00% above 3.350% per annum. The interest rate payable on the 2019 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.350% per annum. The 2019 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company's and certain of its subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. The Company may redeem the 2019 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.
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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 26, 2009, the Company issued $500.0 million of aggregate principal amount of unsecured notes due February 26, 2014 ("2014 Notes"). Interest with respect to the 2014 Notes was payable semi-annually on February 26 and August 26 each year based on the fixed per annum rate of 6.500%. The 2014 Notes were redeemed upon maturity in February 2014.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan

The Western Union Company 2006 Long-Term Incentive Plan ("2006 LTIP") provides for the granting of stock options, restricted stock units, unrestricted stock awards and other equity-based awards to employees and others who perform services for the Company. A maximum of 120.0 million shares of common stock may be awarded under the 2006 LTIP, of which 37.5 million shares are available as of December 31, 2014.

Options granted under the 2006 LTIP are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of options granted to retirement eligible employees, which generally will vest on a prorated basis, upon termination. Compensation expense related to stock options is recognized over the requisite service period, which is the same as the vesting period.
Restricted stock units under the 2006 LTIP that were granted in 2014 typically vest over four equal annual increments beginning 12 months after the date of grant and restricted stock units granted prior to 2014 typically become 100% vested on the three year anniversary of the grant date. Restricted stock units granted to retirement eligible employees generally vest on a prorated basis upon termination. The fair value of the awards granted is measured based on the fair value of the shares on the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. The related compensation expense is recognized over the requisite service period, which is the same as the vesting period.

The compensation committee of the Company's Board of Directors has granted the Company's executives and other certain key employees long-term incentive awards under the 2006 LTIP, which in 2014 consisted of 80% performance-based restricted stock unit awards and 20% stock option awards and in 2013 consisted of approximately two-thirds performance-based restricted stock unit awards and approximately one-third stock option awards. The compensation committee granted the remaining non-executive employees of the Company participating in the 2006 LTIP (other than those non-executive employees receiving the performance-based restricted stock units described above) annual equity grants consisting solely of restricted stock units for 2014 and in 2013 consisting of two-thirds restricted stock units and one-third stock option awards, or all restricted stock units depending on their employment grade level.

The performance-based restricted stock units granted in 2014 are restricted stock units, primarily granted to the Company's executives and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain financial objectives during 2014, 2015 and 2016. The second award consists of performance-based restricted stock units with a market condition tied to the Company's total shareholder return in relation to the S&P 500 index as calculated over a three-year performance period (2014 through 2016). The actual number of performance-based restricted stock units that the recipients will receive for the 2014 awards will range from 0% up to 150% of the target number of stock units granted based on actual financial and total shareholder return performance results. The performance-based restricted stock units granted in 2013, primarily granted to the Company's executives, are restricted stock units with both performance and market conditions, which require certain financial objectives to be met during 2013 and 2014 plus an additional vesting period and are subject to a payout modifier based on the Company's relative total shareholder return in relation to the S&P 500 index as calculated over a three year performance period (2013 through 2015). The grant date fair value of the performance-based restricted stock units is fixed and the amount of restricted stock units released depends upon certain financial and/or total shareholder return performance objectives being met over the performance period. The fair value of the performance-based restricted stock units tied solely to performance conditions is measured similar to the restricted stock units discussed above, while the fair value of the performance-based restricted stock units that are tied to a market condition are determined using the Monte-Carlo simulation model. Unlike the performance-based awards tied solely to performance conditions, compensation costs related to awards with market conditions are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2012, the Company started granting bonus stock units out of the 2006 LTIP to the non-employee directors of the Company. Since bonus stock units vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. These awards may be settled immediately unless the participant elects to defer the receipt of common shares under the applicable plan rules. Prior to making equity grants to non-employee directors out of the 2006 LTIP, the Company granted non-employee directors of the Company options and unrestricted stock units out of the 2006 Non-Employee Director Equity Compensation Plan, which was fully utilized in 2013.

Stock Option Activity

A summary of Western Union stock option activity for the year ended December 31, 2014 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2014
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1	23.8	$18.05
Granted	0.9	$16.01
Exercised	(1.1)	$14.11
Cancelled/forfeited	(7.2)	$18.94
Outstanding as of December 31	16.4	$17.80	4.7	$20.7
Options exercisable as of December 31	12.5	$18.50	3.6	$10.9

The Company received $14.2 million, $28.6 million and $51.9 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2014, 2013 and 2012, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company realized total tax benefits during the years ended December 31, 2014, 2013 and 2012 from stock option exercises of $0.9 million, $1.3 million and $1.2 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $3.5 million, $4.2 million and $5.1 million, respectively.

Restricted Stock Activity

A summary of Western Union activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2014 is listed below (units in millions):

	Year Ended December 31, 2014
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1	6.3	$15.69
Granted	3.6	$14.74
Vested	(1.4)	$19.27
Forfeited	(0.9)	$14.57
Non-vested as of December 31	7.6	$14.68

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units for the years ended December 31, 2014, 2013 and 2012 (in millions, except per share data).

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense	$(39.7)	$(34.5)	$(34.0)
Income tax benefit from stock-based compensation expense	11.5	10.0	10.0
Net income impact	$(28.2)	$(24.5)	$(24.0)
Earnings per share:
Basic and Diluted	$(0.05)	$(0.04)	$(0.04)

As of December 31, 2014, there was $8.2 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.1 years, and there was $45.7 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 2.3 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2014	2013	2012
Stock options granted:
Weighted-average risk-free interest rate	1.9%	1.2%	1.2%
Weighted-average dividend yield	3.1%	3.7%	1.8%
Volatility	33.8%	35.3%	33.2%
Expected term (in years)	6.09	6.09	6.09
Weighted-average grant date fair value	$3.95	$3.20	$4.90

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

Expected volatility - For the Company's executives and non-employee directors, the expected volatility for the 2014, 2013 and 2012 grants was 33.8%, 35.3% and 33.2%, respectively. The expected volatility for the Company's non-executive employees was 35.2% and 33.2% for the 2013 and 2012 grants, respectively. There were no options granted to non-executive employees in 2014. The Company used a blend of implied and historical volatility. The Company's implied volatility was calculated using the market price of traded options on Western Union's common stock and the historical volatility of Western Union stock data.

Expected term - For 2014, 2013 and 2012, Western Union's expected term for all employees was approximately 6 years. The Company's expected term of options was based upon, among other things, historical exercises, the vesting term of the Company's options and the options' contractual term of ten years.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  Segments

As previously described in Note 1, the Company classifies its businesses into three segments: Consumer-to-Consumer, Consumer-to-Business and Business Solutions. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company's Chief Operating Decision Maker ("CODM") in deciding where to allocate resources and in assessing performance.

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
All businesses that have not been classified in the above segments are reported as "Other" and include the Company's money order and other services.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company's reportable segment results for the years ended December 31, 2014, 2013 and 2012, respectively (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Consumer-to-Consumer:
Transaction fees	$3,421.8	$3,396.1	$3,545.6
Foreign exchange revenues	998.9	981.3	988.5
Other revenues	65.1	56.2	50.2
	4,485.8	4,433.6	4,584.3
Consumer-to-Business:
Transaction fees	572.7	579.1	573.6
Foreign exchange and other revenues	26.1	29.4	30.3
	598.8	608.5	603.9
Business Solutions:
Foreign exchange revenues	363.1	355.5	332.0
Transaction fees and other revenues	41.5	37.4	35.4
	404.6	392.9	367.4
Other:
Total revenues	118.0	107.0	109.2
Total consolidated revenues	$5,607.2	$5,542.0	$5,664.8
Operating income/(loss):
Consumer-to-Consumer	$1,050.4	$1,030.4	$1,266.9
Consumer-to-Business	98.7	121.9	137.6
Business Solutions (a)	(12.1)	(27.0)	(54.8)
Other	3.5	(17.9)	(19.7)
Total consolidated operating income	$1,140.5	$1,107.4	$1,330.0

____________________

(a)
During the years ended December 31, 2013 and 2012, the Company incurred $19.3 million and $42.8 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments ("TGBP"), which was acquired in November 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2014	2013	2012
Assets:
Consumer-to-Consumer	$5,049.7	$5,321.9	$4,854.2
Consumer-to-Business	1,060.2	1,129.9	1,029.6
Business Solutions	2,430.7	2,256.4	2,012.6
Other	1,349.8	1,413.1	1,569.3
Total assets	$9,890.4	$10,121.3	$9,465.7

Depreciation and amortization:
Consumer-to-Consumer	$191.5	$179.4	$158.2
Consumer-to-Business	17.3	15.8	14.7
Business Solutions	56.1	59.6	65.7
Other	7.0	8.0	7.5
Total consolidated depreciation and amortization	$271.9	$262.8	$246.1

Capital expenditures:
Consumer-to-Consumer	$132.1	$174.0	$219.1
Consumer-to-Business	27.3	36.9	21.8
Business Solutions	13.0	14.8	16.1
Other	6.6	15.6	11.2
Total capital expenditures	$179.0	$241.3	$268.2

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenue:
United States	$1,564.6	$1,523.7	$1,593.1
International	4,042.6	4,018.3	4,071.7
Total	$5,607.2	$5,542.0	$5,664.8
Long-lived assets:
United States	$158.1	$156.6	$148.2
International	48.3	53.3	47.9
Total	$206.4	$209.9	$196.1

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

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, each individual agent, Consumer-to-Business, or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2014 and 2013 were as follows (in millions, except per share data):

2014 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2014

Revenues	$1,350.8	$1,405.6	$1,440.9	$1,409.9	$5,607.2
Expenses (a)	1,078.8	1,127.3	1,126.8	1,133.8	4,466.7
Operating income	272.0	278.3	314.1	276.1	1,140.5
Other expense, net	44.6	46.2	41.3	40.2	172.3
Income before income taxes	227.4	232.1	272.8	235.9	968.2
Provision for income taxes	24.4	38.3	38.7	14.4	115.8
Net income	$203.0	$193.8	$234.1	$221.5	$852.4
Earnings per share:
Basic	$0.37	$0.36	$0.44	$0.42	$1.60
Diluted	$0.37	$0.36	$0.44	$0.42	$1.59
Weighted-average shares outstanding:
Basic	545.9	537.1	527.8	522.8	533.4
Diluted	549.2	539.9	531.2	526.9	536.8

(a)	Includes $30.3 million in the fourth quarter of expenses related to productivity and cost-savings initiatives. For more information, see Note 3.

2013 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2013

Revenues	$1,325.4	$1,385.9	$1,408.8	$1,421.9	$5,542.0
Expenses (b) (c)	1,028.5	1,109.1	1,113.5	1,183.5	4,434.6
Operating income	296.9	276.8	295.3	238.4	1,107.4
Other expense, net	46.7	44.6	43.6	45.6	180.5
Income before income taxes	250.2	232.2	251.7	192.8	926.9
Provision for income taxes	38.2	33.6	37.3	19.4	128.5
Net income	$212.0	$198.6	$214.4	$173.4	$798.4
Earnings per share:
Basic	$0.37	$0.36	$0.39	$0.31	$1.43
Diluted	$0.37	$0.36	$0.39	$0.31	$1.43
Weighted-average shares outstanding:
Basic	567.6	555.7	552.1	551.2	556.6
Diluted	569.7	558.3	555.8	555.0	559.7
____________

(b)
Includes $3.9 million in the first quarter, $6.2 million in the second quarter, $3.8 million in the third quarter, and $5.4 million in the fourth quarter of integration expenses related to the acquisition of TGBP.

(c)
Includes $4.2 million in the first quarter, $13.5 million in the second quarter, $6.2 million in the third quarter, and $33.0 million in the fourth quarter of expenses related to productivity and cost-savings initiatives. For more information, see Note 3.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2014 and 2013 and statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2014.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in millions, except per share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$144.2	$151.4
Property and equipment, net of accumulated depreciation of $19.1 and $17.0, respectively	40.9	41.0
Other assets	46.5	160.4
Investment in subsidiaries	6,083.1	5,534.1
Total assets	$6,314.7	$5,886.9

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$56.1	$76.8
Income taxes payable	59.7	76.3
Payable to subsidiaries, net	1,181.3	413.2
Borrowings	3,714.8	4,207.3
Other liabilities	2.4	8.6
Total liabilities	5,014.3	4,782.2
Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 521.5 shares and 548.8 shares issued and outstanding as of December 31, 2014 and 2013, respectively	5.2	5.5
Capital surplus	445.4	390.9
Retained earnings	968.7	877.3
Accumulated other comprehensive loss	(118.9)	(169.0)
Total stockholders’ equity	1,300.4	1,104.7
Total liabilities and stockholders’ equity	$6,314.7	$5,886.9

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Interest income	0.6	0.4	0.2
Interest expense	(176.5)	(195.7)	(178.6)
Loss before equity in earnings of affiliates and income taxes	(175.9)	(195.3)	(178.4)
Equity in earnings of affiliates, net of tax	960.8	919.0	1,136.1
Income tax benefit	67.5	74.7	68.2
Net income	852.4	798.4	1,025.9
Other comprehensive income, net of tax	2.2	2.2	2.0
Other comprehensive income/(loss) of affiliates, net of tax	47.9	(18.6)	(36.1)
Comprehensive income	$902.5	$782.0	$991.8

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net cash provided by operating activities	$380.8	$689.1	$228.3
Cash flows from investing activities
Purchases of property and equipment	(5.7)	(8.5)	(3.3)
Capital contributed to subsidiaries	(4.2)	—	—
Purchases of non-settlement related investments	—	(100.0)	—
Proceeds from sale of non-settlement related investments	100.2	—	—
Net cash provided by/(used in) investing activities	90.3	(108.5)	(3.3)
Cash flows from financing activities
Advances from/(to) subsidiaries, net	768.1	(362.2)	679.1
Net proceeds from issuance of borrowings	—	497.3	742.8
Principal payments on borrowings	(500.0)	(300.0)	—
Net repayments of commercial paper	—	—	(297.0)
Proceeds from exercise of options	14.2	28.9	53.4
Cash dividends paid	(265.2)	(277.2)	(254.2)
Common stock repurchased	(495.4)	(399.7)	(766.5)
Net cash provided by/(used in) financing activities	(478.3)	(812.9)	157.6
Net change in cash and cash equivalents	(7.2)	(232.3)	382.6
Cash and cash equivalents at beginning of year	151.4	383.7	1.1
Cash and cash equivalents at end of year	$144.2	$151.4	$383.7

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

2.  Restricted Net Assets

Certain assets of the Parent's subsidiaries totaling approximately $300 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent's subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

3.  Related Party Transactions

On October 1, 2012, the Parent issued a promissory note payable to its 100% owned subsidiary First Financial Management Corporation in the amount of $268.2 million in exchange for funds distributed to the Parent. The promissory note is due on June 30, 2015, bears interest at the fixed rate of 0.23% per annum, and may be repaid at any time without penalty. The promissory note is included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2014 and 2013.

On June 1, 2014, the Parent issued a promissory note payable to its 100% owned subsidiary First Financial Management Corporation in the amount of $65.0 million in exchange for funds distributed to the Parent. The promissory note is due on February 28, 2017, bears interest at the fixed rate of 0.33% per annum, and may be repaid at any time without penalty. The promissory note is included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2014.

On August 2, 2014, the Parent entered into a credit agreement (the "Facility") with its 100% owned subsidiary Custom House Holdings (USA), Ltd., which expires August 2, 2034, providing for unsecured financing facilities in an aggregate amount of $700.0 million. As of December 31, 2014, $506.3 million of borrowings were outstanding under the Facility. The interest rate applicable for outstanding borrowings under the Facility is the six-month LIBOR rate set on the first day of the calendar year, which was 0.35% for the year ended December 31, 2014. Outstanding borrowings under the Facility are included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2014.

Excess cash generated from operations of the Parent's subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is also included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2014 and 2013. The Parent's subsidiaries also periodically distribute excess cash balances to the Parent in the form of a dividend, although the amounts of such dividends may vary from year to year.

The Parent files a consolidated United States federal income tax return, and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent's provision for income taxes has been computed as if it were a separate tax-paying entity.

4.  Commitments and Contingencies

The Parent had $3.5 million in outstanding letters of credit and bank guarantees as of December 31, 2014 with expiration dates through 2015. The letters of credit and bank guarantees are primarily held in connection with certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2014, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes that occurred during our most recently completed fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1—Election of Directors," "Board of Directors Information," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance—Committees of the Board of Directors" of our definitive proxy statement for the 2015 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussion in "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," and "Compensation and Benefits Committee Report" of our definitive proxy statement for the 2015 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in "Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders," and "Equity Compensation Plan Information" of our definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of "Corporate Governance—Independence of Directors" of our definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in "Proposal 4—Ratification of Selection of Auditors" of our definitive proxy statement for the 2015 annual meeting of stockholders.

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

The Western Union Company (Registrant)

February 20, 2015	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2015
Hikmet Ersek

/s/ Rajesh K. Agrawal	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2015
Rajesh K. Agrawal

/s/ Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2015
Amintore T.X. Schenkel

/s/ Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 20, 2015
Jack M. Greenberg

/s/ Dinyar S. Devitre	Director	February 20, 2015
Dinyar S. Devitre

/s/ Richard A. Goodman	Director	February 20, 2015
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 20, 2015
Betsy D. Holden

/s/ Linda Fayne Levinson	Director	February 20, 2015
Linda Fayne Levinson

/s/ Roberto G. Mendoza	Director	February 20, 2015
Roberto G. Mendoza

/s/ Michael A. Miles, Jr.	Director	February 20, 2015
Michael A. Miles, Jr.

/s/ Robert W. Selander	Director	February 20, 2015
Robert W. Selander

/s/ Frances Fragos Townsend	Director	February 20, 2015
Frances Fragos Townsend

/s/ Solomon D. Trujillo	Director	February 20, 2015
Solomon D. Trujillo

EXHIBIT INDEX

Exhibit Number	Description

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

4.8	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company's Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.9	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 21, 2010 and incorporated herein by reference thereto).

4.10	Form of 5.253% 144A Note due 2020 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 2, 2010 and incorporated herein by reference thereto).

4.11	Form of 5.253% Note due 2020 (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 filed on August 5, 2010 and incorporated herein by reference thereto).

4.12
Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

4.13	Form of 3.650% Note due 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference thereto).

4.14	Form of 2.375% Note due 2015 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 11, 2012 and incorporated herein by reference thereto).

4.15	Form of 2.875% Note due 2017 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 11, 2012 and incorporated herein by reference thereto).

4.16	Form of Floating Rate Note due 2015 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference thereto).

4.17	Form of 3.350% Note due 2019 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference thereto).

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

10.10
Order Granting Stipulated Motion to Modify Amendment to Settlement Agreement issued March 14, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).

10.11
Order Granting Stipulated Motion to Extend Deadline for Separate Agreements issued April 14, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).

10.12
Order Granting Stipulation to Extend Time for Production of Data issued October 17, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 30, 2014 and incorporated herein by reference thereto).

10.13
Form of Director Indemnification Agreement (filed as Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form 10 (file no. 001-32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.14
The Western Union Company Severance/Change in Control Policy (executive Committee Level), as Amended and Restated Effective September 15, 2011 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.15
The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective February 20, 2014 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.16
The Western Union Company 2006 Long-Term Incentive Plan, as amended and restated on January 31, 2014 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.17
The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective January 31, 2014 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.18
The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.19
The Western Union Company Senior Executive Annual Incentive Plan, as Amended and Restated Effective February 23, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.20
The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective November 30, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 22, 2013 and incorporated herein by reference thereto).*

10.21
The Western Union Company Grandfathered Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.22
Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.23
Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.24
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.25
Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.26
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.27
Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.28
Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.29
Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members under the 2002 First Data Corporation Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.30
Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.31
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.32
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.33
Form of Performance-Based Restricted Stock Unit Award Notice for Executive Committee Members (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.34
Employment Contract, dated as of November 9, 2009, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.35
Expatriate Letter Agreement, dated as of November 9, 2009, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.36
First Amendment to Employment Contract and Expatriate Letter Agreement, dated as of October 7, 2010, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference thereto).*

10.37
Expatriate Letter Agreement, dated as of January 4, 2012, between Western Union, LLC and Rajesh K. Agrawal (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.38
Credit Agreement, dated as of September 23, 2011, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association, in its capacity as the swing line bank, Wells Fargo Bank, National Association, Citibank, N.A. and JPMorgan Chase Bank, N.A., in their respective capacities as issuing lenders, Citibank, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, Bank of America, N.A., Barclays Bank PLC and U.S. Bank National Association, as documentation agents, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2011 and incorporated herein by reference thereto).

10.39
Amendment No. 1, dated as of June 5, 2014, to the Credit Agreement, dated as of September 23, 2011, among The Western Union Company, the banks named therein, as lenders, Wells Fargo Bank, National Association in its capacity as the swing line bank, Wells Fargo Bank, National Association, Citibank, N.A. and JPMorgan Chase Bank, N.A., in their respective capacities as issuing lenders, Citibank N.A. and JPMorgan Chase Bank, N.A., as syndication agents, Bank of America N.A., Barclays Bank PLC and U.S. Bank National Association, as documentation agents, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference thereto).

10.40
Form of Award Agreement Under The Western Union Company Senior Executive Annual Incentive Plan for 2013 (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.41
Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.42
Offer Letter, dated as of April 12, 2012, between Western Union, LLC and John "David" Thompson (filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K filed on February 22, 2013 and incorporated herein by reference thereto).*

10.43
Form of 2013 Performance-Based Restricted Stock Unit Award Notice for Section 16 Officers (Non-U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.44
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.45
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.46
Separation Agreement and Release dated as of January 16, 2014 between Scott T. Scheirman, Western Union, LLC, and The Western Union Company (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.47
Form of Award Agreement Under The Western Union Company Senior Executive Annual Incentive Plan for 2014 and Thereafter (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.48
Form of Supplemental Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.49
Form of Supplemental Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.50
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.51
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.52
Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.53
Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.54
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.55
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

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