Form 10-Q
period 2015-03-31
Western Union CO
filed 2015-04-30
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 24, 2015, 516,311,074 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Transaction fees	$948.6	$987.9
Foreign exchange revenues	338.0	329.3
Other revenues	34.3	33.6
Total revenues	1,320.9	1,350.8
Expenses:
Cost of services	771.8	797.2
Selling, general and administrative	276.8	281.6
Total expenses	1,048.6	1,078.8
Operating income	272.3	272.0
Other income/(expense):
Interest income	2.9	4.7
Interest expense	(41.8)	(47.6)
Derivative gains/(losses), net	1.0	(0.6)
Other expense, net	(1.8)	(1.1)
Total other expense, net	(39.7)	(44.6)
Income before income taxes	232.6	227.4
Provision for income taxes	28.7	24.4
Net income	$203.9	$203.0
Earnings per share:
Basic	$0.39	$0.37
Diluted	$0.39	$0.37
Weighted-average shares outstanding:
Basic	521.0	545.9
Diluted	525.2	549.2
Cash dividends declared per common share	$0.155	$0.125

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Net income	$203.9	$203.0
Other comprehensive income/(loss), net of tax (Note 7):
Unrealized gains on investment securities	1.0	2.8
Unrealized gains on hedging activities	40.6	1.6
Foreign currency translation adjustments	(2.6)	(7.0)
Defined benefit pension plan adjustments	1.8	1.6
Total other comprehensive income/(loss)	40.8	(1.0)
Comprehensive income	$244.7	$202.0

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,755.3	$1,783.2
Settlement assets	3,472.1	3,313.7
Property and equipment, net of accumulated depreciation of $495.0 and $478.5, respectively	202.6	206.4
Goodwill	3,168.8	3,169.2
Other intangible assets, net of accumulated amortization of $808.7 and $820.0, respectively	772.0	748.1
Other assets	982.2	669.8
Total assets	$10,353.0	$9,890.4
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$580.4	$600.4
Settlement obligations	3,472.1	3,313.7
Income taxes payable	186.1	166.3
Deferred tax liability, net	317.4	305.0
Borrowings	3,728.6	3,720.4
Other liabilities	718.5	484.2
Total liabilities	9,003.1	8,590.0

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 517.0 shares and 521.5 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	5.2	5.2
Capital surplus	490.9	445.4
Retained earnings	931.9	968.7
Accumulated other comprehensive loss	(78.1)	(118.9)
Total stockholders' equity	1,349.9	1,300.4
Total liabilities and stockholders' equity	$10,353.0	$9,890.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$203.9	$203.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.5	16.3
Amortization	47.4	50.9
Other non-cash items, net	16.9	(5.3)
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(56.9)	(12.0)
Accounts payable and accrued liabilities	(34.1)	(65.1)
Income taxes payable	20.6	10.0
Other liabilities	(2.5)	(1.0)
Net cash provided by operating activities	211.8	196.8
Cash flows from investing activities
Capitalization of contract costs	(17.2)	(16.6)
Capitalization of purchased and developed software	(12.8)	(10.8)
Purchases of property and equipment	(14.4)	(18.2)
Acquisition of business	—	(10.2)
Proceeds from sale of non-settlement related investments	—	100.2
Net cash provided by/(used in) investing activities	(44.4)	44.4
Cash flows from financing activities
Proceeds from exercise of options	32.3	3.0
Cash dividends paid	(80.5)	(67.6)
Common stock repurchased (Note 7)	(147.1)	(185.7)
Net proceeds from commercial paper	—	130.0
Principal payments on borrowings	—	(500.0)
Net cash used in financing activities	(195.3)	(620.3)
Net change in cash and cash equivalents	(27.9)	(379.1)
Cash and cash equivalents at beginning of period	1,783.2	2,073.1
Cash and cash equivalents at end of period	$1,755.3	$1,694.0
Supplemental cash flow information:
Interest paid	$9.6	$14.2
Income taxes paid	$10.6	$25.9
Unsettled repurchases of common stock	$13.1	$—

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

The Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company's multi-currency, real-time money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through websites, mobile devices and account based money transfers.

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of March 31, 2015, the amount of net assets subject to these limitations totaled approximately $310 million.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for the three months ended March 31, 2015.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of March 31, 2015 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the Financial Accounting Standards Board proposed to defer the effective date of the standard by one year and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position, results of operations, and related disclosures.

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

For the three months ended March 31, 2015 and 2014, there were 8.9 million and 18.4 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended March 31,
	2015	2014
Basic weighted-average shares outstanding	521.0	545.9
Common stock equivalents	4.2	3.3
Diluted weighted-average shares outstanding	525.2	549.2
3.  Fair Value Measurements
Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
March 31, 2015	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,098.1	$—	$1,098.1
State and municipal variable rate demand notes	—	649.9	—	649.9
Corporate and other debt securities	—	61.5	—	61.5
Short-term state and municipal bond mutual fund	47.1	—	—	47.1
Other assets:
Derivatives	—	676.4	—	676.4
Total assets	$47.1	$2,485.9	$—	$2,533.0
Liabilities:
Notes and other borrowings	$—	$3,910.7	$—	$3,910.7
Derivatives	—	512.4	—	512.4
Total liabilities	$—	$4,423.1	$—	$4,423.1

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2014	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,038.1	$—	$1,038.1
State and municipal variable rate demand notes	—	316.8	—	316.8
Corporate and other debt securities	—	70.5	—	70.5
Short-term state and municipal bond mutual fund	47.1	—	—	47.1
Other assets:
Derivatives	—	423.0	—	423.0
Total assets	$47.1	$1,848.4	$—	$1,895.5
Liabilities:
Notes and other borrowings	$—	$3,890.5	$—	$3,890.5
Derivatives	—	317.1	—	317.1
Total liabilities	$—	$4,207.6	$—	$4,207.6

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three months ended March 31, 2015 and 2014.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The aggregate fair value of the Company's borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. All the assets and liabilities in the above tables were carried at fair value in the Condensed Consolidated Balance Sheets, with the exception of borrowings, which had a carrying value of $3,728.6 million and $3,720.4 million as of March 31, 2015 and December 31, 2014, respectively (see Note 10).

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $85 million in outstanding letters of credit and bank guarantees as of March 31, 2015. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with the majority having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

United States Department of Justice Investigations

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO-CDCA") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO-CDCA seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's AML compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”) seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) (“Hong Fai”), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government has interviewed several current Western Union employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. The government has also notified the Company that it is a target of the investigation. The investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

Shareholder Action and Other Matters

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. On December 11, 2014, the defendants filed a motion to dismiss the consolidated amended complaint. On January 5, 2015, plaintiffs filed an opposition to defendants’ motion to dismiss the consolidated amended complaint. On January 23, 2015, defendants filed a reply brief in support of their motion to dismiss the consolidated amended complaint. The Court referred the motion to a Magistrate Judge, who, on April 14, 2015, issued a report and recommendation, which recommends that the defendants’ motion to dismiss be granted and that the consolidated amended complaint be dismissed in full. On April 28, 2015, plaintiffs filed objections to the report and recommendation. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

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

In August 2013, the Consumer Financial Protection Bureau (the “CFPB”) served Paymap, Inc. (“Paymap”), a subsidiary of the Company which operates solely in the United States, with a civil investigative demand requesting information and documents about Paymap’s Equity Accelerator service, which is designed to help consumers pay off their mortgages more quickly. The CFPB’s investigation sought to determine whether Paymap’s marketing of the Equity Accelerator service violated the Consumer Financial Protection Act’s prohibition against unfair, deceptive and abusive acts and practices (“UDAAP”). The Company cooperated with the investigation. After reviewing information and documents provided by the Company, in August 2014, the CFPB advised the Company of its view that certain aspects of Paymap’s marketing violated UDAAP. The Company has advised the CFPB that it disagrees with the CFPB’s position. The Company is in discussions with the CFPB and is seeking to reach an appropriate resolution of this matter. Due to the nature of the discussions, the Company is unable to predict whether the CFPB will institute an enforcement action to bring any claims against the Company as a result of the investigation, or the possible range of loss, if any, which could be associated with this matter. However, should the CFPB institute an enforcement action against the Company, or if the Company enters into a settlement agreement with the CFPB, the Company could pay significant restitution payments to certain Equity Accelerator consumers and civil money penalties to the CFPB, and there could be regulatory consequences, any of which or combined could have a material adverse effect on the Company’s business, financial condition and results of operations.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement, subject to the Court's approval, to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement is subject to memorialization in a definitive agreement. The Company has accrued an amount equal to the retention under its insurance policy and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition and results of operations could be adversely impacted.

On January 26, 2006, the First Data Corporation ("First Data") Board of Directors announced its intention to pursue the distribution of all of its money transfer and consumer payments business and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the “Spin-off”). The Spin-off resulted in the formation of the Company and these assets and businesses no longer being part of First Data. Pursuant to the separation and distribution agreement with First Data in connection with the Spin-off, First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company's business with the Company and financial responsibility for the obligations and liabilities of First Data's retained businesses with First Data. The Company also entered into a tax allocation agreement that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the Spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the Spin-off (see Note 11).

5.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended March 31, 2015 and 2014 totaled $15.7 million and $15.9 million, respectively.

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
Settlement assets and obligations consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Settlement assets:
Cash and cash equivalents	$583.3	$834.3
Receivables from selling agents and Business Solutions customers	1,032.2	1,006.9
Investment securities	1,856.6	1,472.5
	$3,472.1	$3,313.7
Settlement obligations:
Money transfer, money order and payment service payables	$2,537.0	$2,356.7
Payables to agents	935.1	957.0
	$3,472.1	$3,313.7
Investment securities included in "Settlement assets" in the Company's Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes, variable rate demand notes, and a short-term bond mutual fund. The short-term bond mutual fund can be redeemed daily and holds fixed income securities with combined average maturities of one year or less. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2054. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.
The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the three months ended March 31, 2015 and 2014 were $3.3 billion and $4.6 billion, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

March 31, 2015	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
State and municipal debt securities (a)	$1,082.8	$1,098.1	$16.8	$(1.5)	$15.3
State and municipal variable rate demand notes	649.9	649.9	—	—	—
Corporate and other debt securities	61.2	61.5	0.3	—	0.3
Short-term state and municipal bond mutual fund	47.1	47.1	—	—	—
	$1,841.0	$1,856.6	$17.1	$(1.5)	$15.6

December 31, 2014	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
State and municipal debt securities (a)	$1,024.2	$1,038.1	$15.1	$(1.2)	$13.9
State and municipal variable rate demand notes	316.8	316.8	—	—	—
Corporate and other debt securities	70.5	70.5	0.1	(0.1)	—
Short-term state and municipal bond mutual fund	47.1	47.1	—	—	—
	$1,458.6	$1,472.5	$15.2	$(1.3)	$13.9
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of settlement-related debt securities as of March 31, 2015 (in millions):

Fair Value
Due within 1 year	$182.2
Due after 1 year through 5 years	544.0
Due after 5 years through 10 years	461.8
Due after 10 years	621.5
$1,809.5
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $41.8 million and $608.1 million, are included in the "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7. Stockholders' Equity

Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items as indicated below within the Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
	2015	2014
Unrealized gains on investment securities, beginning of period	$8.9	$4.1
Unrealized gains	2.3	7.1
Tax expense	(0.9)	(2.6)
Reclassification of gains into "Other revenues"	(0.6)	(2.4)
Reclassification of gains into "Interest income"	—	(0.2)
Tax expense related to reclassifications	0.2	0.9
Net unrealized gains on investment securities	1.0	2.8
Unrealized gains on investment securities, end of period	$9.9	$6.9

Unrealized gains/(losses) on hedging activities, beginning of period	$48.6	$(33.0)
Unrealized gains	58.2	2.3
Tax expense	(3.1)	(1.9)
Reclassification of (gains)/losses into "Transaction fees"	(11.3)	0.1
Reclassification of gains into "Foreign exchange revenues"	(4.4)	—
Reclassification of losses into "Interest expense"	0.9	0.9
Tax expense related to reclassifications	0.3	0.2
Net unrealized gains on hedging activities	40.6	1.6
Unrealized gains/(losses) on hedging activities, end of period	$89.2	$(31.4)

Foreign currency translation adjustments, beginning of period	$(49.2)	$(21.6)
Foreign currency translation adjustments	(2.6)	(10.8)
Tax benefit	—	3.8
Net foreign currency translation adjustments	(2.6)	(7.0)
Foreign currency translation adjustments, end of period	$(51.8)	$(28.6)

Defined benefit pension plan adjustments, beginning of period	$(127.2)	$(118.5)
Reclassification of losses into "Cost of services"	2.9	2.6
Tax benefit related to reclassifications and other	(1.1)	(1.0)
Net defined benefit pension plan adjustments	1.8	1.6
Defined benefit pension plan adjustments, end of period	$(125.4)	$(116.9)
Accumulated other comprehensive loss, end of period	$(78.1)	$(170.0)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid
During the first quarter of 2015 and 2014, the Company's Board of Directors declared quarterly cash dividends of $0.155 and $0.125 per common share, respectively, representing $80.5 million and $67.6 million in total dividends which were paid on March 31, 2015 and 2014, respectively.
Share Repurchases
During the three months ended March 31, 2015 and 2014, 7.7 million and 10.9 million shares were repurchased for $150.0 million and $179.6 million, respectively, excluding commissions, at an average cost of $19.50 and $16.44 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of March 31, 2015, $1,061.9 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2017. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Employee Benefit Plan
The Company has a frozen defined benefit pension plan (the "Plan") for which it had a recorded unfunded pension obligation of $69.7 million and $74.9 million as of March 31, 2015 and December 31, 2014, respectively, included in "Other liabilities" in the Condensed Consolidated Balance Sheets.
The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended March 31,
	2015	2014
Interest cost	$2.9	$3.4
Expected return on plan assets	(5.1)	(5.1)
Amortization of actuarial loss	2.9	2.6
Net periodic benefit cost	$0.7	$0.9

9.  Derivatives
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2015, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2015 were as follows (in millions):

Contracts designated as hedges:
Euro	$382.3
Canadian dollar	112.2
British pound	82.6
Australian dollar	51.4
Swiss franc	43.3
Other	93.4
Contracts not designated as hedges:
Euro	$201.3
British pound	67.2
Canadian dollar	61.8
Australian dollar	30.6
Other (a)	162.6
____________________

(a)	Comprised of exposures to 20 different currencies. None of these individual currency exposures is greater than $25 million.

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
The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of March 31, 2015 were approximately $5.5 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.
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
The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of March 31, 2015 and December 31, 2014. Of this aggregate notional amount held at March 31, 2015, $500.0 million related to notes due in 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$14.6	$3.5	Other liabilities	$0.8	$1.9
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	108.5	66.1	Other liabilities	3.7	3.5
Total		$123.1	$69.6		$4.5	$5.4
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$549.6	$349.4	Other liabilities	$505.7	$310.2
Foreign currency — Consumer-to-Consumer	Other assets	3.7	4.0	Other liabilities	2.2	1.5
Total		$553.3	$353.4		$507.9	$311.7
Total derivatives		$676.4	$423.0		$512.4	$317.1
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2015 and December 31, 2014 (in millions):
Offsetting of Derivative Assets

March 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$411.8	$—	$411.8	$(218.5)	$193.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	264.6
Total	$676.4

December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$255.1	$—	$255.1	$(134.8)	$120.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	167.9
Total	$423.0
Offsetting of Derivative Liabilities

March 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$295.3	$—	$295.3	$(218.5)	$76.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	217.1
Total	$512.4

December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$169.3	$—	$169.3	$(134.8)	$34.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	147.8
Total	$317.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three months ended March 31, 2015 and 2014:
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended March 31, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		March 31, 2015	March 31, 2014	Hedged Item		March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Interest rate contracts	Interest expense	$10.9	$3.8	Fixed-rate debt	Interest expense	$(7.5)	$(0.3)	Interest expense	$0.7	$(0.2)
Total gain/ (loss)		$10.9	$3.8			$(7.5)	$(0.3)		$0.7	$(0.2)
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended March 31, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Foreign currency contracts	$58.2	$2.3	Revenue	$15.7	$(0.1)	Derivative gains/(losses), net	$(0.8)	$(0.6)
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$58.2	$2.3		$14.8	$(1.0)		$(0.8)	$(0.6)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three months ended March 31, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended March 31,
Derivatives		2015	2014
Foreign currency contracts (e)	Selling, general and administrative	$27.3	$(1.6)
Foreign currency contracts (f)	Derivative gains/(losses), net	1.8	—
Total gain/(loss)		$29.1	$(1.6)
 ____________________

(a)
The loss of $7.5 million and $0.3 million in the three months ended March 31, 2015 and 2014, respectively, consisted of a loss in value on the debt of $11.6 million and $3.6 million, respectively, and amortization of hedge accounting adjustments of $4.1 million and $3.3 million, respectively.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above and included in "Selling, general, and administrative" in the Condensed Consolidated Statements of Income, were $29.5 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax gain of $78.5 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2015. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of March 31, 2015. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.  Borrowings
The Company's outstanding borrowings consisted of the following (in millions):

Notes:	March 31, 2015	December 31, 2014
Floating rate notes (effective rate of 1.3%) due 2015	$250.0	$250.0
2.375% notes due 2015 (a)	250.0	250.0
5.930% notes due 2016 (a)	1,000.0	1,000.0
2.875% notes (effective rate of 2.0%) due 2017	500.0	500.0
3.650% notes due 2018 (a)	400.0	400.0
3.350% notes due 2019 (a)	250.0	250.0
5.253% notes (effective rate of 4.6%) due 2020	324.9	324.9
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Other borrowings	5.6	5.6
Total borrowings at par value	3,730.5	3,730.5
Fair value hedge accounting adjustments, net (b)	12.8	5.3
Unamortized discount, net	(14.7)	(15.4)
Total borrowings at carrying value (c)	$3,728.6	$3,720.4
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

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

(c)	As of March 31, 2015, the Company's weighted-average effective rate on total borrowings was approximately 4.4%.
The following summarizes the Company's maturities of borrowings at par value as of March 31, 2015 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	1,005.6
Due after 2 years through 3 years	500.0
Due after 3 years through 4 years	400.0
Due after 4 years through 5 years	250.0
Due after 5 years	1,074.9
The Company's obligations with respect to its outstanding Notes, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.  Income Taxes
The Company's effective tax rates on pre-tax income for the three months ended March 31, 2015 and 2014 were 12.3% and 10.7%, respectively. The increase in the Company's effective tax rate for the three months ended March 31, 2015 is primarily due to the combined effect of discrete items, including those related to foreign currency fluctuations on certain income tax attributes which lowered the Company's effective tax rate in 2014, partially offset by various tax planning benefits affecting 2015. For the year ended December 31, 2014, 96% of the Company's pre-tax income was derived from foreign sources, and the Company currently expects that approximately 98% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2015. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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
Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2015 and December 31, 2014 was $99.1 million and $93.4 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $86.0 million and $82.4 million as of March 31, 2015 and December 31, 2014, respectively, excluding interest and penalties.
The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized immaterial amounts of interest and penalties during the three months ended March 31, 2015 and 2014. The Company has accrued $15.2 million and $15.1 million for the payment of interest and penalties as of March 31, 2015 and December 31, 2014, respectively.
The unrecognized tax benefits accrual as of March 31, 2015 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $27 million during the next 12 months in connection with various matters which may be resolved.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of March 31, 2015. The Company expects to pay the remaining amount in 2015 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. Discussions with the IRS concerning these adjustments are ongoing. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.
As of March 31, 2015, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.7 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.  Stock Compensation Plans
For the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense of $11.7 million and $11.3 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2015, the Company granted 1.0 million options at a weighted-average exercise price of $19.29, 2.0 million restricted stock units at a weighted-average grant date fair value of $17.85, and 0.6 million performance-based restricted stock units (based on targeted performance) at a weighted-average grant date fair value of $17.66. The majority of share unit grants do not provide for the payment of dividend equivalents. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. As of March 31, 2015, the Company had 15.0 million outstanding options at a weighted-average exercise price of $18.11 and 11.7 million options exercisable at a weighted-average exercise price of $18.62. The Company had 8.0 million non-vested restricted stock units at a weighted-average grant date fair value of $15.35 as of March 31, 2015.
The restricted stock units typically vest over four equal annual increments beginning 12 months after the date of grant. Restricted stock units granted prior to 2014 typically become 100% vested on the three year anniversary of the grant date. Restricted stock units granted to retirement eligible employees generally vest on a prorated basis upon termination. The fair value of the awards granted is measured based on the fair value of the shares on the date of grant.
The performance-based restricted stock units granted in 2015 are restricted stock units, primarily granted to the Company's executives and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain financial objectives during 2015, 2016 and 2017. The second award consists of performance-based restricted stock units with a market condition tied to the Company's total shareholder return in relation to the S&P 500 index as calculated over a three-year performance period (2015 through 2017). The actual number of performance-based restricted stock units that the recipients will receive for both 2015 awards will range from 0% up to 150% of the target number of stock units granted based on actual financial and total shareholder return performance results. The grant date fair value of the performance-based restricted stock units is fixed and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the performance-based restricted stock units that are tied solely to performance conditions is measured similar to the restricted stock units discussed above, while the fair value of the performance-based restricted stock units that are tied to a market condition is determined using the Monte-Carlo simulation model. Unlike the performance-based awards that are tied solely to performance conditions, compensation costs related to awards with market conditions are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
Options granted in 2015, primarily to the Company's executives, were issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of options granted to retirement eligible employees, which generally will vest on a prorated basis, upon termination. The Company used the Black-Scholes option pricing model to determine the fair value of the options granted during the three months ended March 31, 2015 using assumptions materially consistent with those disclosed in the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues:
Consumer-to-Consumer:
Transaction fees	$776.2	$825.6
Foreign exchange revenues	244.1	236.0
Other revenues	18.0	15.9
	1,038.3	1,077.5
Consumer-to-Business:
Transaction fees	151.4	140.7
Foreign exchange and other revenues	6.4	6.5
	157.8	147.2
Business Solutions:
Foreign exchange revenues	87.9	90.4
Transaction fees and other revenues	10.1	9.0
	98.0	99.4
Other:
Total revenues	26.8	26.7
Total consolidated revenues	$1,320.9	$1,350.8
Operating income/(loss):
Consumer-to-Consumer	$240.2	$247.0
Consumer-to-Business	29.5	29.8
Business Solutions	2.1	(3.6)
Other	0.5	(1.2)
Total consolidated operating income	$272.3	$272.0

THE WESTERN UNION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Item 2.
This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the "Risk Factors" section and throughout the Annual Report on Form 10-K for the year ended December 31, 2014. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including card associations, card-based payment providers, electronic, mobile and Internet-based services, digital currencies and related protocols, and other innovations in technology and business models; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the failure to realize anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill; failure to manage credit and fraud risks presented by our agents, clients and consumers; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services; decisions to change our business mix; adverse rating actions by credit rating agencies; cessation of or defects in various services provided to us by third-party vendors; our ability to realize the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims; changes in tax laws and unfavorable resolution of tax contingencies; our ability to attract and retain qualified key employees and to manage our workforce successfully; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to detect and prevent money laundering, terrorist financing, fraud and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States and globally, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, customer due diligence, or agent and subagent due diligence, registration, and monitoring requirements; liabilities or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with compliance with or failure to comply with the settlement agreement with the State of Arizona, as amended; the potential impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities related to consumer protection; liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments; failure to comply with regulations and changes in expectations regarding consumer privacy and data use and security; effects of unclaimed property laws; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations or industry standards affecting our business; and (iii) other events, such as: adverse tax consequences from our spin-off from First Data Corporation; catastrophic events; and management's ability to identify and manage these and other risks.
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

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2015 compared to the same period in 2014. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for the three months ended March 31, 2015.
The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in millions, except per share amounts)	2015	2014	% Change
Revenues:
Transaction fees	$948.6	$987.9	(4)%
Foreign exchange revenues	338.0	329.3	3%
Other revenues	34.3	33.6	2%
Total revenues	1,320.9	1,350.8	(2)%
Expenses:
Cost of services	771.8	797.2	(3)%
Selling, general and administrative	276.8	281.6	(2)%
Total expenses	1,048.6	1,078.8	(3)%
Operating income	272.3	272.0	0%
Other income/(expense):
Interest income	2.9	4.7	(38)%
Interest expense	(41.8)	(47.6)	(12)%
Derivative gains/(losses), net	1.0	(0.6)	*
Other expense, net	(1.8)	(1.1)	*
Total other expense, net	(39.7)	(44.6)	(11)%
Income before income taxes	232.6	227.4	2%
Provision for income taxes	28.7	24.4	18%
Net income	$203.9	$203.0	0%
Earnings per share:
Basic	$0.39	$0.37	5%
Diluted	$0.39	$0.37	5%
Weighted-average shares outstanding:
Basic	521.0	545.9
Diluted	525.2	549.2
____________________

*	Calculation not meaningful

Revenues overview
For the three months ended March 31, 2015, consolidated revenue decreased 2% compared to the corresponding period in the prior year. The decline was primarily due to the strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, which negatively impacted consolidated revenue by approximately 6%. This decrease was partially offset by transaction growth of 3% in our Consumer-to-Consumer segment.
For the three months ended March 31, 2015 compared to the same period in the prior year, foreign exchange revenues increased due to increases in foreign exchange spreads which were largely offset by corresponding reductions in transaction fees in certain corridors of our Consumer-to-Consumer segment.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of a benefit from foreign currency hedges of $15.7 million, resulted in a reduction to revenues for the three months ended March 31, 2015 of $78.6 million relative to the same period in the previous year. We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we will reflect the hedge impact in revenues in the period the hedged revenues are recorded.
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
Cost of services
Cost of services primarily consists of agent commissions, which represented more than 60% of total cost of services for the three months ended March 31, 2015. Cost of services decreased for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to a decrease in agent commissions in our Consumer-to-Consumer segment, which fluctuate with our Consumer-to-Consumer revenues, and the positive impact of productivity and cost-savings initiatives that were implemented in prior years.
Selling, general and administrative
For the three months ended March 31, 2015 compared to the corresponding period in the prior year, selling, general and administrative expenses decreased due to the positive impact of productivity and cost-savings initiatives that were implemented in prior years, partially offset by increased compliance program costs (see "Enhanced Regulatory Compliance" described above). Additionally, selling, general and administrative expenses decreased as a result of foreign currency translation, as the strengthening of the United States dollar compared to foreign currencies resulted in lower reported expenses.

Total other expense, net
Total other expense, net decreased during the three months ended March 31, 2015 compared to the corresponding period in the prior year due to decreased interest expense primarily related to lower average debt balances outstanding. Average debt balances outstanding were $3,727.8 million and $4,048.9 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in average debt balances outstanding during the three months ended March 31, 2015 compared to the corresponding period in the prior year was due to the repayment of $500 million of our notes in February 2014.
Income taxes
Our effective tax rates on pre-tax income were 12.3% and 10.7% for the three months ended March 31, 2015 and 2014, respectively. The increase in our effective tax rate for the three months ended March 31, 2015 is primarily due to the combined effect of discrete items, including those related to foreign currency fluctuations on certain income tax attributes which lowered our effective tax rate in 2014, partially offset by various tax planning benefits affecting 2015. We continue to benefit from a significant proportion of profits being foreign-derived, and generally taxed at lower rates than our combined federal and state tax rates in the United States. For the year ended December 31, 2014, 96% of our pre-tax income was derived from foreign sources, and we currently expect that approximately 98% of our pre-tax income will be derived from foreign sources for the year ending December 31, 2015. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.
We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2015, the total amount of tax contingency reserves was $100.5 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.
Earnings per share
During the three months ended March 31, 2015 and 2014, basic and diluted earnings per share were $0.39 and $0.37, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2015 and 2014, there were 8.9 million and 18.4 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.
Earnings per share increased for the three months ended March 31, 2015 compared to the same period in the prior year, as a result of lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

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
The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Consumer-to-Consumer	79%	80%
Consumer-to-Business	12%	11%
Business Solutions	7%	7%
Other	2%	2%
	100%	100%
Consumer-to-Consumer Segment
The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(dollars and transactions in millions)	2015	2014	% Change
Revenues:
Transaction fees	$776.2	$825.6	(6)%
Foreign exchange revenues	244.1	236.0	3%
Other revenues	18.0	15.9	13%
Total revenues	$1,038.3	$1,077.5	(4)%
Operating income	$240.2	$247.0	(3)%
Operating income margin	23%	23%
Key indicator:
Consumer-to-Consumer transactions	61.75	60.24	3%

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

Due to the significance of our Consumer-to-Consumer segment to our overall results and the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below. Constant currency is a non-GAAP financial measure and is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the quarter-over-quarter percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

	Three Months Ended March 31,
	As Reported	Foreign Exchange Translation Impact	Constant Currency Growth/(Decline) (a)
	2015	2015	2015
Consumer-to-Consumer revenue growth/(decline):
Europe and CIS	(9)%	(11)%	2%
North America	(2)%	(2)%	0%
Middle East and Africa	(6)%	(5)%	(1)%
Asia Pacific ("APAC")	(6)%	(4)%	(2)%
Latin America and the Caribbean ("LACA") (b)	4%	(6)%	10%
westernunion.com	17%	(6)%	23%
Total Consumer-to-Consumer revenue growth/(decline):	(4)%	(6)%	2%
__________________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the U.S. dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.

(b)
For the three months ended March 31, 2015 compared to the same period in the prior year, the foreign exchange translation impact is primarily the result of fluctuations in the exchange rate between the United States dollar and the Argentine peso and other South American currencies.

Three Months Ended March 31, 2015
Consumer-to-Consumer transaction growth/(decline):
Europe and CIS	4%
North America	3%
Middle East and Africa	(3)%
APAC	(4)%
LACA	6%
westernunion.com	25%

Consumer-to-Consumer revenue as a percentage of consolidated revenue:
Europe and CIS	20%
North America	19%
Middle East and Africa	16%
APAC	11%
LACA	8%
westernunion.com	5%

We provide domestic money transfer services (transactions between and within the United States and Canada), which are included in North America and westernunion.com in the tables above. These services represented approximately 8% of our consolidated revenue for both the three months ended March 31, 2015 and 2014.

Our consumers transferred $19.5 billion and $20.3 billion in Consumer-to-Consumer principal for the three months ended March 31, 2015 and 2014, respectively, of which $17.5 billion and $18.3 billion related to cross-border principal for the same corresponding periods described above.
Transaction fees and foreign exchange revenues
All comparisons in the discussion below are for the three months ended March 31, 2015 compared to the corresponding period in the prior year.
Consumer-to-Consumer money transfer revenue decreased 4%. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 6% for the three months ended March 31, 2015. This decline was partially offset by transaction growth of 3%.
Our Europe and CIS region experienced decreased revenue of 9% and transaction growth of 4%. Fluctuations in the exchange rate between the United States dollar and the euro and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 11%. The decrease in revenue was also due to continued declines in Russia.
Our North America region experienced decreased revenue of 2% and transaction growth of 3%. The decrease in revenue was primarily due to fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, which negatively impacted revenue by 2%, and declines in our domestic money transfer services in the United States. Our domestic money transfer services were negatively impacted by declines in higher principal band transactions, which generate higher revenue per transaction, primarily due to pricing actions taken by competitors in the retail money transfer market. We expect these competitive price pressures will continue to affect our domestic money transfer services adversely throughout 2015 and plan to respond with pricing reductions of our own related to our retail domestic money transfer services, beginning in the second quarter of 2015. These declines were partially offset by transaction growth in our United States outbound services, including our United States to Mexico and Latin America corridors.
Our Middle East and Africa region experienced decreased revenue of 6% on decreased transactions of 3%. The decrease in revenue was due to declines in several African countries, partially offset by strength in the United Arab Emirates, Nigeria, and Saudi Arabia. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 5%.
Our APAC region experienced decreased revenue of 6% on decreased transactions of 4%. The decrease in revenue was due to declines in the Philippines and other Asian inbound markets, partially offset by growth in Japan. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 4%.
Our LACA region experienced revenue growth of 4% on transaction growth of 6%, primarily due to increased revenues in Argentina. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 6%, partially offset by geographic and product mix.
Westernunion.com experienced revenue growth of 17% on transaction growth of 25%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 6%.
Foreign exchange revenues increased 3% for the three months ended March 2015 compared to the corresponding period in the prior year primarily due to increases in foreign exchange spreads which were largely offset by corresponding reductions in transaction fees in certain corridors.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of a benefit from foreign currency hedges of $15.7 million, resulted in a reduction to revenues for the three months ended March 31, 2015 of $63.0 million relative to the same period in the previous year. We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we will reflect the hedge impact in revenues in the period the hedged revenues are recorded.

We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Consumer-to-Consumer net pricing changes had a minimal impact on our revenue for the three months ended March 31, 2015.
Operating income
Consumer-to-Consumer operating income declined 3% during the three months ended March 31, 2015 compared to the same period in 2014. Results for the three months ended March 31, 2015 were impacted by the revenue decreases described above and increased compliance program costs, partially offset by the positive impact of productivity and cost-savings initiatives that were implemented in prior years. The change in operating margins in the segment was also impacted by these same factors.
Consumer-to-Business Segment
The following table sets forth our Consumer-to-Business segment results of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Revenues:
Transaction fees	$151.4	$140.7	8%
Foreign exchange and other revenues	6.4	6.5	(2)%
Total revenues	$157.8	$147.2	7%
Operating income	$29.5	$29.8	(1)%
Operating income margin	19%	20%
Revenues
For the three months ended March 31, 2015 compared to the corresponding period in the prior year, Consumer-to-Business revenue increased 7% primarily due to increases in our United States electronic bill payments and international bill payments in Argentina, partially offset by continued declines in our United States cash-based bill payments. In addition, the strengthening of the United States dollar against the Argentine peso negatively impacted our Consumer-to-Business revenue growth by 4%.
Operating income
Operating income was materially consistent for the three months ended March 31, 2015 compared to the corresponding period in the prior year.

Business Solutions
The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Revenues:
Foreign exchange revenues	$87.9	$90.4	(3)%
Transaction fees and other revenues	10.1	9.0	12%
Total revenues	$98.0	$99.4	(1)%
Operating income/(loss)	$2.1	$(3.6)	*
Operating income/(loss) margin	2%	(4)%
____________________

*	Calculation not meaningful
Revenues
For the three months ended March 31, 2015 compared to the corresponding period in the prior year, Business Solutions revenue decreased 1%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 8%. European revenue increased, including revenue from sales of our hedging products.
Operating income/(loss)
For the three months ended March 31, 2015, we generated operating income compared to the loss generated in the same period in the prior year due to the positive impact of productivity and cost-savings initiatives that were implemented in prior years and decreased amortization expenses. The changes in operating margins in the segment were due to these same factors.
Other
The following table sets forth Other results for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Revenues	$26.8	$26.7	0%
Operating income/(loss)	$0.5	$(1.2)	*
____________________

*	Calculation not meaningful
Revenues
Other revenue increased for the three months ended March 31, 2015 compared to the same period in the prior year due to increases in our retail walk-in foreign exchange services, partially offset by declines in our prepaid services, and decreased investment income in our money order business.
Operating income/(loss)
During the three months ended March 31, 2015, we generated operating income compared to the loss generated in the same period in the prior year due to the positive impact of productivity and cost-savings initiatives that were implemented in prior years.

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
We believe we have adequate liquidity to meet our business needs, service our debt obligations, pay dividends and repurchase shares through our existing cash balances and our ability to generate cash flows through operations. To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing and manner by which cash is repatriated or otherwise made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity.
We also have the capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in January 2017. As of March 31, 2015, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.
Cash and Investment Securities
As of both March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $1.8 billion, of which approximately $950 million was held by our foreign entities. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.
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
Investment securities, classified within "Settlement assets," were $1.9 billion as of March 31, 2015 and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.
Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2015, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities
Cash provided by operating activities increased to $211.8 million during the three months ended March 31, 2015, from $196.8 million in the comparable period in the prior year. Cash provided by operating activities is impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.
Financing Resources
As of March 31, 2015, we have outstanding borrowings at par value of $3,730.5 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2015 to 2040, and our borrowings also include our floating rate notes due in 2015. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the three months ended March 31, 2015, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.
Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of and during the three months ended March 31, 2015.
Cash Priorities
Liquidity
Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.
Capital Expenditures
The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $44.4 million and $45.6 million for the three months ended March 31, 2015 and 2014, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends
During the three months ended March 31, 2015 and 2014, 7.7 million and 10.9 million shares, respectively, were repurchased for $150.0 million and $179.6 million, respectively, excluding commissions, at an average cost of $19.50 and $16.44 per share, respectively. As of March 31, 2015, $1,061.9 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2017.
Our Board of Directors declared a quarterly cash dividend of $0.155 per common share in the first quarter of 2015, representing $80.5 million in total dividends.
Debt Service Requirements
Our 2015 and future debt service requirements will include payments on any existing and future borrowings under our commercial paper program and interest payments on all outstanding indebtedness. In August and December 2015, our floating rate notes of $250.0 million and our 2.375% fixed rate notes of $250.0 million, respectively, will mature. We may refinance all or a portion of these notes, potentially through the issuance of commercial paper.
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
Other Commercial Commitments
We had approximately $85 million in outstanding letters of credit and bank guarantees as of March 31, 2015. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with the majority having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
As of March 31, 2015, our total amount of unrecognized income tax benefits was $114.3 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our 2014 Annual Report on Form 10-K, for which there were no material changes, included:

•	Income taxes

•	Derivative financial instruments

•	Other intangible assets

•	Goodwill

•	Legal Contingencies
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

We have money transfer and bill payment operations in Argentina, which together represented less than 5% of our total consolidated revenues for the three months ended March 31, 2015. Government-imposed restrictions limit the transfer of funds from those operations out of the country. As of March 31, 2015, we held in Argentina approximately $65 million in cash and cash equivalents denominated in the Argentine peso, a portion of which will be used to satisfy our non-settlement related Argentine peso denominated liabilities. The impact of changes in the official Argentine peso exchange rate is immediately reflected in net income for our money transfer operations, and this impact is reflected in other comprehensive income/(loss) for our bill payment operations. Any further devaluation of the Argentine peso and any additional limits on transferring funds out of Argentina could further adversely affect the value of those cash and cash equivalents, our ability to distribute them, and our results of operations.

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
As of December 31, 2014, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million based on our 2015 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of March 31, 2015 is not materially different based on our forecast of unhedged exposure to foreign currency through March 31, 2015. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates
We invest in several types of interest bearing assets, with a total value as of March 31, 2015 of $3.3 billion. Approximately $2.5 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.
The remainder of our interest bearing assets primarily consists of highly-rated state and municipal debt securities which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business and other related payment services awaiting redemption classified within "Settlement assets" in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within "Settlement assets" in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our "Total stockholders' equity" on our Condensed Consolidated Balance Sheets.
As of March 31, 2015, we had $250.0 million of floating rate notes, which had an effective interest rate of 1.3% or 1% above three-month LIBOR. Additionally, $975.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR.
We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of March 31, 2015, our weighted-average effective rate on total borrowings was approximately 4.4%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $12 million annually based on borrowings, net of the impact of hedges, on March 31, 2015 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2015 that are sensitive to interest rate fluctuations, would result in an offsetting benefit/reduction to pre-tax income of approximately $25 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
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
Our losses associated with bad debts have been approximately 1% of our consolidated revenues in all periods presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report is incorporated herein by reference.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 20, 2015. In our opinion, the accompanying condensed consolidated balance sheet of The Western Union Company as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Denver, Colorado
April 30, 2015

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

United States Department of Justice Investigations

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO-CDCA") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO-CDCA seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering ("AML") compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”) seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) (“Hong Fai”), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government has interviewed several current Western Union employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. The government has also notified the Company that it is a target of the investigation. The investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

In August 2013, the Consumer Financial Protection Bureau (the “CFPB”) served Paymap, Inc. (“Paymap”), a subsidiary of the Company which operates solely in the United States, with a civil investigative demand requesting information and documents about Paymap’s Equity Accelerator service, which is designed to help consumers pay off their mortgages more quickly. The CFPB’s investigation sought to determine whether Paymap’s marketing of the Equity Accelerator service violated the Consumer Financial Protection Act’s prohibition against unfair, deceptive and abusive acts and practices (“UDAAP”). The Company cooperated with the investigation. After reviewing information and documents provided by the Company, in August 2014, the CFPB advised the Company of its view that certain aspects of Paymap’s marketing violated UDAAP. The Company has advised the CFPB that it disagrees with the CFPB’s position. The Company is in discussions with the CFPB and is seeking to reach an appropriate resolution of this matter. Due to the nature of the discussions, the Company is unable to predict whether the CFPB will institute an enforcement action to bring any claims against the Company as a result of the investigation, or the possible range of loss, if any, which could be associated with this matter. However, should the CFPB institute an enforcement action against the Company, or if the Company enters into a settlement agreement with the CFPB, the Company could pay significant restitution payments to certain Equity Accelerator consumers and civil money penalties to the CFPB, and there could be regulatory consequences, any of which or combined could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Shareholder Actions

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. On December 11, 2014, the defendants filed a motion to dismiss the consolidated amended complaint. On January 5, 2015, plaintiffs filed an opposition to defendants’ motion to dismiss the consolidated amended complaint. On January 23, 2015, defendants filed a reply brief in support of their motion to dismiss the consolidated amended complaint. The Court referred the motion to a Magistrate Judge, who, on April 14, 2015, issued a report and recommendation, which recommends that the defendants’ motion to dismiss be granted and that the consolidated amended complaint be dismissed in full. On April 28, 2015, plaintiffs filed objections to the report and recommendation. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

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

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, and MARTA/ATU Local 732 Employees Retirement Plan filed shareholder derivative complaints in the United States District Court for the District of Colorado naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Exchange Act, corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective anti-money laundering compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the Southwest Border Monitor's efforts to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the Monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal anti-money laundering laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the Bank Secrecy Act and parallel anti-money laundering laws and regulations for a prolonged period of time, authorized and implemented anti-money laundering policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls. The claim for violations of section 14(a) of the Securities Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in the City of Taylor Police and Fire Retirement System action described above, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint.

On December 10, 2014, The Police Retirement System of St. Louis filed a Verified Shareholder Derivative Complaint in District Court, Denver County, Colorado, naming the Company’s President and Chief Executive Officer, one of its former executive officers, three of its former directors and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, based on allegations that the individual defendants (1) caused the Company to fail to comply with its obligations under the Southwest Border Agreement; (2) misrepresented the costs and impact of the Southwest Border Agreement; (3) caused the Company to repurchase its stock at artificially inflated prices; (4) failed to implement and maintain adequate internal controls; (5) knowingly or recklessly reviewed and approved improper statements in the Company’s public filings, press releases and conference calls; (6) failed to ensure the Company’s compliance with legal and regulatory requirements; (7) facilitated the use of the Company’s operations for money-laundering and other various crimes, including human trafficking; (8) forced the Company to expend valuable resources in defending itself in the City of Taylor Police and Fire Retirement System action described above; and (9) paid improper compensation and bonuses to certain of the Company’s executives and directors who allegedly breached their fiduciary duties.  The complaint also alleges that the individual defendants were unjustly enriched as a result of the compensation and director remuneration they received while breaching their fiduciary duties and that the former executive officer sold Company stock while in possession of material, adverse, non-public information that artificially inflated the price of Western Union stock. On December 17, 2014, one of the individual defendants removed the case to the United States District Court for the District of Colorado. On January 16, 2015, plaintiff filed a motion to remand the case to state court. On February 9, 2015, the individual defendant who removed the case filed an opposition to the motion to remand. On February 26, 2015, plaintiff filed a reply brief in support of its motion to remand. On April 23, 2015, the Court issued an order denying the motion to remand. The Company filed a motion to consolidate this action with the Lieblein action described above, which the plaintiff opposed. On April 23, 2015, the Court issued an order granting the motion to consolidate.

All of the actions described above under "Shareholder Actions" are in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement, subject to the Court's approval, to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement is subject to memorialization in a definitive agreement. The Company has accrued an amount equal to the retention under its insurance policy and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition and results of operations could be adversely impacted.

In addition, the Company is a party to a variety of other legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's results of operations or financial condition.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2015:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - 31	13,225	$17.93	—	$11.9
February 1 - 28	2,954,802	$19.28	2,454,158	$1,164.5
March 1 - 31	5,256,117	$19.59	5,237,722	$1,061.9
Total	8,224,144	$19.48	7,691,880
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $1,061.9 million remained available as of March 31, 2015. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

The Company is making the following disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934 (the “Exchange Act”), which require us to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities.
The Company’s network agent in the Republic of the Gambia, Trust Bank Ltd., engaged an entity called the Kairaba Shopping Centre to act as a “sub-agent” of Trust Bank Ltd. in 2006. The Kairaba Shopping Centre is located in the city of Serrekunda in the Republic of the Gambia. No money transfers were ever initiated from the Kairaba Shopping Centre, it only processed receipt transactions. The Company did not directly remit fees or other compensation to, or have a contractual relationship with, Kairaba Shopping Centre.
In late March 2015, the Company preliminarily determined that Kairaba Shopping Centre appeared to be a match to an entity that was added to the Specially Designated Nationals and Blocked Persons List (“SDN List”) of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13224 on December 9, 2010. On March 25, 2015, the Company took action to prevent the Kairaba Shopping Centre from receiving or initiating money transfer transactions through the Western Union network, has permanently suspended all activity by the Kairaba Shopping Centre, and is investigating whether additional steps with respect to operations relating to Trust Bank Ltd. are appropriate.
From December 9, 2010 to March 25, 2015, the Kairaba Shopping Centre, through its relationship with Trust Bank Ltd., processed transactions with an aggregate principal value - i.e., the total amount of monies paid out to recipients - of $1,296,957. The Company’s total revenues from these transactions during the period from December 9, 2010 to March 25, 2015 were $130,586, and, based on average margins for the period from December 9, 2010 to March 25, 2015, its net profit totaled approximately $36,000.
The Company has disclosed this matter to OFAC and intends to cooperate with regulatory inquiries, if any.

Item 6. Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date:	April 30, 2015	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2015	By:	/S/ RAJESH K. AGRAWAL
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2015	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document