Form 10-Q
period 2015-06-30
Western Union CO
filed 2015-07-30
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 24, 2015, 511,431,506 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Transaction fees	$988.3	$1,029.0	$1,936.9	$2,016.9
Foreign exchange revenues	362.1	344.3	700.1	673.6
Other revenues	33.2	32.3	67.5	65.9
Total revenues	1,383.6	1,405.6	2,704.5	2,756.4
Expenses:
Cost of services	799.4	827.8	1,571.2	1,625.0
Selling, general and administrative	333.4	299.5	610.2	581.1
Total expenses	1,132.8	1,127.3	2,181.4	2,206.1
Operating income	250.8	278.3	523.1	550.3
Other income/(expense):
Interest income	2.5	2.9	5.4	7.6
Interest expense	(43.1)	(43.4)	(84.9)	(91.0)
Derivative gains/(losses), net	—	(2.0)	1.0	(2.6)
Other expense, net	(3.3)	(3.7)	(5.1)	(4.8)
Total other expense, net	(43.9)	(46.2)	(83.6)	(90.8)
Income before income taxes	206.9	232.1	439.5	459.5
Provision for income taxes	17.6	38.3	46.3	62.7
Net income	$189.3	$193.8	$393.2	$396.8
Earnings per share:
Basic	$0.37	$0.36	$0.76	$0.73
Diluted	$0.36	$0.36	$0.75	$0.73
Weighted-average shares outstanding:
Basic	515.2	537.1	518.1	541.5
Diluted	519.8	539.9	522.5	544.6
Cash dividends declared per common share	$0.155	$0.125	$0.31	$0.25

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$189.3	$193.8	$393.2	$396.8
Other comprehensive income/(loss), net of tax (Note 7):
Unrealized gains/(losses) on investment securities	(6.8)	3.9	(5.8)	6.7
Unrealized gains/(losses) on hedging activities	(38.2)	2.2	2.4	3.8
Foreign currency translation adjustments	(1.7)	(0.2)	(4.3)	(7.2)
Defined benefit pension plan adjustments	1.3	1.6	3.1	3.2
Total other comprehensive income/(loss)	(45.4)	7.5	(4.6)	6.5
Comprehensive income	$143.9	$201.3	$388.6	$403.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,630.5	$1,783.2
Settlement assets	3,490.4	3,313.7
Property and equipment, net of accumulated depreciation of $509.1 and $478.5, respectively	201.2	206.4
Goodwill	3,168.3	3,169.2
Other intangible assets, net of accumulated amortization of $834.7 and $820.0, respectively	768.3	748.1
Other assets	805.1	669.8
Total assets	$10,063.8	$9,890.4
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$587.8	$600.4
Settlement obligations	3,490.4	3,313.7
Income taxes payable	176.8	166.3
Deferred tax liability, net	310.1	305.0
Borrowings	3,725.8	3,720.4
Other liabilities	465.5	484.2
Total liabilities	8,756.4	8,590.0

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 512.1 shares and 521.5 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5.1	5.2
Capital surplus	541.6	445.4
Retained earnings	884.2	968.7
Accumulated other comprehensive loss	(123.5)	(118.9)
Total stockholders' equity	1,307.4	1,300.4
Total liabilities and stockholders' equity	$10,063.8	$9,890.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$393.2	$396.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32.6	33.0
Amortization	94.2	102.6
Other non-cash items, net	24.9	32.0
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(57.6)	(16.6)
Accounts payable and accrued liabilities	(23.1)	(100.9)
Income taxes payable	10.9	(8.5)
Other liabilities	(9.4)	11.7
Net cash provided by operating activities	465.7	450.1
Cash flows from investing activities
Capitalization of contract costs	(74.7)	(44.4)
Capitalization of purchased and developed software	(20.8)	(17.6)
Purchases of property and equipment	(26.9)	(34.3)
Acquisition of business	—	(10.6)
Purchase of non-settlement related investments	(100.0)	—
Proceeds from sale of non-settlement related investments	—	100.2
Net cash used in investing activities	(222.4)	(6.7)
Cash flows from financing activities
Proceeds from exercise of options	77.8	5.6
Cash dividends paid	(160.0)	(134.4)
Common stock repurchased (Note 7)	(313.8)	(318.0)
Net proceeds from commercial paper	—	35.0
Principal payments on borrowings	—	(500.0)
Net cash used in financing activities	(396.0)	(911.8)
Net change in cash and cash equivalents	(152.7)	(468.4)
Cash and cash equivalents at beginning of period	1,783.2	2,073.1
Cash and cash equivalents at end of period	$1,630.5	$1,604.7
Supplemental cash flow information:
Interest paid	$81.7	$87.7
Income taxes paid	$42.5	$84.9

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of June 30, 2015, the amount of net assets subject to these limitations totaled approximately $290 million.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of June 30, 2015 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the new standard on January 1, 2018. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position, results of operations, and related disclosures.

In April 2015, the Financial Accounting Standards Board issued guidance on the financial statement presentation of debt issuance costs. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. The Company is required to adopt the new standard on January 1, 2016, with adoption retroactive for all periods presented. This update will not have a material impact on the presentation of the Company’s financial position, results of operations, and related disclosures.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended June 30, 2015 and 2014, there were 1.5 million and 16.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the six months ended June 30, 2015 and 2014, there were 5.2 million and 17.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted-average shares outstanding	515.2	537.1	518.1	541.5
Common stock equivalents	4.6	2.8	4.4	3.1
Diluted weighted-average shares outstanding	519.8	539.9	522.5	544.6
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
June 30, 2015	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,131.5	$—	$1,131.5
State and municipal variable rate demand notes	—	247.9	—	247.9
Corporate and other debt securities	—	50.4	—	50.4
Other assets:
Derivatives	—	411.0	—	411.0
Time deposit	—	100.0	—	100.0
Total assets	$—	$1,940.8	$—	$1,940.8
Liabilities:
Derivatives	$—	$291.9	$—	$291.9
Total liabilities	$—	$291.9	$—	$291.9

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2014	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,038.1	$—	$1,038.1
State and municipal variable rate demand notes	—	316.8	—	316.8
Corporate and other debt securities	—	70.5	—	70.5
Short-term state and municipal bond mutual fund	47.1	—	—	47.1
Other assets:
Derivatives	—	423.0	—	423.0
Total assets	$47.1	$1,848.4	$—	$1,895.5
Liabilities:
Derivatives	$—	$317.1	$—	$317.1
Total liabilities	$—	$317.1	$—	$317.1

No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2015 and 2014.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as level 2 of the valuation hierarchy and are not measured at fair value in the Company's Condensed Consolidated Balance Sheets. The aggregate fair value of the Company's borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. As of June 30, 2015, the carrying value and fair value of the Company's borrowings was $3,725.8 million and $3,838.8 million, respectively (see Note 10). As of December 31, 2014, the carrying value and fair value of the Company's borrowings was $3,720.4 million and $3,890.5 million, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $85 million in outstanding letters of credit and bank guarantees as of June 30, 2015. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with the majority having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”) seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) (“Hong Fai”), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The government has interviewed several current and former Western Union employees. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government has interviewed several current and former employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. The government has also notified the Company that it is a target of the investigation. The government has interviewed several current and former Western Union employees. The investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed the plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and WUFSI as a defendant. On April 25, 2011, the Company and WUFSI filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. WUFSI also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds, which are included within "Settlement obligations" in the Company's Condensed Consolidated Balance Sheets. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. On May 1, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision to overrule the objections filed by the two class members who appealed. The settlement requires Western Union to deposit the class members' unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses will be paid. On November 6, 2013, the Attorney General of California notified Western Union of the California Controller’s position that Western Union’s deposit of the unclaimed money transfer funds into the class settlement fund pursuant to the settlement “will not satisfy Western Union’s obligations to report and remit funds” under California’s unclaimed property law, and that “Western Union will remain liable to the State of California” for the funds that would have escheated to California in the absence of the settlement. The State of Pennsylvania and District of Columbia have expressed similar views. Thus, there is reason to believe that these and potentially other jurisdictions may bring actions against the Company seeking reimbursement for amounts equal to the class counsel’s fees, administrative costs and other expenses that are paid from the class settlement fund. If such actions are brought or claims that may otherwise require Western Union to incur additional escheatment-related liabilities are asserted, Western Union would defend itself vigorously.

In August 2013, the Consumer Financial Protection Bureau (the “CFPB”) served Paymap, Inc. (“Paymap”), a subsidiary of the Company which operates solely in the United States, with a civil investigative demand requesting information and documents about Paymap’s Equity Accelerator service, which is designed to help consumers pay off their mortgages more quickly. The CFPB’s investigation sought to determine whether Paymap’s marketing of the Equity Accelerator service violated the Consumer Financial Protection Act’s prohibition against unfair, deceptive and abusive acts and practices (“UDAAP”). The Company cooperated with the investigation. After reviewing information and documents provided by the Company, in August 2014, the CFPB advised the Company of its view that certain aspects of Paymap’s marketing violated UDAAP. After engaging in discussions with the CFPB, Paymap agreed to resolve the matter without admitting or denying the CFPB’s allegations, and also agreed to pay approximately $33.4 million in restitution and a $5.0 million civil monetary penalty. These amounts are reflected as a liability in the Company's condensed consolidated balance sheet as of June 30, 2015. These terms were formalized in a consent order (“Paymap Settlement Agreement”) issued July 28, 2015. The consent order also requires Paymap to ensure that its marketing practices and materials for the Equity Accelerator Program comply with UDAAP.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement, subject to the Court's approval, to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and remains subject to the Court's approval. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition and results of operations could be adversely impacted.

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

5.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents totaled $17.2 million and $17.3 million for the three months ended June 30, 2015 and 2014, respectively, and $32.9 million and $33.2 million for the six months ended June 30, 2015 and 2014, respectively.

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
Settlement assets and obligations consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Settlement assets:
Cash and cash equivalents	$1,001.1	$834.3
Receivables from selling agents and Business Solutions customers	1,059.5	1,006.9
Investment securities	1,429.8	1,472.5
	$3,490.4	$3,313.7
Settlement obligations:
Money transfer, money order and payment service payables	$2,532.0	$2,356.7
Payables to agents	958.4	957.0
	$3,490.4	$3,313.7
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
During the second quarter of 2015, the Company invested in an interest bearing time deposit, with a maturity of less than 6 months. The fair value of this investment, which is included in "Other assets" in the Company's Condensed Consolidated Balance Sheets, was $100.0 million as of June 30, 2015.
The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2015 and 2014 were $7.8 billion and $9.5 billion, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

June 30, 2015	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
State and municipal debt securities (a)	$1,126.7	$1,131.5	$9.3	$(4.5)	$4.8
State and municipal variable rate demand notes	247.9	247.9	—	—	—
Corporate and other debt securities	50.4	50.4	—	—	—
	$1,425.0	$1,429.8	$9.3	$(4.5)	$4.8
Other assets:
Time deposit	100.0	100.0	—	—	—
	$1,525.0	$1,529.8	$9.3	$(4.5)	$4.8

December 31, 2014	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
State and municipal debt securities (a)	$1,024.2	$1,038.1	$15.1	$(1.2)	$13.9
State and municipal variable rate demand notes	316.8	316.8	—	—	—
Corporate and other debt securities	70.5	70.5	0.1	(0.1)	—
Short-term state and municipal bond mutual fund	47.1	47.1	—	—	—
	$1,458.6	$1,472.5	$15.2	$(1.3)	$13.9
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of settlement-related debt securities as of June 30, 2015 (in millions):

Fair Value
Due within 1 year	$186.6
Due after 1 year through 5 years	519.9
Due after 5 years through 10 years	493.7
Due after 10 years	229.6
$1,429.8
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $13.3 million, $25.4 million and $209.2 million, are included in the "Due after 1 year through 5 years," "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unrealized gains on investment securities, beginning of period	$9.9	$6.9	$8.9	$4.1
Unrealized gains/(losses)	(9.6)	6.7	(7.3)	13.8
Tax (expense)/benefit	3.6	(2.4)	2.7	(5.0)
Reclassification of gains into "Other revenues"	(1.2)	(0.6)	(1.8)	(3.0)
Reclassification of gains into "Interest income"	—	—	—	(0.2)
Tax expense related to reclassifications	0.4	0.2	0.6	1.1
Net unrealized gains/(losses) on investment securities	(6.8)	3.9	(5.8)	6.7
Unrealized gains on investment securities, end of period	$3.1	$10.8	$3.1	$10.8

Unrealized gains/(losses) on hedging activities, beginning of period	$89.2	$(31.4)	$48.6	$(33.0)
Unrealized gains/(losses)	(19.8)	(3.7)	38.4	(1.4)
Tax (expense)/benefit	0.4	1.7	(2.7)	(0.2)
Reclassification of (gains)/losses into "Transaction fees"	(14.2)	2.8	(25.5)	2.9
Reclassification of (gains)/losses into "Foreign exchange revenues"	(5.9)	1.1	(10.3)	1.1
Reclassification of losses into "Interest expense"	0.9	0.9	1.8	1.8
Tax expense/(benefit) related to reclassifications	0.4	(0.6)	0.7	(0.4)
Net unrealized gains/(losses) on hedging activities	(38.2)	2.2	2.4	3.8
Unrealized gains/(losses) on hedging activities, end of period	$51.0	$(29.2)	$51.0	$(29.2)

Foreign currency translation adjustments, beginning of period	$(51.8)	$(28.6)	$(49.2)	$(21.6)
Foreign currency translation adjustments	(1.7)	(0.3)	(4.3)	(11.1)
Tax benefit	—	0.1	—	3.9
Net foreign currency translation adjustments	(1.7)	(0.2)	(4.3)	(7.2)
Foreign currency translation adjustments, end of period	$(53.5)	$(28.8)	$(53.5)	$(28.8)

Defined benefit pension plan adjustments, beginning of period	$(125.4)	$(116.9)	$(127.2)	$(118.5)
Reclassification of losses into "Cost of services"	2.8	2.6	5.7	5.2
Tax benefit related to reclassifications and other	(1.5)	(1.0)	(2.6)	(2.0)
Net defined benefit pension plan adjustments	1.3	1.6	3.1	3.2
Defined benefit pension plan adjustments, end of period	$(124.1)	$(115.3)	$(124.1)	$(115.3)
Accumulated other comprehensive loss, end of period	$(123.5)	$(162.5)	$(123.5)	$(162.5)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid
The Company's Board of Directors declared quarterly cash dividends of $0.155 per common share in both the first and second quarters of 2015, representing $160.0 million in total dividends. Of this amount, $79.5 million was paid on June 30, 2015 and $80.5 million was paid on March 31, 2015. The Company's Board of Directors declared quarterly cash dividends of $0.125 per common share in both the first and second quarters of 2014, representing $134.4 million in total dividends. Of this amount, $66.8 million was paid on June 30, 2014 and $67.6 million was paid on March 31, 2014.
On July 16, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.155 per common share payable on September 30, 2015.
Share Repurchases
During the six months ended June 30, 2015 and 2014, 15.0 million and 19.7 million shares were repurchased for $306.3 million and $323.1 million, respectively, excluding commissions, at an average cost of $20.47 and $16.39 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of June 30, 2015, $905.6 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2017. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorizations, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Employee Benefit Plan
The Company has a frozen defined benefit pension plan (the "Plan") for which it had a recorded unfunded pension obligation of $63.9 million and $74.9 million as of June 30, 2015 and December 31, 2014, respectively, included in "Other liabilities" in the Condensed Consolidated Balance Sheets.
The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$3.0	$3.4	$5.9	$6.8
Expected return on plan assets	(5.1)	(5.0)	(10.2)	(10.1)
Amortization of actuarial loss	2.8	2.6	5.7	5.2
Net periodic benefit cost	$0.7	$1.0	$1.4	$1.9

9.  Derivatives
The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar, Australian dollar, Swiss franc, and other currencies, related to forecasted money transfer revenues and on money transfer settlement assets and obligations. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2015, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2015 were as follows (in millions):

Contracts designated as hedges:
Euro	$372.1
Canadian dollar	110.2
British pound	85.6
Australian dollar	50.0
Swiss franc	42.8
Other	91.6
Contracts not designated as hedges:
Euro	$227.8
British pound	104.1
Canadian dollar	72.9
Australian dollar	30.6
Other (a)	172.0
____________________

(a)	Comprised of exposures to 21 different currencies. None of these individual currency exposures is greater than $25 million.

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
The aggregate equivalent United States dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of June 30, 2015 were approximately $6.0 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.
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
The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of June 30, 2015 and December 31, 2014. Of this aggregate notional amount held at June 30, 2015, $500.0 million related to notes due in 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$7.8	$3.5	Other liabilities	$—	$1.9
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	71.2	66.1	Other liabilities	5.1	3.5
Total		$79.0	$69.6		$5.1	$5.4
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$328.7	$349.4	Other liabilities	$285.9	$310.2
Foreign currency — Consumer-to-Consumer	Other assets	3.3	4.0	Other liabilities	0.9	1.5
Total		$332.0	$353.4		$286.8	$311.7
Total derivatives		$411.0	$423.0		$291.9	$317.1
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2015 and December 31, 2014 (in millions):
Offsetting of Derivative Assets

June 30, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$214.8	$—	$214.8	$(114.9)	$99.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	196.2
Total	$411.0

December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$255.1	$—	$255.1	$(134.8)	$120.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	167.9
Total	$423.0
Offsetting of Derivative Liabilities

June 30, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$171.1	$—	$171.1	$(114.9)	$56.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	120.8
Total	$291.9

December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$169.3	$—	$169.3	$(134.8)	$34.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	147.8
Total	$317.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and six months ended June 30, 2015 and 2014:
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended June 30, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2015	June 30, 2014	Hedged Item		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Interest rate contracts	Interest expense	$(0.3)	$7.0	Fixed-rate debt	Interest expense	$3.5	$(4.2)	Interest expense	$(0.1)	$(0.1)
Total gain/ (loss)		$(0.3)	$7.0			$3.5	$(4.2)		$(0.1)	$(0.1)

The following table presents the location and amount of gains/(losses) from fair value hedges for the six months ended June 30, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2015	June 30, 2014	Hedged Item		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Interest rate contracts	Interest expense	$10.6	$10.8	Fixed-rate debt	Interest expense	$(4.0)	$(4.5)	Interest expense	$0.6	$(0.3)
Total gain/ (loss)		$10.6	$10.8			$(4.0)	$(4.5)		$0.6	$(0.3)
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended June 30, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Foreign currency contracts	$(19.8)	$(3.7)	Revenue	$20.1	$(3.9)	Derivative gains/(losses), net	$0.8	$(1.0)
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$(19.8)	$(3.7)		$19.2	$(4.8)		$0.8	$(1.0)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the six months ended June 30, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Foreign currency contracts	$38.4	$(1.4)	Revenue	$35.8	$(4.0)	Derivative gains/(losses), net	$—	$(1.6)
Interest rate contracts (c)	—	—	Interest expense	(1.8)	(1.8)	Interest expense	—	—
Total gain/(loss)	$38.4	$(1.4)		$34.0	$(5.8)		$—	$(1.6)
Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and six months ended June 30, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives		2015	2014	2015	2014
Foreign currency contracts (e)	Selling, general and administrative	$(11.2)	$0.8	$16.1	$(0.8)
Foreign currency contracts (f)	Derivative gains/(losses), net	(0.8)	(1.0)	1.0	(1.0)
Total gain/(loss)		$(12.0)	$(0.2)	$17.1	$(1.8)
 ____________________

(a)
The gain/(loss) of $3.5 million and $(4.2) million in the three months ended June 30, 2015 and 2014, respectively, consisted of a gain/(loss) in value on the debt of $0.4 million and $(6.9) million, respectively, and amortization of hedge accounting adjustments of $3.1 million and $2.7 million, respectively. The loss of $4.0 million and $4.5 million in the six months ended June 30, 2015 and 2014, respectively, was comprised of a loss in value of debt of $11.2 million and $10.5 million, respectively, and amortization of hedge accounting adjustments of $7.2 million and $6.0 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above and included in "Selling, general, and administrative" in the Condensed Consolidated Statements of Income, were $8.0 million and $(4.2) million for the three months ended June 30, 2015 and 2014, respectively, and $(21.5) million and $(5.0) million for the six months ended June 30, 2015 and 2014, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax gain of $55.4 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2015. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of June 30, 2015. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.  Borrowings
The Company's outstanding borrowings consisted of the following (in millions):

Notes:	June 30, 2015	December 31, 2014
Floating rate notes (effective rate of 1.3%) due 2015	$250.0	$250.0
2.375% notes due 2015 (a)	250.0	250.0
5.930% notes due 2016 (a)	1,000.0	1,000.0
2.875% notes (effective rate of 2.0%) due 2017	500.0	500.0
3.650% notes due 2018 (a)	400.0	400.0
3.350% notes due 2019 (a)	250.0	250.0
5.253% notes (effective rate of 4.6%) due 2020	324.9	324.9
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Other borrowings	5.5	5.6
Total borrowings at par value	3,730.4	3,730.5
Fair value hedge accounting adjustments, net (b)	9.3	5.3
Unamortized discount, net	(13.9)	(15.4)
Total borrowings at carrying value (c)	$3,725.8	$3,720.4
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

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

(c)	As of June 30, 2015, the Company's weighted-average effective rate on total borrowings was approximately 4.4%.
The following summarizes the Company's maturities of borrowings at par value as of June 30, 2015 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	1,005.5
Due after 2 years through 3 years	500.0
Due after 3 years through 4 years	650.0
Due after 4 years through 5 years	324.9
Due after 5 years	750.0
The Company's obligations with respect to its outstanding Notes, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.  Income Taxes
The Company's effective tax rates on pre-tax income for the three months ended June 30, 2015 and 2014 were 8.5% and 16.5%, respectively, and 10.5% and 13.6% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the Company's effective tax rate for the three months ended June 30, 2015 was primarily due to changes in the composition of earnings between foreign and domestic, various discrete items, and various tax planning benefits. The decrease in the Company's effective tax rate for the six months ended June 30, 2015 was primarily due to various tax planning benefits and changes in the composition of earnings between foreign and domestic. For the year ended December 31, 2014, 96% of the Company's pre-tax income was derived from foreign sources, and the Company currently expects that approximately 101% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2015. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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
Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2015 and December 31, 2014 was $104.3 million and $93.4 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $91.1 million and $82.4 million as of June 30, 2015 and December 31, 2014, respectively, excluding interest and penalties.
The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $1.0 million and $0.6 million in interest and penalties during the three months ended June 30, 2015 and 2014, respectively, and $1.0 million and $0.5 million during the six months ended June 30, 2015 and 2014, respectively. The Company has accrued $16.0 million and $15.1 million for the payment of interest and penalties as of June 30, 2015 and December 31, 2014, respectively.
The unrecognized tax benefits accrual as of June 30, 2015 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $27 million during the next 12 months in connection with various matters which may be resolved.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of June 30, 2015. The Company expects to pay the remaining amount in 2015 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. Discussions with the IRS concerning these adjustments are ongoing. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.
As of June 30, 2015, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $5.8 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.  Stock Compensation Plans
For the three and six months ended June 30, 2015, the Company recognized stock-based compensation expense of $10.2 million and $21.9 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus stock units in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2014, the Company recognized stock-based compensation expense of $9.5 million and $20.8 million, respectively. During the six months ended June 30, 2015, the Company granted 1.0 million options at a weighted-average exercise price of $19.32, 2.1 million restricted stock units at a weighted-average grant date fair value of $17.92, and 0.6 million performance-based restricted stock units (based on targeted performance) at a weighted-average grant date fair value of $17.66. The majority of share unit grants do not provide for the payment of dividend equivalents. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. As of June 30, 2015, the Company had 12.4 million outstanding options at a weighted-average exercise price of $18.00 and 9.2 million options exercisable at a weighted-average exercise price of $18.60. The Company had 7.8 million non-vested restricted stock units at a weighted-average grant date fair value of $15.42 as of June 30, 2015.
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
Options granted in 2015, primarily to the Company's executives, were issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of options granted to retirement eligible employees, which generally will vest on a prorated basis, upon termination. The Company used the Black-Scholes option pricing model to determine the fair value of the options granted during the six months ended June 30, 2015 using assumptions materially consistent with those disclosed in the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
On May 15, 2015, the Company's shareholders approved the adoption of The Western Union Company 2015 Long-Term Incentive Plan (“2015 LTIP”). The 2015 LTIP provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards, to employees and non-employee directors of the Company. Prior to this, awards were granted out of the 2006 Long-Term Incentive Plan. The awards subject to grant under the 2015 LTIP have terms that are similar to those awarded under the previous 2006 Long-Term Incentive Plan.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Consumer-to-Consumer:
Transaction fees	$816.1	$867.1	$1,592.3	$1,692.7
Foreign exchange revenues	268.9	249.6	513.0	485.6
Other revenues	16.5	15.4	34.5	31.3
	1,101.5	1,132.1	2,139.8	2,209.6
Consumer-to-Business:
Transaction fees	151.6	139.4	303.0	280.1
Foreign exchange and other revenues	6.3	6.5	12.7	13.0
	157.9	145.9	315.7	293.1
Business Solutions:
Foreign exchange revenues	87.5	87.7	175.4	178.1
Transaction fees and other revenues	10.1	10.5	20.2	19.5
	97.6	98.2	195.6	197.6
Other:
Total revenues	26.6	29.4	53.4	56.1
Total consolidated revenues	$1,383.6	$1,405.6	$2,704.5	$2,756.4

Operating income/(loss):
Consumer-to-Consumer	$256.6	$257.5	$496.8	$504.5
Consumer-to-Business (a)	(6.4)	23.6	23.1	53.4
Business Solutions	(0.4)	(3.3)	1.7	(6.9)
Other	1.0	0.5	1.5	(0.7)
Total consolidated operating income	$250.8	$278.3	$523.1	$550.3
____________________

(a)
For both the three and six months ended June 30, 2015, Consumer-to-Business operating income/(loss) included $35.3 million of expenses related to the Paymap Settlement Agreement. For additional information on the Paymap Settlement Agreement, refer to Note 4.

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
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including card associations, card-based payment providers, electronic, mobile and Internet-based services, digital currencies and related protocols, and other innovations in technology and business models; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the failure to realize anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill; failure to manage credit and fraud risks presented by our agents, clients and consumers; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services; decisions to change our business mix; adverse rating actions by credit rating agencies; cessation of or defects in various services provided to us by third-party vendors; our ability to realize the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims; changes in tax laws and unfavorable resolution of tax contingencies; our ability to attract and retain qualified key employees and to manage our workforce successfully; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States and globally, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, customer due diligence, agent and subagent due diligence, registration, and monitoring requirements, and consumer protection; liabilities or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with compliance with or failure to comply with the settlement agreement with the State of Arizona, as amended; the potential impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities related to consumer protection; liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments; failure to comply with regulations and changes in expectations regarding consumer privacy and data use and security; effects of unclaimed property laws; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations or industry standards affecting our business; and (iii) other events, such as: adverse tax consequences from our spin-off from First Data Corporation; catastrophic events; and management's ability to identify and manage these and other risks.
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

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2015 compared to the same periods in 2014. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for all periods presented.

Our operating income declined for the three and six months ended June 30, 2015, primarily due to $35.3 million of expenses related to restitution, penalties, and other costs as a result of a settlement agreement between the Consumer Financial Protection Bureau (the "CFPB") and one of our subsidiaries, Paymap, Inc., which operates solely in the United States (the "Paymap Settlement Agreement"). These charges are reflected within "Selling, general and administrative" expenses in our Condensed Consolidated Statements of Income and have been recognized within our Consumer-to-Business operating segment. See Part II, Item I, Legal Proceedings, for additional details related to this settlement.

The following table sets forth our results of operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2015	2014	% Change	2015	2014	% Change
Revenues:
Transaction fees	$988.3	$1,029.0	(4)%	$1,936.9	$2,016.9	(4)%
Foreign exchange revenues	362.1	344.3	5%	700.1	673.6	4%
Other revenues	33.2	32.3	3%	67.5	65.9	2%
Total revenues	1,383.6	1,405.6	(2)%	2,704.5	2,756.4	(2)%
Expenses:
Cost of services	799.4	827.8	(3)%	1,571.2	1,625.0	(3)%
Selling, general and administrative	333.4	299.5	11%	610.2	581.1	5%
Total expenses	1,132.8	1,127.3	0%	2,181.4	2,206.1	(1)%
Operating income	250.8	278.3	(10)%	523.1	550.3	(5)%
Other income/(expense):
Interest income	2.5	2.9	(14)%	5.4	7.6	(29)%
Interest expense	(43.1)	(43.4)	(1)%	(84.9)	(91.0)	(7)%
Derivative gains/(losses), net	—	(2.0)	(a)	1.0	(2.6)	(a)
Other expense, net	(3.3)	(3.7)	(11)%	(5.1)	(4.8)	6%
Total other expense, net	(43.9)	(46.2)	(5)%	(83.6)	(90.8)	(8)%
Income before income taxes	206.9	232.1	(11)%	439.5	459.5	(4)%
Provision for income taxes	17.6	38.3	(54)%	46.3	62.7	(26)%
Net income	$189.3	$193.8	(2)%	$393.2	$396.8	(1)%
Earnings per share:
Basic	$0.37	$0.36	3%	$0.76	$0.73	4%
Diluted	$0.36	$0.36	0%	$0.75	$0.73	3%
Weighted-average shares outstanding:
Basic	515.2	537.1		518.1	541.5
Diluted	519.8	539.9		522.5	544.6
____________________

(a)	Calculation not meaningful

Revenues overview
For both the three and six months ended June 30, 2015, consolidated revenue decreased 2% compared to the corresponding periods in the prior year. The strengthening of the United States dollar compared to foreign currencies negatively impacted revenue by 6% for the three and six months ended June 30, 2015, net of the impact of foreign currency hedges. This decrease was partially offset by transaction growth of 3% in our Consumer-to-Consumer segment for both the three and six months ended June 30, 2015.
For the three and six months ended June 30, 2015 compared to the same periods in the prior year, foreign exchange revenues increased in certain corridors of our Consumer-to-Consumer segment due to increases in foreign exchange spreads, which were largely offset by corresponding reductions in transaction fees.
Fluctuations in the exchange rate between the United States dollar and other currencies for the three and six months ended June 30, 2015, net of benefits from foreign currency hedges of $20.1 million and $35.8 million, respectively, resulted in reductions to revenues of $84.7 million and $163.3 million, respectively, relative to the same periods in the previous year. We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded.
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
Cost of services
Cost of services primarily consists of agent commissions, which represented more than 60% of total cost of services for both the three and six months ended June 30, 2015. Cost of services decreased for the three and six months ended June 30, 2015 compared to the same periods in the prior year primarily due to variable costs that generally fluctuate with revenues, including agent commissions, partially offset by increased information technology costs. Additionally, for the six months ended June 30, 2015 compared to the same period in the prior year, cost of services decreased due to the positive impact of productivity and cost-savings initiatives that were implemented in prior years.
Selling, general and administrative
For the three and six months ended June 30, 2015 compared to the corresponding periods in the prior year, selling, general and administrative increased due to the Paymap Settlement Agreement, increased incentive compensation expenses, and increased compliance program costs (see "Enhanced regulatory compliance"). These increases were partially offset by the positive impact of productivity and cost-savings initiatives that were implemented in prior years. Additionally, for both periods presented, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

Total other expense, net
Total other expense, net was materially consistent for the three months ended June 30, 2015 compared to the corresponding period in the prior year. For the six months ended June 30, 2015 compared to the corresponding period in the prior year, total other expense, net decreased by 8% due to lower interest expense primarily related to lower average debt balances outstanding. Average debt balances outstanding were $3,729.2 million and $3,933.8 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in average debt balances outstanding during the six months ended June 30, 2015 compared to the corresponding period in the prior year was primarily due to the repayment of $500 million of our notes in February 2014.
Income taxes
Our effective tax rates on pre-tax income were 8.5% and 16.5% for the three months ended June 30, 2015 and 2014, respectively, and 10.5% and 13.6% for the six months ended June 30, 2015 and 2014, respectively. The decrease in our effective tax rate for the three months ended June 30, 2015 was primarily due to changes in the composition of earnings between foreign and domestic, various discrete items, and various tax planning benefits. The decrease in our effective tax rate for the six months ended June 30, 2015 was primarily due to various tax planning benefits and changes in the composition of earnings between foreign and domestic. We continue to benefit from a significant proportion of profits being foreign-derived, and generally taxed at lower rates than our combined federal and state tax rates in the United States. For the year ended December 31, 2014, 96% of our pre-tax income was derived from foreign sources, and we currently expect that approximately 101% of our pre-tax income will be derived from foreign sources for the year ending December 31, 2015. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.
We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2015, the total amount of tax contingency reserves was $106.5 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.
Earnings per share
During the three months ended June 30, 2015 and 2014, basic earnings per share were $0.37 and $0.36, respectively, and diluted earnings per share were $0.36 for both periods presented. During the six months ended June 30, 2015 and 2014, basic earnings per share were $0.76 and $0.73, respectively, and diluted earnings per share were $0.75 and $0.73, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2015 and 2014, there were 1.5 million and 16.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the six months ended June 30, 2015 and 2014, there were 5.2 million and 17.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.
Earnings per share for the three and six months ended June 30, 2015 compared to the same periods in the prior year were impacted by lower weighted-average shares outstanding and the previously described decreases in net income. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

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
The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consumer-to-Consumer	80%	81%	79%	80%
Consumer-to-Business	11%	10%	12%	11%
Business Solutions	7%	7%	7%	7%
Other	2%	2%	2%	2%
	100%	100%	100%	100%
Consumer-to-Consumer Segment
The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2015	2014	% Change	2015	2014	% Change
Revenues:
Transaction fees	$816.1	$867.1	(6)%	$1,592.3	$1,692.7	(6)%
Foreign exchange revenues	268.9	249.6	8%	513.0	485.6	6%
Other revenues	16.5	15.4	7%	34.5	31.3	10%
Total revenues	$1,101.5	$1,132.1	(3)%	$2,139.8	$2,209.6	(3)%
Operating income	$256.6	$257.5	0%	$496.8	$504.5	(2)%
Operating income margin	23%	23%		23%	23%
Key indicator:
Consumer-to-Consumer transactions	65.76	63.96	3%	127.51	124.20	3%

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

Due to the significance of our Consumer-to-Consumer segment to our overall results and the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below. Constant currency is a non-GAAP financial measure and is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the quarter-over-quarter and year-over-year percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2015. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

	Three Months Ended June 30,			Six Months Ended June 30,
	As Reported	Foreign Exchange Translation Impact	Constant Currency Growth/(Decline) (a)	As Reported	Foreign Exchange Translation Impact	Constant Currency Growth/(Decline) (a)
	2015	2015	2015	2015	2015	2015
Consumer-to-Consumer revenue growth/(decline):
Europe and CIS	(9)%	(11)%	2%	(9)%	(11)%	2%
North America	(2)%	(1)%	(1)%	(2)%	(1)%	(1)%
Middle East and Africa	(4)%	(5)%	1%	(5)%	(5)%	0%
Asia Pacific ("APAC")	(5)%	(5)%	0%	(6)%	(5)%	(1)%
Latin America and the Caribbean ("LACA") (b)	6%	(7)%	13%	5%	(7)%	12%
westernunion.com	22%	(6)%	28%	20%	(6)%	26%
Total Consumer-to-Consumer revenue growth/(decline):	(3)%	(6)%	3%	(3)%	(6)%	3%
__________________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the U.S. dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.

(b)
For the three and six months ended June 30, 2015 compared to the same periods in the prior year, the foreign exchange translation impact is primarily the result of fluctuations in the exchange rate between the United States dollar and the Argentine peso and other South American currencies.

The table below sets forth transaction changes by geographic region and westernunion.com compared to the corresponding periods in the prior year and revenues as a percentage of consolidated revenue for the three and six months ended June 30, 2015.

	Three Months Ended June 30,	Six Months Ended June 30,
Consumer-to-Consumer transaction growth/(decline):
Europe and CIS	1%	2%
North America	3%	3%
Middle East and Africa	0%	(1)%
APAC	(3)%	(3)%
LACA	7%	7%
westernunion.com	27%	26%

Consumer-to-Consumer revenue as a percentage of consolidated revenue:
Europe and CIS	20%	20%
North America	19%	19%
Middle East and Africa	16%	16%
APAC	11%	11%
LACA	9%	8%
westernunion.com	5%	5%

We provide domestic money transfer services (transactions between and within the United States and Canada), which are included in North America and westernunion.com in the tables above. These services represented approximately 8% of our consolidated revenue for the three and six months ended June 30, 2015 and 2014.

Our consumers transferred $20.8 billion and $21.8 billion in Consumer-to-Consumer principal for the three months ended June 30, 2015 and 2014, respectively, of which $18.8 billion and $19.7 billion related to cross-border principal for the same corresponding periods described above. Our consumers transferred $40.3 billion and $42.1 billion in Consumer-to-Consumer principal for the six months ended June 30, 2015 and 2014, respectively, of which $36.3 billion and $38.0 billion related to cross-border principal for the same corresponding periods described above.
Transaction fees and foreign exchange revenues
Consumer-to-Consumer money transfer revenue decreased 3% for both the three and six months ended June 30, 2015 compared to the corresponding periods in the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 6% for the three and six months ended June 30, 2015. This decline was partially offset by transaction growth of 3% for both periods.
Our Europe and CIS region experienced decreased revenue of 9% for both the three and six months ended June 30, 2015, compared to the corresponding periods in the prior year, and transaction growth of 1% and 2%, respectively. Fluctuations in the exchange rate between the United States dollar and the euro and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 11% for both the three and six months ended June 30, 2015. Continued transaction declines in Russia also contributed to the decrease in revenue.
Our North America region experienced decreased revenue of 2% for both the three and six months ended June 30, 2015, compared to the corresponding periods in the prior year, and transaction growth of 3% for both periods. The decrease in revenue was primarily due to declines in our retail domestic money transfer services in the United States. Our retail domestic money transfer services were negatively impacted by declines in higher principal band transactions, which generate higher revenue per transaction, primarily due to pricing actions taken by competitors in the retail money transfer market and subsequent pricing reductions we implemented beginning in the second quarter of 2015. We expect these pricing reductions and competitive price pressures will continue to affect our retail domestic money transfer services revenues adversely throughout 2015. Additionally, fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for both the three and six months ended June 30, 2015. These declines were partially offset by transaction growth in our United States outbound services, including our United States to Latin America and Mexico corridors.
Our Middle East and Africa region experienced decreased revenue of 4% and 5% for the three and six months ended June 30, 2015 compared to the corresponding periods in the prior year on flat and decreased transactions of 1%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 5% for both the three and six months ended June 30, 2015. Declines in several African countries also contributed to the decrease in revenue, partially offset by strength in the United Arab Emirates, Saudi Arabia, and Nigeria.
Our APAC region experienced decreased revenue of 5% and 6% for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in the prior year on decreased transactions of 3% for both periods. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 5% for both the three and six months ended June 30, 2015. Declines in the Philippines and other Asian inbound markets also contributed to the decrease in revenue, partially offset by growth in Japan.
Our LACA region experienced revenue growth of 6% and 5% for both the three and six months ended June 30, 2015 compared to the corresponding periods in the prior year on transaction growth of 7% for both periods. The region experienced revenue growth in Argentina and from transactions originated in the United States, as discussed above. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 7% for both the three and six months ended June 30, 2015, partially offset by geographic and product mix.
Westernunion.com experienced revenue growth of 22% and 20% for the three and six months ended June 30, 2015 compared to the corresponding periods in the prior year on transaction growth of 27% and 26%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 6% for both the three and six months ended June 30, 2015.

Foreign exchange revenues increased 8% and 6% for the three and six months ended June 30, 2015 compared to the corresponding periods in the prior year primarily due to increases in foreign exchange spreads, which were largely offset by corresponding reductions in transaction fees in certain corridors.
Fluctuations in the exchange rate between the United States dollar and other currencies for the three and six months ended June 30, 2015, net of benefits from foreign currency hedges of $20.1 million and $35.8 million, respectively, resulted in reductions to revenues of $69.1 million and $132.1 million, respectively, relative to the same periods in the prior year. We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded.
We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Consumer-to-Consumer net pricing changes had a minimal impact on our revenue for the three and six months ended June 30, 2015, respectively.
Operating income
Consumer-to-Consumer operating income remained flat and declined 2% during the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. Results for the three and six months ended June 30, 2015 were impacted by increased incentive compensation expenses and compliance program costs, partially offset by the positive impact of productivity and cost-savings initiatives that were implemented in prior years. Results were also impacted by foreign currency translation, as the strengthening of the United States dollar compared to foreign currencies resulted in lower reported revenues and expenses. Revenue declines are described above. Operating margins in the segment remained unchanged compared to the corresponding periods in the prior year.
Consumer-to-Business Segment
The table below sets forth our Consumer-to-Business segment results of operations for the three and six months ended June 30, 2015 and 2014. To assist in an understanding of the comparable periods' results, we are including additional line items in the table below reflecting Consumer-to-Business operating income and operating income margin excluding the effect of the $35.3 million of expenses related to the Paymap Settlement Agreement. Operating income, excluding Paymap Settlement Agreement and operating income margin, excluding Paymap Settlement Agreement, are non-GAAP financial measures and are used by management in evaluating the operating income results and trends of our Consumer-to-Business segment. This disclosure is provided in addition to, and not as a substitute for, operating income/(loss) and operating income/(loss) margin on a GAAP basis for the three and six months ended June 30, 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Revenues:
Transaction fees	$151.6	$139.4	9%	$303.0	$280.1	8%
Foreign exchange and other revenues	6.3	6.5	(3)%	12.7	13.0	(2)%
Total revenues	$157.9	$145.9	8%	$315.7	$293.1	8%
Operating income/(loss)	$(6.4)	$23.6	(a)	$23.1	$53.4	(a)
Less: Paymap Settlement Agreement	35.3	—		35.3	—
Operating income, excluding Paymap Settlement Agreement	$28.9	$23.6		$58.4	$53.4

Operating income/(loss) margin	(4)%	16%		7%	18%
Operating income margin, excluding Paymap Settlement Agreement	18%	(a)		18%	(a)
____________________

(a)	Calculation not meaningful or not applicable

Revenues
For both the three and six months ended June 30, 2015 compared to the corresponding periods in the prior year, Consumer-to-Business revenue increased 8%, primarily due to increases in our international bill payments in Argentina and United States electronic bill payments, partially offset by continued declines in our United States cash-based bill payments. In addition, the strengthening of the United States dollar against the Argentine peso negatively impacted our Consumer-to-Business revenue growth by 4% for both the three and six months ended June 30, 2015.
Operating income/(loss)
For the three months ended June 30, 2015, we generated an operating loss compared to income in the previous period, primarily due to the Paymap Settlement Agreement, partially offset by revenue increases previously described and the positive impact of productivity and cost-savings initiatives that were implemented in prior years. For the six months ended June 30, 2015, operating income decreased when compared to income in the previous period, primarily due to these same factors. The changes in operating margins in the segment are due to these same factors.
Business Solutions
The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Revenues:
Foreign exchange revenues	$87.5	$87.7	0%	$175.4	$178.1	(2)%
Transaction fees and other revenues	10.1	10.5	(4)%	20.2	19.5	4%
Total revenues	$97.6	$98.2	(1)%	$195.6	$197.6	(1)%
Operating income/(loss)	$(0.4)	$(3.3)	(a)	$1.7	$(6.9)	(a)
Operating income/(loss) margin	0%	(3)%		1%	(3)%
____________________

(a)	Calculation not meaningful
Revenues
For both the three and six months ended June 30, 2015 compared to the corresponding periods in the prior year, Business Solutions revenue decreased 1%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 10% and 9% for the three and six months ended June 30, 2015, respectively. European revenue increased, including revenue from sales of our hedging products.
Operating income/(loss)
For the three months ended June 30, 2015, operating loss decreased compared to the same period in the prior year primarily due to decreased amortization expenses. For the six months ended June 30, 2015, we generated operating income compared to the loss generated in the same period in the prior year primarily due to decreased amortization expenses and the positive impact of productivity and cost-savings initiatives that were implemented in prior years. The changes in operating margins in the segment were due to these same factors.

Other
The following table sets forth Other results for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Revenues	$26.6	$29.4	(10)%	$53.4	$56.1	(5)%
Operating income/(loss)	$1.0	$0.5	(a)	$1.5	$(0.7)	(a)
____________________

(a)	Calculation not meaningful
Revenues
Other revenue decreased for the three and six months ended June 30, 2015 compared to the same periods in the prior year due to declines in our prepaid service. In addition, revenue for the three months ended June 30, 2015 compared to the same period in the prior year was impacted by a decline in our retail walk-in foreign exchange services, partially offset by increased investment income in our money order business.
Operating income/(loss)
During the three and six months ended June 30, 2015, operating income increased compared to the same periods in the prior year, primarily due to the positive impact of productivity and cost-savings initiatives that were implemented in prior years. In addition, operating income for the three months ended June 30, 2015 also increased due to increased investment income, as described above.

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
We also have the capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in January 2017. As of June 30, 2015, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.
Cash and Investment Securities
As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $1.6 billion and $1.8 billion, respectively. Approximately $1.0 billion and $950 million was held by our foreign entities as of June 30, 2015 and December 31, 2014, respectively. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.
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
Investment securities, classified within "Settlement assets," were $1.4 billion as of June 30, 2015 and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency. Additionally, as of June 30, 2015, we held a non-settlement related investment of $100.0 million in an interest bearing time deposit.
Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2015, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities
Cash provided by operating activities increased to $465.7 million during the six months ended June 30, 2015, from $450.1 million in the comparable period in the prior year. Cash provided by operating activities is impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.
Financing Resources
As of June 30, 2015, we have outstanding borrowings at par value of $3,730.4 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2015 to 2040, and our borrowings also include our floating rate notes due in August 2015. Our Revolving Credit Facility expires in January 2017 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility and a $150.0 million swing line sub-facility. The purpose of our Revolving Credit Facility, which is diversified through a group of 17 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 12%. As of and during the six months ended June 30, 2015, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.
Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of and during the six months ended June 30, 2015.
Cash Priorities
Liquidity
Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.
Capital Expenditures
The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $122.4 million and $96.3 million for the six months ended June 30, 2015 and 2014, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.
Share Repurchases and Dividends
During the six months ended June 30, 2015 and 2014, 15.0 million and 19.7 million shares were repurchased for $306.3 million and $323.1 million, respectively, excluding commissions, at an average cost of $20.47 and $16.39 per share, respectively. As of June 30, 2015, $905.6 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2017.
Our Board of Directors declared quarterly cash dividends of $0.155 per common share in both the first and second quarters of 2015, representing $160.0 million in total dividends.
On July 16, 2015, our Board of Directors declared a quarterly cash dividend of $0.155 per common share payable on September 30, 2015.

Debt Service Requirements

Our 2015 and future debt service requirements will include payments on all outstanding indebtedness including any borrowings under our commercial paper program.  In August and December 2015, our floating rate notes of $250.0 million and our 2.375% fixed rate notes of $250.0 million, respectively, will mature. We anticipate repaying the August maturity with corporate cash or refinancing with commercial paper. We may refinance all or a portion of the December notes, potentially through the issuance of commercial paper.
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
Other Commercial Commitments
We had approximately $85 million in outstanding letters of credit and bank guarantees as of June 30, 2015. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with the majority having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
As of June 30, 2015, our total amount of unrecognized income tax benefits was $120.3 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

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

We have money transfer and bill payment operations in Argentina, which together represented less than 5% of our total consolidated revenues for the three and six months ended June 30, 2015. Government-imposed restrictions limit the transfer of funds from those operations out of the country. As of June 30, 2015, we held in Argentina approximately $60 million in cash and cash equivalents denominated in the Argentine peso, a portion of which will be used to satisfy our non-settlement related Argentine peso denominated liabilities. The impact of changes in the official Argentine peso exchange rate is immediately reflected in net income for our money transfer operations, and this impact is reflected in other comprehensive income/(loss) for our bill payment operations. Any further devaluation of the Argentine peso and any additional limits on transferring funds out of Argentina could further adversely affect the value of those cash and cash equivalents, our ability to distribute them, and our results of operations.

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
As of December 31, 2014, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million based on our 2015 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of June 30, 2015 is not materially different based on our forecast of unhedged exposure to foreign currency through June 30, 2015. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates
We invest in several types of interest bearing assets, with a total value as of June 30, 2015 of $3.4 billion. Approximately $2.4 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.
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
As of June 30, 2015, we had $250.0 million of floating rate notes, which had an effective interest rate of 1.3% or 1% above three-month LIBOR. Additionally, $975.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR.
We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of June 30, 2015, our weighted-average effective rate on total borrowings was approximately 4.4%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $12 million annually based on borrowings, net of the impact of hedges, on June 30, 2015 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2015 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income of approximately $24 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2015, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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
July 30, 2015

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

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”) seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) (“Hong Fai”), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The government has interviewed several current and former Western Union employees. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government has interviewed several current and former employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. The government has also notified the Company that it is a target of the investigation. The government has interviewed several current and former Western Union employees. The investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. The Company is unable to predict the outcome of the government's investigation, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

In August 2013, the Consumer Financial Protection Bureau (the “CFPB”) served Paymap, Inc. (“Paymap”), a subsidiary of the Company which operates solely in the United States, with a civil investigative demand requesting information and documents about Paymap’s Equity Accelerator service, which is designed to help consumers pay off their mortgages more quickly. The CFPB’s investigation sought to determine whether Paymap’s marketing of the Equity Accelerator service violated the Consumer Financial Protection Act’s prohibition against unfair, deceptive and abusive acts and practices (“UDAAP”). The Company cooperated with the investigation. After reviewing information and documents provided by the Company, in August 2014, the CFPB advised the Company of its view that certain aspects of Paymap’s marketing violated UDAAP. After engaging in discussions with the CFPB, Paymap agreed to resolve the matter without admitting or denying the CFPB’s allegations. Paymap entered into a consent order that was issued on July 28, 2015. The consent order requires Paymap to pay approximately $33.4 million in restitution and a $5.0 million civil monetary penalty and to ensure that its marketing practices and materials for the Equity Accelerator Program comply with UDAAP.

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

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement, subject to the Court's approval, to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and remains subject to the Court's approval. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition and results of operations could be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2015:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - 30	1,631,846	$20.59	1,595,574	$1,029.0
May 1 - 31	3,806,304	$21.85	3,797,868	$946.0
June 1 - 30	1,893,861	$21.55	1,877,100	$905.6
Total	7,332,011	$21.49	7,270,542
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $905.6 million remained available as of June 30, 2015. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	July 30, 2015	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2015	By:	/S/ RAJESH K. AGRAWAL
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2015	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated By-laws of the Company, as amended as of May 15, 2015 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2015 and incorporated herein by reference thereto)

10.1	The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2015 and incorporated herein by reference thereto)

10.2	Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015

10.3	Form of Nonqualified Stock Option Grant Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document