Form 10-Q
period 2015-09-30
Western Union CO
filed 2015-10-29
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 23, 2015, 505,281,009 shares of our common stock were outstanding.

THE WESTERN UNION COMPANY

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Transaction fees	$994.9	$1,040.8	$2,931.8	$3,057.7
Foreign exchange revenues	372.3	360.6	1,072.4	1,034.2
Other revenues	32.0	39.5	99.5	105.4
Total revenues	1,399.2	1,440.9	4,103.7	4,197.3
Expenses:
Cost of services	817.2	840.5	2,388.4	2,465.5
Selling, general and administrative	277.5	286.3	887.7	867.4
Total expenses	1,094.7	1,126.8	3,276.1	3,332.9
Operating income	304.5	314.1	827.6	864.4
Other income/(expense):
Interest income	3.0	1.8	8.4	9.4
Interest expense	(42.2)	(43.2)	(127.1)	(134.2)
Derivative gains/(losses), net	1.4	0.5	2.4	(2.1)
Other expense, net	(1.3)	(0.4)	(6.4)	(5.2)
Total other expense, net	(39.1)	(41.3)	(122.7)	(132.1)
Income before income taxes	265.4	272.8	704.9	732.3
Provision for income taxes	33.1	38.7	79.4	101.4
Net income	$232.3	$234.1	$625.5	$630.9
Earnings per share:
Basic	$0.46	$0.44	$1.21	$1.17
Diluted	$0.45	$0.44	$1.20	$1.17
Weighted-average shares outstanding:
Basic	509.6	527.8	515.3	537.0
Diluted	513.2	531.2	519.4	540.1
Cash dividends declared per common share	$0.155	$0.125	$0.465	$0.375

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$232.3	$234.1	$625.5	$630.9
Other comprehensive income/(loss), net of tax (Note 7):
Unrealized gains/(losses) on investment securities	3.7	(1.4)	(2.1)	5.3
Unrealized gains/(losses) on hedging activities	(4.2)	52.4	(1.8)	56.2
Foreign currency translation adjustments	(3.9)	(1.2)	(8.2)	(8.4)
Defined benefit pension plan adjustments	1.6	1.8	4.7	5.0
Total other comprehensive income/(loss)	(2.8)	51.6	(7.4)	58.1
Comprehensive income	$229.5	$285.7	$618.1	$689.0

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,414.4	$1,783.2
Settlement assets	3,369.9	3,313.7
Property and equipment, net of accumulated depreciation of $525.2 and $478.5, respectively	224.8	206.4
Goodwill	3,168.0	3,169.2
Other intangible assets, net of accumulated amortization of $869.5 and $820.0, respectively	738.1	748.1
Other assets	900.7	669.8
Total assets	$9,815.9	$9,890.4
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$648.0	$600.4
Settlement obligations	3,369.9	3,313.7
Income taxes payable	199.1	166.3
Deferred tax liability, net	314.3	305.0
Borrowings	3,483.8	3,720.4
Other liabilities	453.6	484.2
Total liabilities	8,468.7	8,590.0

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 506.0 shares and 521.5 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5.1	5.2
Capital surplus	556.1	445.4
Retained earnings	912.3	968.7
Accumulated other comprehensive loss	(126.3)	(118.9)
Total stockholders' equity	1,347.2	1,300.4
Total liabilities and stockholders' equity	$9,815.9	$9,890.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$625.5	$630.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.6	49.5
Amortization	151.6	152.9
Other non-cash items, net	32.8	7.5
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(118.2)	(16.0)
Accounts payable and accrued liabilities	41.1	(47.1)
Income taxes payable	33.5	(6.2)
Other liabilities	(11.7)	3.8
Net cash provided by operating activities	804.2	775.3
Cash flows from investing activities
Capitalization of contract costs	(110.5)	(49.0)
Capitalization of purchased and developed software	(30.5)	(29.4)
Purchases of property and equipment	(65.7)	(50.9)
Acquisition of business	—	(10.6)
Purchases of non-settlement related investments and other	(111.2)	—
Proceeds from sale of non-settlement related investments	—	100.2
Net cash used in investing activities	(317.9)	(39.7)
Cash flows from financing activities
Cash dividends paid	(238.5)	(199.9)
Common stock repurchased (Note 7)	(441.9)	(450.0)
Principal payments on borrowings	(250.0)	(500.0)
Proceeds from exercise of options and other	75.3	8.6
Net cash used in financing activities	(855.1)	(1,141.3)
Net change in cash and cash equivalents	(368.8)	(405.7)
Cash and cash equivalents at beginning of period	1,783.2	2,073.1
Cash and cash equivalents at end of period	$1,414.4	$1,667.4
Supplemental cash flow information:
Interest paid	$91.5	$97.6
Income taxes paid	$51.3	$131.3

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of September 30, 2015, the amount of net assets subject to these limitations totaled approximately $295 million.

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

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of September 30, 2015 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended September 30, 2015 and 2014, there were 7.1 million and 14.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the nine months ended September 30, 2015 and 2014, there were 5.8 million and 16.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted-average shares outstanding	509.6	527.8	515.3	537.0
Common stock equivalents	3.6	3.4	4.1	3.1
Diluted weighted-average shares outstanding	513.2	531.2	519.4	540.1
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
September 30, 2015	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,134.9	$—	$1,134.9
State and municipal variable rate demand notes	—	64.2	—	64.2
Corporate and other debt securities	—	58.5	—	58.5
Other assets:
Derivatives	—	448.9	—	448.9
Time deposit	—	100.0	—	100.0
Total assets	$—	$1,806.5	$—	$1,806.5
Liabilities:
Derivatives	$—	$306.7	$—	$306.7
Total liabilities	$—	$306.7	$—	$306.7

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2014	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,038.1	$—	$1,038.1
State and municipal variable rate demand notes	—	316.8	—	316.8
Corporate and other debt securities	—	70.5	—	70.5
Short-term state and municipal bond mutual fund	47.1	—	—	47.1
Other assets:
Derivatives	—	423.0	—	423.0
Total assets	$47.1	$1,848.4	$—	$1,895.5
Liabilities:
Derivatives	$—	$317.1	$—	$317.1
Total liabilities	$—	$317.1	$—	$317.1

No non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2015 and 2014.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as level 2 of the valuation hierarchy and are not measured at fair value in the Company's Condensed Consolidated Balance Sheets. The aggregate fair value of the Company's borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. As of September 30, 2015, the carrying value and fair value of the Company's borrowings was $3,483.8 million and $3,555.4 million, respectively (see Note 10). As of December 31, 2014, the carrying value and fair value of the Company's borrowings was $3,720.4 million and $3,890.5 million, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $85 million in outstanding letters of credit and bank guarantees as of September 30, 2015. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Litigation and Related Contingencies

The Company is subject to certain claims and litigation that could result in losses, including damages, fines and/or civil penalties, which could be significant, and in some cases, criminal charges. The Company regularly evaluates the status of legal matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Furthermore, in determining whether disclosure is appropriate, the Company evaluates each legal matter to assess if there is at least a reasonable possibility that a loss or additional loss may have been incurred and whether an estimate of possible loss or range of loss can be made. Unless otherwise specified below, the Company believes that there is at least a reasonable possibility that a loss or additional loss may have been incurred for each of the matters described below. For certain of these matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.
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

The changes in WUFSI’s AML program required by the Southwest Border Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, if WUFSI is not able to implement a successful AML compliance program along the U.S. and Mexico border or timely implement the Monitor’s recommendations, each as determined by the Monitor, the State may pursue remedies under the Southwest Border Agreement and Amendment, including assessment of fines and civil and criminal actions. The Company has submitted all the primary recommendations to the Monitor for review prior to the October 31, 2015 deadline and is currently in the process of demonstrating its compliance with the primary recommendations, but is unable to predict whether the Monitor will conclude that WUFSI has implemented an effective AML compliance program and whether the Monitor's primary and secondary recommendations have been successfully implemented. Based on the stage of this matter, the Company cannot reasonably estimate the possible loss or range of loss, if any. Should the State pursue remedies under the Southwest Border Agreement, the Company could face significant fines and actions which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

United States Department of Justice Investigations

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO-CDCA") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO-CDCA seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's AML compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”) seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) (“Hong Fai”), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The government has interviewed several current and former Western Union employees. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government has interviewed several current and former employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. The government has also notified the Company that it is a target of the investigation. The government has interviewed several current and former Western Union employees. The investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Shareholder Action and Other Matters

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. On December 11, 2014, the defendants filed a motion to dismiss the consolidated amended complaint. The Court referred the motion to a Magistrate Judge, who, on April 14, 2015, issued a report and recommendation, which recommended that the defendants’ motion to dismiss be granted and that the consolidated amended complaint be dismissed in full. On April 28, 2015, plaintiffs filed objections to the report and recommendation. On September 29, 2015, the Court (a) overruled in part and sustained in part plaintiffs’ objections to the report and recommendation; (b) adopted in part the recommendation; (c) granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaint; and (d) dismissed the claims against one of the individual defendants and denied the motion as to the remaining defendants. In particular, the Court denied the motion to dismiss as to certain statements made by the Company’s President and Chief Executive Officer and a former executive officer during an investor conference call on July 24, 2012, related to category (3) above concerning the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico. As this action is in a preliminary stage, the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with this action. The Company and the remaining named individuals intend to vigorously defend themselves in this matter.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed the plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and WUFSI as a defendant. On April 25, 2011, the Company and WUFSI filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. WUFSI also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds, which are included within "Settlement obligations" in the Company's Condensed Consolidated Balance Sheets. These fees and other expenses are currently estimated to be approximately $50 million. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. On May 1, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision to overrule the objections filed by the two class members who appealed. The settlement requires Western Union to deposit the class members’ unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses will be paid. On November 6, 2013, the Attorney General of California notified Western Union of the California Controller’s position that Western Union’s deposit of the unclaimed money transfer funds into the class settlement fund pursuant to the settlement “will not satisfy Western Union’s obligations to report and remit funds” under California’s unclaimed property law, and that “Western Union will remain liable to the State of California” for the funds that would have escheated to California in the absence of the settlement. The State of Pennsylvania and District of Columbia have previously expressed similar views. Other states have also recently expressed concerns about the settlement and many have not yet expressed an opinion. Since some states and jurisdictions believe that the Company must escheat their full share of the settlement fund and that the deductions for class counsel's fees, administrative costs, and other expenses that are required under the settlement agreement are not permitted, there is a reasonable possibility a loss could result up to approximately the amount of those fees and other expenses. However, given the number of jurisdictions involved and the fact that no actions have been brought, the Company is unable to provide a more precise estimate of the range of possible loss.

In August 2013, the Consumer Financial Protection Bureau (the "CFPB") served Paymap, Inc. ("Paymap"), a subsidiary of the Company which operates solely in the United States, with a civil investigative demand requesting information and documents about Paymap’s Equity Accelerator service, which is designed to help consumers pay off their mortgages more quickly. In August 2014, the CFPB advised the Company of its view that certain aspects of Paymap’s marketing violated the Consumer Financial Protection Act’s prohibition against unfair, deceptive and abusive acts and practices. In July 2015, Paymap agreed to resolve the matter without admitting or denying the CFPB's allegations ("Paymap Settlement Agreement"), and also agreed to pay approximately $33.4 million in restitution and a $5.0 million civil monetary penalty, which were accrued by the Company prior to the quarter ended September 30, 2015. The Company paid $5.0 million during the third quarter of 2015 and has segregated funds that are included in "Other assets" in the Company's Condensed Consolidated Balance Sheets which will be used to pay the remaining $33.4 million. As this matter has been settled, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and is subject to the Court's approval. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. (“Speedpay”), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act. On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

In addition to the principal matters described above, the Company is a party to a variety of other legal matters that arise in the normal course of the Company's business. While the results of these other legal matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect either individually or in the aggregate on the Company's financial condition, results of operations, or cash flows.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents totaled $15.8 million and $18.1 million for the three months ended September 30, 2015 and 2014, respectively, and $48.7 million and $51.3 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Settlement assets and obligations consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Settlement assets:
Cash and cash equivalents	$997.5	$834.3
Receivables from selling agents and Business Solutions customers	1,114.8	1,006.9
Investment securities	1,257.6	1,472.5
	$3,369.9	$3,313.7
Settlement obligations:
Money transfer, money order and payment service payables	$2,457.8	$2,356.7
Payables to agents	912.1	957.0
	$3,369.9	$3,313.7
Investment securities included in "Settlement assets" in the Company's Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. Variable rate demand note securities can be put (sold) at par typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2049. Generally, these securities are used by the Company for short-term liquidity needs and are held for short periods of time, typically less than 30 days. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.
During the second quarter of 2015, the Company invested in an interest bearing time deposit, with a maturity of less than 6 months. The fair value of this investment, which is included in "Other assets" in the Company's Condensed Consolidated Balance Sheets, was $100.0 million as of September 30, 2015.
The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2015 and 2014 were $8.5 billion and $13.3 billion, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

September 30, 2015	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
State and municipal debt securities (a)	$1,124.4	$1,134.9	$13.1	$(2.6)	$10.5
State and municipal variable rate demand notes	64.2	64.2	—	—	—
Corporate and other debt securities	58.5	58.5	—	—	—
	$1,247.1	$1,257.6	$13.1	$(2.6)	$10.5
Other assets:
Time deposit	100.0	100.0	—	—	—
	$1,347.1	$1,357.6	$13.1	$(2.6)	$10.5

December 31, 2014	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
State and municipal debt securities (a)	$1,024.2	$1,038.1	$15.1	$(1.2)	$13.9
State and municipal variable rate demand notes	316.8	316.8	—	—	—
Corporate and other debt securities	70.5	70.5	0.1	(0.1)	—
Short-term state and municipal bond mutual fund	47.1	47.1	—	—	—
	$1,458.6	$1,472.5	$15.2	$(1.3)	$13.9
____________________

(a)	The majority of these securities are fixed-rate instruments.
The following summarizes the contractual maturities of settlement-related debt securities as of September 30, 2015 (in millions):

Fair Value
Due within 1 year	$177.8
Due after 1 year through 5 years	535.9
Due after 5 years through 10 years	475.0
Due after 10 years	68.9
$1,257.6
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $4.1 million, $11.8 million, and $48.3 million, are included in the "Due within 1 year," "Due after 5 years through 10 years," and "Due after 10 years" categories, respectively, in the table above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized gains on investment securities, beginning of period	$3.1	$10.8	$8.9	$4.1
Unrealized gains/(losses)	5.7	2.7	(1.6)	16.5
Tax (expense)/benefit	(2.0)	(1.0)	0.7	(6.0)
Reclassification of gains into "Other revenues"	—	(5.0)	(1.8)	(8.0)
Reclassification of gains into "Interest income"	—	—	—	(0.2)
Tax expense related to reclassifications	—	1.9	0.6	3.0
Net unrealized gains/(losses) on investment securities	3.7	(1.4)	(2.1)	5.3
Unrealized gains on investment securities, end of period	$6.8	$9.4	$6.8	$9.4

Unrealized gains/(losses) on hedging activities, beginning of period	$51.0	$(29.2)	$48.6	$(33.0)
Unrealized gains	17.3	50.9	55.7	49.5
Tax expense	(3.0)	(2.0)	(5.7)	(2.2)
Reclassification of (gains)/losses into "Transaction fees"	(14.9)	2.3	(40.4)	5.2
Reclassification of (gains)/losses into "Foreign exchange revenues"	(6.1)	0.8	(16.4)	1.9
Reclassification of losses into "Interest expense"	0.9	0.9	2.7	2.7
Tax expense/(benefit) related to reclassifications	1.6	(0.5)	2.3	(0.9)
Net unrealized gains/(losses) on hedging activities	(4.2)	52.4	(1.8)	56.2
Unrealized gains on hedging activities, end of period	$46.8	$23.2	$46.8	$23.2

Foreign currency translation adjustments, beginning of period	$(53.5)	$(28.8)	$(49.2)	$(21.6)
Foreign currency translation adjustments	(3.9)	(2.1)	(8.2)	(13.2)
Tax benefit	—	0.9	—	4.8
Net foreign currency translation adjustments	(3.9)	(1.2)	(8.2)	(8.4)
Foreign currency translation adjustments, end of period	$(57.4)	$(30.0)	$(57.4)	$(30.0)

Defined benefit pension plan adjustments, beginning of period	$(124.1)	$(115.3)	$(127.2)	$(118.5)
Reclassification of losses into "Cost of services"	2.9	2.6	8.6	7.8
Tax benefit related to reclassifications and other	(1.3)	(0.8)	(3.9)	(2.8)
Net defined benefit pension plan adjustments	1.6	1.8	4.7	5.0
Defined benefit pension plan adjustments, end of period	$(122.5)	$(113.5)	$(122.5)	$(113.5)
Accumulated other comprehensive loss, end of period	$(126.3)	$(110.9)	$(126.3)	$(110.9)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid
The Company's Board of Directors declared quarterly cash dividends of $0.155 per common share in each of the first three quarters of 2015, representing $238.5 million in total dividends. Of this amount, $78.5 million was paid on September 30, 2015, $79.5 million was paid on June 30, 2015 and $80.5 million was paid on March 31, 2015. The Company's Board of Directors declared quarterly cash dividends of $0.125 per common share in each of the first three quarters of 2014, representing $199.9 million in total dividends. Of this amount, $65.5 million was paid on September 30, 2014, $66.8 million was paid on June 30, 2014 and $67.6 million was paid on March 31, 2014.
Share Repurchases
During the nine months ended September 30, 2015 and 2014, 21.4 million and 26.8 million shares were repurchased for $431.2 million and $445.0 million, respectively, excluding commissions, at an average cost of $20.12 and $16.62 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of September 30, 2015, $780.6 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2017. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorizations, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Employee Benefit Plan
The Company has a frozen defined benefit pension plan (the "Plan") for which it had a recorded unfunded pension obligation of $61.7 million and $74.9 million as of September 30, 2015 and December 31, 2014, respectively, included in "Other liabilities" in the Condensed Consolidated Balance Sheets.
The following table provides the components of net periodic benefit cost for the Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$2.9	$3.4	$8.8	$10.2
Expected return on plan assets	(5.1)	(5.1)	(15.3)	(15.2)
Amortization of actuarial loss	2.9	2.6	8.6	7.8
Net periodic benefit cost	$0.7	$0.9	$2.1	$2.8

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of September 30, 2015, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of September 30, 2015 were as follows (in millions):

Contracts designated as hedges:
Euro	$360.1
Canadian dollar	107.8
British pound	88.9
Australian dollar	48.2
Swiss franc	42.4
Other	88.8
Contracts not designated as hedges:
Euro	$342.0
British pound	79.1
Canadian dollar	65.4
Australian dollar	28.7
Indian rupee	28.5
Other (a)	152.4
____________________

(a)	Comprised of exposures to 21 different currencies. None of these individual currency exposures is greater than $25 million.

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
The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of September 30, 2015 was approximately $5.5 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.
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
The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of September 30, 2015 and December 31, 2014. Of this aggregate notional amount held at September 30, 2015, $500.0 million related to notes due in 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$19.3	$3.5	Other liabilities	$—	$1.9
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	66.9	66.1	Other liabilities	3.5	3.5
Total		$86.2	$69.6		$3.5	$5.4
Derivatives — undesignated:
Foreign currency — Business Solutions	Other assets	$359.2	$349.4	Other liabilities	$301.4	$310.2
Foreign currency — Consumer-to-Consumer	Other assets	3.5	4.0	Other liabilities	1.8	1.5
Total		$362.7	$353.4		$303.2	$311.7
Total derivatives		$448.9	$423.0		$306.7	$317.1
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2015 and December 31, 2014 (in millions):
Offsetting of Derivative Assets

September 30, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$228.8	$—	$228.8	$(94.2)	$134.6
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	220.1
Total	$448.9

December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$255.1	$—	$255.1	$(134.8)	$120.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	167.9
Total	$423.0
Offsetting of Derivative Liabilities

September 30, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$138.5	$—	$138.5	$(94.2)	$44.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	168.2
Total	$306.7

December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$169.3	$—	$169.3	$(134.8)	$34.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	147.8
Total	$317.1

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and nine months ended September 30, 2015 and 2014:
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended September 30, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		September 30, 2015	September 30, 2014	Hedged Item		September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Interest rate contracts	Interest expense	$10.5	$(2.6)	Fixed-rate debt	Interest expense	$(7.3)	$5.6	Interest expense	$0.2	$(0.1)
Total gain/ (loss)		$10.5	$(2.6)			$(7.3)	$5.6		$0.2	$(0.1)

The following table presents the location and amount of gains/(losses) from fair value hedges for the nine months ended September 30, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		September 30, 2015	September 30, 2014	Hedged Item		September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Interest rate contracts	Interest expense	$21.1	$8.2	Fixed-rate debt	Interest expense	$(11.3)	$1.1	Interest expense	$0.8	$(0.4)
Total gain/ (loss)		$21.1	$8.2			$(11.3)	$1.1		$0.8	$(0.4)
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended September 30, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Foreign currency contracts	$17.3	$50.9	Revenue	$21.0	$(3.1)	Derivative gains/(losses), net	$0.6	$(1.8)
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$17.3	$50.9		$20.1	$(4.0)		$0.6	$(1.8)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the nine months ended September 30, 2015 and 2014 (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Foreign currency contracts	$55.7	$49.5	Revenue	$56.8	$(7.1)	Derivative gains/(losses), net	$0.6	$(3.4)
Interest rate contracts (c)	—	—	Interest expense	(2.7)	(2.7)	Interest expense	—	—
Total gain/(loss)	$55.7	$49.5		$54.1	$(9.8)		$0.6	$(3.4)
Undesignated Hedges
The following table presents the location and amount of net gains from undesignated hedges for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Gain Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives		2015	2014	2015	2014
Foreign currency contracts (e)	Selling, general and administrative	$15.1	$28.1	$31.2	$27.3
Foreign currency contracts (f)	Derivative gains/(losses), net	0.8	2.3	1.8	1.3
Total gain		$15.9	$30.4	$33.0	$28.6
 ____________________

(a)
The gain/(loss) of $(7.3) million and $5.6 million in the three months ended September 30, 2015 and 2014, respectively, consisted of a gain/(loss) in value on the debt of $(10.7) million and $2.7 million, respectively, and amortization of hedge accounting adjustments of $3.4 million and $2.9 million, respectively. The gain/(loss) of $(11.3) million and $1.1 million in the nine months ended September 30, 2015 and 2014, respectively, was comprised of a loss in value of debt of $21.9 million and $7.8 million, respectively, and amortization of hedge accounting adjustments of $10.6 million and $8.9 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations and cash balances, not including amounts related to derivatives activity as displayed above and included in "Selling, general, and administrative" in the Condensed Consolidated Statements of Income, were $17.5 million and $24.5 million for the three months ended September 30, 2015 and 2014, respectively, and $39.0 million and $29.5 million for the nine months ended September 30, 2015 and 2014, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.
An accumulated other comprehensive pre-tax gain of $55.2 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of September 30, 2015. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of September 30, 2015. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.  Borrowings
The Company's outstanding borrowings consisted of the following (in millions):

Notes:	September 30, 2015	December 31, 2014
Floating rate notes due 2015	$—	$250.0
2.375% notes due 2015 (a)	250.0	250.0
5.930% notes due 2016 (a)	1,000.0	1,000.0
2.875% notes (effective rate of 2.1%) due 2017	500.0	500.0
3.650% notes due 2018 (a)	400.0	400.0
3.350% notes due 2019 (a)	250.0	250.0
5.253% notes (effective rate of 4.6%) due 2020	324.9	324.9
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Other borrowings	5.5	5.6
Total borrowings at par value	3,480.4	3,730.5
Fair value hedge accounting adjustments, net (b)	16.6	5.3
Unamortized discount, net	(13.2)	(15.4)
Total borrowings at carrying value (c)	$3,483.8	$3,720.4
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

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

(c)	As of September 30, 2015, the Company's weighted-average effective rate on total borrowings was approximately 4.6%.
The following summarizes the Company's maturities of borrowings at par value as of September 30, 2015 (in millions):

Due within 1 year	$250.0
Due after 1 year through 2 years	1,005.5
Due after 2 years through 3 years	900.0
Due after 3 years through 4 years	250.0
Due after 4 years through 5 years	324.9
Due after 5 years	750.0
The Company's obligations with respect to its outstanding Notes, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revolving Credit Facility

On September 29, 2015, the Company entered into a credit agreement which expires in September 2020 providing for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility ("Revolving Credit Facility"). The Revolving Credit Facility replaced the Company's $1.65 billion revolving credit facility that was set to expire in January 2017. The Revolving Credit Facility contains certain covenants that, among other things, limit or restrict the Company's ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, subject to certain exceptions, or use proceeds in violation of applicable anti-corruption or AML laws. Also, consistent with the prior facility, the Company is required to maintain compliance with a consolidated interest coverage ratio covenant. The Revolving Credit Facility supports borrowings under the Company’s $1.5 billion commercial paper program.

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

As of September 30, 2015, the Company had no outstanding borrowings under the Company's Revolving Credit Facility.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.  Income Taxes
The Company's effective tax rates on pre-tax income for the three months ended September 30, 2015 and 2014 were 12.5% and 14.2%, respectively, and 11.3% and 13.8% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the Company's effective tax rate for the three and nine months ended September 30, 2015 was primarily due to various tax planning benefits, some of which are non-recurring, and changes in the composition of earnings between foreign and domestic. For the year ended December 31, 2014, 96% of the Company's pre-tax income was derived from foreign sources, and the Company currently expects that approximately 103% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2015. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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
Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2015 and December 31, 2014 was $108.7 million and $93.4 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $95.5 million and $82.4 million as of September 30, 2015 and December 31, 2014, respectively, excluding interest and penalties.
The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $1.1 million and $1.6 million in interest and penalties during the three months ended September 30, 2015 and 2014, respectively, and $2.1 million and $2.0 million during the nine months ended September 30, 2015 and 2014, respectively. The Company has accrued $16.8 million and $15.1 million for the payment of interest and penalties as of September 30, 2015 and December 31, 2014, respectively.
The unrecognized tax benefits accrual as of September 30, 2015 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $27 million during the next 12 months in connection with various matters which may be resolved.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of September 30, 2015. The Company expects to pay the remaining amount in 2016 or beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. Discussions with the IRS concerning these adjustments are ongoing. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.
As of September 30, 2015, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.0 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.  Stock Compensation Plans
For the three and nine months ended September 30, 2015, the Company recognized stock-based compensation expense of $10.4 million and $32.3 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus/deferred stock units in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2014, the Company recognized stock-based compensation expense of $8.9 million and $29.7 million, respectively. During the nine months ended September 30, 2015, the Company granted 1.0 million options at a weighted-average exercise price of $19.32, 2.2 million restricted stock units at a weighted-average grant date fair value of $17.91, and 0.6 million performance-based restricted stock units (based on targeted performance) at a weighted-average grant date fair value of $17.66. The majority of share unit grants do not provide for the payment of dividend equivalents. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. As of September 30, 2015, the Company had 12.0 million outstanding options at a weighted-average exercise price of $18.02 and 8.9 million options exercisable at a weighted-average exercise price of $18.63. The Company had 7.7 million non-vested restricted stock units at a weighted-average grant date fair value of $15.46 as of September 30, 2015.
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
Options granted in 2015, primarily to the Company's executives, were issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of options granted to retirement eligible employees, which generally will vest on a prorated basis, upon termination. The Company used the Black-Scholes option pricing model to determine the fair value of the options granted during the nine months ended September 30, 2015 using assumptions materially consistent with those disclosed in the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Consumer-to-Consumer:
Transaction fees	$820.4	$874.0	$2,412.7	$2,566.7
Foreign exchange revenues	276.1	258.3	789.1	743.9
Other revenues	16.4	18.6	50.9	49.9
	1,112.9	1,150.9	3,252.7	3,360.5
Consumer-to-Business:
Transaction fees	154.1	144.0	457.1	424.1
Foreign exchange and other revenues	6.0	6.4	18.7	19.4
	160.1	150.4	475.8	443.5
Business Solutions:
Foreign exchange revenues	90.6	94.4	266.0	272.5
Transaction fees and other revenues	10.6	11.4	30.8	30.9
	101.2	105.8	296.8	303.4
Other:
Total revenues	25.0	33.8	78.4	89.9
Total consolidated revenues	$1,399.2	$1,440.9	$4,103.7	$4,197.3

Operating income/(loss):
Consumer-to-Consumer	$283.3	$286.1	$780.1	$790.6
Consumer-to-Business (a)	26.2	23.2	49.3	76.6
Business Solutions	(2.7)	(0.2)	(1.0)	(7.1)
Other	(2.3)	5.0	(0.8)	4.3
Total consolidated operating income	$304.5	$314.1	$827.6	$864.4
____________________

(a)
For the nine months ended September 30, 2015, Consumer-to-Business operating income included $35.3 million of expenses related to the Paymap Settlement Agreement. For additional information on the Paymap Settlement Agreement, refer to Note 4.

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
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including card associations, card-based payment providers, electronic, mobile and Internet-based services, digital currencies and related protocols, and other innovations in technology and business models; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the failure to realize anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill; failure to manage credit and fraud risks presented by our agents, clients and consumers; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services; decisions to change our business mix; adverse rating actions by credit rating agencies; cessation of or defects in various services provided to us by third-party vendors; our ability to realize the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims; changes in tax laws and unfavorable resolution of tax contingencies; our ability to attract and retain qualified key employees and to manage our workforce successfully; material changes in the market value or liquidity of securities that we hold; and restrictions imposed by our debt obligations; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States and globally, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, customer due diligence, agent and subagent due diligence, registration, and monitoring requirements, and consumer protection; liabilities or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with compliance with or failure to comply with the settlement agreement with the State of Arizona, as amended; the potential impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities related to consumer protection; liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments; failure to comply with regulations and changes in expectations regarding consumer privacy and data use and security; effects of unclaimed property laws; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; and changes in accounting standards, rules and interpretations or industry standards affecting our business; and (iii) other events, such as: adverse tax consequences from our spin-off from First Data Corporation; catastrophic events; and management's ability to identify and manage these and other risks.
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

Results of Operations
The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2015 compared to the same periods in 2014. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for all periods presented.

Our operating income for the nine months ended September 30, 2015 was negatively impacted by $35.3 million of expenses recorded in the second quarter of 2015 for a settlement agreement between the Consumer Financial Protection Bureau (the "CFPB") and one of our subsidiaries, Paymap, Inc., which operates solely in the United States, related to restitution, penalties, and other costs (the "Paymap Settlement Agreement"). These charges are reflected within "Selling, general and administrative" expenses in our Condensed Consolidated Statements of Income and have been recognized within our Consumer-to-Business operating segment.

The following table sets forth our results of operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2015	2014	% Change	2015	2014	% Change
Revenues:
Transaction fees	$994.9	$1,040.8	(4)%	$2,931.8	$3,057.7	(4)%
Foreign exchange revenues	372.3	360.6	3%	1,072.4	1,034.2	4%
Other revenues	32.0	39.5	(19)%	99.5	105.4	(6)%
Total revenues	1,399.2	1,440.9	(3)%	4,103.7	4,197.3	(2)%
Expenses:
Cost of services	817.2	840.5	(3)%	2,388.4	2,465.5	(3)%
Selling, general and administrative	277.5	286.3	(3)%	887.7	867.4	2%
Total expenses	1,094.7	1,126.8	(3)%	3,276.1	3,332.9	(2)%
Operating income	304.5	314.1	(3)%	827.6	864.4	(4)%
Other income/(expense):
Interest income	3.0	1.8	67%	8.4	9.4	(11)%
Interest expense	(42.2)	(43.2)	(2)%	(127.1)	(134.2)	(5)%
Derivative gains/(losses), net	1.4	0.5	(a)	2.4	(2.1)	(a)
Other expense, net	(1.3)	(0.4)	(a)	(6.4)	(5.2)	23%
Total other expense, net	(39.1)	(41.3)	(5)%	(122.7)	(132.1)	(7)%
Income before income taxes	265.4	272.8	(3)%	704.9	732.3	(4)%
Provision for income taxes	33.1	38.7	(14)%	79.4	101.4	(22)%
Net income	$232.3	$234.1	(1)%	$625.5	$630.9	(1)%
Earnings per share:
Basic	$0.46	$0.44	5%	$1.21	$1.17	3%
Diluted	$0.45	$0.44	2%	$1.20	$1.17	3%
Weighted-average shares outstanding:
Basic	509.6	527.8		515.3	537.0
Diluted	513.2	531.2		519.4	540.1
____________________

(a)	Calculation not meaningful

Revenues overview
For the three and nine months ended September 30, 2015, consolidated revenue decreased 3% and 2%, respectively, compared to the corresponding periods in the prior year. The strengthening of the United States dollar compared to foreign currencies negatively impacted revenue by 6% for the three and nine months ended September 30, 2015, net of the impact of foreign currency hedges. This decrease was partially offset by transaction growth of 2% in our Consumer-to-Consumer segment for both the three and nine months ended September 30, 2015.
For the three and nine months ended September 30, 2015 compared to the same periods in the prior year, foreign exchange revenues increased in certain corridors of our Consumer-to-Consumer segment due to increases in foreign exchange spreads, which were largely offset by corresponding reductions in transaction fees.
Fluctuations in the exchange rate between the United States dollar and other currencies for the three and nine months ended September 30, 2015, net of benefits from foreign currency hedges of $21.0 million and $56.8 million, respectively, resulted in reductions to revenues of $85.4 million and $248.7 million, respectively, relative to the same periods in the previous year. We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded.
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
Cost of services
Cost of services primarily consists of agent commissions, which represented more than 60% of total cost of services for both the three and nine months ended September 30, 2015. Cost of services decreased for the three and nine months ended September 30, 2015 compared to the same periods in the prior year primarily due to variable costs that generally fluctuate with revenues, including agent commissions, and the positive impact of productivity and cost-savings initiatives that were implemented in prior years, partially offset by increased technology expenses.
Selling, general and administrative
For the three months ended September 30, 2015 compared to the corresponding period in the prior year, selling, general and administrative decreased due to the positive impact of productivity and cost-savings initiatives that were implemented in prior years, partially offset by increased amortization expenses in our Business Solutions segment. For the nine months ended September 30, 2015 compared to the corresponding period in the prior year, selling, general and administrative increased due to the Paymap Settlement Agreement, increased incentive compensation expenses, and increased compliance program costs (see "Enhanced regulatory compliance"), partially offset by the positive impact of productivity and cost-savings initiatives that were implemented in prior years. Additionally, for both periods presented, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

Total other expense, net
Total other expense, net was materially consistent for the three months ended September 30, 2015 compared to the corresponding period in the prior year. For the nine months ended September 30, 2015 compared to the corresponding period in the prior year, total other expense, net decreased by 7% due to lower interest expense primarily related to lower average debt balances outstanding. Average debt balances outstanding were $3,682.3 million and $3,879.3 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in average debt balances outstanding during the nine months ended September 30, 2015 compared to the corresponding period in the prior year was primarily due to the repayment of $500 million of our notes in February 2014 and $250 million in August 2015.
Income taxes
Our effective tax rates on pre-tax income were 12.5% and 14.2% for the three months ended September 30, 2015 and 2014, respectively, and 11.3% and 13.8% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in our effective tax rate for the three and nine months ended September 30, 2015 was primarily due to various tax planning benefits, some of which are non-recurring, and changes in the composition of earnings between foreign and domestic. We continue to benefit from a significant proportion of profits being foreign-derived, and generally taxed at lower rates than our combined federal and state tax rates in the United States. For the year ended December 31, 2014, 96% of our pre-tax income was derived from foreign sources, and we currently expect that approximately 103% of our pre-tax income will be derived from foreign sources for the year ending December 31, 2015. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.
We have established contingency reserves for a variety of material, known tax exposures. As of September 30, 2015, the total amount of tax contingency reserves was $111.6 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.
Earnings per share
During the three months ended September 30, 2015 and 2014, basic earnings per share were $0.46 and $0.44, respectively, and diluted earnings per share were $0.45 and $0.44, respectively. During the nine months ended September 30, 2015 and 2014, basic earnings per share were $1.21 and $1.17, respectively, and diluted earnings per share were $1.20 and $1.17, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2015 and 2014, there were 7.1 million and 14.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the nine months ended September 30, 2015 and 2014, there were 5.8 million and 16.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.
Earnings per share for the three and nine months ended September 30, 2015 compared to the same periods in the prior year increased due to lower weighted-average shares outstanding, partially offset by the previously described decreases in net income. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

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
The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consumer-to-Consumer	80%	80%	79%	80%
Consumer-to-Business	11%	11%	12%	11%
Business Solutions	7%	7%	7%	7%
Other	2%	2%	2%	2%
	100%	100%	100%	100%
Consumer-to-Consumer Segment
The following table sets forth our Consumer-to-Consumer segment results of operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2015	2014	% Change	2015	2014	% Change
Revenues:
Transaction fees	$820.4	$874.0	(6)%	$2,412.7	$2,566.7	(6)%
Foreign exchange revenues	276.1	258.3	7%	789.1	743.9	6%
Other revenues	16.4	18.6	(12)%	50.9	49.9	2%
Total revenues	$1,112.9	$1,150.9	(3)%	$3,252.7	$3,360.5	(3)%
Operating income	$283.3	$286.1	(1)%	$780.1	$790.6	(1)%
Operating income margin	25%	25%		24%	24%
Key indicator:
Consumer-to-Consumer transactions	66.55	65.31	2%	194.06	189.51	2%

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

Due to the significance of our Consumer-to-Consumer segment to our overall results and the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below. Constant currency is a non-GAAP financial measure and is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the quarter-over-quarter and year-over-year percentage change in revenue on a GAAP basis for the three and nine months ended September 30, 2015. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	As Reported	Foreign Exchange Translation Impact	Constant Currency Growth/(Decline) (a)	As Reported	Foreign Exchange Translation Impact	Constant Currency Growth/(Decline) (a)
	2015	2015	2015	2015	2015	2015
Consumer-to-Consumer revenue growth/(decline):
Europe and CIS	(10)%	(10)%	0%	(9)%	(10)%	1%
North America	(1)%	(2)%	1%	(2)%	(2)%	0%
Middle East and Africa	(2)%	(5)%	3%	(4)%	(5)%	1%
Asia Pacific ("APAC")	(8)%	(6)%	(2)%	(6)%	(5)%	(1)%
Latin America and the Caribbean ("LACA") (b)	0%	(8)%	8%	3%	(7)%	10%
westernunion.com	22%	(6)%	28%	20%	(6)%	26%
Total Consumer-to-Consumer revenue growth/(decline):	(3)%	(6)%	3%	(3)%	(6)%	3%
__________________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the U.S. dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.

(b)
For the three and nine months ended September 30, 2015 compared to the same periods in the prior year, the foreign exchange translation impact is primarily the result of fluctuations in the exchange rate between the United States dollar and various South American currencies.

The table below sets forth transaction changes by geographic region and westernunion.com compared to the corresponding periods in the prior year and revenues as a percentage of consolidated revenue for the three and nine months ended September 30, 2015.

	Three Months Ended September 30,	Nine Months Ended September 30,
Consumer-to-Consumer transaction growth/(decline):
Europe and CIS	(3)%	1%
North America	4%	3%
Middle East and Africa	0%	(1)%
APAC	(6)%	(4)%
LACA	7%	7%
westernunion.com	25%	25%

Consumer-to-Consumer revenue as a percentage of consolidated revenue:
Europe and CIS	20%	20%
North America	19%	19%
Middle East and Africa	16%	16%
APAC	11%	11%
LACA	9%	8%
westernunion.com	5%	5%

We provide domestic money transfer services (transactions between and within the United States and Canada), which are included in North America and westernunion.com in the tables above. These services represented approximately 8% of our consolidated revenue for the three and nine months ended September 30, 2015 and 2014.

Our consumers transferred $20.9 billion and $22.1 billion in Consumer-to-Consumer principal for the three months ended September 30, 2015 and 2014, respectively, of which $18.9 billion and $20.0 billion related to cross-border principal for the same corresponding periods described above. Our consumers transferred $61.2 billion and $64.2 billion in Consumer-to-Consumer principal for the nine months ended September 30, 2015 and 2014, respectively, of which $55.2 billion and $58.0 billion related to cross-border principal for the same corresponding periods described above.
Transaction fees and foreign exchange revenues
Consumer-to-Consumer money transfer revenue decreased 3% for both the three and nine months ended September 30, 2015 compared to the corresponding periods in the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 6% for both the three and nine months ended September 30, 2015. This decline was partially offset by transaction growth of 2% for both periods.
Our Europe and CIS region experienced decreased revenue of 10% and 9% for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in the prior year, and a transaction decline of 3% and an increase of 1%, respectively. Fluctuations in the exchange rate between the United States dollar and the euro and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 10% for both the three and nine months ended September 30, 2015. Transaction declines in Russia and Greece also contributed to the decrease in revenue.
Our North America region experienced decreased revenue of 1% and 2% for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in the prior year, and transaction growth of 4% and 3%, respectively. The decrease in revenue was primarily due to declines in our retail domestic money transfer services in the United States, which moderated in the third quarter of 2015, and fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, which negatively impacted revenue by 2% for both the three and nine months ended September 30, 2015. Our retail domestic money transfer services were negatively impacted by pricing actions taken by competitors in the retail money transfer market and subsequent pricing reductions we implemented beginning in the second quarter of 2015. We expect these pricing reductions and competitive price pressures will continue to affect our retail domestic money transfer services revenues adversely throughout 2015. These declines were partially offset by transaction growth in our United States outbound services, including our United States to Mexico and Latin America corridors.
Our Middle East and Africa region experienced decreased revenue of 2% and 4% for the three and nine months ended September 30, 2015 compared to the corresponding periods in the prior year on flat transactions and decreased transactions of 1%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 5% for both the three and nine months ended September 30, 2015. Transaction declines in several African countries also contributed to the decrease in revenue, partially offset by strength in the United Arab Emirates and Saudi Arabia.
Our APAC region experienced decreased revenue of 8% and 6% for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in the prior year on decreased transactions of 6% and 4%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 6% and 5% for the three and nine months ended September 30, 2015, respectively. Transaction declines in the Philippines and other Asian inbound markets also contributed to the decrease in revenue, partially offset by growth in Japan.
Our LACA region experienced flat revenue and revenue growth of 3% for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in the prior year on transaction growth of 7% for both periods. For the three and nine months ended September 30, 2015, the region experienced growth from transactions originated in the United States, as discussed above. The region was also positively impacted by revenue growth in Argentina and geographic and product mix for the nine months ended September 30, 2015. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 8% and 7% for the three and nine months ended September 30, 2015, respectively.

Westernunion.com experienced revenue growth of 22% and 20% for the three and nine months ended September 30, 2015 compared to the corresponding periods in the prior year on transaction growth of 25% for both periods. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 6% for both the three and nine months ended September 30, 2015.
Foreign exchange revenues increased 7% and 6% for the three and nine months ended September 30, 2015 compared to the corresponding periods in the prior year primarily due to increases in foreign exchange spreads, which were largely offset by corresponding reductions in transaction fees in certain corridors.
Fluctuations in the exchange rate between the United States dollar and other currencies for the three and nine months ended September 30, 2015, net of benefits from foreign currency hedges of $21.0 million and $56.8 million, respectively, resulted in reductions to revenues of $67.1 million and $199.2 million, respectively, relative to the same periods in the prior year. We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded.
We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Consumer-to-Consumer net pricing changes had a minimal impact on our revenue for the three and nine months ended September 30, 2015, respectively.
Operating income
Consumer-to-Consumer operating income declined 1% for both the three and nine months ended September 30, 2015 compared to the same periods in 2014. Results for the three and nine months ended September 30, 2015 were impacted by increased technology expenses, partially offset by the positive impact of productivity and cost-savings initiatives that were implemented in prior years. The decrease in operating income for the nine months ended September 30, 2015 was also due to increased compliance program and incentive compensation expenses. Results were also impacted by foreign currency translation, as the strengthening of the United States dollar compared to foreign currencies resulted in lower reported revenues and expenses. Revenue declines are described above. Operating margins in the segment remained unchanged compared to the corresponding periods in the prior year.

Consumer-to-Business Segment
The table below sets forth our Consumer-to-Business segment results of operations for the three and nine months ended September 30, 2015 and 2014. To assist in an understanding of the comparable nine-month period's results, we are including additional line items in the table below reflecting Consumer-to-Business operating income and operating income margin excluding the effect of the $35.3 million of expenses related to the Paymap Settlement Agreement, recorded in the second quarter of 2015. Operating income, excluding Paymap Settlement Agreement and operating income margin, excluding Paymap Settlement Agreement, are non-GAAP financial measures and are used by management in evaluating the operating income results and trends of our Consumer-to-Business segment. This disclosure is provided in addition to, and not as a substitute for, operating income and operating income margin on a GAAP basis for the nine months ended September 30, 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Revenues:
Transaction fees	$154.1	$144.0	7%	$457.1	$424.1	8%
Foreign exchange and other revenues	6.0	6.4	(6)%	18.7	19.4	(4)%
Total revenues	$160.1	$150.4	6%	$475.8	$443.5	7%
Operating income	$26.2	$23.2	13%	$49.3	$76.6	(36)%
Less: Paymap Settlement Agreement	—	—		35.3	—
Operating income, excluding Paymap Settlement Agreement	$26.2	$23.2		$84.6	$76.6

Operating income margin	16%	15%		10%	17%
Operating income margin, excluding Paymap Settlement Agreement	(a)	(a)		18%	(a)
____________________

(a)	Calculation not meaningful or not applicable

Revenues
For the three and nine months ended September 30, 2015 compared to the corresponding periods in the prior year, Consumer-to-Business revenue increased 6% and 7%, respectively, primarily due to increases in our bill payments in Argentina and United States electronic bill payments, partially offset by continued declines in our United States cash-based bill payments. In addition, the strengthening of the United States dollar against the Argentine peso negatively impacted our Consumer-to-Business revenue growth by 4% for both the three and nine months ended September 30, 2015.
Operating income
For the three and nine months ended September 30, 2015, operating income was impacted by revenue increases previously described and the positive impact of productivity and cost-savings initiatives that were implemented in prior years, partially offset by increased technology expenses. For the nine months ended September 30, 2015, operating income was also impacted by the Paymap Settlement Agreement. The changes in operating margins in the segment are due to these same factors.

Business Solutions
The following table sets forth our Business Solutions segment results of operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Revenues:
Foreign exchange revenues	$90.6	$94.4	(4)%	$266.0	$272.5	(2)%
Transaction fees and other revenues	10.6	11.4	(7)%	30.8	30.9	0%
Total revenues	$101.2	$105.8	(4)%	$296.8	$303.4	(2)%
Operating loss	$(2.7)	$(0.2)	(a)	$(1.0)	$(7.1)	(a)
Operating loss margin	(3)%	0%		0%	(2)%
____________________

(a)	Calculation not meaningful
Revenues
For the three and nine months ended September 30, 2015 compared to the corresponding periods in the prior year, Business Solutions revenue decreased 4% and 2%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 10% and 9% for the three and nine months ended September 30, 2015, respectively. Revenue from sales of our hedging products increased, primarily in Europe.
Operating loss
For the three months ended September 30, 2015, operating loss increased compared to the same period in the prior year due to increased amortization expenses primarily related to the anticipated termination of a contract recognized in the current period and a value added tax recovery which benefited the prior period, partially offset by benefits from our productivity and cost-savings initiatives that were implemented in prior years. For the nine months ended September 30, 2015, operating loss decreased compared to the same period in the prior year primarily due to benefits from our productivity and cost-savings initiatives that were implemented in prior years. The changes in operating margins in the segment were due to these same factors.

Other
The following table sets forth Other results for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Revenues	$25.0	$33.8	(26)%	$78.4	$89.9	(13)%
Operating income / (loss)	$(2.3)	$5.0	(a)	$(0.8)	$4.3	(a)
____________________

(a)	Calculation not meaningful
Revenues
Other revenue decreased for the three and nine months ended September 30, 2015 compared to the same periods in the prior year primarily due to decreased investment income in our money order business, and declines in prepaid services.
Operating income / (loss)
During the three and nine months ended September 30, 2015, operating losses were generated compared to operating income in the prior periods due to decreased investment income in our money order business, as noted above.

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
A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: (1) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations and (2) other legal or regulatory restrictions, including statutory or formalized net worth requirements.
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
We also have the capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in September 2020. As of September 30, 2015, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.
Cash and Investment Securities
As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $1.4 billion and $1.8 billion, respectively. Approximately $1.2 billion and $950 million was held by our foreign entities as of September 30, 2015 and December 31, 2014, respectively. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.
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
Investment securities, classified within "Settlement assets," were $1.3 billion as of September 30, 2015 and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency. Additionally, as of September 30, 2015, we held non-settlement related investments of $100.0 million.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of September 30, 2015, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.
Cash Flows from Operating Activities
Cash provided by operating activities increased to $804.2 million during the nine months ended September 30, 2015, from $775.3 million in the comparable period in the prior year. Cash provided by operating activities is impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.
Financing Resources
As of September 30, 2015, we have outstanding borrowings at par value of $3,480.4 million. The substantial majority of these outstanding borrowings consists of unsecured fixed-rate notes and associated swaps with maturities ranging from 2015 to 2040.
On September 29, 2015, we entered into a credit agreement which expires in September 2020 providing for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250.0 million letter of credit sub-facility. The Revolving Credit Facility replaced our $1.65 billion revolving credit facility that was set to expire in January 2017. The Revolving Credit Facility contains certain covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, or incur certain subsidiary level indebtedness, subject to certain exceptions, or use proceeds in violation of anti-corruption or anti-money laundering ("AML") laws. Also, consistent with the prior facility, we are required to maintain compliance with a consolidated interest coverage ratio covenant. Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 110 basis points. A facility fee of 15 basis points is also payable quarterly on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.
The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of and during the nine months ended September 30, 2015, we had no outstanding borrowings under our Revolving Credit Facility or prior credit facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.
Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. During the three and nine months ended September 30, 2015, the average commercial paper balance outstanding was $10.8 million and $3.6 million, respectively, and the maximum balance outstanding was $105.0 million for both periods. We had no commercial paper borrowings outstanding as of September 30, 2015. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.
Cash Priorities
Liquidity
Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures
The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $206.7 million and $129.3 million for the nine months ended September 30, 2015 and 2014, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.
Share Repurchases and Dividends
During the nine months ended September 30, 2015 and 2014, 21.4 million and 26.8 million shares were repurchased for $431.2 million and $445.0 million, respectively, excluding commissions, at an average cost of $20.12 and $16.62 per share, respectively. As of September 30, 2015, $780.6 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2017.
Our Board of Directors declared quarterly cash dividends of $0.155 per common share in each of the first three quarters of 2015, representing $238.5 million in total dividends.
Debt Service Requirements

Our 2015 and future debt service requirements will include payments on all outstanding indebtedness including any borrowings under our commercial paper program.  In August 2015, $250.0 million of our floating rate notes matured and were repaid from our cash balances. In December 2015, our 2.375% fixed rate notes of $250.0 million will mature. We may refinance all or a portion of the December notes, potentially through the issuance of commercial paper.
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
Other Commercial Commitments
We had approximately $85 million in outstanding letters of credit and bank guarantees as of September 30, 2015. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.
As of September 30, 2015, our total amount of unrecognized income tax benefits was $125.5 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

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

We have money transfer and bill payment operations in Argentina, which together represented less than 5% of our total consolidated revenues for the three and nine months ended September 30, 2015. Government-imposed restrictions limit the transfer of funds from those operations out of the country. As of September 30, 2015, we held in Argentina approximately $70 million in cash and cash equivalents denominated in the Argentine peso, a portion of which will be used to satisfy our non-settlement related Argentine peso denominated liabilities. The impact of changes in the official Argentine peso exchange rate is immediately reflected in net income for our money transfer operations, and this impact is reflected in other comprehensive income/(loss) for our bill payment operations. Any further devaluation of the Argentine peso and any additional limits on transferring funds out of Argentina could further adversely affect the value of those cash and cash equivalents, our ability to distribute them, and our results of operations.

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
As of December 31, 2014, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million based on our 2015 forecast of Consumer-to-Consumer unhedged exposure to foreign currency. The exposure as of September 30, 2015 is not materially different based on our forecast of unhedged exposure to foreign currency through September 30, 2015. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Interest Rates
We invest in several types of interest bearing assets, with a total value as of September 30, 2015 of $3.2 billion. Approximately $2.4 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.
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
We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of September 30, 2015, our weighted-average effective rate on total borrowings was approximately 4.6%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $10 million annually based on borrowings, net of the impact of hedges, on September 30, 2015 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2015 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income of approximately $24 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2015, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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
October 29, 2015

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

United States Department of Justice Investigations

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney's Office for the Central District of California ("USAO-CDCA") seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it is a target of an ongoing investigation into structuring and money laundering. Since March 20, 2012, the Company has received additional subpoenas from the USAO-CDCA seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering ("AML") compliance policies and procedures. The government has interviewed several current and former Western Union employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”) seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) (“Hong Fai”), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The government has interviewed several current and former Western Union employees. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government has interviewed several current and former employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. The government has also notified the Company that it is a target of the investigation. The government has interviewed several current and former Western Union employees. The investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Other Governmental Investigations

Since 2011, Western Union has received civil investigative demands from certain state attorneys general who have initiated an investigation into the adequacy of the Company's consumer protection efforts over the last several years. The civil investigative demands seek information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company has received and the Company's procedures to help identify and prevent fraudulent transfers. Due to the stage of the investigation, the Company is unable to predict the outcome of the investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with any possible civil claims that might be brought by one or more of the states. Should such claims be brought, the Company could face significant fines, damage awards, or regulatory consequences, or compulsory changes in our business practices, that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The Company has had discussions with the United States Federal Trade Commission (the "FTC") regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a civil investigative demand from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor appointed pursuant to the agreement and settlement (the "Southwest Border Agreement") Western Union Financial Services, Inc. entered into with the State of Arizona on February 11, 2010, as amended, including information the Company provided to the monitor and any reports prepared by the monitor; and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC's request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. On February 21, 2014, the Company received another civil investigative demand from the FTC requesting the production of all documents relating to complaints made to the Company by or on behalf of consumers relating to fraud-induced money transfers that were sent from or received in the United States since January 1, 2004, except for documents that were already produced to the FTC in response to the first civil investigative demand. On October 7, 2014, the United States Court of Appeals for the Second Circuit entered a summary order reversing in part and vacating and remanding in part the June 6, 2013 order entered by the United States District Court for the Southern District of New York. On October 22, 2014, the Company received another civil investigative demand issued by the FTC requesting documents and information since January 1, 2004 relating to the Company’s consumer fraud program, its policies and procedures governing agent termination, suspension, probation and reactivation, its efforts to comply with its 2005 agreement with 47 states and the District of Columbia regarding consumer fraud prevention, and complaints made to the Company by or on behalf of consumers concerning fraud-induced money transfers that were sent to or from the United States, excluding complaint-related documents that were produced to the FTC in response to the earlier civil investigative demands. The civil investigative demand also seeks various documents concerning approximately 720 agents, including documents relating to the transactions they sent and paid and the Company’s investigations of and communications with them. On July 31, 2015, the Company received another civil investigative demand requesting documents and information relating to the total number of agent and subagent locations in 13 countries annually since 2010, the average and median dollar values for money transfers sent anywhere in the world annually since 2010, copies of the Company’s anti-fraud programs, know your agent policy, know your customer policy, representative agent contracts, transaction data, background investigation documents and fraud complaints associated with four agents in Greece, Peru and Mexico and consumer fraud reports not already produced to the FTC. The Company may receive additional civil investigative demands from the FTC. The Company is unable to predict the outcome of this matter, or provide a range of loss, if any, which could be associated with any possible claims that might be brought against the Company.

In December 2013, the United States Securities and Exchange Commission (the “SEC”) advised the Company that it was conducting an investigation relating to (i) the Company’s digital and electronic channels and the revenues allocated to and reported by those channels; and (ii) the Payment Services Directive and the Company’s strategic initiatives surrounding the Payment Services Directive. Subsequently, the SEC served the Company with subpoenas seeking information relating to its investigation. On September 3, 2014, in connection with its investigation relating to the Company’s digital and electronic channels, the SEC filed an application in the United States District Court for the District of Colorado seeking an order compelling the production of certain email and other electronically stored information for three employees. After the Company and the SEC reached an agreement on the production of that material, the SEC withdrew its application. On August 26, 2015, the SEC advised the Company that the SEC had concluded its investigation and did not intend to recommend an enforcement action against the Company.

Shareholder Actions

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. On December 11, 2014, the defendants filed a motion to dismiss the consolidated amended complaint. The Court referred the motion to a Magistrate Judge, who, on April 14, 2015, issued a report and recommendation, which recommended that the defendants’ motion to dismiss be granted and that the consolidated amended complaint be dismissed in full. On April 28, 2015, plaintiffs filed objections to the report and recommendation. On September 29, 2015, the Court (a) overruled in part and sustained in part plaintiffs’ objections to the report and recommendation; (b) adopted in part the recommendation; (c) granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaint; and (d) dismissed the claims against one of the individual defendants and denied the motion as to the remaining defendants. In particular, the Court denied the motion to dismiss as to certain statements made by the Company’s President and Chief Executive Officer and a former executive officer during an investor conference call on July 24, 2012, related to category (3) above concerning the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico. As this action is in a preliminary stage, the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with this action. The Company and the remaining named individuals intend to vigorously defend themselves in this matter.

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

All of the actions described above under "Shareholder Actions" are in a preliminary stage and the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and is subject to the Court's approval. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. (“Speedpay”), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act. On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

In addition to the principal matters described above and the matters described in Part I, Item 1, Financial Statements, Note 4, "Commitments and Contingencies," the Company is a party to a variety of other legal matters that arise in the normal course of the Company's business. While the results of these other legal matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect either individually or in the aggregate on the Company's financial condition, results of operations, or cash flows.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2015:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - 31	907,300	$19.10	899,001	$888.4
August 1 - 31	3,885,560	$19.82	3,868,447	$811.8
September 1 - 30	1,709,805	$18.33	1,699,600	$780.6
Total	6,502,665	$19.33	6,467,048
 ____________________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $780.6 million remained available as of September 30, 2015. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	October 29, 2015	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2015	By:	/S/ RAJESH K. AGRAWAL
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2015	By:	/S/ AMINTORE T.X. SCHENKEL
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Credit Agreement, dated as of September 29, 2015, among The Western Union Company, the banks named therein, as lenders, Citibank, N.A. and Bank of America, N.A., in their respective capacities as Issuing Lenders, Bank of America, N.A. and The Bank of New York Mellon, as Syndication Agents, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as Documentation Agents, and Citibank, N.A., as Administrative Agent for the Banks thereunder (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2015 and incorporated herein by reference thereto)

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