Form 10-K
period 2015-12-31
Western Union CO
filed 2016-02-19
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-K
_______________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $10.3 billion based on the closing sale price of $20.33 of the common stock as reported on the New York Stock Exchange.

As of February 12, 2016, 501,914,389 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2016 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

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

•
failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including electronic, mobile and Internet-based services, card associations, and card-based payment providers, and with digital currencies and related protocols, and other innovations in technology and business models;

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

•	decisions to change our business mix;

•	changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies;

•	adverse rating actions by credit rating agencies;

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

•
increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States and globally, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, and consumer protection requirements;

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

•	liabilities resulting from litigation, including class-action lawsuits and similar matters, including costs, expenses, settlements and judgments;

•	failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security;

•	effects of unclaimed property laws;

•	failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide;

•	changes in accounting standards, rules and interpretations or industry standards affecting our business;

Other Events

•	adverse tax consequences from our spin-off from First Data Corporation;

•	catastrophic events; and

•	management's ability to identify and manage these and other risks.

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

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well-recognized brand to transfer funds. Our Consumer-to-Consumer money transfer service enables people to send money around the world, usually within minutes. As of December 31, 2015, our services were available through a global network of over 500,000 agent locations in more than 200 countries and territories, with approximately 90% of those locations outside of the United States. Each location in our agent network is capable of providing one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2015, approximately 70% of our locations had experienced money transfer activity in the previous 12 months.

We also provide consumers with flexible and convenient options for making one-time or recurring payments in our Consumer-to-Business segment. This segment primarily consists of United States bill payments and Pago Fácil-branded bill payments in Argentina.

The Business Solutions segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment's business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

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

The table below presents the components of our consolidated revenue:

	Year Ended December 31,
	2015	2014	2013
Consumer-to-Consumer	79%	80%	80%
Consumer-to-Business	12%	11%	11%
Business Solutions	7%	7%	7%
Other	2%	2%	2%
	100%	100%	100%

No individual country outside the United States accounted for more than approximately 7% of our consolidated revenue for each of the years ended December 31, 2015, 2014 and 2013.

For additional details regarding our Consumer-to-Consumer, Consumer-to-Business and Business Solutions segments, including financial information regarding our international and United States revenues and long-lived assets, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, Note 17, "Segments," in this Annual Report on Form 10-K.

See Part I, Item 1A, Risk Factors, for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 79% of our total consolidated revenues for 2015. A substantial majority of these transfers were cross-border transactions. We view our money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities, and also includes our online money transfer service conducted through Western Union branded websites ("westernunion.com"). By means of common processes and systems, these regions and westernunion.com create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Although most remittances are sent from one of our agent locations worldwide, in some countries we offer the ability to initiate transactions from a Western Union branded website, including through mobile devices. All agent locations accept cash to initiate a transaction, and some also accept debit cards. We offer consumers several options to receive a money transfer. The vast majority of transfers are paid in cash at agent locations.

Operations

Our revenue in this segment is derived primarily from transaction fees charged to consumers to transfer money. In money transfers involving different send and receive currencies, we also generate revenue based on the difference between the exchange rate set by us to the consumer and the rate at which we or our agents are able to acquire the currency.

In a typical money transfer transaction, a consumer goes to one of our agent locations, completes a form specifying, among other things, the name and other identifying information regarding the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. Certain of these processes are streamlined for our consumers who participate in our loyalty programs. The sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes. In some jurisdictions, the agent collects the principal and fees after the presentation of a written disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. The recipient generally enters an agent location in the designated receiving area or country, presents identification, where applicable, and is paid the transferred amount. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the receiver's institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the send and receive locations.

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

Services

We offer money transfer services in more than 200 countries and territories with a number of options for sending funds that provide consumers convenience and choice, through both our walk-in and online money transfer channels.

•
Walk-in money transfer. The substantial majority of our remittances constitute walk-in transactions in which payment is collected by one of our agents and is available for pick-up at another agent location, usually within minutes. Additionally, in a few select markets, we offer consumers a lower-priced next day delivery service option for money transfers that do not need to be received within minutes.

•
Online money transfer. In certain countries, consumers can initiate a money transfer from a Western Union branded website, including through their mobile devices. As of December 31, 2015, we were providing online money transfer services through Western Union branded websites in 34 countries. Additionally, in certain countries, consumers can initiate a Western Union money transfer through their bank’s online banking services.

Our consumers can fund a transaction in a variety of ways, in addition to cash. For example, at certain of our agent locations, consumers can fund a transaction using a debit card, and, where available, consumers can fund a money transfer from an account through an automated teller machine ("ATM"). In our online money transfer channel, consumers can generally fund transactions using a credit card, debit card, electronic funds transfer processed through the automated clearing house ("ACH") payment system, or other bank account-based payment.
We also provide several options for the receipt of funds. At our retail agent locations, consumers generally receive payments in cash. However, in certain countries, our retail agents may also issue a money order or check or provide payout through an ATM. Funds can also be directed to a bank account in a number of countries, by either the sender or receiver, and in more limited circumstances, can be directed to either a mobile wallet or a stored-value card.

Distribution and Marketing Channels

We offer our Consumer-to-Consumer service to consumers around the world primarily through our global network of third-party agents in most countries and territories, with approximately 90% of our agent locations being located outside of the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations and smaller independent retail locations that provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets they serve and work with our management to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market the business. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us an average of approximately 20 years and in 2015, these long-standing agents were involved in transactions that generated approximately 60% of our Consumer-to-Consumer revenue. No individual agent accounted for greater than 10% of the segment's revenue during all periods presented.

We provide our third-party agents with access to our multi-currency, real-time money transfer processing systems used to originate and pay money transfers. Our systems and processes enable our agents to pay money transfers in more than 130 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the physical infrastructure and staff required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support and consumer relationship management to our agents, as well as compliance training and related support. Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although the subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations. Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card payout options or Direct to Bank service. While we typically perform services under the Western Union brand, in certain geographic regions, we operate under other brands targeted to the local market.

We market our services to consumers in a number of ways, directly and indirectly through our agent partners, leveraging promotional activities, grassroots and digital advertising, and loyalty programs. Our marketing strategy includes our consumer programs, such as "My WUSM" and "Gold Card," which are available in many countries and territories. These programs offer consumers faster service at the point-of-sale. Additionally, in certain countries and at westernunion.com, consumers can earn points that can be redeemed for rewards, such as reduced transaction fees or cash back; however, such redemption activity has been insignificant to the results of our operations.

Industry Trends

Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment levels worldwide. Another significant trend impacting the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist financing and consumer protection. Regulations require money transfer providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and others to use money transfer services, either of which could have an adverse effect on money transfer providers' revenues and operating profits. For further discussion of the regulatory impact on our business, see the "Regulation" discussion in this section, Part I, Item 1A, Risk Factors, and the "Enhanced Regulatory Compliance" section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents. Further, we are seeing increased competition from, and increased market acceptance of, electronic, mobile, and Internet-based money transfer services as well as digital currencies.

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

•
Banks, postbanks, and post offices - Banks, postbanks, and post offices of all sizes compete with us in a number of ways, including bank wire services, payment instrument issuances, and card-based services.

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

We believe the most significant competitive factors in Consumer-to-Consumer remittances relate to the overall consumer value proposition, including brand recognition, trust, reliability, consumer experience, price, speed of delivery, distribution network, variety of payment methods, and channel options.

Consumer-to-Business Segment

In our Consumer-to-Business segment, which represented 12% of our total consolidated revenues for 2015, we provide fast and convenient options to make one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. We believe our business customers who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customers' payments. In many circumstances, our relationships with business customers also provide them with an additional source of income, as well as reduced expenses for cash and check handling.

Operations

Our revenue in this segment is derived primarily from transaction fees paid by the consumer. The transaction fees are typically less than the fees charged in our Consumer-to-Consumer segment. Consumers may make a cash payment at an agent or Company-owned location or may make an electronic payment on the Internet or over the phone using their credit or debit card, or through ACH. Our Internet services are provided through our own websites or in partnership with other websites for which we act as the service provider. The significant majority of the segment's revenue was generated in the United States during all periods presented, with the remainder primarily generated in Argentina.

Services

Our Consumer-to-Business payments services are available through a variety of options that give consumers choices as to the payment channel and method of payment, and include the following:

Speedpay®. Our Speedpay service is offered principally in the United States and allows consumers to make payments to a variety of businesses using credit cards, debit cards, ACH and in limited situations, checks. Payments are initiated through the Internet or over the phone. We also partner with some businesses to allow their customers to access Speedpay from their websites.

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

Distribution and Marketing Channels

Our electronic consumer payment services are available primarily through the phone and Internet, including through certain mobile devices, while our cash-based consumer services are available through our agent networks and at select Company-owned locations that are primarily in South America.

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

Consumers can make payments to over 15,000 businesses through our Consumer-to-Business services. These relationships are a core component of our payments services. No individual consumer or business accounted for greater than 10% of this segment's revenue during all periods presented.

Industry Trends

The payments industry has evolved with technological innovations that have created new methods of processing payments from consumers to businesses. The various services within the payments industry are in varying stages of development outside the United States. We believe that the United States is moving toward electronic payment methods through the use of multiple technologies and away from cash and paper checks for bill payments.

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

Business Solutions Segment

In our Business Solutions segment, which represented 7% of our total consolidated revenues for 2015, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.

Operations

The substantial majority of our revenue in this segment is derived from foreign exchange revenues, which are based on the difference between the exchange rate set by us to the customer and the rate at which we are able to acquire the currency. Customers may make an electronic or wire transfer or remit a check in order to initiate a transaction. Our Internet services are provided through our own websites and also in partnership with others. The significant majority of the segment's revenue was generated outside the United States during all periods presented.

Services

Business Solutions payment transactions are conducted through various channels including the phone and Internet. Payments are made predominately through electronic transfers, but in some situations, checks are remitted. The majority of Business Solutions' business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. For certain payment services such as for law firms and educational institution payments, we provide tailored payment solutions. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments, which usually generate higher revenue per transaction than spot payments.

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

Other

Our remaining businesses, including our money order services, are grouped in the "Other" category, which also includes costs for the review and closing of acquisitions.

Consumers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

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

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2015, we invested approximately $210 million to market, advertise and promote our brands and services, including costs of dedicated marketing personnel. In some regions, our agents have also contributed financial resources to assist with marketing our services.

Risk Management

Our Company has a credit risk management department that evaluates and monitors our credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer transactions particularly through our electronic channels, which include our westernunion.com, account based money transfer and mobile money transfer services, where transactions are originated through means other than cash, and therefore are subject to "chargebacks," insufficient funds, or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our money transfer business. Our credit risk management team monitors fraud risks jointly with our information security and global compliance departments, performs credit reviews before each agent signing, and conducts periodic analyses of agents and certain other parties we transact with directly.

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate risk associated with potential customer defaults, we perform credit reviews on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

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

A key component of the Western Union business model is our ability to manage financial risk associated with conducting transactions worldwide. We settle with the majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of money transfer transactions are paid by the next day after they are initiated and agent settlements occur within a few days in most instances. We also utilize foreign currency exchange contracts, primarily forward contracts, to mitigate the risks associated with currency fluctuations and to provide predictability of future cash flows. We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

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

International Investment

No provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.1 billion as of December 31, 2015, as we have reinvested and expect to continue to reinvest these earnings outside the United States indefinitely. Over the last several years, such earnings have been used to pay for our international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. However, if we are unable to utilize accumulated earnings outside of the United States and we repatriate these earnings to the United States in the form of actual or constructive dividends, we would be subject to significant United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and many other countries and jurisdictions, including the European Union. These include an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program comprised of policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. As of December 31, 2015, these programs included approximately 2,200 dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents' compliance activities. In 2015, we spent approximately $200 million on our compliance and regulatory programs.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act in the United States, as amended (collectively, the "BSA"), and similar laws and regulations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. In addition to United States federal laws and regulations, many other countries and states impose similar and, in some cases, more stringent requirements. These requirements also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents inside and outside the United States, and certain states also require money transfer companies to conduct due diligence reviews of their agents and subagents. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent agreements being reached with Western Union, other money transfer providers and several large financial institutions.

Economic and trade sanctions programs administered by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC") and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, their governments, and in certain circumstances, their nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. We provide limited money transfer and payments services to individuals in Cuba, Syria and Sudan in accordance with United States laws authorizing such services and pursuant to and as authorized by advisory opinions of, or specific or general licenses issued by, OFAC.

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

Outside of the United States, our money transfer business is subject to some form of regulation in almost all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, agent registration requirements, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer and controls on the rates of exchange between currencies. They also include laws and regulations intended to detect and prevent money laundering or terrorist financing, including obligations to collect and maintain information about consumers, recordkeeping, reporting and due diligence, and supervision of agents and subagents similar to and in some cases exceeding those required under the BSA. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services.

The Payment Services Directive ("PSD") in the European Union ("EU") and similar laws in other jurisdictions have imposed rules on payment service providers like Western Union. In particular, Western Union is responsible for the regulatory compliance of our agents and their subagents who are engaged by one of our payments institution subsidiaries. Thus, the costs to monitor our agents and the risk of adverse regulatory action against us because of the actions of our agents in those areas have increased. The majority of our EU business is managed through our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. Under the PSD and similar laws in certain other jurisdictions, we are subject to requirements such as investment safeguarding rules and periodic examinations similar to those we are subject to in the United States. These rules have resulted in increased compliance costs and may lead to increased competition in our areas of service. Additional countries may adopt legislation similar to these laws. The PSD, as well as legislation in other countries, has also allowed an increased number of non-bank entities to become money transfer agents, allowing Western Union and other money transfer providers to expand their agent networks in these countries but also resulting in increased competition.

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed a settlement agreement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona and required us to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Southwest Border Agreement, we have made and expect to make certain investments in our compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. We have incurred, and expect to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of recommendations related to our compliance programs, which we are implementing, including programs related to our Business Solutions segment. On January 31, 2014, the Southwest Border Agreement was amended to extend its term until December 31, 2017 (the "Amendment"). The Amendment imposes additional obligations on the Company and WUFSI in connection with WUFSI’s anti-money laundering compliance programs and cooperation with law enforcement. See Part I, Item 1A, Risk Factors - "Western Union is the subject of governmental investigations and consent agreements with or enforcement actions by regulators" and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies," for more information on the Southwest Border Agreement, including the potential impact on our business.

Regulators worldwide are exercising heightened supervision of money transfer providers and requiring increasing efforts to ensure compliance. As a result, we are experiencing increasing compliance costs related to customer, agent, and subagent due diligence, verification, transaction approval, disclosure, and reporting requirements, including requirements to report transaction data to a greater extent or frequency than previously required, along with other requirements that have had and will continue to have a negative impact on our business, financial condition, and results of operations.

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

•	impose minimum capital or other financial requirements on us or our agents and their subagents;

•	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•	require enhanced disclosures to our money transfer customers;

•	require the principal amount of money transfers originated in a country to be invested in that country or held in trust until they are paid;

•	limit the number or principal amount of money transfers which may be sent to or from the jurisdiction, whether by an individual, through one agent or in aggregate;

•	impose taxes or fees on money transfer transactions;

•	restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country; and

•	prohibit or limit exclusive arrangements with our agents and subagents.

Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Similar Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became United States federal law in 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the "CFPB") whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices. The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a consumer's request. We have modified certain of our systems, business practices, service offerings or procedures to comply with these regulations. We also face liability for the failure of our money transfer agents to comply with the rules and have implemented and are continuing to implement additional policies, procedures, and oversight measures designed to foster compliance by our agents. The extent of our, and our agents' implementation of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. The CFPB has also implemented a direct portal for gathering information regarding consumer complaints in the money transfer area. It is likely that this effort will lead to additional regulatory scrutiny.

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission, as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions we may enter into in the future may be subject to centralized clearing and margin requirements and certain of our other transactions may become so in the future. Other jurisdictions outside of the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of forward contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. For further discussion of these risks, see Part I, Item 1A, Risk Factors - "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows."

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

Privacy Regulations and Information Security Standards

We must collect, transfer, disclose, use and store personal information in order to provide our services. These activities are subject to information security standards, data privacy, data breach and related laws and regulations in the United States and other countries. In the United States, data privacy and data breach laws such as the federal Gramm-Leach-Bliley Act and various state laws apply directly to a broad range of financial institutions including money transfer providers like Western Union, and indirectly to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission ("FTC") has an on-going program of investigating the privacy practices of companies and has commenced enforcement actions against many, resulting in multimillion dollar settlements and multi-year agreements governing the settling companies' privacy practices. The FTC, CFPB, and several states have expanded their area of concern to include privacy practices related to online and mobile applications. Many state laws require us to provide notification to affected individuals, state officers and consumer reporting agencies in the event of a data breach of computer databases or physical documents that contain certain types of non-public personal information and present a risk for unauthorized use or potential harm.

The collection, transfer, disclosure, use and storage of personal information required to provide our services is subject to data privacy laws in countries outside of the United States, such as laws adopted pursuant to the EU's 95/46 EC Directive of the European Parliament, and other national and provincial laws throughout the world. In some cases, these laws are more restrictive than the Gramm-Leach-Bliley Act and impose more stringent duties on companies. As in the United States, areas of concern include online and mobile applications. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and give individuals certain access and correction rights with respect to their personal information and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. The European Parliament and the Council of the European Union are expected to adopt a comprehensive general data privacy regulation (“GDPR”) in 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR is anticipated to take effect in mid-2018. We are analyzing the GDPR to determine its potential effects on our business practices. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices.

These regulations, laws and industry standards also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines. Western Union maintains and upgrades its systems and processes to protect the security of our computer systems, software, networks and other technology assets. For further discussion of these risks, see Part I, Item 1A, Risk Factors - "Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows."

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, Western Union has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual's right to privacy - may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its regulatory responsibilities in all material respects, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

Banking Regulations

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

Employees and Labor

As of December 31, 2015, our businesses employed approximately 10,000 employees, of which approximately 8,000 employees are located outside the United States.

Available Information

The Western Union Company is a Delaware corporation and its principal executive offices are located at 12500 East Belford Avenue, Englewood, CO, 80112, telephone (866) 405-5012. The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the "Investor Relations" portion of the Company's website, www.westernunion.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC"). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Executive Officers of the Registrant

As of February 19, 2016, our executive officers consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	55	President, Chief Executive Officer and Director
Rajesh K. Agrawal	50	Executive Vice President, Chief Financial Officer
Odilon Almeida	54	Executive Vice President and President, Americas and European Union
Elizabeth G. Chambers	53	Executive Vice President, Chief Strategy and Product Officer
John R. Dye	56	Executive Vice President, General Counsel and Secretary
Jean Claude Farah	45	Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe & CIS
Diane Scott	45	Executive Vice President, Chief Marketing Officer
J. David Thompson	49	Executive Vice President, Global Operations and Chief Information Officer
Richard L. Williams	50	Executive Vice President, Chief Human Resources Officer

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

Rajesh K. Agrawal is our Executive Vice President (from November 2011) and Chief Financial Officer (from July 2014) and served as Executive Vice President and Interim Chief Financial Officer from January 2014 to July 2014. Prior to January 2014, Mr. Agrawal served as President, Western Union Business Solutions from August 2011. Prior to August 2011, Mr. Agrawal served as General Manager, Business Solutions from November 2010, and as Senior Vice President of Finance for Business Units from August 2010 to November 2010. Previously, Mr. Agrawal served as Senior Vice President of Finance of the Company's Europe, Middle East, and Africa and Asia Pacific regions from July 2008 to August 2010, and as Senior Vice President and Treasurer of Western Union from June 2006 to May 2008. Mr. Agrawal joined Western Union in 2006. Prior to that time, Mr. Agrawal served as Treasurer and Vice President of Investor Relations at Deluxe Corporation, and worked at General Mills, Inc., Chrysler Corporation, and General Motors Corporation.

Odilon Almeida is our Executive Vice President and President, Americas and European Union (from January 2014). From January 2013 through December 2013, Mr. Almeida was Senior Vice President and President for the Americas region for Western Union. Mr. Almeida joined Western Union in 2002 and has held roles of increasing responsibility, including Regional Vice President, Southern Cone, Americas from December 2002 to December 2006; Regional Vice President and Managing Director, South America region from January 2007 to November 2007; Senior Vice President and Managing Director, South America region from December 2007 to November 2010; and Senior Vice President and Managing Director for the Latin America and Caribbean region from December 2010 to December 2012. Prior to joining Western Union, Mr. Almeida worked at FleetBoston Financial, The Coca-Cola Company and Colgate-Palmolive in Brazil, Canada, Mexico and the United States. Mr. Almeida is a director of Millicom International Cellular S.A.

Elizabeth G. Chambers is our Executive Vice President and Chief Strategy and Product Officer. Prior to taking this position in November 2015, Ms. Chambers was Chief Marketing and Business Development Officer at the international law firm Freshfields Bruckhaus Deringer from March 2011 to June 2015. Ms. Chambers served as Chief Marketing Officer of retail and commercial banking and Barclaycard at Barclays from June 2006 to November 2010, where she also led Barclaycard’s co-branded credit card issuing business in the United Kingdom for three years. Prior to joining Barclays, Ms. Chambers held a variety of strategy, marketing and new business development roles at Bingham McCutchen LLP from 2004 to 2006, Bank of America from 2002 to 2004 and the Reader’s Digest Association from 1998 to 2002. Earlier in her career, Ms. Chambers was a Partner in the Financial Institutions and Organization practices at McKinsey & Company. Ms. Chambers started her career as a financial analyst with Morgan Stanley & Co.

John R. Dye is our Executive Vice President, General Counsel and Secretary. Prior to taking this position in November 2011, Mr. Dye was Senior Vice President, Interim General Counsel and Corporate Secretary of the Federal Home Loan Mortgage Corporation ("FHLMC") from July 2011. From July 2007 to July 2011, Mr. Dye served as Senior Vice President, Principal Deputy General Counsel Corporate Affairs, of FHLMC. Prior to joining FHLMC, Mr. Dye served as Associate General Counsel at Citigroup Inc. from August 1999 to July 2007, and as Senior Vice President and Senior Counsel at Salomon Smith Barney from 1994 to 1999. Prior to that time, Mr. Dye was an attorney at the law firm of Brown & Wood. Mr. Dye is a member of the Colorado State Banking Board. Mr. Dye is also Chairman of the Board of the Western Union Foundation.

Jean Claude Farah is our Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe and CIS (from December 2013). From March 2009 to December 2013, Mr. Farah served as Senior Vice President for the Middle East and Africa region at Western Union. Mr. Farah joined Western Union in 1999 as Marketing Manager, Middle East & North Africa. He has held a variety of progressively responsible positions with the company, including Regional Director from March 2003 to June 2005, Regional Vice President from June 2005 to March 2009 and Senior Vice President for the Middle East, Pakistan and Afghanistan region. Mr. Farah started his career in 1995 with Renault SA. Prior to joining Western Union, he was Area Manager for Orangina Pernod Ricard.

Diane Scott is our Executive Vice President, Chief Marketing Officer (from April 2011). From December 2012 to March 2014, Ms. Scott was also our Chief Product Officer. In addition, from August 2011 to December 2012, Ms. Scott served as President, Western Union Ventures. Prior to April 2011, Ms. Scott was Senior Vice President, Marketing, Americas since March 2009. From March 2008 to March 2009, Ms. Scott served as Vice President, Marketing Services, and General Manager, Domestic Money Transfer. From March 2007 to March 2008, Ms. Scott served as Vice President, Domestic Money Transfer and Marketing Services, and from January 2005 to March 2007, she served as Vice President and General Manager, Domestic Money Transfer. Ms. Scott joined Western Union in 2001. Prior to joining Western Union, Ms. Scott held marketing positions with Izodia plc, US West Communications Inc., and various advertising agencies. Ms. Scott will separate from the Company on March 15, 2016 and will be eligible for benefits under the Company’s Severance/Change in Control Policy (Executive Committee Level).

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

Richard L. Williams is our Executive Vice President, Chief Human Resources Officer (from October 2013). Mr. Williams previously served as Interim Chief Human Resources Officer from March 2013 to October 2013 and as Senior Vice President, Human Resources - Global Consumer Financial Services from June 2011 to October 2013. Mr. Williams joined Western Union in November 2009 as the Vice President of Human Resources for the Americas and Global Cards. Before joining Western Union, Mr. Williams worked for Fullerton Financial Holdings (a wholly-owned subsidiary of Temasek Holdings) as its Senior Vice President of Human Resources for Central and Eastern Europe, Middle East and Africa, based in Dubai, United Arab Emirates from September 2007 to October 2009. Previously, Mr. Williams spent 17 years (May 1998 to August 2007 and August 1989 to February 1997) with American Express Company.

ITEM 1A.  RISK FACTORS

There are many factors that affect our business, financial condition, results of operations, and cash flows, some of which are beyond our control. These risks include, but are not limited to, the risks described below. Such risks are grouped according to:

•	Risks Relating to Our Business and Industry;

•	Risks Related to Our Regulatory and Litigation Environment; and

•	Risks Related to the Spin-Off.

You should carefully consider all of these risks.

Risks Relating to Our Business and Industry

Global economic downturns or slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, and difficult conditions in global financial markets and financial market disruptions could adversely affect our business, financial condition, results of operations, and cash flows.

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, and we face certain risks relating to such events, including:

•	Demand for our services could soften, including due to low consumer confidence, high unemployment, or reduced global trade.

•
Our Consumer-to-Consumer money transfer business relies in large part on migration, which brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws, and political or other events (such as war, terrorism or health emergencies) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial condition, results of operations, cash flows, and our cash management strategies, including the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries ("Cash Management Strategies").

•
Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. Reduced job opportunities, especially in retail, healthcare, hospitality, and construction, or overall weakness in the world’s economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions, our financial condition, results of operations, cash flows, and our Cash Management Strategies may be adversely affected.

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

•
Our Business Solutions business is heavily dependent on global trade. A downturn in global trade or the failure of long-term import growth rates to return to historic levels could have an adverse effect on our business, financial condition, results of operations, cash flows, and our Cash Management Strategies. Additionally, as customer hedging activity in our Business Solutions business generally varies with currency volatility, we have experienced and may experience in the future lower foreign exchange revenues in periods of lower currency volatility.

•
Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor, "We face credit, liquidity and fraud risks from our agents, consumers and businesses that could adversely affect our business, financial condition, results of operations, and cash flows."

•
The market value of the securities in our investment portfolio may substantially decline. The impact of that decline in value may adversely affect our liquidity, financial condition, and results of operations.

•
The counterparties to the derivative financial instruments that we use to reduce our exposure to various market risks, including changes in interest rates and foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. This includes the exposure generated by the Business Solutions business, where we write derivative contracts to our customers as part of our cross-currency payments business, and we typically hedge the net exposure through offsetting contracts with established financial institution counterparties. That failure could have an adverse effect on our financial condition, results of operations, and cash flows.

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

•
The third-party service providers on whom we depend may experience difficulties in their businesses, which may impair their ability to provide services to us and have a potential impact on our own business. The impact of a change or temporary stoppage of services may have an adverse effect on our business, financial condition, results of operations, and cash flows.

•
Banks upon which we rely to conduct our business could fail or be unable to satisfy their obligations to us. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.

•
Insurers we utilize to mitigate our exposures to litigation and other risks may be unable to or refuse to satisfy their obligations to us, which could have an adverse effect on our liquidity, financial condition, results of operations, and cash flows.

•
If market disruption and volatility occurs, we could experience difficulty in accessing capital on favorable terms and our business, financial condition, results of operations, and cash flows could be adversely impacted.

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers and a number of other types of service providers, including electronic, mobile and Internet-based services, and from digital currencies and related protocols, and other innovations in technology and business models. Our future growth depends on our ability to compete effectively in the industry.
Money transfer and business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include consumer money transfer companies, banks, credit unions, card associations, web-based services, mobile money transfer services, payment processors, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, automated teller machine providers and operators, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, and digital currencies. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Distribution network and channel options, such as our electronic channels, which include online, account based and mobile money transfer, have been and may continue to be impacted by increased competition, including from new competitors and the consolidation of competitors and the expansion of their services, which could adversely affect our financial condition, results of operations, and cash flows.
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
As noted below under risk factor "Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows," many of our agents outside the United States are national post offices. These entities are usually governmental organizations that may enjoy special privileges or protections that could allow them to simultaneously develop their own money transfer businesses. International postal organizations could agree to establish a money transfer network among themselves. Due to the size of these organizations and the number of locations they have, any such network could represent significant competition to us.

If customer confidence in our business or in consumer money transfer and payment service providers generally deteriorates, our business, financial condition, results of operations, and cash flows could be adversely affected.

Our business is built on customer confidence in our brands and our ability to provide fast, reliable money transfer and payment services. Erosion in customer confidence in our business, or in consumer money transfer and payment service providers as a means to transfer money, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition, results of operations, cash flows, and our Cash Management Strategies.

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

•
the quality of our services and our customer experience, and our ability to meet evolving consumer needs and preferences, including customer preferences related to our digital services, which include our westernunion.com and mobile money transfer services;

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

Many of our money transfer consumers are migrants. Consumer advocacy groups or governmental agencies could consider migrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If consumer advocacy groups are able to generate widespread support for actions that are detrimental to our business, then our business, financial condition, results of operations, and cash flows could be adversely affected.
Our ability to adopt new technology and develop and gain market acceptance of new and enhanced products and services in response to changing industry and regulatory standards and evolving customer needs poses a challenge to our business.
Our industry is subject to rapid and significant technological changes, with the constant introduction of new and enhanced products and services and evolving industry and regulatory standards and consumer needs and preferences. Our ability to enhance our current products and services and introduce new products and services that address these changes has a significant impact on our ability to be successful. We actively seek to respond in a timely manner to changes in customer (both consumer and business) needs and preferences, technology advances and new and enhanced products and services such as technology-based money transfer and Business Solutions payments services, including Internet, phone-based and other mobile money transfer services. Failure to respond well to these challenges on a timely basis could adversely impact our business, financial condition, results of operations, and cash flows. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternative, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than the model offered by our traditional cash/agent model or our current electronic money transfer model.

Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows.
A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. If we are unable to or elect not to hedge our foreign exchange exposure to the euro against a significant devaluation, the value of our euro-denominated revenue, operating profit and net monetary assets and liabilities would be correspondingly reduced when translated into United States dollars for inclusion in our financial statements. Moreover, if we engage in foreign currency hedging activities related to our revenues, such transactions may help to mitigate the adverse financial effects of an appreciation in the United States dollar relative to other currencies. In an environment of a declining United States dollar relative to other currencies, such hedging transactions could have the effect of limiting the translation benefits on our reported financial results. In addition, our Business Solutions business provides currency conversion and, in certain countries, foreign exchange hedging services to its customers, further exposing us to foreign currency exchange risk. In order to help mitigate these risks, we enter into derivative contracts. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates.
We operate in almost all developing markets throughout the world. In many of these markets, our foreign currency exposure is limited because most transactions are receive transactions and we currently reimburse most of our agents in either United States dollars or euros for the payment of these transactions. However, in certain of these developing markets we generate revenue from send transactions. Our exposure to foreign currency fluctuations in those markets is increased as these fluctuations impact our revenues and operating profits. Typically, in these markets the cost of hedging activities is prohibitive.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. If we are unable to obtain offsetting positions, our business, financial condition, results of operations, and cash flows could be adversely affected.

A substantial portion of our revenue is generated outside of the United States. Repatriating foreign earnings to the United States would, in many cases, result in significant tax obligations because most of these earnings have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We utilize a variety of planning and financial strategies to help ensure that our worldwide cash is available where needed, including decisions related to the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries. Changes in the amounts, timing, and manner by which cash is repatriated (or deemed repatriated) or otherwise made available from our international subsidiaries, including changes arising from new legal or tax rules, disagreements with legal or tax authorities concerning existing rules that are ultimately resolved in their favor, or changes in our operations or business, could result in material adverse effects on our financial condition, results of operations, and cash flows including our ability to pay future dividends or make share repurchases. For further discussion regarding the risk that our future effective tax rates could be adversely impacted by changes in tax laws, both domestically and internationally, see risk factor "Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense" below.

Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Occasionally agents or their subagents have been required by their regulators to cease offering our services, see risk factor "Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity" below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or our ability to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

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

Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows.

We collect, transfer and retain consumer, business, employee and agent data as part of our business. These activities are subject to laws and regulations in the United States and other jurisdictions, see risk factor "Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition" below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and prevent that information from being inappropriately used or disclosed. We have developed and maintain technical and operational safeguards designed to comply with applicable legal requirements. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or the systems of our business partners and service providers and improperly obtain or disclose data about our consumers, business customers, agents, subagents, and/or employees. Further, because a significant and increasing amount of our data is collected and stored by third parties, including providers of cloud-based software services, it is possible that a third party could intentionally or inadvertently disclose personal data in violation of law. Also, in some jurisdictions we transfer data related to our employees, business customers, consumers, subagents, agents and potential employees to third-party vendors in order to perform due diligence and for other reasons. It is possible that a vendor could intentionally or inadvertently disclose such data. Additionally, transactions undertaken through our mobile services may create different risks of fraud, hacking, and other deceptive practices. Any data breach resulting in a compromise of consumer, business, employee or agent data could require us to notify impacted individuals, and in some cases regulators, of a possible or actual breach, expose us to regulatory enforcement action, including fines, limit our ability to provide services, subject us to litigation, damage our reputation, and could adversely affect our business, financial condition, results of operations, and cash flows.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of business. These systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control or that of our service providers. Further, we have been and continue to be the subject of cyber attacks, including distributed denial of service attacks. These attacks are primarily aimed at interrupting our business, exposing us to financial losses, or exploiting information security vulnerabilities. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company's business, although there can be no assurance that a material breach will not occur in the future. Although we have taken steps and made investments to prevent systems disruptions, our measures may not be successful and we may experience system disruptions or other problems in the future. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of which are located outside the United States, could adversely affect our business.

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

We have acquired and may acquire businesses both inside and outside the United States. As of December 31, 2015, we had $3,163.8 million of goodwill comprising approximately 33% of our total assets, including $1,950.1 million of goodwill in our Consumer-to-Consumer reporting unit and $996.0 million of goodwill in our Business Solutions reporting unit. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods. See the "Critical Accounting Policies and Estimates" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, for more detail.

In addition to the risk of goodwill impairment, the acquisition and integration of businesses involve a number of other risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company's people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). In addition, the need in some cases to improve regulatory compliance standards is another risk associated with acquiring companies, see "Risks Related to Our Regulatory and Litigation Environment" below. Acquisitions often involve additional or increased risks including, for example:

•	realizing the anticipated financial benefits from these acquisitions and where necessary, improving internal controls of these acquired businesses;

•	managing geographically separated organizations, systems and facilities;

•	managing multi-jurisdictional operating, tax and financing structures;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	integrating the acquired technologies into our Company;

•	complying with regulatory requirements, including those particular to the industry and jurisdiction of the acquired business;

•	enforcing intellectual property rights in some foreign countries;

•	entering new markets with the services of the acquired businesses; and

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

Integrating operations could cause an interruption of, or divert resources from, one or more of our businesses and could result in the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with an acquisition and the integration of the acquired company's operations could have an adverse effect on our business, financial condition, results of operations, and cash flows.

We face credit, liquidity and fraud risks from our agents, consumers and businesses that could adversely affect our business, financial condition, results of operations, and cash flows.

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

If we are unable to maintain our agent, subagent or global business relationships under terms consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition, results of operations, and cash flows would be adversely affected.

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

Changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enter into or maintain our exclusive arrangements with our current and prospective agents. See risk factor "Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity" below. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition or results of operations by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

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

In our Consumer-to-Business segment, we provide services for making one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, government agencies and other businesses. For example, consumers can make payments to over 15,000 businesses through our Consumer-to-Business services. These relationships are a core component of our payments services, and we derive a substantial portion of our Consumer-to-Business revenue through these relationships. In Business Solutions, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals, and we have relationships with more than 100,000 customers with respect to our payment solutions. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our services or by making it more cumbersome for businesses or consumers to do business with us. We have also had difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies. If we are unable to maintain our current business or banking relationships or establish new relationships under terms consistent with those currently in place, our ability to continue to offer our services may be adversely impacted, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, the Organization for Economic Co-Operation and Development ("OECD") has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting ("BEPS"). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Tax reforms recommended in the BEPS action plan include changes that would impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements that are viewed as causing BEPS. The BEPS action plan was finalized by the OECD on October 5, 2015 and a number of governments, including the European Commission, have already enacted or proposed rules to implement, at least to some degree, changes suggested in the recommendations, while other countries are preparing to do so. Any material change in tax laws or policies, or their interpretation, resulting from these or similar legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations, and cash flows.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2015, the total amount of unrecognized tax benefits was a liability of $113.1 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows. For example, in 2011, we reached an agreement with the United States Internal Revenue Service ("IRS") resolving substantially all of the issues related to the restructuring of our international operations in 2003, which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter and requires cash payments to the IRS and various state tax authorities of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of December 31, 2015. See the "Capital Resources and Liquidity" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our business, financial condition, results of operations, and cash flows could be harmed by adverse rating actions by credit rating agencies.

If our credit ratings are downgraded, or if they are placed under review or revised to have a negative outlook, our business, financial condition, results of operations, and cash flows could be adversely affected and perceptions of our financial strength could be damaged, which could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices, and our banking and other business relationships. In addition, an adverse credit rating by a rating agency, such as a downgrade or negative outlook, could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Although our credit ratings have been downgraded in the past, we still maintain an investment grade rating. Also, a downgrade below investment grade will increase our interest expense under certain of our notes and any significant downgrade could increase our costs of borrowing money more generally or adversely impact or eliminate our access to the commercial paper market, each of which could adversely affect our business, financial condition, results of operations, and cash flows.

We may not realize all of the anticipated benefits from productivity and cost-savings and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and we may experience disruptions in our workforce as a result of those initiatives.

We have engaged in actions and activities associated with productivity improvement initiatives and expense reduction measures. We may implement additional initiatives in future periods. While these initiatives are designed to increase productivity and result in cost savings, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from these initiatives, or the costs to implement them are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

The Western Union and WU brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union or WU trademarks or a diminution in the perceived quality associated with the names would harm our business. Similar to the Western Union and WU trademarks, the Vigo, Orlandi Valuta, Speedpay, Pago Fácil, Western Union Payments, Quick Collect, Quick Pay, Quick Cash, Convenience Pay, Western Union Business Solutions and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

Our intellectual property rights are an important element in the value of our business. Our failure to take appropriate actions against those who infringe upon our intellectual property could adversely affect our business, financial condition, results of operations, and cash flows.

The laws of certain foreign countries in which we do business do not protect intellectual property rights to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings in the United States or in foreign countries could impair our ability to sell our services or license or protect our intellectual property, which could adversely affect our business, financial condition results of operations, and cash flows.

We own patents and patent applications covering various aspects of our processes and services. We have been, are and in the future may be, subject to claims alleging that our technology or business methods infringe intellectual property rights of others, both inside and outside the United States. Unfavorable resolution of these claims could require us to change how we deliver a service, result in significant financial consequences, or both, which could adversely affect our business, financial condition, results of operations, and cash flows.

Material changes in the market value or liquidity of the securities we hold may adversely affect our results of operations and financial condition.

As of December 31, 2015, we held $1.2 billion in investment securities, the substantial majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling approximately $276.7 million as of December 31, 2015. The fair value of these assets held in the trust are compared to the plan's projected benefit obligation of $346.0 million to determine the pension liability of $69.3 million recorded within "Other liabilities" in our Consolidated Balance Sheet as of December 31, 2015. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2015, we had approximately $3.2 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future.

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

Risks Related to Our Regulatory and Litigation Environment

As described under Part I, Item 1, Business, our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states (including licensing requirements), many localities and many other countries and jurisdictions. Laws and regulations to which we are subject include those related to: financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. The failure by us, our agents or their subagents to comply with any such laws or regulations could have an adverse effect on our business, financial condition, results of operations, and cash flows and could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

Our business is subject to a wide range and increasing number of laws and regulations. Liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations has had and we expect will continue to have an adverse effect on our business, financial condition, results of operations, and cash flows.

Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the United States Treasury Department's Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with or involving specified countries, their governments, and in certain circumstances, their nationals, and with certain individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements will continue to increase, perhaps substantially, or our compliance will make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating profit. For example, we made significant additional investments in 2015 in our compliance programs based on the rapidly evolving environment and our internal reviews of the increasingly complex and demanding global regulatory requirements. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the "FCPA") in the United States and similar laws in other countries, such as the Bribery Act in the United Kingdom, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in virtually every country of the world, we face significant risks associated with our obligations under the FCPA, the Bribery Act, and other national anti-corruption laws. Any determination that we have violated these laws could have an adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended (collectively, the "BSA"), and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network ("FinCEN"). We have subsidiaries in Brazil and Austria that are subject to banking regulations. These subsidiaries are also subject to regulation, examination and supervision by the New York Department of Financial Services. Under the Payment Services Directive ("PSD") in the European Union ("EU"), which became effective in late 2009, and similar legislation enacted or proposed in other jurisdictions, we have and will increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, and agent oversight and monitoring requirements, which have increased and will continue to increase our costs. These laws could also increase competition in some or all of our areas of service.

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. While we believe our fraud prevention efforts comply with applicable law, the ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows.

The changes associated with the PSD, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased costs to comply with the new requirements, and in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition, results of operations, and cash flows. Additional countries may adopt similar legislation.

For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents with the PSD when they are acting on behalf of one of our payments institution subsidiaries. The majority of our EU activity is managed through our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. Thus, the risk of adverse regulatory action against Western Union because of actions by its agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Act impose responsibility on us for any related compliance failures of our agents and their subagents.

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape and is expected to continue to adversely affect our financial results. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has and may continue to affect the manner in which we provide our services, see risk factor "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows." Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties.

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

In addition, one state and one United States territory have passed laws imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. Although money transfer services themselves are not generally subject to sales tax elsewhere in the United States, the current budget shortfalls in many jurisdictions, combined with continued federal inaction on comprehensive immigration reform, may lead other states or localities to impose similar taxes or fees. Similar circumstances in foreign countries have invoked and could continue to invoke the imposition of sales, service or similar taxes on money transfer services. A tax or fee exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes or fees. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have an adverse impact on our business, financial condition, results of operations, and cash flows.

Regulators around the world look at each other's approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. Similarly, new laws and regulations in a country, state or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any one new law or regulation are magnified by the potential they have to be replicated, affecting our business in another place or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees and other important aspects of our business, with the same effect. Either of these eventualities could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity.

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

Our regulatory status and the regulatory status of our agents could affect our and their ability to offer our services. For example, we and our agents rely on bank accounts to provide our Consumer-to-Consumer money transfer services. We also rely on bank accounts to provide our payment services. We and our agents are considered Money Service Businesses, or "MSBs," under the BSA, including our Business Solutions operations. An increasing number of banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. Furthermore, we and some of our agents have had difficulty establishing or maintaining banking relationships due to the banks' policies. If we or a significant number of our agents are unable to maintain existing or establish new banking relationships, or if we or these agents face higher fees to maintain or establish new bank accounts, our ability and the ability of our agents to continue to offer our services may be adversely impacted, which would have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Although most of our Orlandi Valuta and Vigo branded agents also offer money transfer services of our competitors, many of our Western Union branded agents have agreed to offer only our money transfer services. While we expect to continue signing certain agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Various jurisdictions, including the European Union and some of its member countries, continue to increase their focus on agent agreements. In addition, over the past several years, several countries in Eastern Europe, the Commonwealth of Independent States, Africa and South Asia, including India, have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions. In addition to legal challenges, certain of our agents and their subagents have refused to enter into exclusive arrangements. See risk factor "If we are unable to maintain our agent, subagent or global business relationships under terms consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition, results of operations, and cash flows would be adversely affected" above. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

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

The changes in WUFSI’s AML program required by the Southwest Border Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, and as described in detail in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies," if WUFSI is not able to implement a successful AML compliance program along the U.S. and Mexico border or timely implement the Monitor’s recommendations, each as determined by the Monitor, the State may pursue remedies under the Southwest Border Agreement and Amendment, including assessment of fines and civil and criminal actions. The Company submitted all of the primary recommendations to the Monitor for review prior to an October 31, 2015 deadline and is currently in the process of demonstrating its compliance with the primary recommendations, but is unable to predict whether the Monitor will conclude that WUFSI has implemented an effective AML compliance program and whether the Monitor's primary and secondary recommendations have been successfully implemented. Should the State pursue remedies under the Southwest Border Agreement, the Company could face significant fines and actions which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Other Matters

As further described under Part I, Item 3, Legal Proceedings, the Company is the subject of ongoing investigations, including by (1) various United States Attorneys' offices; (2) various state attorneys general; and (3) the United States Federal Trade Commission (the "FTC"). Due to the stage and nature of these continuing investigations, the Company is unable to predict their outcome, or the possible loss or range of loss, if any, which could be associated with the resolution of any possible criminal charges or civil claims that may be brought against the Company. Additionally, as it has done in recent years, the Company may enter into consent agreements with governmental authorities (federal, state, local, and foreign) relating to these or other regulatory matters that could require us to make various payments and to take certain measures to enhance our compliance with applicable legal requirements. Should governmental authorities determine to bring criminal charges or civil claims, or if the Company enters into additional consent decrees with governmental authorities, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. Further, the Company regularly receives subpoenas and other requests for documents and information from governmental authorities concerning our business, current or former agents, customers or other third parties. We cooperate with such subpoenas and requests in the ordinary course of our business. However, it is possible that, during the course of any investigation or review by such governmental authorities, allegations of misconduct or wrongdoing could arise regarding Western Union, its employees, current or former agents, customers or other third parties, which could lead to investigations or enforcement actions against us.

The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows.

The Dodd-Frank Act, which became law in the United States on July 21, 2010, calls for significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices ("UDAAP"). The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a consumer's request. In addition, these regulations impose responsibility on us for any related compliance failures of our agents. These requirements have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results and change the way we operate our business. The Dodd-Frank Act and interpretations and actions by the CFPB could also have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make our products less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business.

The CFPB has broad authority to enforce consumer protection laws. The CFPB has a large staff and budget, which is not subject to Congressional appropriation, and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track and solicit consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. For example, in July 2015, Paymap, Inc. ("Paymap"), one of our subsidiaries, and the CFPB reached a settlement agreement regarding Paymap’s marketing of its Equity Accelerator service. Under the terms of the agreement, Paymap agreed to pay approximately $33.4 million in restitution and a $5.0 million civil monetary penalty and agreed to ensure that its marketing practices and materials for the Equity Accelerator Program comply with the Consumer Financial Protection Act's prohibition against UDAAP. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining UDAAP, and new model disclosures. The CFPB's authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB's authority to limit or ban pre-dispute arbitration clauses. In December 2013, the CFPB released the preliminary results of its arbitration study, which is widely viewed as the first step in an effort to restrict the use of such clauses in consumer financial contracts.

We have been and will continue to be subject to examination by the CFPB, which in September 2014 finalized a rule defining "larger participants of a market for other consumer financial products or services" as including companies, such as Western Union, that make at least one million aggregate annual international money transfers. The CFPB has the authority to examine and supervise us and our larger competitors, which will involve providing reports to the CFPB. Based on examination material that has been published by the CFPB, we expect the CFPB to conduct rigorous examinations, which could result in further changes to our operating procedures. The CFPB has used information gained in examinations as the basis for enforcement actions resulting in settlements involving monetary penalties and other remedies.

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

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission, as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions we may enter into in the future may be subject to centralized clearing and margin requirements and certain of our other transactions may become so in the future. Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Additionally, the regulatory regimes for derivatives in the United States and European Union, such as under the Dodd-Frank Act and the European Markets in Financial Instruments Directive known as "MiFID II," are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of forward contracts, may result in additional costs to our business. Other jurisdictions outside of the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these will result in greater costs to us as well.

Western Union is the subject of litigation, including purported class action litigation, which could result in material settlements, fines or penalties.

As a company that provides global financial services primarily to consumers, we are subject to litigation, including purported class action litigation, and regulatory actions alleging violations of consumer protection, anti-money laundering, securities laws and other laws. We also are subject to claims asserted by consumers based on individual transactions. We may not be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement are likely to continue to result in changes to our business, as well as increased costs, supervision and examination for both ourselves and our agents and subagents. These developments in turn may result in additional litigation or other actions. For more information please see Part I, Item 3, Legal Proceedings and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

We are subject to requirements relating to privacy and data use and security under federal, state and foreign laws. For example, the FTC has an on-going program of investigating the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies' privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, the European Parliament and the Council of the European Union are expected to adopt a comprehensive general data privacy regulation (“GDPR”) in 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR is anticipated to take effect in mid-2018. We are analyzing the GDPR to determine its potential effects on our business practices. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Failure to comply with existing or future privacy and data use and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.

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

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial condition, results of operations, and cash flows.

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We had substantial indebtedness as of December 31, 2015, which could make it more difficult to meet these requirements if such requirements are increased. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of settlement assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as settlement assets or these regulators could require our regulated subsidiaries to maintain higher levels of settlement assets. For example, we have seen increased scrutiny from government regulators regarding the sufficiency of our capitalization and the appropriateness of our investments held in order to comply with state and other licensing requirements. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Properties and Facilities

As of December 31, 2015, we had offices in approximately 50 countries, which included four owned facilities and approximately 20 United States and over 400 international leased properties. Our owned facilities included our corporate headquarters located in Englewood, Colorado.

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

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government has interviewed several current and former employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government has indicated that it believes Western Union failed to timely terminate or suspend certain Western Union agents who allegedly paid or forwarded thousands of fraud-induced transactions sent from the United States to various countries from at least 2008 to 2012. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. Further, the government recently served Western Union with a subpoena calling for data relating to transactions sent and received by 43 Nicaraguan agents from October 1, 2008 to October 31, 2013 and transactions sent from the United States to the Bahamas, Peru, Dominican Republic, and Haiti from September 1, 2013 to January 2, 2014 and certain documents relating to those agents. The government also advised the Company that it is investigating concerns the Company was aware there were gaming transactions being sent to Panama, Nicaragua, Haiti, Philippines, Vietnam, the Dominican Republic, Peru, and the Bahamas (in addition to Costa Rica) and that the Company failed to take proper steps to stop the activity. The government has also notified the Company that it is a target of the investigation. The government has interviewed several current and former Western Union employees. The government's investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

The Company has had discussions with the United States Federal Trade Commission (the "FTC") regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a civil investigative demand from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor (the "Monitor") appointed pursuant to the agreement and settlement (the "Southwest Border Agreement") Western Union Financial Services, Inc. entered into with the State of Arizona on February 11, 2010, as amended, including information the Company provided to the Monitor and any reports prepared by the Monitor; and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC's request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. On February 21, 2014, the Company received another civil investigative demand from the FTC requesting the production of all documents relating to complaints made to the Company by or on behalf of consumers relating to fraud-induced money transfers that were sent from or received in the United States since January 1, 2004, except for documents that were already produced to the FTC in response to the first civil investigative demand. On October 7, 2014, the United States Court of Appeals for the Second Circuit entered a summary order reversing in part and vacating and remanding in part the June 6, 2013 order entered by the United States District Court for the Southern District of New York. On October 22, 2014, the Company received another civil investigative demand issued by the FTC requesting documents and information since January 1, 2004 relating to the Company’s consumer fraud program, its policies and procedures governing agent termination, suspension, probation and reactivation, its efforts to comply with its 2005 agreement with 47 states and the District of Columbia regarding consumer fraud prevention, and complaints made to the Company by or on behalf of consumers concerning fraud-induced money transfers that were sent to or from the United States, excluding complaint-related documents that were produced to the FTC in response to the earlier civil investigative demands. The civil investigative demand also seeks various documents concerning approximately 720 agents, including documents relating to the transactions they sent and paid and the Company’s investigations of and communications with them. On July 31, 2015, the Company received another civil investigative demand requesting documents and information relating to the total number of agent and subagent locations in 13 countries annually since 2010, the average and median dollar values for money transfers sent anywhere in the world annually since 2010, copies of the Company’s anti-fraud programs, know your agent policy, know your customer policy, representative agent contracts, transaction data, background investigation documents and fraud complaints associated with four agents in Greece, Peru and Mexico and consumer fraud reports not already produced to the FTC. The Company has responded to each of the civil investigative demands it has received from the FTC. The Company may receive additional civil investigative demands from the FTC, and discussions between the Company and the FTC are ongoing. Due to the investigative stage of the matter and the fact that no claims have been brought, the Company is unable to predict the outcome of the government’s investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible claims that may be brought against the Company.

Shareholder Actions

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. On December 11, 2014, the defendants filed a motion to dismiss the consolidated amended complaint. The Court referred the motion to a Magistrate Judge, who, on April 14, 2015, issued a report and recommendation, which recommended that the defendants’ motion to dismiss be granted and that the consolidated amended complaint be dismissed in full. On April 28, 2015, plaintiffs filed objections to the report and recommendation. On September 29, 2015, the Court (a) overruled in part and sustained in part plaintiffs’ objections to the report and recommendation; (b) adopted in part the recommendation; (c) granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaint; and (d) dismissed the claims against one of the individual defendants and denied the motion as to the remaining defendants. In particular, the Court denied the motion to dismiss as to certain statements made by the Company’s President and Chief Executive Officer and a former executive officer during an investor conference call on July 24, 2012, related to category (3) above concerning the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico. On November 3, 2015, defendants filed an answer to the consolidated amended complaint. On February 5, 2016, plaintiffs notified the Court that a witness on whom they had relied in bringing their claims did not have firsthand knowledge of events occurring at Western Union during calendar year 2012, and that without the witness’ support of their claims the consolidated amended complaint would not have survived the defendants’ motion to dismiss. The same day, plaintiffs voluntarily dismissed the consolidated amended complaint with prejudice.

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

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. (“Speedpay”), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act. On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

In addition to the principal matters described above and the matters described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies," the Company is a party to a variety of other legal matters that arise in the normal course of the Company's business. While the results of these other legal matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect either individually or in the aggregate on the Company's financial condition, results of operations, or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol "WU." There were 3,861 stockholders of record as of February 12, 2016. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock		Dividends
	Market Price		Declared
	High	Low	per Share
2015
First Quarter	$20.87	$16.73	$0.155
Second Quarter	$22.84	$20.02	$0.155
Third Quarter	$20.62	$16.91	$0.155
Fourth Quarter	$19.90	$17.75	$0.155
2014
First Quarter	$17.83	$15.00	$0.125
Second Quarter	$17.38	$14.60	$0.125
Third Quarter	$17.81	$15.97	$0.125
Fourth Quarter	$18.66	$15.32	$0.125

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 1 - 31	908,809	$19.04	901,200	$763.5
November 1 - 30	1,803,029	$19.16	1,797,473	$729.0
December 1 - 31	941,685	$18.51	927,280	$711.9
Total	3,653,523	$18.97	3,625,953
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $711.9 remained available as of December 31, 2015. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, "Stock Compensation Plans" and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2015, the Board of Directors declared quarterly cash dividends of $0.155 per common share payable on December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015. During 2014, the Board of Directors declared quarterly cash dividends of $0.125 per common share payable on December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, cash generated or made available in the U.S., capital requirements, regulatory constraints, industry practice and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will be dependent primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends and distribute cash may be restricted.

On February 9, 2016, the Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on March 31, 2016.

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

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Statements of Income Data:
Revenues (a)	$5,483.7	$5,607.2	$5,542.0	$5,664.8	$5,491.4
Operating expenses (b) (c)	4,374.3	4,466.7	4,434.6	4,334.8	4,106.4
Operating income (a) (b) (c)	1,109.4	1,140.5	1,107.4	1,330.0	1,385.0
Interest income (d)	10.9	11.5	9.4	5.5	5.2
Interest expense (e)	(167.9)	(176.6)	(195.6)	(179.6)	(181.9)
Other income/(expense), net, excluding interest income and interest expense (f)	(10.6)	(7.2)	5.7	12.9	66.3
Income before income taxes (a) (b) (c) (d) (e) (f)	941.8	968.2	926.9	1,168.8	1,274.6
Net income (a) (b) (c) (d) (e) (f) (g)	837.8	852.4	798.4	1,025.9	1,165.4
Depreciation and amortization	270.2	271.9	262.8	246.1	192.6
Cash Flow Data:
Net cash provided by operating activities (h)	$1,071.1	$1,045.9	$1,088.6	$1,185.3	$1,174.9
Capital expenditures (i)	(266.5)	(179.0)	(241.3)	(268.2)	(162.5)
Common stock repurchased (j)	(511.3)	(495.4)	(399.7)	(766.5)	(803.9)
Earnings Per Share Data:
Basic (a) (b) (c) (d) (e) (f) (g) (j)	$1.63	$1.60	$1.43	$1.70	$1.85
Diluted (a) (b) (c) (d) (e) (f) (g) (j)	$1.62	$1.59	$1.43	$1.69	$1.84
Cash dividends declared per common share (k)	$0.62	$0.50	$0.50	$0.425	$0.31
Key Indicators (unaudited):
Consumer-to-Consumer transactions	261.53	254.93	242.34	230.98	225.79

	As of December 31,
(in millions)	2015	2014	2013	2012	2011
Balance Sheet Data:
Settlement assets	$3,308.7	$3,313.7	$3,270.4	$3,114.6	$3,091.2
Total assets	9,458.9	9,890.4	10,121.3	9,465.7	9,069.9
Settlement obligations	3,308.7	3,313.7	3,270.4	3,114.6	3,091.2
Total borrowings	3,225.6	3,720.4	4,213.0	4,029.2	3,583.2
Total liabilities	8,054.0	8,590.0	9,016.6	8,525.1	8,175.1
Total stockholders’ equity	1,404.9	1,300.4	1,104.7	940.6	894.8
____________

(a)
Revenue for the years ended December 31, 2012 and 2011 included $238.5 million and $35.2 million, respectively, of revenue related to Travelex Global Business Payments ("TGBP"), which was acquired in November 2011 and is included in our Business Solutions segment.

(b)
Operating expenses for the year ended December 31, 2011 included $46.8 million of restructuring and related expenses, respectively, associated with a restructuring plan designed to reduce overall headcount and migrate positions from various facilities, primarily within the United States and Europe, to regional operating centers.

(c)
During the year ended December 31, 2015, operating expenses included $35.3 million of expenses as a result of a settlement agreement between the Consumer Financial Protection Bureau and one of our subsidiaries, Paymap, Inc., which operates solely in the United States. For further discussion of this matter, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

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

(h)	Net cash provided by operating activities during the year ended December 31, 2012 was impacted by tax payments of $92.4 million made as a result of the IRS Agreement.

(i)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.

(j)
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $711.9 million remained available as of December 31, 2015. During the years ended December 31, 2015, 2014, 2013, 2012, and 2011, we repurchased 25.1 million, 29.3 million, 25.7 million, 51.0 million, and 40.3 million shares, respectively.

(k)	Cash dividends per share declared quarterly by the Company's Board of Directors were as follows:

Year	Q1	Q2	Q3	Q4
2015	$0.155	$0.155	$0.155	$0.155
2014	$0.125	$0.125	$0.125	$0.125
2013	$0.125	$0.125	$0.125	$0.125
2012	$0.10	$0.10	$0.10	$0.125
2011	$0.07	$0.08	$0.08	$0.08

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of money movement and payment services, operating in three business segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. Our multi-currency, real-time money transfer service is viewed by us as one interconnected global network where a money transfer can be sent from one location to another, around the world. Our money transfer services are available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through websites, mobile devices, and account-based services.

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

•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment's business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

All businesses that have not been classified in the above segments are reported as "Other" and include our money order and other businesses and services, in addition to costs for the review and closing of acquisitions.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2015 compared to the same period in 2014 and the year ended December 31, 2014 compared to the same period in 2013. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP").

Our operating income for the year ended December 31, 2015 was negatively impacted by $35.3 million of expenses recorded in the second quarter of 2015 for a settlement agreement between the Consumer Financial Protection Bureau (the "CFPB") and one of our subsidiaries, Paymap, Inc., which operates solely in the United States, related to restitution, penalties, and other costs (the "Paymap Settlement Agreement"). These charges are reflected within "Selling, general and administrative" expenses in our Consolidated Statements of Income and have been recognized within our Consumer-to-Business operating segment.

The following table sets forth our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013.

				% Change
	Year Ended December 31,			2015	2014
(in millions, except per share amounts)	2015	2014	2013	vs. 2014	vs. 2013
Revenues:
Transaction fees	$3,915.6	$4,083.6	$4,065.8	(4)%	0%
Foreign exchange revenues	1,436.2	1,386.3	1,348.0	4%	3%
Other revenues	131.9	137.3	128.2	(4)%	7%
Total revenues	5,483.7	5,607.2	5,542.0	(2)%	1%
Expenses:
Cost of services	3,199.4	3,297.4	3,235.0	(3)%	2%
Selling, general and administrative	1,174.9	1,169.3	1,199.6	0%	(3)%
Total expenses	4,374.3	4,466.7	4,434.6	(2)%	1%
Operating income	1,109.4	1,140.5	1,107.4	(3)%	3%
Other income/(expense):
Interest income	10.9	11.5	9.4	(5)%	22%
Interest expense	(167.9)	(176.6)	(195.6)	(5)%	(10)%
Derivative gains/(losses), net	1.2	(2.2)	(1.3)	(a)	(a)
Other income/(expense), net	(11.8)	(5.0)	7.0	(a)	(a)
Total other expense, net	(167.6)	(172.3)	(180.5)	(3)%	(5)%
Income before income taxes	941.8	968.2	926.9	(3)%	4%
Provision for income taxes	104.0	115.8	128.5	(10)%	(10)%
Net income	$837.8	$852.4	$798.4	(2)%	7%
Earnings per share:
Basic	$1.63	$1.60	$1.43	2%	12%
Diluted	$1.62	$1.59	$1.43	2%	11%
Weighted-average shares outstanding:
Basic	512.6	533.4	556.6
Diluted	516.7	536.8	559.7
____________

(a)	Calculation not meaningful

Revenues overview

Transaction volume is the primary generator of revenue in our businesses. Transaction fees represent fees that consumers pay when they send money or make payments. Consumer-to-Consumer transaction fees generally vary according to the principal amount of the money transfer and the locations from and to which the funds are sent and received. Additionally, in certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, we generate foreign exchange revenues based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency. In our Consumer-to-Consumer business, foreign exchange revenue is primarily driven by international Consumer-to-Consumer cross-currency transactions. The significant majority of transaction fees and foreign exchange revenues were contributed by our Consumer-to-Consumer segment for all periods presented, which is discussed in greater detail in "Segment Discussion."

We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded.

2015 compared to 2014

During the year ended December 31, 2015 compared to 2014, consolidated revenues decreased 2% primarily due to the strengthening of the United States dollar compared to foreign currencies, which negatively impacted revenue by 6%, net of the impact of foreign currency hedges. This decrease was partially offset by transaction growth of 3% in our Consumer-to-Consumer segment for the year ended December 31, 2015.

Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the year ended December 31, 2015 of $322.6 million over the previous year. Foreign currency hedges benefited revenues by $77.8 million for the year ended December 31, 2015.

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

Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the year ended December 31, 2014 of $157.5 million over the previous year. Foreign currency hedges benefited revenues by $1.6 million for the year ended December 31, 2014.

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

Cost of services

Cost of services primarily consists of agent commissions, which represented more than 60% of total cost of services for the year ended December 31, 2015. Cost of services decreased for the year ended December 31, 2015 compared to the prior year due to variable costs that generally fluctuate with revenues, including agent commissions, and benefits from and lower costs related to productivity and cost-savings initiatives, partially offset by increased technology expenses. For further discussion of our productivity and cost-savings initiatives, see Note 3 to Part II, Item 8, Financial Statement and Supplementary Data.

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

Selling, general and administrative

Selling, general and administrative expenses were flat for the year ended December 31, 2015 compared to the prior year and were impacted by the Paymap Settlement Agreement, increased incentive compensation expenses, and increased compliance program costs (see "Enhanced regulatory compliance"), partially offset by benefits from and lower costs related to productivity and cost-savings initiatives. Additionally, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

Selling, general and administrative expenses decreased for the year ended December 31, 2014 compared to the prior year due to benefits from our productivity and cost-savings initiatives and decreased integration costs related to the acquisition of Travelex Global Business Payments ("TGBP"). During the year ended December 31, 2013, we incurred $19.3 million of integration expenses related to the acquisition of TGBP, consisting primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. These benefits were partially offset by increased compliance program and legal costs. Additionally, fluctuations in the exchange rate between the United States dollar and other currencies resulted in a positive impact on the translation of our expenses.

Total other expense, net
Total other expense, net during the year ended December 31, 2015 compared to the prior year decreased by 3% due to lower interest expense primarily related to lower average debt balances outstanding. Average debt balances outstanding were $3,636.0 million and $3,843.2 million for the years ended December 31, 2015 and 2014, respectively. The decrease in average debt balances outstanding during the year ended December 31, 2015 compared to the prior year was primarily due to the repayment of $500 million of our notes in February 2014, $250 million of our notes in August 2015, and $250 million of our notes in December 2015.

Total other expense, net was materially consistent for the year ended December 31, 2014 compared to the prior year.

Income taxes

Our effective tax rates on pre-tax income were 11.0%, 12.0% and 13.9% for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in our effective tax rate for the year ended December 31, 2015 compared to 2014 was primarily due to various tax planning benefits, some of which are non-recurring, partially offset by changes in the composition of foreign earnings between higher taxed and lower taxed and the combined effects of various discrete items. The decrease in our effective tax rate for the year ended December 31, 2014 compared to 2013 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes, and changes in tax contingency reserves, partially offset by changes in the composition of earnings between foreign and domestic.

We continue to benefit from a significant proportion of profits being foreign-derived and generally taxed at lower rates than our combined federal and state tax rates in the United States. For the years ended December 31, 2015, 2014 and 2013, 103%, 96% and 103%, respectively, of our pre-tax income was derived from foreign sources. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2015, the total amount of tax contingency reserves was $113.1 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the years ended December 31, 2015, 2014 and 2013, basic earnings per share were $1.63, $1.60 and $1.43, respectively, and diluted earnings per share were $1.62, $1.59 and $1.43, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2015, 2014 and 2013, there were 6.0 million, 15.5 million and 21.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share for the years ended December 31, 2015 and 2014 compared to the prior year increased due to lower weighted-average shares outstanding. Earnings per share for the year ended December 31, 2014 also increased due to the previously described factors impacting net income. For both the years ended December 31, 2015 and 2014 compared to the prior year, the lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

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

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Consumer-to-Consumer	79%	80%	80%
Consumer-to-Business	12%	11%	11%
Business Solutions	7%	7%	7%
Other	2%	2%	2%
	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2015, 2014 and 2013.

				% Change
	Year Ended December 31,			2015	2014
(dollars and transactions in millions)	2015	2014	2013	vs. 2014	vs. 2013
Revenues:
Transaction fees	$3,221.0	$3,421.8	$3,396.1	(6)%	1%
Foreign exchange revenues	1,057.1	998.9	981.3	6%	2%
Other revenues	65.8	65.1	56.2	1%	16%
Total revenues	$4,343.9	$4,485.8	$4,433.6	(3)%	1%
Operating income	$1,042.0	$1,050.4	$1,030.4	(1)%	2%
Operating income margin	24%	23%	23%
Key indicator:
Consumer-to-Consumer transactions	261.53	254.93	242.34	3%	5%

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

	Year Ended December 31,
	As Reported		Foreign Exchange Translation Impact		Constant Currency Growth (a)
	2015	2014	2015	2014	2015	2014
Consumer-to-Consumer revenue growth/(decline):
Europe and CIS	(9)%	0%	(10)%	(1)%	1%	1%
North America	(1)%	1%	(1)%	0%	0%	1%
Middle East and Africa	(4)%	2%	(5)%	(1)%	1%	3%
Asia Pacific ("APAC")	(6)%	0%	(5)%	(2)%	(1)%	2%
Latin America and the Caribbean ("LACA") (b)	2%	(6)%	(7)%	(8)%	9%	2%
westernunion.com	21%	28%	(5)%	(1)%	26%	29%
Total Consumer-to-Consumer revenue growth/(decline):	(3)%	1%	(6)%	(2)%	3%	3%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the U.S. dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.

(b)
For the years ended December 31, 2015 and 2014 compared to the prior year, the foreign exchange translation impact is primarily the result of fluctuations in the exchange rate between the United States dollar and various South American currencies.

The table below sets forth transaction changes by geographic region and westernunion.com compared to the prior year and revenues as a percentage of consolidated revenue for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Consumer-to-Consumer transaction growth/(decline):
Europe and CIS	1%	9%
North America	4%	3%
Middle East and Africa	(1)%	3%
APAC	(4)%	1%
LACA	7%	3%
westernunion.com	26%	39%

Consumer-to-Consumer revenue as a percentage of consolidated revenue:
Europe and CIS	20%	21%
North America	19%	19%
Middle East and Africa	16%	16%
APAC	11%	12%
LACA	8%	8%
westernunion.com	5%	4%

We provide domestic money transfer services (transactions between and within the United States and Canada), which are included in North America and westernunion.com in the tables above. These services represented approximately 8% of our consolidated revenue for each of the years ended December 31, 2015, 2014, and 2013.

Our consumers transferred $81.6 billion, $85.4 billion, and $82.0 billion in Consumer-to-Consumer principal for the years ended December 31, 2015, 2014 and 2013, respectively, of which $73.6 billion, $77.2 billion, and $73.9 billion related to cross-border principal, for the same corresponding periods described above.

Revenues

2015 compared to 2014
Consumer-to-Consumer money transfer revenue decreased 3% for the year ended December 31, 2015 compared to the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 6% for the year ended December 31, 2015. This decline was partially offset by transaction growth of 3%.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the year ended December 31, 2015 of $256.0 million over the previous year. Foreign currency hedges benefited revenues by $77.8 million for the year ended December 31, 2015.
Our Europe and CIS region experienced decreased revenue of 9% for the year ended December 31, 2015 compared to the prior year and transaction growth of 1%. Fluctuations in the exchange rate between the United States dollar and the euro and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 10% for the year ended December 31, 2015. Transaction declines in Russia also contributed to the decrease in revenue.
Our North America region experienced decreased revenue of 1% for the year ended December 31, 2015 compared to the prior year and transaction growth of 4%. The decrease in revenue was primarily due to declines in our retail domestic money transfer services in the United States, which moderated in the second half of 2015, and fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, which negatively impacted revenue by 1% for the year ended December 31, 2015. Our retail domestic money transfer revenues were negatively impacted by pricing actions taken by competitors in the retail money transfer market and subsequent pricing reductions we implemented beginning in the second quarter of 2015. These declines were partially offset by transaction growth in our United States outbound services, including our United States to Mexico and Latin America corridors.
Our Middle East and Africa region experienced decreased revenue of 4% for the year ended December 31, 2015 compared to the prior year, on decreased transactions of 1%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 5% for the year ended December 31, 2015. Transaction declines in several African countries also contributed to the decrease in revenue, partially offset by strength in Saudi Arabia and the United Arab Emirates.
Our APAC region experienced decreased revenue of 6% for the year ended December 31, 2015 compared to the prior year, on decreased transactions of 4%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 5% for the year ended December 31, 2015. Transaction declines in the Philippines and other Asian inbound markets also contributed to the decrease in revenue, partially offset by growth in Japan.
Our LACA region experienced revenue growth of 2% for the year ended December 31, 2015 compared to prior year, on transaction growth of 7%. The region experienced growth from transactions originated in the United States, as discussed above. The region was also positively impacted by geographic and product mix for the year ended December 31, 2015. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 7% for the year ended December 31, 2015.
Westernunion.com experienced revenue growth of 21% for the year ended December 31, 2015 compared to the prior year on transaction growth of 26%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 5% for the year ended December 31, 2015.

Foreign exchange revenues increased 6% for the year ended December 31, 2015 compared to the prior year, primarily due to increases in foreign exchange spreads, which were largely offset by corresponding reductions in transaction fees in certain corridors.
We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Consumer-to-Consumer net pricing changes had a minimal impact on our revenue for the year ended December 31, 2015.

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

Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the year ended December 31, 2014 of $80.7 million over the previous year. Foreign currency hedges benefited revenues by $1.6 million for the year ended December 31, 2014.

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

Operating income

2015 compared to 2014
Consumer-to-Consumer operating income declined 1% during the year ended December 31, 2015 compared to the prior year. Results for the year ended December 31, 2015 were impacted by increased technology expenses, increased compliance program costs, and increased incentive compensation expenses, partially offset by benefits from and lower costs related to productivity and cost-savings initiatives. Results were also impacted by foreign currency translation, as the strengthening of the United States dollar compared to foreign currencies resulted in lower reported revenues and expenses. Revenue declines are described above. The change in operating margins in the segment was primarily due to benefits from foreign currency hedges, as well as the other factors mentioned above.

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

Consumer-to-Business Segment
The table below sets forth our Consumer-to-Business segment results of operations for the years ended December 31, 2015, 2014 and 2013. To assist in evaluating the comparable periods' results, we are including additional line items in the table below reflecting Consumer-to-Business operating income and operating income margin excluding the effect of the $35.3 million of expenses related to the Paymap Settlement Agreement, recorded in the second quarter of 2015. Operating income, excluding Paymap Settlement Agreement, and operating income margin, excluding Paymap Settlement Agreement, are non-GAAP financial measures and are used by management in evaluating the operating income results and trends of our Consumer-to-Business segment. This disclosure is provided in addition to, and not as a substitute for, operating income and operating income margin on a GAAP basis for the year ended December 31, 2015.

				% Change
	Year Ended December 31,			2015	2014
(dollars in millions)	2015	2014	2013	vs. 2014	vs. 2013
Revenues:
Transaction fees	$612.7	$572.7	$579.1	7%	(1)%
Foreign exchange and other revenues	25.0	26.1	29.4	(4)%	(11)%
Total revenues	$637.7	$598.8	$608.5	6%	(2)%
Operating income	$68.6	$98.7	$121.9	(30)%	(19)%
Less: Paymap Settlement Agreement	35.3	—	—
Operating income, excluding Paymap Settlement Agreement	$103.9	$98.7	$121.9
Operating income margin	11%	16%	20%
Operating income margin, excluding Paymap Settlement Agreement	16%	(a)	(a)
____________________

(a)	Calculation not meaningful or not applicable

Revenues

2015 compared to 2014
For the year ended December 31, 2015 compared to the prior year, Consumer-to-Business revenue increased 6%, primarily due to increases in our bill payments in Argentina and United States electronic bill payments, partially offset by continued declines in our United States cash-based bill payments. The strengthening of the United States dollar against the Argentine peso negatively impacted our Consumer-to-Business revenue growth by 5% for the year ended December 31, 2015.

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

Operating income

2015 compared to 2014
Operating income decreased for the year ended December 31, 2015 when compared to the prior year, primarily due to the Paymap Settlement Agreement and increased technology expenses, partially offset by revenue increases previously described and lower costs related to productivity and cost-savings initiatives as well as benefits from those initiatives. The change in operating margins in the segment was primarily due to the Paymap Settlement Agreement.

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

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2015, 2014 and 2013.

				% Change
	Year Ended December 31,			2015	2014
(dollars in millions)	2015	2014	2013	vs. 2014	vs. 2013
Revenues:
Foreign exchange revenues	$357.2	$363.1	$355.5	(2)%	2%
Transaction fees and other revenues	41.5	41.5	37.4	0%	11%
Total revenues	$398.7	$404.6	$392.9	(1)%	3%
Operating income/(loss)	$2.8	$(12.1)	$(27.0)	(a)	(a)
Operating income/(loss) margin	1%	(3)%	(7)%
____________

(a)	Calculation not meaningful.

Revenues

2015 compared to 2014
For the year ended December 31, 2015 compared to the prior year, Business Solutions revenue decreased 1%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 8% for the year ended December 31, 2015. Revenue from sales of our hedging products increased, primarily in Europe.

2014 compared to 2013

Business Solutions revenue grew 3% for the year ended December 31, 2014 compared to the prior year due to increased customer activity, including the increased use of hedging products. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by approximately 1%.

Operating income/(loss)

2015 compared to 2014
For the year ended December 31, 2015, operating income was generated compared to an operating loss in the prior year primarily due to benefits from and lower costs related to productivity and cost-savings initiatives. The change in operating margins in the segment was due to these same factors.

2014 compared to 2013

For the year ended December 31, 2014, the operating loss decreased compared to the prior year due to decreased TGBP integration expenses and the revenue increases described above, partially offset by higher bank fees and increased compliance program costs. The change in operating loss margins in the segment was due to these same factors.

Other

The following table sets forth Other results for the years ended December 31, 2015, 2014 and 2013.

				% Change
	Year Ended December 31,			2015	2014
(dollars in millions)	2015	2014	2013	vs. 2014	vs. 2013
Revenues	$103.4	$118.0	$107.0	(12)%	10%
Operating income/(loss)	$(4.0)	$3.5	$(17.9)	(a)	(a)
____________

(a)	Calculation not meaningful.

Revenues

2015 compared to 2014
Other revenue decreased for the year ended December 31, 2015 compared to the prior year primarily due to declines in prepaid services and decreased investment income in our money order business.

2014 compared to 2013

Other revenue increased for the year ended December 31, 2014 compared to the prior year primarily due to increases in our retail walk-in foreign exchange services resulting from our acquisition of Fitta, and increased investment income in our money order business, partially offset by declines in our prepaid services.

Operating income/(loss)

2015 compared to 2014
During the year ended December 31, 2015, an operating loss was generated compared to operating income in the prior year due to decreased investment income in our money order business, as noted above.

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

A significant portion of our cash flows from operating activities has been generated from subsidiaries, some of which are regulated entities. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: (1) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations and (2) other legal or regulatory restrictions, including statutory or formalized net worth requirements. Net assets subject to these other legal or regulatory restrictions totaled approximately $300 million as of December 31, 2015, and include assets outside of the United States subject to restrictions from being transferred outside of the countries where these assets are located.

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

We also have the capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in September 2020. As of December 31, 2015, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.

Cash and Investment Securities

As of December 31, 2015 and 2014, we had cash and cash equivalents of $1.3 billion and $1.8 billion, respectively. Approximately $950 million was held by our foreign entities as of both December 31, 2015 and 2014. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within "Settlement assets," were $1.2 billion and $1.5 billion as of December 31, 2015 and 2014, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2015, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2015, 2014 and 2013, cash provided by operating activities was $1,071.1 million, $1,045.9 million and $1,088.6 million, respectively. Cash provided by operating activities is impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of December 31, 2015, we had the following outstanding borrowings (in millions):

5.930% notes due 2016 (a)	$1,000.0
2.875% notes (effective rate of 2.1%) due 2017	500.0
3.650% notes due 2018 (a)	400.0
3.350% notes due 2019 (a)	250.0
5.253% notes due 2020 (a)	324.9
6.200% notes due 2036 (a)	500.0
6.200% notes due 2040 (a)	250.0
Other borrowings	5.5
Total borrowings at par value	3,230.4
Fair value hedge accounting adjustments, net (b)	7.6
Unamortized discount, net	(12.4)
Total borrowings at carrying value (c)	$3,225.6
____________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

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

(c)	As of December 31, 2015, our weighted-average effective rate on total borrowings was approximately 4.8%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2015 and 2014, we had no commercial paper borrowings outstanding. During the years ended December 31, 2015 and 2014, the average commercial paper balance outstanding was $27.0 million and $13.3 million, respectively, and the maximum balance outstanding was $440.0 million and $200.0 million, respectively. We had a maximum balance outstanding of $50 million for one day during the year ended December 31, 2013. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Revolving Credit Facility

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of and during the years ended December 31, 2015 and 2014, we had no outstanding borrowings under our revolving credit facilities. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

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

On August 22, 2013, we issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015 ("2015 Floating Rate Notes"). Interest with respect to the 2015 Floating Rate Notes was payable quarterly in arrears on each February 21, May 21, August 21, and November 21, beginning November 21, 2013, at a per annum rate equal to the three-month LIBOR plus 1.0% (reset quarterly). The 2015 Floating Rate Notes matured and were repaid from our cash balances in August 2015.

On December 10, 2012, we issued $250.0 million and $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2015 ("2015 Fixed Rate Notes") and December 10, 2017 ("2017 Notes"), respectively. The 2015 Fixed Rate Notes matured and were repaid from our cash balances in December 2015. Interest with respect to the 2017 Notes is payable semi-annually in arrears on June 10 and December 10 of each year, currently based on the per annum rate of 2.875%. The interest rate payable on the 2017 Notes will be increased if the debt rating assigned to such notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2017 Notes be increased by more than 2.00% above 2.875% per annum. The interest rate on the 2017 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.875% per annum. We may redeem the 2017 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 40 basis points.
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

On March 30, 2010, we exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 for unsecured notes due April 1, 2020 ("2020 Notes"). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into "Interest expense" over the life of the notes. We may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

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

Our Revolving Credit Facility contains an interest rate margin and facility fee which are determined based on certain of our credit ratings. In addition, the interest rates payable on our 2017 Notes and 2019 Notes can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility contains certain covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, subject to certain exceptions, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the 2016 Notes, 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility requires us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income plus the sum of (a) interest expense; (b) income tax expense; (c) depreciation expense; (d) amortization expense; (e) any other non-cash deductions, losses or charges made in determining net income for such period; and (f) extraordinary losses or charges, minus extraordinary gains, in each case determined in accordance with U.S. generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 9:1 for the year ended December 31, 2015.

For the year ended December 31, 2015, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $266.5 million, $179.0 million and $241.3 million in 2015, 2014 and 2013, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the years ended December 31, 2015, 2014 and 2013, 25.1 million, 29.3 million and 25.7 million shares, respectively, were repurchased for $500.0 million, $488.1 million and $393.6 million, respectively, excluding commissions, at an average cost of $19.96, $16.63 and $15.29 per share, respectively. As of December 31, 2015, $711.9 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2017.

Our Board of Directors declared quarterly cash dividends of $0.155 per common share in all four quarters of 2015, representing $316.5 million in total dividends. Our Board of Directors declared quarterly cash dividends of $0.125 per common share in all four quarters of 2014 and 2013, representing $265.2 million and $277.2 million, respectively, in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 9, 2016, the Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on March 31, 2016.

Debt Service Requirements

Our 2016 and future debt service requirements will include payments on all outstanding indebtedness including any borrowings under our commercial paper program. In October 2016, our 2016 Notes of $1.0 billion will mature. We plan to fund this maturity by refinancing a portion of this debt and repaying a portion using cash, including cash generated from operations.

Our ability to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify acquisitions that align with our long-term strategy.

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

Pension Plan

We have a frozen defined benefit pension plan ("Plan"), for which we had a recorded unfunded pension obligation of $69.3 million and $74.9 million as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, we made contributions of $6.7 million and $13.2 million, respectively, to the Plan. We are not required to make any contributions to the Plan in 2016.

Our most recent measurement date for our pension plan was December 31, 2015. The calculation of the funded status and net periodic benefit cost is dependent upon three primary assumptions: 1) expected long-term return on plan assets; 2) discount rate; and 3) life expectancy trends.

The expected long-term return on plan assets is 7.00% for 2016. As of our December 31, 2015 measurement date, pension plan target allocations were approximately 60% in debt securities, 20% in equity investments, and 20% in alternative investment strategies (e.g. hedge funds, royalty rights and private equity funds). Hedge fund strategy types include, but are not limited to: equity long-short, commodities/currencies, relative value, event driven and multi-strategy. The Plan holds interest rate derivative contracts directly, including interest rate futures that are based on U.S. Treasury bond rates. The Plan may also hold interest rate swaps, under which the Plan is committed to pay or receive a short-term LIBOR-based variable interest rate in exchange for a fixed interest rate. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan's exposure to interest rate volatility and to provide an additional source of return. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 3.52% and 3.27% as of December 31, 2015 and 2014, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

The assumptions related to life expectancy are used to estimate the expected period over which pension benefits will be required to be paid. Projections used for life expectancy are based on mortality tables and mortality improvement tables, which are statistical tables of expected annual mortality rates and expected future mortality improvements, respectively. We utilize a mortality table that we believe best aligns with the underlying demographics and census data of the Plan participants.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$4,468.2	$1,140.6	$1,090.3	$693.3	$1,544.0
IRS Agreement and related state tax payments (b)	100.0	100.0	—	—	—
Estimated pension funding (c)	21.6	—	1.9	10.9	8.8
Unrecognized tax benefits (d)	122.6	—	—	—	—
Foreign currency and interest rate derivative contracts (e)	283.7	269.9	13.8	—	—
Other (f)	13.4	3.3	9.4	0.7	—
Other Contractual Obligations:
Purchase obligations (g)	117.9	75.9	34.4	4.5	3.1
Operating leases	138.5	39.7	57.8	23.9	17.1
Total	$5,265.9	$1,629.4	$1,207.6	$733.3	$1,573.0
____________

(a)
We have estimated our interest payments based on (i) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes and (ii) an estimate of future interest rates on our interest rate swap agreements based on projected LIBOR rates. However, we plan to refinance a portion of our notes maturing in 2016.

(b)
In December 2011, we reached an agreement with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we have made cash payments to the IRS and various state tax authorities of $94.1 million as of December 31, 2015. We have estimated that we will make payments of approximately $100 million in 2016 to cover the remaining portion of the additional tax and interest; however, certain of these payments may be made after 2016.

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

(e)	Represents the liability position of our foreign currency and interest rate derivative contracts as of December 31, 2015, which will fluctuate based on market conditions.
(f)	This line item relates to accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2015.
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

Other Commercial Commitments

We had approximately $85 million in outstanding letters of credit and bank guarantees as of December 31, 2015. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

However, no provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.1 billion as of December 31, 2015, which we have reinvested and expect to continue to reinvest outside of the United States indefinitely. Over the last several years, such earnings have been used to pay for our international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, we would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries which could result in a material impact to our financial condition, results of operations and cash flows in the period such distribution occurred. Determination of the amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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
Our tax contingency reserves for our uncertain tax positions, including those related to the Spin-off, as of December 31, 2015 were $113.1 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations and cash flows.

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
While we expect that our derivative instruments that currently qualify for hedge accounting will continue to meet the conditions for hedge accounting, if hedges do not qualify for hedge accounting, the changes in the fair value of the derivatives used as hedges would be reflected in earnings which could have a significant impact on our reported results. As of December 31, 2015, the cumulative pre-tax unrealized gains classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $39.0 million. As of December 31, 2015, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $7.6 million gain.

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
Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset. If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2015 was $705.0 million. During the years ended December 31, 2015, 2014 and 2013 we recorded immaterial impairments related to other intangible assets.

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
The carrying value of goodwill as of December 31, 2015 was $3,163.8 million which represented approximately 33% of our consolidated assets. As of December 31, 2015, goodwill of $1,950.1 million and $996.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively. The remaining $217.7 million resides in multiple reporting units which are included in either our Consumer-to-Business segment or Other. For the reporting units that comprise Consumer-to-Consumer, Consumer-to-Business, and Other, the fair value of the businesses greatly exceed their carrying amounts.
The fair value of the Business Solutions reporting unit has not significantly exceeded its carrying value in prior years and is sensitive to changes in projections for revenue growth rates and EBITDA margins. However, in the current year, the estimated fair value of the Business Solutions reporting unit increased significantly compared to the prior year. This increase was primarily due to the inclusion of the value derived from recently implemented strategies to optimize cash flow management and global liquidity by furthering our overall ability to utilize international cash balances, including balances generated by our other operating segments, to initially fund global principal payouts for Business Solutions transactions initiated in the United States. The positive impact of these strategies, which would also be available to certain hypothetical market participants, was partially offset by the projected impact of the pending termination of a partner relationship contract.

We did not record any goodwill impairments during the three years ended December 31, 2015.
Legal Contingencies

We are subject to certain claims and litigation that could result in losses, including damages, fines and/or civil penalties, which could be significant, and in some cases, criminal charges. We regularly evaluate the status of legal matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. When a potential loss is considered probable and the reasonable estimate is a range, we accrue on the low end of the range when no amount is a better estimate than any other amount.
Significant judgment is required in determining whether a loss is probable and whether the loss can be reasonably estimated, including determining a loss value within a range. Our judgments are subjective and are based on considerations such as the status of the legal or regulatory proceedings, the merits of our defenses and consultations with in-house and outside legal counsel. As the outcome of claims and litigation is uncertain, accruals are based on the best information available at the time the judgment is made. As additional information becomes available, which may include information we learn through the discovery process, settlement discussions, or rulings by courts, arbitrators or others, we reassess the potential liability related to pending claims and litigation and may revise our estimates.
In determining whether disclosure is appropriate, we evaluate each legal matter to assess if there is at least a reasonable possibility that a material loss or additional material loss may have been incurred beyond those amounts which we have already accrued. If such a reasonable possibility exists, we disclose an estimate of possible loss or range of loss or if such an estimate of possible loss or range of loss cannot be made.
Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate and to the varied range of potential outcomes, the actual outcomes may differ materially from our judgments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide Consumer-to-Consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We settle with the majority of our agents in United States dollars or euros. However, in certain circumstances, we settle in other currencies. We typically require the agent to obtain local currency to pay recipients; thus, we generally are not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on Consumer-to-Consumer revenues denominated primarily in the euro, and to a lesser degree the Canadian dollar, British pound, Australian dollar, Swiss franc, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international Consumer-to-Consumer operations.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

As of both December 31, 2015 and 2014, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million, respectively, based on our forecast of Consumer-to-Consumer unhedged exposure to foreign currency at those dates. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value as of December 31, 2015 of $2.7 billion. Approximately $1.9 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of December 31, 2015, our weighted-average effective rate on total borrowings was approximately 4.8%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $10 million and $12 million annually based on borrowings, net of the impact of hedges, on December 31, 2015 and 2014, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2015 and 2014 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to annual pre-tax income of approximately $19 million and $25 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to credit risk directly from consumer transactions particularly through our electronic channels, where transactions are originated through means other than cash, and therefore are subject to "chargebacks," insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our money transfer business.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE WESTERN UNION COMPANY

All financial statement schedules for The Western Union Company have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective consolidated financial statements or notes thereto.

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

Management assessed the effectiveness of Western Union's internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company's management concluded that as of December 31, 2015, the Company's internal control over financial reporting is effective. Western Union's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, Western Union's independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Western Union Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2015 and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Western Union Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 19, 2016

THE WESTERN UNION COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Transaction fees	$3,915.6	$4,083.6	$4,065.8
Foreign exchange revenues	1,436.2	1,386.3	1,348.0
Other revenues	131.9	137.3	128.2
Total revenues	5,483.7	5,607.2	5,542.0
Expenses:
Cost of services	3,199.4	3,297.4	3,235.0
Selling, general and administrative	1,174.9	1,169.3	1,199.6
Total expenses*	4,374.3	4,466.7	4,434.6
Operating income	1,109.4	1,140.5	1,107.4
Other income/(expense):
Interest income	10.9	11.5	9.4
Interest expense	(167.9)	(176.6)	(195.6)
Derivative gains/(losses), net	1.2	(2.2)	(1.3)
Other income/(expense), net	(11.8)	(5.0)	7.0
Total other expense, net	(167.6)	(172.3)	(180.5)
Income before income taxes	941.8	968.2	926.9
Provision for income taxes	104.0	115.8	128.5
Net income	$837.8	$852.4	$798.4
Earnings per share:
Basic	$1.63	$1.60	$1.43
Diluted	$1.62	$1.59	$1.43
Weighted-average shares outstanding:
Basic	512.6	533.4	556.6
Diluted	516.7	536.8	559.7
Cash dividends declared per common share	$0.62	$0.50	$0.50
____________________
* As further described in Note 6, total expenses include amounts for related parties of $65.5 million, $70.2 million and $80.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$837.8	$852.4	$798.4
Other comprehensive income/(loss), net of tax (Note 13):
Unrealized gains/(losses) on investment securities	(1.1)	4.8	(3.6)
Unrealized gains/(losses) on hedging activities	(7.2)	81.6	(11.1)
Foreign currency translation adjustments	(16.8)	(27.6)	(13.1)
Defined benefit pension plan adjustments	0.1	(8.7)	11.4
Total other comprehensive income/(loss)	(25.0)	50.1	(16.4)
Comprehensive income	$812.8	$902.5	$782.0

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$1,315.9	$1,783.2
Settlement assets	3,308.7	3,313.7
Property and equipment, net of accumulated depreciation of $538.2 and $478.5, respectively	231.8	206.4
Goodwill	3,163.8	3,169.2
Other intangible assets, net of accumulated amortization of $884.4 and $820.0, respectively	705.0	748.1
Other assets	733.7	669.8
Total assets	$9,458.9	$9,890.4
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$606.6	$600.4
Settlement obligations	3,308.7	3,313.7
Income taxes payable	211.5	166.3
Deferred tax liability, net	272.6	305.0
Borrowings	3,225.6	3,720.4
Other liabilities	429.0	484.2
Total liabilities	8,054.0	8,590.0

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 502.4 shares and 521.5 shares issued and outstanding as of December 31, 2015 and 2014, respectively	5.0	5.2
Capital surplus	566.5	445.4
Retained earnings	977.3	968.7
Accumulated other comprehensive loss	(143.9)	(118.9)
Total stockholders' equity	1,404.9	1,300.4
Total liabilities and stockholders' equity	$9,458.9	$9,890.4

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$837.8	$852.4	$798.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67.7	66.6	64.2
Amortization	202.5	205.3	198.6
Deferred income tax benefit	(39.9)	(26.8)	(39.3)
Other non-cash items, net	63.7	49.5	53.3
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(107.4)	(31.1)	(55.4)
Accounts payable and accrued liabilities	14.2	(29.4)	81.1
Income taxes payable	47.1	(39.3)	3.4
Other liabilities	(14.6)	(1.3)	(15.7)
Net cash provided by operating activities	1,071.1	1,045.9	1,088.6
Cash flows from investing activities
Capitalization of contract costs	(122.8)	(73.1)	(119.3)
Capitalization of purchased and developed software	(49.3)	(38.1)	(41.8)
Purchases of property and equipment	(94.4)	(67.8)	(80.2)
Purchase of available-for-sale non-settlement related investments	—	—	(100.0)
Proceeds from sale of available-for-sale non-settlement related investments	—	100.2	—
Purchase of non-settlement related investments and other	(110.9)	—	—
Proceeds from maturity of non-settlement related investments	100.3	—	—
Purchases of held-to-maturity non-settlement related investments	(9.3)	—	—
Acquisition of businesses, net (Note 4)	—	(10.6)	—
Net cash used in investing activities	(286.4)	(89.4)	(341.3)
Cash flows from financing activities
Cash dividends paid	(316.5)	(265.2)	(277.2)
Common stock repurchased (Note 13)	(511.3)	(495.4)	(399.7)
Net proceeds from issuance of borrowings	—	—	497.3
Principal payments on borrowings	(500.0)	(500.0)	(300.0)
Proceeds from exercise of options and other	75.8	14.2	28.9
Net cash used in financing activities	(1,252.0)	(1,246.4)	(450.7)
Net change in cash and cash equivalents	(467.3)	(289.9)	296.6
Cash and cash equivalents at beginning of year	1,783.2	2,073.1	1,776.5
Cash and cash equivalents at end of year	$1,315.9	$1,783.2	$2,073.1
Supplemental cash flow information:
Interest paid	$161.8	$170.8	$193.7
Income taxes paid	$92.8	$179.4	$158.0
See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Balance, December 31, 2012	572.1	$5.7	$332.8	$754.7	$(152.6)	$940.6
Net income	—	—	—	798.4	—	798.4
Stock-based compensation and other	—	—	34.2	—	—	34.2
Common stock dividends	—	—	—	(277.2)	—	(277.2)
Repurchase and retirement of common shares	(26.1)	(0.2)	—	(398.6)	—	(398.8)
Shares issued under stock-based compensation plans	2.8	—	28.6	—	—	28.6
Tax adjustments from employee stock option plans	—	—	(4.7)	—	—	(4.7)
Unrealized losses on investment securities, net of tax	—	—	—	—	(3.6)	(3.6)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(11.1)	(11.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	(13.1)	(13.1)
Defined benefit pension plan adjustment, net of tax	—	—	—	—	11.4	11.4
Balance, December 31, 2013	548.8	5.5	390.9	877.3	(169.0)	1,104.7
Net income	—	—	—	852.4	—	852.4
Stock-based compensation	—	—	39.7	—	—	39.7
Common stock dividends	—	—	—	(265.2)	—	(265.2)
Repurchase and retirement of common shares	(29.8)	(0.3)	—	(495.8)	—	(496.1)
Shares issued under stock-based compensation plans	2.5	—	14.8	—	—	14.8
Unrealized gains on investment securities, net of tax	—	—	—	—	4.8	4.8
Unrealized gains on hedging activities, net of tax	—	—	—	—	81.6	81.6
Foreign currency translation adjustment, net of tax	—	—	—	—	(27.6)	(27.6)
Defined benefit pension plan adjustment, net of tax	—	—	—	—	(8.7)	(8.7)
Balance, December 31, 2014	521.5	5.2	445.4	968.7	(118.9)	1,300.4
Net income	—	—	—	837.8	—	837.8
Stock-based compensation	—	—	42.2	—	—	42.2
Common stock dividends	—	—	—	(316.5)	—	(316.5)
Repurchase and retirement of common shares	(25.7)	(0.3)	—	(512.7)	—	(513.0)
Shares issued under stock-based compensation plans	6.6	0.1	78.9	—	—	79.0
Unrealized losses on investment securities, net of tax	—	—	—	—	(1.1)	(1.1)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(7.2)	(7.2)
Foreign currency translation adjustment, net of tax	—	—	—	—	(16.8)	(16.8)
Defined benefit pension plan adjustment, net of tax	—	—	—	—	0.1	0.1
Balance, December 31, 2015	502.4	$5.0	$566.5	$977.3	$(143.9)	$1,404.9

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

•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment's business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments.

All businesses that have not been classified in the above segments are reported as "Other" and include the Company's money order and other services, in addition to costs for the review and closing of acquisitions.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2015, the amount of net assets subject to these limitations totaled approximately $300 million.

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

For the years ended December 31, 2015, 2014 and 2013, there were 6.0 million, 15.5 million and 21.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Basic weighted-average shares outstanding	512.6	533.4	556.6
Common stock equivalents	4.1	3.4	3.1
Diluted weighted-average shares outstanding	516.7	536.8	559.7

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

The Company maintains cash and cash equivalent balances, including a portion in money market funds, with a group of globally diversified banks and financial institutions. The Company limits the concentration of its cash and cash equivalents with any one institution and regularly reviews investment concentrations and credit worthiness of these institutions.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, consumer chargebacks and insufficient funds, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $41.1 million and $37.2 million as of December 31, 2015 and 2014, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2015, 2014 and 2013, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $60.3 million, $50.7 million and $50.1 million, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2015	2014
Settlement assets:
Cash and cash equivalents	$1,075.7	$834.3
Receivables from selling agents and Business Solutions customers	1,070.4	1,006.9
Investment securities	1,162.6	1,472.5
	$3,308.7	$3,313.7
Settlement obligations:
Money transfer, money order and payment service payables	$2,428.5	$2,356.7
Payables to agents	880.2	957.0
	$3,308.7	$3,313.7

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the lesser of the estimated life of the related assets (generally three to ten years for equipment and furniture and fixtures, and 30 years for buildings) or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred.

Property and equipment consisted of the following (in millions):

	December 31,
	2015	2014
Equipment	$529.8	$464.6
Buildings	87.3	87.8
Leasehold improvements	83.3	81.1
Furniture and fixtures	39.6	32.2
Land and improvements	17.0	17.0
Projects in process	13.0	2.2
Total property and equipment, gross	770.0	684.9
Less accumulated depreciation	(538.2)	(478.5)
Property and equipment, net	$231.8	$206.4

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts charged to expense for depreciation of property and equipment were $67.7 million, $66.6 million and $64.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company's annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2015, 2014 and 2013.

Other Intangible Assets

Other intangible assets primarily consist of acquired contracts, contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts) and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income is amortization expense of $202.5 million, $205.3 million and $198.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table provides the components of other intangible assets (in millions):

	December 31, 2015			December 31, 2014
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization
Acquired contracts	11.3	$624.4	$316.6	$630.8	$374.9
Capitalized contract costs	5.9	541.2	290.4	559.6	276.6
Internal use software	3.2	338.1	53.8	301.6	60.1
Acquired trademarks	24.5	34.7	20.2	36.4	22.7
Projects in process	3.0	23.5	23.5	12.2	12.2
Other intangibles	4.1	27.5	0.5	27.5	1.6
Total other intangible assets	7.8	$1,589.4	$705.0	$1,568.1	$748.1

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2015 is expected to be $183.9 million in 2016, $153.7 million in 2017, $118.2 million in 2018, $82.1 million in 2019, $63.0 million in 2020 and $104.1 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2015, 2014 and 2013.

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

In certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, the Company generates revenue based on the difference between the exchange rate set by the Company to the consumer or business and the rate at which the Company or its agents are able to acquire the currency. This foreign exchange revenue is recorded at the time the related consumer money transfer transaction fee revenue is recognized or at the time a customer initiates a transaction through the Company's Business Solutions payment service operations.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2015, 2014 and 2013 were $166.3 million, $162.7 million and $165.1 million, respectively.

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

Stock-Based Compensation

The Company currently has a stock-based compensation plan that provides for grants of Western Union stock options, restricted stock awards and restricted and unrestricted stock units to employees and non-employee directors of the Company.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding classification and measurement of financial instruments. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The Company is required to adopt the new standard on January 1, 2018. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position, results of operations, and related disclosures.

3.  Productivity and Cost-Savings Initiatives Expenses

During the years ended December 31, 2015, 2014 and 2013, the Company implemented initiatives to improve productivity and reduce costs. A significant majority of the productivity and cost-savings initiatives costs relate to severance and related expenses, including termination benefits received by certain of the Company's former executives. During the years ended December 31, 2015, 2014 and 2013, the Company incurred $11.1 million, $30.3 million, and $56.9 million, respectively, of expenses related to productivity and cost-savings initiatives. During the years ended December 31, 2015, 2014 and 2013, the Company made cash payments of $30.0 million, $42.9 million and $41.8 million, respectively, related to productivity and cost-savings initiatives.

The following table presents the above expenses related to productivity and cost-savings initiatives as reflected in the Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2015	2014	2013
Cost of services	$1.0	$11.6	$24.3
Selling, general and administrative	10.1	18.7	32.6
Total expenses, pre-tax	$11.1	$30.3	$56.9
Total expenses, net of tax	$7.2	$20.2	$40.2
The following table summarizes the above expenses incurred by reportable segment (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
2013 expenses	$43.8	$5.4	$3.6	$4.1	$56.9
2014 expenses	15.7	6.7	7.3	0.6	30.3
2015 expenses	7.6	1.5	1.8	0.2	11.1

As of December 31, 2015 and 2014, amounts remaining to be paid related to productivity and cost-savings initiatives were $14.7 million and $33.6 million, respectively.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Acquisitions

During the first quarter of 2014, the Company acquired the Brazilian retail, walk-in foreign exchange operations of Fitta DTVM S.A. and Fitta Turismo Ltda. for total consideration of $18.5 million. Of the total consideration, $15.6 million was allocated to identifiable intangible assets, the majority of which relates to contractual relationships. The identifiable intangible assets are being amortized over a period of two to twelve years with a weighted average life of ten years. The Company recognized $2.4 million of goodwill related to this acquisition. The valuation of assets acquired was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

The following table presents changes to goodwill for the years ended December 31, 2015 and 2014 (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
January 1, 2014 balance	$1,947.7	$214.7	$996.0	$13.6	$3,172.0
Acquisitions	2.4	—	—	—	2.4
Currency translation	—	(5.0)	—	(0.2)	(5.2)
December 31, 2014 balance	$1,950.1	$209.7	$996.0	$13.4	$3,169.2
Currency translation	—	(5.2)	—	(0.2)	(5.4)
December 31, 2015 balance	$1,950.1	$204.5	$996.0	$13.2	$3,163.8

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $85 million in outstanding letters of credit and bank guarantees as of December 31, 2015. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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
State of Arizona Settlement Agreement

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed a settlement agreement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of recommendations related to the Company's compliance programs, which the Company is implementing, including programs related to the Company's Business Solutions segment.

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

The Amendment requires WUFSI to continue funding the Monitor’s reasonable expenses in $500,000 increments as requested by the Monitor. The Amendment also requires WUFSI to make a one-time payment of $250,000, which was paid in March 2014, and thereafter $150,000 per month for five years to fund the activities and expenses of a money transfer transaction data analysis center formed by WUFSI and a Financial Crimes Task Force comprised of federal, state and local law enforcement representatives, including those from the State. In addition, California, Texas, and New Mexico are participating in the money transfer transaction data analysis center.

The changes in WUFSI’s AML program required by the Southwest Border Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, if WUFSI is not able to implement a successful AML compliance program along the U.S. and Mexico border or timely implement the Monitor’s recommendations, each as determined by the Monitor, the State may pursue remedies under the Southwest Border Agreement and Amendment, including assessment of fines and civil and criminal actions. The Company submitted all of the primary recommendations to the Monitor for review prior to an October 31, 2015 deadline and is currently in the process of demonstrating its compliance with the primary recommendations, but is unable to predict whether the Monitor will conclude that WUFSI has implemented an effective AML compliance program and whether the Monitor's primary and secondary recommendations have been successfully implemented. Based on the stage of this matter, the Company cannot reasonably estimate the possible loss or range of loss, if any. Should the State pursue remedies under the Southwest Border Agreement, the Company could face significant fines and actions which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”) seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government has interviewed several current and former employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government has indicated that it believes Western Union failed to timely terminate or suspend certain Western Union agents who allegedly paid or forwarded thousands of fraud-induced transactions sent from the United States to various countries from at least 2008 to 2012. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. Further, the government recently served Western Union with a subpoena calling for data relating to transactions sent and received by 43 Nicaraguan agents from October 1, 2008 to October 31, 2013 and transactions sent from the United States to the Bahamas, Peru, Dominican Republic, and Haiti from September 1, 2013 to January 2, 2014 and certain documents relating to those agents. The government also advised the Company that it is investigating concerns the Company was aware there were gaming transactions being sent to Panama, Nicaragua, Haiti, Philippines, Vietnam, the Dominican Republic, Peru, and the Bahamas (in addition to Costa Rica) and that the Company failed to take proper steps to stop the activity. The government has also notified the Company that it is a target of the investigation. The government has interviewed several current and former Western Union employees. The government's investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shareholder Action and Other Matters

On December 10, 2013, City of Taylor Police and Fire Retirement System filed a purported class action complaint in the United States District Court for the District of Colorado against The Western Union Company, its President and Chief Executive Officer and a former executive officer of the Company, asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission rule 10b-5 against all defendants. On September 26, 2014, the Court appointed SEB Asset Management S.A. and SEB Investment Management AB as lead plaintiffs. On October 27, 2014, lead plaintiffs filed a consolidated amended class action complaint, which asserts the same claims as the original complaint, except that it brings the claims under section 20(a) of the Exchange Act only against the individual defendants. The consolidated amended complaint also adds as a defendant another former executive officer of the Company. The consolidated amended complaint alleges that, during the purported class period, February 7, 2012 through October 30, 2012, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the competitive advantage the Company derived from its compliance program; (2) the Company’s ability to increase market share, make limited price adjustments and withstand competitive pressures; (3) the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico; and (4) the Company’s progress in implementing an anti-money laundering program for the Southwest Border Area. On December 11, 2014, the defendants filed a motion to dismiss the consolidated amended complaint. The Court referred the motion to a Magistrate Judge, who, on April 14, 2015, issued a report and recommendation, which recommended that the defendants’ motion to dismiss be granted and that the consolidated amended complaint be dismissed in full. On April 28, 2015, plaintiffs filed objections to the report and recommendation. On September 29, 2015, the Court (a) overruled in part and sustained in part plaintiffs’ objections to the report and recommendation; (b) adopted in part the recommendation; (c) granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaint; and (d) dismissed the claims against one of the individual defendants and denied the motion as to the remaining defendants. In particular, the Court denied the motion to dismiss as to certain statements made by the Company’s President and Chief Executive Officer and a former executive officer during an investor conference call on July 24, 2012, related to category (3) above concerning the effect of compliance measures under the Southwest Border Agreement on agent retention and business in Mexico. On November 3, 2015, defendants filed an answer to the consolidated amended complaint. On February 5, 2016, plaintiffs notified the Court that a witness on whom they had relied in bringing their claims did not have firsthand knowledge of events occurring at Western Union during calendar year 2012, and that without the witness’ support of their claims the consolidated amended complaint would not have survived the defendants’ motion to dismiss. The same day, plaintiffs voluntarily dismissed the consolidated amended complaint with prejudice.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed the plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and WUFSI as a defendant. On April 25, 2011, the Company and WUFSI filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. WUFSI also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds, which are included within "Settlement obligations" in the Company's Consolidated Balance Sheets. These fees and other expenses are currently estimated to be approximately $50 million. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. On May 1, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision to overrule the objections filed by the two class members who appealed. On January 11, 2016, the United States Supreme Court denied petitions for certiorari that were filed by the two class members who appealed. On February 1, 2016, pursuant to the settlement agreement and the Court's June 25, 2013 final approval order, Western Union deposited the class members' unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses will be paid. On November 6, 2013, the Attorney General of California notified Western Union of the California Controller’s position that Western Union’s deposit of the unclaimed money transfer funds into the class settlement fund pursuant to the settlement “will not satisfy Western Union’s obligations to report and remit funds” under California’s unclaimed property law, and that “Western Union will remain liable to the State of California” for the funds that would have escheated to California in the absence of the settlement. The State of Pennsylvania and District of Columbia have previously expressed similar views. Other states have also recently expressed concerns about the settlement and many have not yet expressed an opinion. Since some states and jurisdictions believe that the Company must escheat its full share of the settlement fund and that the deductions for class counsel's fees, administrative costs, and other expenses that are required under the settlement agreement are not permitted, there is a reasonable possibility a loss could result up to approximately the amount of those fees and other expenses. However, given the number of jurisdictions involved and the fact that no actions have been brought, the Company is unable to provide a more precise estimate of the range of possible loss.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has had discussions with the United States Federal Trade Commission (the "FTC") regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a civil investigative demand from the FTC requesting that the Company produce (i) all documents relating to communications with the Monitor appointed pursuant to the Southwest Border Agreement, including information the Company provided to the Monitor and any reports prepared by the Monitor; and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC's request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. On February 21, 2014, the Company received another civil investigative demand from the FTC requesting the production of all documents relating to complaints made to the Company by or on behalf of consumers relating to fraud-induced money transfers that were sent from or received in the United States since January 1, 2004, except for documents that were already produced to the FTC in response to the first civil investigative demand. On October 7, 2014, the United States Court of Appeals for the Second Circuit entered a summary order reversing in part and vacating and remanding in part the June 6, 2013 order entered by the United States District Court for the Southern District of New York. On October 22, 2014, the Company received another civil investigative demand issued by the FTC requesting documents and information since January 1, 2004 relating to the Company’s consumer fraud program, its policies and procedures governing agent termination, suspension, probation and reactivation, its efforts to comply with its 2005 agreement with 47 states and the District of Columbia regarding consumer fraud prevention, and complaints made to the Company by or on behalf of consumers concerning fraud-induced money transfers that were sent to or from the United States, excluding complaint-related documents that were produced to the FTC in response to the earlier civil investigative demands. The civil investigative demand also seeks various documents concerning approximately 720 agents, including documents relating to the transactions they sent and paid and the Company’s investigations of and communications with them. On July 31, 2015, the Company received another civil investigative demand requesting documents and information relating to the total number of agent and subagent locations in 13 countries annually since 2010, the average and median dollar values for money transfers sent anywhere in the world annually since 2010, copies of the Company’s anti-fraud programs, know your agent policy, know your customer policy, representative agent contracts, transaction data, background investigation documents and fraud complaints associated with four agents in Greece, Peru and Mexico and consumer fraud reports not already produced to the FTC. The Company has responded to each of the civil investigative demands it has received from the FTC. The Company may receive additional civil investigative demands from the FTC, and discussions between the Company and the FTC are ongoing. Due to the investigative stage of the matter and the fact that no claims have been brought, the Company is unable to predict the outcome of the government’s investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible claims that may be brought against the Company.

In August 2013, the Consumer Financial Protection Bureau (the "CFPB") served Paymap, Inc. ("Paymap"), a subsidiary of the Company which operates solely in the United States, with a civil investigative demand requesting information and documents about Paymap’s Equity Accelerator service, which is designed to help consumers pay off their mortgages more quickly. In August 2014, the CFPB advised the Company of its view that certain aspects of Paymap’s marketing violated the Consumer Financial Protection Act’s prohibition against unfair, deceptive and abusive acts and practices. In July 2015, Paymap agreed to resolve the matter without admitting or denying the CFPB's allegations ("Paymap Settlement Agreement"), and also agreed to pay approximately $33.4 million in restitution and a $5.0 million civil monetary penalty. The Company paid $5.0 million during the third quarter of 2015 and has segregated funds that are included in "Other assets" in the Company's Consolidated Balance Sheets which will be used to pay the remaining $33.4 million. As this matter has been settled, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. (“Speedpay”), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act. On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the years ended December 31, 2015, 2014 and 2013 totaled $65.5 million, $70.2 million and $65.5 million, respectively.

Prior to 2014, the Company had a director who was also a director for a company that held a significant investment in one of the Company's existing agents. This agent had been an agent of the Company prior to the director being appointed to the board. The Company recognized commission expense of $15.1 million for the year ended December 31, 2013 related to this agent during the period the agent was affiliated with the Company's director. In 2014, this director did not stand for re-election as a director with the Company.

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2015, 2014 and 2013 were $8.7 billion, $17.7 billion and $19.0 billion, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of investment securities are as follows (in millions):

December 31, 2015	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,040.3	$1,052.5	$14.2	$(2.0)	$12.2
State and municipal variable rate demand notes	42.9	42.9	—	—	—
Corporate and other debt securities	67.3	67.2	—	(0.1)	(0.1)
	1,150.5	1,162.6	14.2	(2.1)	12.1
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	9.3	9.3	—	—	—
	$1,159.8	$1,171.9	$14.2	$(2.1)	$12.1

December 31, 2014	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
State and municipal debt securities (a)	$1,024.2	$1,038.1	$15.1	$(1.2)	$13.9
State and municipal variable rate demand notes	316.8	316.8	—	—	—
Corporate and other debt securities	70.5	70.5	0.1	(0.1)	—
Short-term state and municipal bond mutual fund	47.1	47.1	—	—	—
	$1,458.6	$1,472.5	$15.2	$(1.3)	$13.9
____________

(a)	The majority of these securities are fixed rate instruments.
There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2015 and 2014.

The following summarizes the contractual maturities of settlement-related debt securities as of December 31, 2015 (in millions):

	Amortized Cost	Fair Value
Due within 1 year	$195.5	$196.0
Due after 1 year through 5 years	499.9	500.9
Due after 5 years through 10 years	394.9	405.5
Due after 10 years	60.2	60.2
	$1,150.5	$1,162.6

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $2.9 million and $40.0 million are included in the "Due after 1 year through 5 years" and "Due after 10 years" categories, respectively, in the table above. The majority of the held-to-maturity foreign corporate debt securities are due within 1 year.

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

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2015	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,052.5	$—	$1,052.5
State and municipal variable rate demand notes	—	42.9	—	42.9
Corporate and other debt securities	—	67.2	—	67.2
Other assets:
Derivatives	—	396.3	—	396.3
Foreign corporate debt securities	—	9.3	—	9.3
Total assets	$—	$1,568.2	$—	$1,568.2
Liabilities:
Derivatives	$—	$283.7	$—	$283.7
Total liabilities	$—	$283.7	$—	$283.7

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2014	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,038.1	$—	$1,038.1
State and municipal variable rate demand notes	—	316.8	—	316.8
Corporate and other debt securities	—	70.5	—	70.5
Short-term state and municipal bond mutual fund	47.1	—	—	47.1
Other assets:
Derivatives	—	423.0	—	423.0
Total assets	$47.1	$1,848.4	$—	$1,895.5
Liabilities:
Derivatives	$—	$317.1	$—	$317.1
Total liabilities	$—	$317.1	$—	$317.1

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No non-recurring fair value adjustments were recorded during the years ended December 31, 2015 and 2014.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 14. As of December 31, 2015, the carrying value and fair value of the Company's borrowings was $3,225.6 million and $3,279.6 million, respectively (see Note 15). As of December 31, 2014, the carrying value and fair value of the Company's borrowings was $3,720.4 million and $3,890.5 million, respectively. The Company's foreign corporate debt securities are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Consolidated Balance Sheets.

The fair value of the assets in the Trust, which holds the assets for the Company's defined benefit plan, is disclosed in Note 11.

9.  Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2015	2014
Other assets:
Derivatives	$396.3	$423.0
Prepaid expenses	83.4	63.0
Amounts advanced to agents, net of discounts	57.1	45.2
Equity method investments	43.3	41.6
Other	153.6	97.0
Total other assets	$733.7	$669.8
Other liabilities:
Derivatives	$283.7	$317.1
Pension obligations	69.3	74.9
Other	76.0	92.2
Total other liabilities	$429.0	$484.2

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(27.0)	$34.7	$(28.4)
Foreign	968.8	933.5	955.3
	$941.8	$968.2	$926.9

For the years ended December 31, 2015, 2014 and 2013, 103%, 96% and 103% of the Company's pre-tax income was derived from foreign sources, respectively.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Federal	$33.2	$57.0	$88.3
State and local	(1.0)	4.9	(3.7)
Foreign	71.8	53.9	43.9
	$104.0	$115.8	$128.5

Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company's foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

The Company's effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	0.4%	0.6%	0.7%
Foreign rate differential, net of U.S. tax paid on foreign earnings (3.4%, 4.3% and 9.2%, respectively)	(24.6)%	(24.0)%	(22.9)%
Other	0.2%	0.4%	1.1%
Effective tax rate	11.0%	12.0%	13.9%

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The decrease in the Company's effective tax rate for the year ended December 31, 2015 compared to 2014 is primarily due to various tax planning benefits, some of which are non-recurring, partially offset by changes in the composition of foreign earnings between higher taxed and lower taxed and the combined effects of various discrete items. The decrease in the Company's effective tax rate for the year ended December 31, 2014 compared to 2013 is primarily due to the combined effect of various discrete items, including those related to foreign currency fluctuations on certain income tax attributes, and changes in tax contingency reserves, partially offset by changes in the composition of earnings between foreign and domestic. The Company continues to benefit from a significant proportion of its profits being foreign-derived and generally taxed at lower rates than its combined federal and state tax rates in the United States. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
The Company's provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$59.6	$76.1	$86.1
State and local	5.4	4.7	8.1
Foreign	78.9	61.8	73.6
Total current taxes	143.9	142.6	167.8
Deferred:
Federal	(26.4)	(19.1)	2.2
State and local	(6.4)	0.2	(11.8)
Foreign	(7.1)	(7.9)	(29.7)
Total deferred taxes	(39.9)	(26.8)	(39.3)
	$104.0	$115.8	$128.5

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2015	2014
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$87.1	$81.8
Tax attribute carryovers	60.2	41.0
Pension obligations	26.5	26.7
Intangibles, property and equipment	7.9	12.1
Other	10.2	13.6
Valuation allowance	(33.2)	(46.6)
Total deferred tax assets	158.7	128.6
Deferred tax liabilities related to:
Intangibles, property and equipment	410.9	428.1
Other	12.5	5.5
Total deferred tax liabilities	423.4	433.6
Net deferred tax liability (a)	$264.7	$305.0
____________

(a)
As of December 31, 2015, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions are reflected in "Other assets" in the Consolidated Balance Sheets.

The valuation allowances are primarily the result of uncertainties regarding the Company's ability to recognize tax benefits associated with certain U.S. foreign tax credit carryforwards, certain foreign net operating losses, and certain foreign undistributed earnings. Such uncertainties include generating sufficient income, generating sufficient U.S. foreign tax credit limitation related to passive income, and demonstrating the ability to distribute certain foreign earnings. Changes in circumstances, or the identification and implementation of relevant tax planning strategies, could make it foreseeable that the Company will recover these deferred tax assets in the future, which could lead to a reversal of these valuation allowances and a reduction in income tax expense.
Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2015, the total amount of tax contingency reserves was $113.1 million, including accrued interest and penalties, net of related items. The Company's tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company's income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company's consolidated financial statements in future periods and could impact operating cash flows.

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

	2015	2014
Balance as of January 1,	$93.4	$117.5
Increases - positions taken in current period (a)	17.1	12.2
Increases - positions taken in prior periods (b)	7.7	5.7
Decreases - positions taken in prior periods (b)	(5.4)	(23.9)
Decreases - settlements with taxing authorities	—	(8.1)
Decreases - lapse of applicable statute of limitations	(5.6)	(7.2)
Decreases - effects of foreign currency exchange rates	(1.6)	(2.8)
Balance as of December 31,	$105.6	$93.4
____________

(a)	Includes recurring accruals for issues which initially arose in previous periods.

(b)	Changes to positions taken in prior periods relate to changes in estimates used to calculate prior period unrecognized tax benefits.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $96.8 million and $82.4 million as of December 31, 2015 and 2014, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Consolidated Balance Sheets. The Company recognized $1.9 million, $1.5 million and $(1.8) million in interest and penalties during the years ended December 31, 2015, 2014 and 2013, respectively. The Company has accrued $17.0 million and $15.1 million for the payment of interest and penalties as of December 31, 2015 and 2014, respectively.

The unrecognized tax benefits accrual as of December 31, 2015 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $26 million during the next 12 months in connection with various matters which may be resolved.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of December 31, 2015. A substantial majority of these payments were made in the year ended December 31, 2012. The Company expects to pay the remaining amount in 2016 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. Discussions with the IRS concerning these adjustments are ongoing. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.

As of December 31, 2015, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.1 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans

Defined Contribution Plans

The Company administers several defined contribution plans in various countries globally, including The Western Union Company Incentive Savings Plan (the "401(k)"), which covers eligible employees on the United States payroll. Such plans have vesting and employer contribution provisions that vary by country. In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k). The aggregate amount charged to expense in connection with all of the above plans was $18.0 million, $17.4 million and $16.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Defined Benefit Plan

The Company has a frozen defined benefit pension plan (the "Plan") and recognizes its funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in "Other liabilities" in the Consolidated Balance Sheets. Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 60% debt securities, 20% equity investments, and 20% alternative investments (e.g., hedge funds, royalty rights and private equity funds) and had a total fair value of $276.7 million and $302.9 million as of December 31, 2015 and 2014, respectively. The significant majority of plan assets fall within either Level 1 or Level 2 of the fair value hierarchy. The benefit obligation associated with the Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Plan was frozen in 1988. The benefit obligation was $346.0 million and $377.8 million and the discount rate assumption used in the measurement of this obligation was 3.52% and 3.27% as of December 31, 2015 and 2014, respectively. The Company’s unfunded pension obligation was $69.3 million and $74.9 million as of December 31, 2015 and 2014, respectively.

The net periodic benefit cost associated with the Plan was $2.8 million for the year ended December 31, 2015 and $3.8 million for both of the years ended December 31, 2014 and 2013. The expected long-term return on plan assets assumption is 7.00% for 2016. The Company made contributions of $6.7 million and $13.2 million to the Plan in the years ended December 31, 2015 and 2014, respectively. No funding to the Plan will be required for 2016. The estimated undiscounted future benefit payments are expected to be $35.0 million in 2016, $33.4 million in 2017, $31.9 million in 2018, $30.4 million in 2019, $28.8 million in 2020 and $120.4 million in 2021 through 2025.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Operating Lease Commitments

The Company leases certain real properties for use as customer service centers and administrative and sales offices. The Company also leases automobiles and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $46.9 million, $54.0 million and $54.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the minimum aggregate rental commitments under all non-cancelable operating leases were as follows (in millions):

Year Ending December 31,
2016	$39.7
2017	33.0
2018	24.8
2019	14.7
2020	9.2
Thereafter	17.1
Total future minimum lease payments	$138.5

13.  Stockholders' Equity

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with shareholders. The major components include unrealized gains and losses on investment securities, unrealized gains and losses from cash flow hedging activities, foreign currency translation adjustments and defined benefit pension plan adjustments.

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

The assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in the foreign country currency compared to the United States dollar. These gains and losses are accumulated in other comprehensive income. When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from "Accumulated other comprehensive loss" and is recognized as a component of the gain or loss on the sale of the subsidiary.

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

	Year Ended December 31,
	2015	2014	2013
Unrealized gains on investment securities, beginning of period	$8.9	$4.1	$7.7
Unrealized gains/(losses)	0.4	15.5	(0.1)
Tax (expense)/benefit	(0.1)	(5.7)	0.1
Reclassification of gains into "Other revenues"	(2.2)	(7.8)	(5.8)
Reclassification of gains into "Interest income"	—	(0.2)	—
Tax expense related to reclassifications	0.8	3.0	2.2
Net unrealized gains/(losses) on investment securities	(1.1)	4.8	(3.6)
Unrealized gains on investment securities, end of period	$7.8	$8.9	$4.1

Unrealized gains/(losses) on hedging activities, beginning of period	$48.6	$(33.0)	$(21.9)
Unrealized gains/(losses)	70.8	84.0	(3.1)
Tax expense	(7.0)	(3.7)	(1.7)
Reclassification of gains into "Transaction fees"	(55.3)	(1.2)	(7.6)
Reclassification of gains into "Foreign exchange revenues"	(22.5)	(0.4)	(2.8)
Reclassification of losses into "Interest expense"	3.6	3.6	3.6
Tax expense/(benefit) related to reclassifications	3.2	(0.7)	0.5
Net unrealized gains/(losses) on hedging activities	(7.2)	81.6	(11.1)
Unrealized gains/(losses) on hedging activities, end of period	$41.4	$48.6	$(33.0)

Foreign currency translation adjustments, beginning of period	$(49.2)	$(21.6)	$(8.5)
Foreign currency translation adjustments	(20.3)	(14.8)	(17.7)
Tax (expense)/benefit	3.5	(12.8)	4.6
Net foreign currency translation adjustments	(16.8)	(27.6)	(13.1)
Foreign currency translation adjustments, end of period	$(66.0)	$(49.2)	$(21.6)

Defined benefit pension plan adjustments, beginning of period	$(127.2)	$(118.5)	$(129.9)
Unrealized gains/(losses)	(9.7)	(24.3)	7.4
Tax (expense)/benefit	2.5	9.0	(3.9)
Reclassification of losses into "Cost of services"	11.4	10.4	12.4
Tax benefit related to reclassifications and other	(4.1)	(3.8)	(4.5)
Net defined benefit pension plan adjustments	0.1	(8.7)	11.4
Defined benefit pension plan adjustments, end of period	$(127.1)	$(127.2)	$(118.5)
Accumulated other comprehensive loss, end of period	$(143.9)	$(118.9)	$(169.0)

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2015, 2014 and 2013 were $316.5 million, $265.2 million and $277.2 million, respectively. Dividends per share declared quarterly by the Company's Board of Directors during the years ended 2015, 2014 and 2013 were as follows:

Year	Q1	Q2	Q3	Q4
2015	$0.155	$0.155	$0.155	$0.155
2014	$0.125	$0.125	$0.125	$0.125
2013	$0.125	$0.125	$0.125	$0.125

On February 9, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on March 31, 2016.

Share Repurchases

During the years ended December 31, 2015, 2014 and 2013, 25.1 million, 29.3 million and 25.7 million shares, respectively, have been repurchased for $500.0 million, $488.1 million and $393.6 million, respectively, excluding commissions, at an average cost of $19.96, $16.63 and $15.29 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of December 31, 2015, $711.9 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2017. The amounts included in the "Common stock repurchased" line in the Company's Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization, described earlier, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

14.  Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar, Australian dollar, Swiss franc, and other currencies, related to forecasted money transfer revenues and on money transfer settlement assets and obligations as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2015, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2015 were as follows (in millions):

Contracts designated as hedges:
Euro	$357.5
Canadian dollar	105.8
British pound	92.5
Australian dollar	46.6
Swiss franc	41.9
Other	84.1
Contracts not designated as hedges:
Euro	$284.6
British pound	149.3
Canadian dollar	113.7
Australian dollar	49.5
Indian rupee	30.2
Swiss franc	27.3
Other (a)	162.2
____________________

(a)	Comprised of exposures to 20 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency — Business Solutions

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company's cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. The resulting foreign exchange revenues from the total portfolio of positions comprise Business Solutions foreign exchange revenues. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of December 31, 2015 was approximately $5.5 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of December 31, 2015 and 2014. Of this aggregate notional amount held at December 31, 2015, $500.0 million related to notes due in 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$7.6	$3.5	Other liabilities	$—	$1.9
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	59.7	66.1	Other liabilities	2.4	3.5
Total		$67.3	$69.6		$2.4	$5.4
Derivatives — undesignated:
Foreign currency — Business Solutions (a)	Other assets	$326.1	$349.4	Other liabilities	$277.1	$310.2
Foreign currency — Consumer-to-Consumer	Other assets	2.9	4.0	Other liabilities	4.2	1.5
Total		$329.0	$353.4		$281.3	$311.7
Total derivatives		$396.3	$423.0		$283.7	$317.1
____________________

(a)
In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in increases in our derivative assets and liabilities that may exceed the growth in the underlying derivatives business.

The following table summarizes the net fair value of derivatives held as of December 31, 2015 and their expected maturities (in millions):

	Total	2016	2017	2018	2019	2020	Thereafter
Foreign currency cash flow hedges — Consumer-to-Consumer	$57.3	$50.3	$7.0	$—	$—	$—	$—
Foreign currency undesignated hedges — Consumer-to-Consumer	(1.3)	(1.3)	—	—	—	—	—
Foreign currency undesignated hedges — Business Solutions	49.0	46.6	2.4	—	—	—	—
Interest rate fair value hedges — Corporate	7.6	—	1.2	1.6	—	4.8	—
Total	$112.6	$95.6	$10.6	$1.6	$—	$4.8	$—
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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2015 and December 31, 2014 (in millions):

Offsetting of Derivative Assets

December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$224.3	$—	$224.3	$(119.2)	$105.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	172.0
Total	$396.3

December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$255.1	$—	$255.1	$(134.8)	$120.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	167.9
Total	$423.0
Offsetting of Derivative Liabilities

December 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$169.6	$—	$169.6	$(119.2)	$50.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	114.1
Total	$283.7

December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$169.3	$—	$169.3	$(134.8)	$34.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	147.8
Total	$317.1

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2015, 2014 and 2013 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives					Gain/(Loss) Recognized in Income on Related Hedged Item (a)				Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount				Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		2015	2014	2013	Hedged Item		2015	2014	2013		2015	2014	2013
Interest rate contracts	Interest expense	$15.2	$17.5	$(8.5)	Fixed-rate debt	Interest expense	$(2.3)	$(4.4)	$19.3	Interest expense	$0.8	$(0.7)	$—
Total gain/(loss)		$15.2	$17.5	$(8.5)			$(2.3)	$(4.4)	$19.3		$0.8	$(0.7)	$—
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized			Gain/(Loss) Reclassified				Gain/(Loss) Recognized in Income on
	in OCI on Derivatives			from Accumulated OCI into Income				Derivatives (Ineffective Portion and Amount
	(Effective Portion)			(Effective Portion)				Excluded from Effectiveness Testing) (b)
	Amount			Income Statement Location	Amount			Income Statement Location	Amount
Derivatives	2015	2014	2013		2015	2014	2013		2015	2014	2013
Foreign currency contracts	$70.8	$84.0	$(3.1)	Revenue	$77.8	$1.6	$10.4	Derivative gains/(losses), net	$(0.1)	$(4.4)	$(0.4)
Interest rate contracts (c)	—	—	—	Interest expense	(3.6)	(3.6)	(3.6)	Interest expense	—	—	—
Total gain/(loss)	$70.8	$84.0	$(3.1)		$74.2	$(2.0)	$6.8		$(0.1)	$(4.4)	$(0.4)

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
Derivatives		2015	2014	2013
Foreign currency contracts (e)	Selling, general and administrative	$35.9	$46.5	$(3.7)
Foreign currency contracts (f)	Derivative gains/(losses), net	1.3	2.2	(0.9)
Total gain/(loss)		$37.2	$48.7	$(4.6)
 ____________________

(a)
The 2015 loss of $2.3 million was comprised of a loss in value on the debt of $16.0 million and amortization of hedge accounting adjustments of $13.7 million. The 2014 loss of $4.4 million was comprised of a loss in value on the debt of $16.8 million and amortization of hedge accounting adjustments of $12.4 million. The 2013 gain of $19.3 million was comprised of a gain in value on the debt of $8.5 million and amortization of hedge accounting adjustments of $10.8 million.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general, and administrative" in the Consolidated Statements of Income were $36.1 million, $51.8 million and $5.4 million for the years ended 2015, 2014 and 2013, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax gain of $51.5 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2015. Approximately $3.6 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Consolidated Statements of Income within the next 12 months as of December 31, 2015. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Notes:
Floating rate notes due 2015	$—	$250.0
2.375% notes due 2015 (a)	—	250.0
5.930% notes due 2016 (a)	1,000.0	1,000.0
2.875% notes (effective rate of 2.1%) due 2017	500.0	500.0
3.650% notes due 2018 (a)	400.0	400.0
3.350% notes due 2019 (a)	250.0	250.0
5.253% notes due 2020 (a)	324.9	324.9
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Other borrowings	5.5	5.6
Total borrowings at par value	3,230.4	3,730.5
Fair value hedge accounting adjustments, net (b)	7.6	5.3
Unamortized discount, net	(12.4)	(15.4)
Total borrowings at carrying value (c)	$3,225.6	$3,720.4
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

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

(c)	As of December 31, 2015, the Company’s weighted-average effective rate on total borrowings was approximately 4.8%.

The following summarizes the Company's maturities of borrowings at par value as of December 31, 2015 (in millions):

Due within 1 year	$1,000.0
Due after 1 year through 2 years	505.5
Due after 2 years through 3 years	400.0
Due after 3 years through 4 years	250.0
Due after 4 years through 5 years	324.9
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding notes, as described below, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility in excess of $150 million. The Commercial Paper Notes may have maturities of up to 397 days from date of issuance. The Company had no commercial paper borrowings outstanding as of December 31, 2015 and 2014.

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

As of and during the years ended December 31, 2015 and 2014, the Company had no outstanding borrowings under the revolving credit facilities.

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
On August 22, 2013, the Company issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015 ("2015 Floating Rate Notes"). Interest with respect to the 2015 Floating Rate Notes was payable quarterly in arrears on each February 21, May 21, August 21 and November 21, beginning November 21, 2013, at a per annum rate equal to the three-month LIBOR plus 1.0% (reset quarterly). The 2015 Floating Rate Notes matured and were repaid from the Company's cash balances in August 2015.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 10, 2012, the Company issued $250.0 million and $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2015 ("2015 Fixed Rate Notes") and December 10, 2017 ("2017 Notes"), respectively. The 2015 Fixed Rate Notes matured and were repaid from the Company's cash balances in December 2015. Interest with respect to the 2017 Notes is payable semi-annually in arrears on June 10 and December 10 of each year, currently based on the per annum rate of 2.875%. The interest rate payable on the 2017 Notes will be increased if the debt rating assigned to such notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2017 Notes be increased by more than 2.00% above 2.875% per annum. The interest rate on the 2017 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.875% per annum. The 2017 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company’s and certain of its subsidiaries’ ability to incur certain types of security interests, or enter into sale and leaseback transactions. The Company may redeem the 2017 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 40 basis points.

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

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 for unsecured notes due April 1, 2020 ("2020 Notes"). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into "Interest expense" over the life of the notes. The 2020 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

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

On November 17, 2006, the Company issued $500.0 million of aggregate principal amount of unsecured notes due November 17, 2036 ("2036 Notes"). Interest with respect to the 2036 Notes is payable semi-annually on May 17 and November 17 each year based on the fixed per annum rate of 6.200%. The 2036 Notes are subject to covenants that, among other things, limit or restrict the Company’s and certain of its subsidiaries’ ability to grant certain types of security interests, incur debt (in the case of significant subsidiaries), or enter into sale and leaseback transactions. The Company may redeem the 2036 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 25 basis points.

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

Certain of the Company’s notes (the 2019 Notes, 2017 Notes, and 2018 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving the Company and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by all three major credit rating agencies.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan and 2015 Long-Term Incentive Plan

The Western Union Company 2015 Long-Term Incentive Plan ("2015 LTIP"), approved on May 15, 2015, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards to employees and non-employee directors of the Company. Prior to this, equity-based awards were granted out of the 2006 Long-Term Incentive Plan ("2006 LTIP"). Shares available for grant under the 2015 LTIP were 31.5 million as of December 31, 2015.

Options granted under the 2015 LTIP and the 2006 LTIP are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of options granted to retirement eligible employees, which generally will vest on a prorated basis, upon termination. Compensation expense related to stock options is recognized over the requisite service period, which is the same as the vesting period.
Restricted stock unit grants typically vest over four equal annual increments beginning 12 months after the date of grant. Restricted stock units granted prior to 2014 typically become 100% vested on the three year anniversary of the grant date. Restricted stock units granted to retirement eligible employees generally vest on a prorated basis upon termination. The fair value of the awards granted is measured based on the fair value of the shares on the date of grant. The majority of stock unit grants do not provide for the payment of dividend equivalents. For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. The related compensation expense is recognized over the requisite service period, which is the same as the vesting period.

The compensation committee of the Company's Board of Directors has granted the Company's executives and certain other key employees long-term incentive awards under the 2015 LTIP and 2006 LTIP, which in 2015 and 2014 consisted of 80% performance-based restricted stock unit awards and 20% stock option awards. The compensation committee granted the remaining non-executive employees of the Company participating in the 2015 LTIP and 2006 LTIP (other than those non-executive employees receiving the performance-based restricted stock units described above) annual equity grants consisting solely of restricted stock units for 2015 and 2014.

The performance-based restricted stock units granted in 2015 are restricted stock units, primarily granted to the Company's executives and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain financial objectives during 2015, 2016 and 2017. The second award consists of performance-based restricted stock units with a market condition tied to the Company's total shareholder return in relation to the S&P 500 Index as calculated over a three-year performance period (2015 through 2017). The actual number of performance-based restricted stock units that the recipients will receive for both 2015 awards will range from 0% up to 150% of the target number of stock units granted based on actual financial and total shareholder return performance results. The performance-based restricted stock units granted in 2014 were designed similar to the 2015 awards described above. The grant date fair value of the performance-based restricted stock units is fixed and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the performance-based restricted stock units that are tied solely to performance conditions is measured similar to the restricted stock units discussed above, while the fair value of the performance-based restricted stock units that are tied to a market condition is determined using the Monte-Carlo simulation model. Unlike the performance-based awards that are tied solely to performance conditions, compensation costs related to awards with market conditions are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also grants bonus/deferred stock units out of the 2015 LTIP and 2006 LTIP to the non-employee directors of the Company. Since bonus/deferred stock units vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. These awards may be settled immediately unless the participant elects to defer the receipt of common shares under the applicable plan rules.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2015 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2015
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1	16.4	$17.80
Granted	1.0	$19.32
Exercised	(4.6)	$17.25
Cancelled/forfeited	(1.0)	$19.20
Outstanding as of December 31	11.8	$18.01	4.4	$13.3
Options exercisable as of December 31	8.8	$18.62	3.3	$7.2

The Company received $80.1 million, $14.2 million and $28.6 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company realized total tax benefits during the years ended December 31, 2015, 2014 and 2013 from stock option exercises of $4.3 million, $0.9 million and $1.3 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $15.0 million, $3.5 million and $4.2 million, respectively.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2015 is listed below (units in millions):

	Year Ended December 31, 2015
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1	7.6	$14.68
Granted	2.9	$17.85
Vested	(2.0)	$15.86
Forfeited	(0.9)	$15.64
Non-vested as of December 31	7.6	$15.47

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance-based restricted stock units and bonus/deferred stock units for the years ended December 31, 2015, 2014 and 2013 (in millions, except per share data).

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense	$(42.2)	$(39.7)	$(34.5)
Income tax benefit from stock-based compensation expense	12.3	11.5	10.0
Net income impact	$(29.9)	$(28.2)	$(24.5)
Earnings per share:
Basic and Diluted	$(0.06)	$(0.05)	$(0.04)

As of December 31, 2015, there was $5.0 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.0 years, and there was $55.8 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 2.4 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2015	2014	2013
Stock options granted:
Weighted-average risk-free interest rate	1.7%	1.9%	1.2%
Weighted-average dividend yield	3.6%	3.1%	3.7%
Volatility	28.2%	33.8%	35.3%
Expected term (in years)	6.00	6.09	6.09
Weighted-average grant date fair value	$3.58	$3.95	$3.20

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

Expected volatility - For the Company's executives and non-employee directors, the expected volatility for the 2015, 2014 and 2013 grants was 28.2%, 33.8% and 35.3%, respectively. The expected volatility for the Company's non-executive employees was 35.2% for the 2013 grants. There were no options granted to non-executive employees in 2015 or 2014. The Company used a blend of implied and historical volatility. Volatility was calculated using the market price of traded options on Western Union's common stock and the historical volatility of Western Union stock data.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected term - For 2015, 2014 and 2013, Western Union's expected term for all employees was approximately 6 years. The Company's expected term of options was based upon, among other things, historical exercises, the vesting term of the Company's options and the options' contractual term of ten years.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company's reportable segment results for the years ended December 31, 2015, 2014 and 2013, respectively (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenues:
Consumer-to-Consumer:
Transaction fees	$3,221.0	$3,421.8	$3,396.1
Foreign exchange revenues	1,057.1	998.9	981.3
Other revenues	65.8	65.1	56.2
	4,343.9	4,485.8	4,433.6
Consumer-to-Business:
Transaction fees	612.7	572.7	579.1
Foreign exchange and other revenues	25.0	26.1	29.4
	637.7	598.8	608.5
Business Solutions:
Foreign exchange revenues	357.2	363.1	355.5
Transaction fees and other revenues	41.5	41.5	37.4
	398.7	404.6	392.9
Other:
Total revenues	103.4	118.0	107.0
Total consolidated revenues	$5,483.7	$5,607.2	$5,542.0
Operating income/(loss):
Consumer-to-Consumer	$1,042.0	$1,050.4	$1,030.4
Consumer-to-Business (a)	68.6	98.7	121.9
Business Solutions (b)	2.8	(12.1)	(27.0)
Other	(4.0)	3.5	(17.9)
Total consolidated operating income	$1,109.4	$1,140.5	$1,107.4

____________________

(a)
During the year ended December 31, 2015, Consumer-to-Business operating income included $35.3 million of expenses related to the Paymap Settlement Agreement. For additional information on the Paymap Settlement Agreement, refer to Note 5.

(b)
During the year ended December 31, 2013, the Company incurred $19.3 million, respectively, of integration expenses related to the acquisition of Travelex Global Business Payments ("TGBP"), which was acquired in November 2011. TGBP integration expense consists primarily of severance and other benefits, retention, direct and incremental expense consisting of facility relocation, consolidation and closures; IT systems integration; amortization of a transitional trademark license; and other expenses such as training, travel and professional fees. Integration expense does not include costs related to the completion of the TGBP acquisition, which are included in Other.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2015	2014	2013
Assets:
Consumer-to-Consumer	$4,738.7	$5,049.7	$5,321.9
Consumer-to-Business	1,010.1	1,060.2	1,129.9
Business Solutions	2,384.4	2,430.7	2,256.4
Other	1,325.7	1,349.8	1,413.1
Total assets	$9,458.9	$9,890.4	$10,121.3

Depreciation and amortization:
Consumer-to-Consumer	$183.4	$191.5	$179.4
Consumer-to-Business	21.7	17.3	15.8
Business Solutions	57.4	56.1	59.6
Other	7.7	7.0	8.0
Total consolidated depreciation and amortization	$270.2	$271.9	$262.8

Capital expenditures:
Consumer-to-Consumer	$191.0	$132.1	$174.0
Consumer-to-Business	46.1	27.3	36.9
Business Solutions	19.2	13.0	14.8
Other	10.2	6.6	15.6
Total capital expenditures	$266.5	$179.0	$241.3

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$1,584.7	$1,564.6	$1,523.7
International	3,899.0	4,042.6	4,018.3
Total	$5,483.7	$5,607.2	$5,542.0
Long-lived assets:
United States	$182.9	$158.1	$156.6
International	48.9	48.3	53.3
Total	$231.8	$206.4	$209.9

The Consumer-to-Consumer geographic split is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid, including westernunion.com transactions. For transactions originated and paid in different regions, the Company splits the revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the revenue is attributed to that region. The geographic split of revenue above for the Consumer-to-Business and Business Solutions segments is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of "Property and equipment, net," are presented based upon the location of the assets.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, each individual agent, Consumer-to-Business, or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2015 and 2014 were as follows (in millions, except per share data):

2015 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2015

Revenues	$1,320.9	$1,383.6	$1,399.2	$1,380.0	$5,483.7
Expenses (a) (b)	1,048.6	1,132.8	1,094.7	1,098.2	4,374.3
Operating income	272.3	250.8	304.5	281.8	1,109.4
Other expense, net	39.7	43.9	39.1	44.9	167.6
Income before income taxes	232.6	206.9	265.4	236.9	941.8
Provision for income taxes	28.7	17.6	33.1	24.6	104.0
Net income	$203.9	$189.3	$232.3	$212.3	$837.8
Earnings per share:
Basic	$0.39	$0.37	$0.46	$0.42	$1.63
Diluted	$0.39	$0.36	$0.45	$0.42	$1.62
Weighted-average shares outstanding:
Basic	521.0	515.2	509.6	504.5	512.6
Diluted	525.2	519.8	513.2	508.6	516.7

(a)	Includes $35.3 million in the second quarter of expenses related to the Paymap Settlement Agreement. For more information, see Note 5.

(b)	Includes $11.1 million in the fourth quarter of expenses related to productivity and cost-savings initiatives. For more information, see Note 3.

2014 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2014

Revenues	$1,350.8	$1,405.6	$1,440.9	$1,409.9	$5,607.2
Expenses (c)	1,078.8	1,127.3	1,126.8	1,133.8	4,466.7
Operating income	272.0	278.3	314.1	276.1	1,140.5
Other expense, net	44.6	46.2	41.3	40.2	172.3
Income before income taxes	227.4	232.1	272.8	235.9	968.2
Provision for income taxes	24.4	38.3	38.7	14.4	115.8
Net income	$203.0	$193.8	$234.1	$221.5	$852.4
Earnings per share:
Basic	$0.37	$0.36	$0.44	$0.42	$1.60
Diluted	$0.37	$0.36	$0.44	$0.42	$1.59
Weighted-average shares outstanding:
Basic	545.9	537.1	527.8	522.8	533.4
Diluted	549.2	539.9	531.2	526.9	536.8
____________

(c)	Includes $30.3 million in the fourth quarter of expenses related to productivity and cost-savings initiatives. For more information, see Note 3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2015, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act of 2012 Disclosure

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the Company is making the following disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934 (the “Exchange Act”), which require us to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities.
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
In late March 2015, the Company preliminarily determined that Kairaba Shopping Centre appeared to be a match to an entity that was added to the Specially Designated Nationals and Blocked Persons List (“SDN List”) of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13224 on December 9, 2010. On March 25, 2015, the Company took action to prevent the Kairaba Shopping Centre from receiving or initiating money transfer transactions through the Western Union network and has permanently suspended all activity by the Kairaba Shopping Centre. The Company also terminated its relationship with Trust Bank Ltd on May 22, 2015.
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

Amended and Restated By-laws

On February 19, 2016, the Board of Directors of the Company approved two amendments to the Company’s Amended and Restated By-laws (the “By-laws”), effective the same date.

First, the Board of Directors amended the By-laws to add a new Article IX thereto providing that, unless a majority of the Board of Directors, acting on behalf of the Company, consents in writing to the selection of an alternative forum (which consent may be given at any time, including during the pendency of litigation), the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim against the Company or any of its directors, officers or other employees arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Company’s Certificate of Incorporation or the By-laws (in each case, as may be amended from time to time) or (d) any action asserting a claim against the Company or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware, in all cases subject to the court’s having personal jurisdiction over all indispensable parties named as defendants; provided that the foregoing shall not apply with respect to any litigation that has been filed as of February 19, 2016.

New Article IX further provides that if any action the subject matter of which is within the scope of the immediately preceding sentence is filed in a court other than a court located within the State of Delaware (a “Foreign Action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (a) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the immediately preceding sentence (an “Enforcement Action”) and (b) having service of process made upon such stockholder in any such Enforcement Action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder.

Second, the Board of Directors amended Article III, Section 1 of the By-laws to replace a provision that became inapplicable following the de-classification of the Company’s Board of Directors. Pursuant to this amendment, Article III, Section 1 of the By-laws notes that each director shall hold office until the next annual meeting of stockholders following his or her election and until his or her successor shall be elected and shall qualify, or until his or her earlier death, resignation, retirement, disqualification or removal from office.

A copy of the By-laws giving effect to the aforementioned amendments is filed herewith as Exhibit 3.2 and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1—Election of Directors," "Board of Directors Information," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance—Committees of the Board of Directors" of our definitive proxy statement for the 2016 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussion in "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," and "Compensation and Benefits Committee Report" of our definitive proxy statement for the 2016 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in "Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders," and "Equity Compensation Plan Information" of our definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of "Corporate Governance—Independence of Directors" and "Certain Transactions and Other Matters" of our definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in "Proposal 3—Ratification of Selection of Auditors" of our definitive proxy statement for the 2016 annual meeting of stockholders.

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

The Western Union Company (Registrant)

February 19, 2016	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2016
Hikmet Ersek

/s/ Rajesh K. Agrawal	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Rajesh K. Agrawal

/s/ Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 19, 2016
Amintore T.X. Schenkel

/s/ Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 19, 2016
Jack M. Greenberg

/s/ Martin I. Cole	Director	February 19, 2016
Martin I. Cole

/s/ Richard A. Goodman	Director	February 19, 2016
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 19, 2016
Betsy D. Holden

/s/ Jeffrey A. Joerres	Director	February 19, 2016
Jeffrey A. Joerres

/s/ Linda Fayne Levinson	Director	February 19, 2016
Linda Fayne Levinson

/s/ Roberto G. Mendoza	Director	February 19, 2016
Roberto G. Mendoza

/s/ Michael A. Miles, Jr.	Director	February 19, 2016
Michael A. Miles, Jr.

/s/ Robert W. Selander	Director	February 19, 2016
Robert W. Selander

/s/ Frances Fragos Townsend	Director	February 19, 2016
Frances Fragos Townsend

/s/ Solomon D. Trujillo	Director	February 19, 2016
Solomon D. Trujillo

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Amended and Restated By-laws of the Company, as amended as of February 19, 2016.

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

4.8	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company's Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.9	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 21, 2010 and incorporated herein by reference thereto).

4.10	Form of 5.253% Note due 2020 (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 filed on August 5, 2010 and incorporated herein by reference thereto).

4.11
Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

4.12	Form of 3.650% Note due 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference thereto).

4.13	Form of 2.875% Note due 2017 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 11, 2012 and incorporated herein by reference thereto).

4.14	Form of 3.350% Note due 2019 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference thereto).

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

10.13	Order Granting Stipulated Motion to Extend Time for Monitor Evaluation issued January 22, 2016 by The Honorable Warren Granville, Maricopa County Superior Court Judge.

10.14
Credit Agreement, dated as of September 29, 2015, among The Western Union Company, the banks named therein, as lenders, Citibank, N.A. and Bank of America, N.A., in their respective capacities as Issuing Lenders, Bank of America, N.A. and The Bank of New York Mellon, as Syndication Agents, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as Documentation Agents, and Citibank, N.A., as Administrative Agent for the Banks thereunder (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2015 and incorporated herein by reference thereto).

10.15
Form of Director Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form 10 (file no. 001-32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.16	The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective July 28, 2015.*

10.17
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

10.19
The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.20
The Western Union Company Senior Executive Annual Incentive Plan, as Amended and Restated Effective February 23, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.21
The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective November 30, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 22, 2013 and incorporated herein by reference thereto).*

10.22
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

10.42
Form of 2013 Performance-Based Restricted Stock Unit Award Notice for Section 16 Officers (Non-U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.43
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

10.47
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

10.55	The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2015 and incorporated herein by reference thereto).*

10.56
Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.57
Form of Nonqualified Stock Option Grant Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference thereto).*

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