Form 10-Q
period 2016-03-31
Western Union CO
filed 2016-05-03
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Registrant's telephone number, including area code: (866) 405-5012

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

As of April 27, 2016, 491,136,641 shares of the registrant's common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
THE WESTERN UNION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Transaction fees	$919.0	$948.6
Foreign exchange revenues	345.5	338.0
Other revenues	33.2	34.3
Total revenues	1,297.7	1,320.9
Expenses:
Cost of services	779.4	771.8
Selling, general and administrative	259.7	276.8
Total expenses	1,039.1	1,048.6
Operating income	258.6	272.3
Other income/(expense):
Interest income	0.9	2.9
Interest expense	(40.5)	(41.8)
Derivative gains, net	0.5	1.0
Other expense, net	(2.0)	(1.8)
Total other expense, net	(41.1)	(39.7)
Income before income taxes	217.5	232.6
Provision for income taxes	31.8	28.7
Net income	$185.7	$203.9
Earnings per share:
Basic	$0.37	$0.39
Diluted	$0.37	$0.39
Weighted-average shares outstanding:
Basic	500.0	521.0
Diluted	503.2	525.2
Cash dividends declared per common share	$0.16	$0.155

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$185.7	$203.9
Other comprehensive income/(loss), net of tax (Note 7):
Unrealized gains on investment securities	3.2	1.0
Unrealized gains/(losses) on hedging activities	(37.8)	40.6
Foreign currency translation adjustments	(2.3)	(2.6)
Defined benefit pension plan adjustments	1.7	1.8
Total other comprehensive income/(loss)	(35.2)	40.8
Comprehensive income	$150.5	$244.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,160.0	$1,315.9
Settlement assets	3,326.1	3,308.7
Property and equipment, net of accumulated depreciation of $553.1 and $538.2, respectively	226.3	231.8
Goodwill	3,162.7	3,163.8
Other intangible assets, net of accumulated amortization of $910.8 and $884.4, respectively	697.1	705.0
Other assets (Note 1)	846.1	724.0
Total assets	$9,418.3	$9,449.2
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$579.0	$606.6
Settlement obligations	3,326.1	3,308.7
Income taxes payable	222.2	211.5
Deferred tax liability, net	276.7	272.6
Borrowings (Note 1)	3,225.7	3,215.9
Other liabilities	549.6	429.0
Total liabilities	8,179.3	8,044.3

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 491.7 shares and 502.4 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	4.9	5.0
Capital surplus	585.3	566.5
Retained earnings	827.9	977.3
Accumulated other comprehensive loss	(179.1)	(143.9)
Total stockholders' equity	1,239.0	1,404.9
Total liabilities and stockholders' equity	$9,418.3	$9,449.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$185.7	$203.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.5	16.5
Amortization	48.1	47.4
Other non-cash items, net	36.7	16.9
Increase/(decrease) in cash resulting from changes in:
Other assets	(36.9)	(56.9)
Accounts payable and accrued liabilities	(51.0)	(34.1)
Income taxes payable	14.1	20.6
Other liabilities	(1.5)	(2.5)
Net cash provided by operating activities	212.7	211.8
Cash flows from investing activities
Capitalization of contract costs	(20.2)	(17.2)
Capitalization of purchased and developed software	(13.1)	(12.8)
Purchases of property and equipment	(14.6)	(14.4)
Purchase of non-settlement related investments	(11.2)	—
Proceeds from maturity of non-settlement related investments	11.0	—
Purchases of held-to-maturity non-settlement related investments	(15.2)	—
Net cash used in investing activities	(63.3)	(44.4)
Cash flows from financing activities
Cash dividends paid	(79.3)	(80.5)
Common stock repurchased (Note 7)	(233.2)	(147.1)
Proceeds from exercise of options and other	7.2	32.3
Net cash used in financing activities	(305.3)	(195.3)
Net change in cash and cash equivalents	(155.9)	(27.9)
Cash and cash equivalents at beginning of period	1,315.9	1,783.2
Cash and cash equivalents at end of period	$1,160.0	$1,755.3
Supplemental cash flow information:
Interest paid	$9.5	$9.6
Income taxes paid	$14.3	$10.6
Unsettled repurchases of common stock	$25.2	$13.1

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

The Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company's multi-currency, real-time money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2015, the amount of net assets subject to these limitations totaled approximately $300 million, and there have been no material changes to these limitations subsequent to that date.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of March 31, 2016 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of March 31, 2016 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

New Accounting Pronouncements

On January 1, 2016, the Company adopted an accounting pronouncement that requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt, with adoption retrospective for periods previously presented. The adoption of this standard resulted in a reduction of $9.7 million to the "Other assets" and "Borrowings" lines within the Condensed Consolidated Balance Sheet as of December 31, 2015.

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

In February 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding the financial reporting of leasing transactions. This new standard requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. The Company is required to adopt the new standard on January 1, 2019 using a modified retrospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations, and related disclosures.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In March 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding share-based payments to employees. This new standard requires that all excess tax benefits and tax deficiencies be recognized as income tax expense (benefit) in the income statement and that excess tax benefits be included as an operating activity for the cash flow statement, allows entities to either estimate share-based awards that are expected to vest or account for forfeitures as they occur, and changes the tax withholding threshold for awards to qualify for accounting in equity. The Company is required to adopt the new standard on January 1, 2017. Management believes that the adoption of this standard will not have a material impact on the Company’s financial position, results of operations, and related disclosures.

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

For the three months ended March 31, 2016 and 2015, there were 5.9 million and 8.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended March 31,
	2016	2015
Basic weighted-average shares outstanding	500.0	521.0
Common stock equivalents	3.2	4.2
Diluted weighted-average shares outstanding	503.2	525.2

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
March 31, 2016	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$994.8	$—	$994.8
State and municipal variable rate demand notes	—	145.8	—	145.8
Corporate and other debt securities	—	59.5	—	59.5
Other assets:
Derivatives	—	476.8	—	476.8
Total assets	$—	$1,676.9	$—	$1,676.9
Liabilities:
Derivatives	$—	$394.7	$—	$394.7
Total liabilities	$—	$394.7	$—	$394.7

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2015	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,052.5	$—	$1,052.5
State and municipal variable rate demand notes	—	42.9	—	42.9
Corporate and other debt securities	—	67.2	—	67.2
Other assets:
Derivatives	—	396.3	—	396.3
Total assets	$—	$1,558.9	$—	$1,558.9
Liabilities:
Derivatives	$—	$283.7	$—	$283.7
Total liabilities	$—	$283.7	$—	$283.7

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three months ended March 31, 2016 and 2015.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 8. As of March 31, 2016, the carrying value and fair value of the Company's borrowings was $3,225.7 million and $3,300.3 million, respectively (see Note 9). As of December 31, 2015, the carrying value and fair value of the Company's borrowings was $3,215.9 million and $3,279.6 million, respectively.

The Company's investments in foreign corporate debt securities are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2016, the carrying value and fair value of the Company's foreign corporate debt securities was $24.4 million and $24.5 million, respectively. As of December 31, 2015, the carrying value and fair value of the Company's foreign corporate debt securities was $9.3 million.

4. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $80 million in outstanding letters of credit and bank guarantees as of March 31, 2016. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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
State of Arizona Settlement Agreement

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed a settlement agreement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with Arizona. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of primary and secondary recommendations related to the Company's compliance programs, which the Company is implementing, including programs related to the Company's Business Solutions segment.

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

If, at the conclusion of the timeframe to implement the secondary recommendations on December 31, 2017, the Monitor concludes that WUFSI has not implemented an effective AML compliance program along the U.S. and Mexico border, the State cannot assert a willful and material breach of the Southwest Border Agreement but may require WUFSI to pay an additional $25 million. Additionally, if the Monitor determines that WUFSI has implemented an effective AML compliance program along the U.S. and Mexico border but has not implemented some of the Monitor’s secondary recommendations or groups of secondary recommendations that were originally classified as primary recommendations or groups of primary recommendations on the date of the Amendment, the State may require WUFSI to pay $500,000 per such secondary recommendation or group of recommendations. There is no monetary penalty associated with secondary recommendations that are classified as such on the date of the Amendment or any new secondary recommendations that the Monitor makes after the date of the Amendment. There are currently 15 secondary recommendations and groups of secondary recommendations.

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

The changes in WUFSI’s AML compliance program required by the Southwest Border Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. Additionally, if WUFSI is not able to implement a successful AML compliance program along the U.S. and Mexico border or timely implement the Monitor’s recommendations, each as determined by the Monitor, the State may pursue remedies under the Southwest Border Agreement and Amendment, including assessment of fines and civil and criminal actions. The Company submitted all of the primary recommendations to the Monitor for review prior to an October 31, 2015 deadline and is currently in the process of demonstrating its compliance with the primary recommendations, but is unable to predict whether the Monitor will conclude that WUFSI has implemented an effective AML compliance program and whether the Monitor's primary and secondary recommendations have been successfully implemented. Based on the stage of this matter, the Company cannot reasonably estimate the possible loss or range of loss, if any. Should the State pursue remedies under the Southwest Border Agreement, the Company could face significant fines and actions which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. Further, the government recently served Western Union with a subpoena calling for data relating to transactions sent and received by 43 Nicaraguan agents from October 1, 2008 to October 31, 2013 and transactions sent from the United States to the Bahamas, Peru, Dominican Republic, and Haiti from September 1, 2013 to January 2, 2014 and certain documents relating to those agents. The government also advised the Company that it is investigating concerns the Company was aware there were gaming transactions being sent to Panama, Nicaragua, Haiti, Philippines, Vietnam, the Dominican Republic, Peru, Antigua, and the Bahamas (in addition to Costa Rica) and that the Company failed to take proper steps to stop the activity. The government has also notified the Company that it is a target of the investigation. The government has interviewed several current and former Western Union employees. The government's investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Matters

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended March 31, 2016 and 2015 totaled $15.6 million and $15.7 million, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	2016	2015
Settlement assets:
Cash and cash equivalents	$964.3	$1,075.7
Receivables from selling agents and Business Solutions customers	1,161.7	1,070.4
Investment securities	1,200.1	1,162.6
	$3,326.1	$3,308.7
Settlement obligations:
Money transfer, money order and payment service payables	$2,416.3	$2,428.5
Payables to agents	909.8	880.2
	$3,326.1	$3,308.7

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive income or loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the three months ended March 31, 2016 and 2015 were $0.3 billion and $3.3 billion, respectively. The decline in proceeds from the sale and maturity of available-for-sale securities for the three months ended March 31, 2016 compared to the prior period was primarily due to reduced sales of variable rate demand note securities.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

March 31, 2016	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$978.9	$994.8	$16.7	$(0.8)	$15.9
State and municipal variable rate demand notes	145.8	145.8	—	—	—
Corporate and other debt securities	58.4	59.5	1.1	—	1.1
	1,183.1	1,200.1	17.8	(0.8)	17.0
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	24.4	24.5	0.1	—	0.1
	$1,207.5	$1,224.6	$17.9	$(0.8)	$17.1

December 31, 2015	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,040.3	$1,052.5	$14.2	$(2.0)	$12.2
State and municipal variable rate demand notes	42.9	42.9	—	—	—
Corporate and other debt securities	67.3	67.2	—	(0.1)	(0.1)
	1,150.5	1,162.6	14.2	(2.1)	12.1
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	9.3	9.3	—	—	—
	$1,159.8	$1,171.9	$14.2	$(2.1)	$12.1
____________

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of March 31, 2016 (in millions):

Fair Value
Due within 1 year	$146.7
Due after 1 year through 5 years	577.7
Due after 5 years through 10 years	289.5
Due after 10 years	186.2
$1,200.1

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $2.9 million, $7.0 million and $135.9 million are included in the "Due after 1 year through 5 years" "Due after 5 years through 10 years," and "Due after 10 years" categories, respectively, in the table above. The significant majority of the held-to-maturity foreign corporate debt securities are due within 1 year.

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

	Three Months Ended March 31,
	2016	2015
Unrealized gains on investment securities, beginning of period	$7.8	$8.9
Unrealized gains	6.0	2.3
Tax expense	(2.1)	(0.9)
Reclassification of gains into "Other revenues"	(1.1)	(0.6)
Tax expense related to reclassifications	0.4	0.2
Net unrealized gains on investment securities	3.2	1.0
Unrealized gains on investment securities, end of period	$11.0	$9.9

Unrealized gains on hedging activities, beginning of period	$41.4	$48.6
Unrealized gains/(losses)	(26.3)	58.2
Tax (expense)/benefit	2.1	(3.1)
Reclassification of gains into "Transaction fees"	(10.7)	(11.3)
Reclassification of gains into "Foreign exchange revenues"	(4.4)	(4.4)
Reclassification of losses into "Interest expense"	0.9	0.9
Tax expense related to reclassifications	0.6	0.3
Net unrealized gains/(losses) on hedging activities	(37.8)	40.6
Unrealized gains on hedging activities, end of period	$3.6	$89.2

Foreign currency translation adjustments, beginning of period	$(66.0)	$(49.2)
Foreign currency translation adjustments	(3.3)	(2.6)
Tax benefit	1.0	—
Net foreign currency translation adjustments	(2.3)	(2.6)
Foreign currency translation adjustments, end of period	$(68.3)	$(51.8)

Defined benefit pension plan adjustments, beginning of period	$(127.1)	$(127.2)
Reclassification of losses into "Cost of services"	2.7	2.9
Tax benefit related to reclassifications and other	(1.0)	(1.1)
Net defined benefit pension plan adjustments	1.7	1.8
Defined benefit pension plan adjustments, end of period	$(125.4)	$(125.4)
Accumulated other comprehensive loss, end of period	$(179.1)	$(78.1)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid

During the first quarter of 2016 and 2015, the Company's Board of Directors declared quarterly cash dividends of $0.16 and $0.155 per common share, respectively, representing $79.3 million and $80.5 million in total dividends which were paid on March 31, 2016 and 2015, respectively.

Share Repurchases

During the three months ended March 31, 2016 and 2015, 12.9 million and 7.7 million shares were repurchased for $240.0 million and $150.0 million, respectively, excluding commissions, at an average cost of $18.66 and $19.50 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of March 31, 2016, $471.9 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2017. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

8. Derivatives

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency — Consumer-to-Consumer
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2016, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains, net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2016 were as follows (in millions):

Contracts designated as hedges:
Euro	$364.1
Canadian dollar	102.9
British pound	93.6
Australian dollar	45.9
Swiss franc	42.3
Other	81.7
Contracts not designated as hedges:
Euro	$266.6
British pound	117.7
Canadian dollar	106.2
Australian dollar	45.4
Indian rupee	32.9
Other (a)	162.8
____________________

(a)	Comprised of exposures to 20 different currencies. None of these individual currency exposures is greater than $25 million.

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

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of March 31, 2016 was approximately $6.0 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of March 31, 2016 and December 31, 2015. Of this aggregate notional amount held at March 31, 2016, $500.0 million related to notes due in 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives — hedges:
Interest rate fair value hedges — Corporate	Other assets	$20.4	$7.6	Other liabilities	$0.2	$—
Foreign currency cash flow hedges — Consumer-to-Consumer	Other assets	31.4	59.7	Other liabilities	13.5	2.4
Total		$51.8	$67.3		$13.7	$2.4
Derivatives — undesignated:
Foreign currency — Business Solutions (a)	Other assets	$422.2	$326.1	Other liabilities	$374.0	$277.1
Foreign currency — Consumer-to-Consumer	Other assets	2.8	2.9	Other liabilities	7.0	4.2
Total		$425.0	$329.0		$381.0	$281.3
Total derivatives		$476.8	$396.3		$394.7	$283.7
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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2016 and December 31, 2015 (in millions):

Offsetting of Derivative Assets

March 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$205.4	$—	$205.4	$(147.6)	$57.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	271.4
Total	$476.8

December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$224.3	$—	$224.3	$(119.2)	$105.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	172.0
Total	$396.3
Offsetting of Derivative Liabilities

March 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$234.4	$—	$234.4	$(147.6)	$86.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	160.3
Total	$394.7

December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$169.6	$—	$169.6	$(119.2)	$50.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	114.1
Total	$283.7

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three months ended March 31, 2016 and 2015 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended March 31, 2016 and 2015 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		March 31, 2016	March 31, 2015	Hedged Item		March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015
Interest rate contracts	Interest expense	$11.2	$10.9	Fixed rate debt	Interest expense	$(8.5)	$(7.5)	Interest expense	$0.2	$0.7
Total gain/(loss)		$11.2	$10.9			$(8.5)	$(7.5)		$0.2	$0.7
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended March 31, 2016 and 2015 (in millions):

	Gain/(Loss) Recognized		Gain/(Loss) Reclassified			Gain/(Loss) Recognized in Income on
	in OCI on Derivatives		from Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	(Effective Portion)		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015
Foreign currency contracts	$(26.3)	$58.2	Revenue	$15.1	$15.7	Derivative gains, net	$1.7	$(0.8)
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$(26.3)	$58.2		$14.2	$14.8		$1.7	$(0.8)

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three months ended March 31, 2016 and 2015 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
Derivatives		March 31, 2016	March 31, 2015
Foreign currency contracts (e)	Selling, general and administrative	$(17.6)	$27.3
Foreign currency contracts (f)	Derivative gains, net	(1.2)	1.8
Total gain/(loss)		$(18.8)	$29.1
 ____________________

(a)
The loss of $8.5 million and $7.5 million in the three months ended March 31, 2016 and 2015, respectively, consisted of a loss in value on the debt of $11.4 million and $11.6 million, respectively, and amortization of hedge accounting adjustments of $2.9 million and $4.1 million, respectively.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general, and administrative" in the Condensed Consolidated Statements of Income were $16.4 million and $(29.5) million for the three months ended March 31, 2016 and 2015, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax gain of $20.8 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2016. Approximately $3.5 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of March 31, 2016. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Notes:
5.930% notes due 2016 (a)	$1,000.0	$1,000.0
2.875% notes due 2017 (a)	500.0	500.0
3.650% notes (effective rate of 4.2%) due 2018	400.0	400.0
3.350% notes due 2019 (a)	250.0	250.0
5.253% notes due 2020 (a)	324.9	324.9
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Other borrowings	5.5	5.5
Total borrowings at par value	3,230.4	3,230.4
Fair value hedge accounting adjustments, net (b)	16.1	7.6
Unamortized discount and debt issuance costs (c)	(20.8)	(22.1)
Total borrowings at carrying value (d)	$3,225.7	$3,215.9
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

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

(c)
On January 1, 2016, the Company adopted an accounting pronouncement that requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt, with adoption retrospective for periods previously presented. The adoption of this standard resulted in a reduction of $9.7 million to the carrying value of borrowings as of December 31, 2015.

(d)	As of March 31, 2016, the Company’s weighted-average effective rate on total borrowings was approximately 4.9%.

The following summarizes the Company's maturities of borrowings at par value as of March 31, 2016 (in millions):

Due within 1 year	$1,005.5
Due after 1 year through 2 years	500.0
Due after 2 years through 3 years	400.0
Due after 3 years through 4 years	250.0
Due after 4 years through 5 years	324.9
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding Notes, as described above, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Term Loan Facility

On April 11, 2016, the Company entered into a term loan agreement, which matures in April 2021, providing for an unsecured delayed draw term loan facility in an aggregate amount of $575.0 million (the "Term Loan Facility"). The Company may draw term loans under the Term Loan Facility from time to time until October 11, 2016 (the "Commitment Termination Date"). In addition, the Company has the option to increase the commitments under the Term Loan Facility, either before or after the Commitment Termination Date, in an aggregate amount up to $250.0 million. Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. The Company plans to use the proceeds of the term loans to refinance a portion of the Company’s issued and outstanding 5.930% notes due October 2016 and for general corporate purposes; provided, that no more than $450.0 million in proceeds from the loans under the Term Loan Facility may be used for purposes other than redeeming, repaying, purchasing or refinancing the Company’s notes due October 2016 and paying any fees and expenses in connection with the Term Loan Facility and other related loan documents.

The Term Loan Facility contains covenants, subject to certain exceptions, that, among other things, limit or restrict the Company's ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Term Loan Facility requires the Company to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 3:1 for each period of four consecutive fiscal quarters. The Term Loan Facility also contains customary representations, warranties and events of default.

Generally, interest under the Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points. A commitment fee of 15 basis points on the unused amount of the commitments under the facility is also payable quarterly until the Commitment Termination Date. Both the interest rate margin and commitment fee percentage are based on certain of the Company's credit ratings, and will increase or decrease in the event of certain upgrades or downgrades in the Company’s credit ratings.

In addition to the payment of interest, the Company is required to make certain periodic amortization payments with respect to the outstanding principal of the term loans commencing after the second anniversary of the closing of the Term Loan Facility. The final maturity date of the Term Loan Facility is April 11, 2021.

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Income Taxes

The Company's effective tax rates on pre-tax income for the three months ended March 31, 2016 and 2015 were 14.6% and 12.3%, respectively. The increase in the Company's effective tax rate for the three months ended March 31, 2016 compared to the prior period was primarily due to changes in the composition between higher-taxed and lower-taxed foreign earnings and non-recurring prior period tax planning benefits, partially offset by various discrete items. For the year ended December 31, 2015, 103% of the Company's pre-tax income was derived from foreign sources, and the Company currently expects that approximately 99% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2016. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. The Company's tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company's income tax expense would include (i) any changes in tax reserves arising from material changes in the facts and circumstances (i.e., new information) surrounding a tax issue during the period and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company's consolidated financial statements in future periods and could impact operating cash flows.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2016 and December 31, 2015 was $108.2 million and $105.6 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $101.1 million and $96.8 million as of March 31, 2016 and December 31, 2015, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized immaterial amounts of interest and penalties during the three months ended March 31, 2016 and 2015, respectively. The Company has accrued $16.0 million and $17.0 million for the payment of interest and penalties as of March 31, 2016 and December 31, 2015, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of March 31, 2016. A substantial majority of these payments were made in the year ended December 31, 2012. The Company expects to pay the remaining amount in 2016 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. Discussions with the IRS concerning these adjustments are ongoing. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.

As of March 31, 2016, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.2 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Stock Compensation Plans
For the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation expense of $12.3 million and $11.7 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus/deferred stock units in the Condensed Consolidated Statements of Income.
During the three months ended March 31, 2016, the Company granted 0.6 million options at a weighted-average exercise price of $18.19 and 3.0 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $16.66. As of March 31, 2016, the Company had 10.1 million outstanding options at a weighted-average exercise price of $17.71, of which 8.0 million options were exercisable at a weighted-average exercise price of $17.94. The Company had 7.4 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $16.48 as of March 31, 2016. The majority of stock units do not provide for the payment of dividend equivalents. For those units, their value is reduced by the net present value of the foregone dividend equivalent payments.

12. Segments

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

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company's money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities. The Company includes its online money transfer services initiated through Western Union branded websites ("westernunion.com") in its regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

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

THE WESTERN UNION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three months ended March 31, 2016 and 2015, respectively (in millions):

	Three Months Ended March 31,
	2016	2015
Revenues:
Consumer-to-Consumer:
Transaction fees	$750.6	$776.2
Foreign exchange revenues	251.5	244.1
Other revenues	15.3	18.0
	1,017.4	1,038.3
Consumer-to-Business:
Transaction fees	150.7	151.4
Foreign exchange and other revenues	5.4	6.4
	156.1	157.8
Business Solutions:
Foreign exchange revenues	89.4	87.9
Transaction fees and other revenues	9.8	10.1
	99.2	98.0
Other:
Total revenues	25.0	26.8
Total consolidated revenues	$1,297.7	$1,320.9
Operating income:
Consumer-to-Consumer	$231.3	$240.2
Consumer-to-Business	22.9	29.5
Business Solutions	2.4	2.1
Other	2.0	0.5
Total consolidated operating income	$258.6	$272.3

THE WESTERN UNION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.
This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the "Risk Factors" section and throughout the Annual Report on Form 10-K for the year ended December 31, 2015. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.
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
Overview
We are a leading provider of money movement and payment services, operating in three business segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. Our multi-currency, real-time money transfer service is viewed by us as one interconnected global network where a money transfer can be sent from one location to another, around the world. Our money transfer services are available for international cross-border transfers - that is, the transfer of funds from one country to another - and, in certain countries, intra-country transfers - that is, money transfers from one location to another in the same country. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2016 compared to the same period in 2015. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments were eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015	% Change
Revenues:
Transaction fees	$919.0	$948.6	(3)%
Foreign exchange revenues	345.5	338.0	2%
Other revenues	33.2	34.3	(3)%
Total revenues	1,297.7	1,320.9	(2)%
Expenses:
Cost of services	779.4	771.8	1%
Selling, general and administrative	259.7	276.8	(6)%
Total expenses	1,039.1	1,048.6	(1)%
Operating income	258.6	272.3	(5)%
Other income/(expense):
Interest income	0.9	2.9	(a)
Interest expense	(40.5)	(41.8)	(3)%
Derivative gains, net	0.5	1.0	(a)
Other expense, net	(2.0)	(1.8)	(a)
Total other expense, net	(41.1)	(39.7)	4%
Income before income taxes	217.5	232.6	(6)%
Provision for income taxes	31.8	28.7	10%
Net income	$185.7	$203.9	(9)%
Earnings per share:
Basic	$0.37	$0.39	(5)%
Diluted	$0.37	$0.39	(5)%
Weighted-average shares outstanding:
Basic	500.0	521.0
Diluted	503.2	525.2
____________

(a)	Calculation not meaningful

Revenues overview

During the three months ended March 31, 2016 compared to 2015, consolidated revenues decreased 2% primarily due to the strengthening of the United States dollar compared to foreign currencies, which negatively impacted revenue by 5%, net of the impact of foreign currency hedges. This decrease was partially offset by transaction growth of 3% in our Consumer-to-Consumer segment for the three months ended March 31, 2016.

Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the three months ended March 31, 2016 of $57.4 million relative to the prior period. Foreign currency hedges benefited revenues by $15.1 million for the three months ended March 31, 2016. We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded.

Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection related to the Dodd-Frank Act and similar regulations outside the United States, and other matters. In coming periods we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the three months ended March 31, 2016. Cost of services increased for the three months ended March 31, 2016 compared to the prior period due to increased technology expenses, partially offset by a decrease in variable costs that generally fluctuate with revenues, including agent commissions.

Selling, general and administrative

Selling, general and administrative expenses decreased for the three months ended March 31, 2016 compared to the prior period due to the strengthening of the United States dollar compared to foreign currencies, benefits from productivity and cost-savings initiatives, and the timing of certain expenses.

Operating income

During the three months ended March 31, 2016 compared to the prior period, consolidated operating income decreased 5% as a result of the changes in revenue and operating expenses described above. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted operating income by approximately 6% for the three months ended March 31, 2016, compared to the prior period.

Total other expense, net
Total other expense, net was materially consistent for the three months ended March 31, 2016 compared to the prior period.

Income taxes

Our effective tax rates on pre-tax income were 14.6% and 12.3% for the three months ended March 31, 2016 and 2015, respectively. The increase in our effective tax rate for the three months ended March 31, 2016 compared to the the prior period was primarily due to changes in the composition between higher-taxed and lower-taxed foreign earnings and non-recurring prior period tax planning benefits, partially offset by various discrete items.

We continue to benefit from a significant proportion of profits being foreign-derived and generally taxed at lower rates than our combined federal and state tax rates in the United States. For the year ended December 31, 2015, 103% of our pre-tax income was derived from foreign sources, and we currently expect that approximately 99% of our pre-tax income will be derived from foreign sources for the year ending December 31, 2016. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2016, the total amount of tax contingency reserves was $116.5 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended March 31, 2016 and 2015, basic earnings per share were $0.37 and $0.39, respectively, and diluted earnings per share were $0.37 and $0.39, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of March 31, 2016 and 2015, there were 5.9 million and 8.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share decreased for the three months ended March 31, 2016 compared to the prior period primarily due to the previously described factors impacting net income, partially offset by lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

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

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Consumer-to-Consumer	78%	79%
Consumer-to-Business	12%	12%
Business Solutions	8%	7%
Other	2%	2%
	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(dollars and transactions in millions)	2016	2015	% Change
Revenues:
Transaction fees	$750.6	$776.2	(3)%
Foreign exchange revenues	251.5	244.1	3%
Other revenues	15.3	18.0	(15)%
Total revenues	$1,017.4	$1,038.3	(2)%
Operating income	$231.3	$240.2	(4)%
Operating income margin	23%	23%
Key indicator:
Consumer-to-Consumer transactions	63.7	61.8	3%

We view our Consumer-to-Consumer money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities. We include our online money transfer services initiated through Western Union branded websites ("westernunion.com") in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Significant allocations are made in determining the transaction and revenue changes under the regional view in the table that follows. The geographic split for transactions and revenue, including transactions initiated through westernunion.com, is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the transactions and revenue are attributed to that region. Included in each region's transaction and revenue percentages in the tables below are transactions initiated through westernunion.com for the three months ended March 31, 2016. Regional results for the three months ended March 31, 2015 have also been adjusted to include transactions initiated through westernunion.com. Prior to January 1, 2016, we reported westernunion.com initiated transactions as a separate region with 100% of the corresponding transactions and revenue attributed to that region. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are initiated through westernunion.com, regardless of where the transactions are paid out.

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

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year:

	Three Months Ended March 31, 2016
	Revenue Growth/(Decline), as Reported	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a)	Transaction Growth/(Decline)
Consumer-to-Consumer regional growth/(decline):
North America	3%	(2)%	5%	7%
Europe and CIS	(3)%	(3)%	0%	3%
Middle East and Africa	(4)%	(3)%	(1)%	(3)%
Asia Pacific ("APAC")	(4)%	(3)%	(1)%	(4)%
Latin America and the Caribbean ("LACA")	(5)%	(6)%	1%	11%
Total Consumer-to-Consumer growth/(decline):	(2)%	(3)%	1%	3%

westernunion.com (b)	16%	(2)%	18%	25%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the U.S. dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior period.

(b)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Consumer-to-Consumer revenue as a percentage of segment revenue:
North America	28%	27%
Europe and CIS	26%	26%
Middle East and Africa	20%	21%
APAC	15%	15%
LACA	11%	11%

Westernunion.com, which is included in the regional percentages above, represented approximately 7% and 6% of our Consumer-to-Consumer revenue for the three months ended March 31, 2016 and 2015, respectively.

Our consumers transferred $19.1 billion and $19.5 billion in Consumer-to-Consumer principal for the three months ended March 31, 2016 and 2015, respectively, of which $17.3 billion and $17.5 billion related to cross-border principal, for the same corresponding periods described above.

Transaction fees and foreign exchange revenues
All comparisons in the discussion below are for the three months ended March 31, 2016 compared to the corresponding period in the prior year.
Consumer-to-Consumer money transfer revenue decreased 2%. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3%. This decline was partially offset by transaction growth of 3%.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $30.5 million relative to the same period in the previous year. Foreign currency hedges benefited revenues by $15.1 million for the three months ended March 31, 2016.
Our North America region experienced increased revenue of 3% and transaction growth of 7%. The increase in revenue was primarily due to transaction growth in our United States outbound services, including our United States to Mexico and Latin America corridors. This was partially offset by fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, which negatively impacted revenue by 2%.
Our Europe and CIS region experienced decreased revenue of 3% and transaction growth of 3%. Fluctuations in the exchange rate between the United States dollar and the euro and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3%. Revenue was also negatively impacted by transaction declines in Russia, partially offset by transaction growth in Germany.
Our Middle East and Africa region experienced decreased revenue of 4%, on decreased transactions of 3%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 3%. Transaction declines in Nigeria also contributed to the decrease in revenue.
Our APAC region experienced decreased revenue of 4%, on decreased transactions of 4%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3%. Transaction declines in the Philippines also contributed to the decrease in revenue.
Our LACA region experienced decreased revenue of 5%, on transaction growth of 11%. The region was negatively impacted by price reductions implemented in Argentina, partially offset by growth from transactions originated in the United States, as discussed above. Fluctuations in the exchange rate between the United States dollar and other currencies, primarily the Argentine peso, negatively impacted revenue by 6%.
Foreign exchange revenues increased 3%, primarily due to increases in foreign exchange spreads which we began implementing during the first quarter of 2015 that were largely offset by corresponding reductions in transaction fees in certain corridors.
We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Consumer-to-Consumer net pricing changes negatively impacted segment revenue by 2% for the three months ended March 31, 2016.

Operating income
Consumer-to-Consumer operating income declined 4% during the three months ended March 31, 2016 compared to the corresponding period in the prior year. Results for the three months ended March 31, 2016 were impacted by increased technology expenses, partially offset by benefits from productivity and cost-savings initiatives and the timing of certain expenses. Revenues and expenses were also impacted by the strengthening of the United States dollar compared to foreign currencies. Operating margins in the segment were also impacted by these factors.

Consumer-to-Business Segment
The table below sets forth our Consumer-to-Business segment results of operations for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(dollars in millions)	2016	2015	% Change
Revenues:
Transaction fees	$150.7	$151.4	0%
Foreign exchange and other revenues	5.4	6.4	(15)%
Total revenues	$156.1	$157.8	(1)%
Operating income	$22.9	$29.5	(23)%
Operating income margin	15%	19%

Revenues
For the three months ended March 31, 2016 compared to the corresponding period in the prior year, Consumer-to-Business revenue decreased 1%, primarily due to declines related to foreign currency translation in our bill payments in Argentina, partially offset by increases in our United States electronic bill payments. The strengthening of the United States dollar against the Argentine peso negatively impacted our Consumer-to-Business revenue growth by 13% for the three months ended March 31, 2016.

Operating income
Operating income decreased for the three months ended March 31, 2016 when compared to the corresponding period in the prior year, primarily due to increased technology expenses. The change in operating margins in the segment was also due to this factor.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(dollars in millions)	2016	2015	% Change
Revenues:
Foreign exchange revenues	$89.4	$87.9	2%
Transaction fees and other revenues	9.8	10.1	(3)%
Total revenues	$99.2	$98.0	1%
Operating income	$2.4	$2.1	15%
Operating income margin	2%	2%
____________

(a)	Calculation not meaningful.

Revenues
For the three months ended March 31, 2016 compared to the corresponding period in the prior year, Business Solutions revenue increased 1%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 5% for the three months ended March 31, 2016. Revenue from sales of our hedging products increased, primarily in Europe.

Operating income
For the three months ended March 31, 2016, operating income and operating income margin remained materially consistent when compared to the corresponding period in the prior year.

Other

The following table sets forth Other results for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(dollars in millions)	2016	2015	% Change
Revenues	$25.0	$26.8	(7)%
Operating income	$2.0	$0.5	(a)
____________

(a)	Calculation not meaningful.

Revenues
Other revenue decreased for the three months ended March 31, 2016 compared to the corresponding period in the prior year due to declines in our prepaid and retail foreign exchange services, partially offset by increases in our money order business.

Operating income
During the three months ended March 31, 2016, operating income increased when compared to the corresponding period in the prior year due to increased investment and other revenues in our money order business.

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

Substantially all of our cash flows from operating activities have been generated from subsidiaries. Most of these cash flows are generated from our regulated subsidiaries. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: (1) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations and (2) other legal or regulatory restrictions, including statutory or formalized net worth requirements.

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

We also have the capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in September 2020. As of March 31, 2016, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program. In addition, we have the capacity to borrow up to $575 million under the term loan agreement we entered into on April 11, 2016, with the option to increase the commitments under the agreement by up to $250 million, subject to certain provisions, as further described below.

Cash and Investment Securities

As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $1.2 billion and $1.3 billion, respectively. Approximately $750 million and $950 million was held by our foreign entities as of March 31, 2016 and December 31, 2015, respectively. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within "Settlement assets," were $1.2 billion as of both March 31, 2016 and December 31, 2015, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2016, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $212.7 million during the three months ended March 31, 2016, from $211.8 million in the comparable period in the prior year. Cash provided by operating activities is impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

On April 11, 2016, we entered into a term loan agreement, which matures in April 2021, providing for an unsecured delayed draw term loan facility in an aggregate amount of $575 million (the "Term Loan Facility"). We may draw term loans under the Term Loan Facility from time to time until October 11, 2016 (the "Commitment Termination Date"). In addition, we have the option to increase the commitments under the Term Loan Facility, either before or after the Commitment Termination Date, in an aggregate amount up to $250 million. Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. We plan to use the proceeds of the term loans to refinance a portion of our issued and outstanding 5.930% notes due October 2016 and for general corporate purposes; provided, that no more than $450 million in proceeds from the loans under the Term Loan Facility may be used for purposes other than redeeming, repaying, purchasing or refinancing our notes due October 2016 and paying any fees and expenses in connection with the Term Loan Facility and other related loan documents.

The Term Loan Facility contains covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Term Loan Facility requires us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 3:1 for each period of four consecutive fiscal quarters. The Term Loan Facility also contains customary representations, warranties and events of default.

Generally, interest under the Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points. A commitment fee of 15 basis points on the unused amount of the commitments under the facility is also payable quarterly until the Commitment Termination Date. Both the interest rate margin and commitment fee percentage are based on certain of our credit ratings, and will increase or decrease in the event of certain upgrades or downgrades in our credit ratings.

In addition to the payment of interest, we are required to make certain periodic amortization payments with respect to the outstanding principal of the term loans commencing after the second anniversary of the closing of the Term Loan Facility. The final maturity date of the Term Loan Facility is April 11, 2021.

As of March 31, 2016, we have outstanding borrowings at par value of $3,230.4 million. The substantial majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2016 to 2040.

Our Revolving Credit Facility expires in September 2020 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250 million letter of credit sub-facility. Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 110 basis points. A facility fee of 15 basis points is also payable quarterly on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of and during the three months ended March 31, 2016, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of March 31, 2016. During the three months ended March 31, 2016, the average commercial paper balance outstanding was $9.0 million and the maximum balance outstanding was $180.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, our Revolving Credit Facility, and our Term Loan Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $47.9 million and $44.4 million for the three months ended March 31, 2016 and 2015, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the three months ended March 31, 2016 and 2015, 12.9 million and 7.7 million shares were repurchased for $240.0 million and $150.0 million, respectively, excluding commissions, at an average cost of $18.66 and $19.50 per share, respectively. As of March 31, 2016, $471.9 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2017.

Our Board of Directors declared quarterly cash dividends of $0.16 per common share in the first quarter of 2016, representing $79.3 million in total dividends.

Debt Service Requirements

Our 2016 and future debt service requirements will include payments on all outstanding indebtedness including any borrowings under our commercial paper program. In October 2016, our 2016 Notes of $1.0 billion will mature. We plan to fund this maturity by refinancing a portion of this debt through our Term Loan Facility and commercial paper program and repaying a portion using cash, including cash generated from operations.

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

Other Commercial Commitments

We had approximately $80 million in outstanding letters of credit and bank guarantees as of March 31, 2016. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2020, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of March 31, 2016, our total amount of unrecognized income tax benefits was $124.2 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and
Estimates" in our 2015 Annual Report on Form 10-K, for which there were no material changes, included:

•	Income taxes

•	Derivative financial instruments

•	Other intangible assets

•	Goodwill

•	Legal contingencies

Risk Management

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide Consumer-to-Consumer money transfer services in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the majority of our agents in United States dollars or euros, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

As of December 31, 2015, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million based on our 2016 forecast of Consumer-to-Consumer unhedged exposure to foreign currency at that date. The exposure as of March 31, 2016 is not materially different based on our forecast of unhedged exposure to foreign currency through March 31, 2016. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value as of March 31, 2016 of $2.8 billion. Approximately $2.0 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

A total of $975.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of March 31, 2016, our weighted-average effective rate on total borrowings was approximately 4.9%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to annual pre-tax income of approximately $10 million based on borrowings, net of the impact of hedges, on March 31, 2016 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2016 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to annual pre-tax income of approximately $20 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 19, 2016. In our opinion, the accompanying condensed consolidated balance sheet of The Western Union Company as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Denver, Colorado
May 3, 2016

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

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act (“BSA”), Suspicious Activity Report (“SAR”) and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. Further, the government recently served Western Union with a subpoena calling for data relating to transactions sent and received by 43 Nicaraguan agents from October 1, 2008 to October 31, 2013 and transactions sent from the United States to the Bahamas, Peru, Dominican Republic, and Haiti from September 1, 2013 to January 2, 2014 and certain documents relating to those agents. The government also advised the Company that it is investigating concerns the Company was aware there were gaming transactions being sent to Panama, Nicaragua, Haiti, Philippines, Vietnam, the Dominican Republic, Peru, Antigua, and the Bahamas (in addition to Costa Rica) and that the Company failed to take proper steps to stop the activity. The government has also notified the Company that it is a target of the investigation. The government has interviewed several current and former Western Union employees. The government's investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

Shareholder Actions

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of the Southwest Border Agreement, including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties' joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below.

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective anti-money laundering compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the Southwest Border Monitor's efforts to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the Monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal anti-money laundering laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the Bank Secrecy Act and parallel anti-money laundering laws and regulations for a prolonged period of time, authorized and implemented anti-money laundering policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls. The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs may file an amended complaint that cures the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, eight of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and one of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 1 - 31	3,857	$16.97	—	$711.9
February 1 - 29	6,462,325	$18.18	5,609,456	$609.9
March 1 - 31	7,267,820	$19.02	7,253,556	$471.9
Total	13,734,002	$18.63	12,863,012
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $471.9 remained available as of March 31, 2016. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	May 3, 2016	By:	/S/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2016	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2016	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Term Loan Agreement, dated as of April 11, 2016, among The Western Union Company, the banks named therein, as lenders, Mizuho Bank (USA) and U.S. Bank National Association, as Syndication Agents, Citizens Bank, N.A., Fifth Third Bank, State Bank of India, New York and Barclays Bank PLC, as Documentation Agents, and Bank of America, N.A., as Administrative Agent for the Banks thereunder (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2016 and incorporated herein by reference thereto)

10.2	The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective December 15, 2015*

10.3	Form of Performance-Based Restricted Stock Unit Award Notice for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan*

10.4	Form of Performance-Based Restricted Stock Unit Award Notice for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan*

10.5	Form of Performance-Based Restricted Stock Unit Award Notice for Section 16 Officers (United Arab Emirates) under The Western Union Company 2015 Long-Term Incentive Plan*

10.6	Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan*

10.7	Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) under The Western Union Company 2015 Long-Term Incentive Plan*

10.8	Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan*

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.