Form 10-Q
period 2016-06-30
Western Union CO
filed 2016-08-03
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 31, 2016, 487,733,527 shares of the registrant's common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Transaction fees	$961.3	$988.3	$1,880.3	$1,936.9
Foreign exchange revenues	378.8	362.1	724.3	700.1
Other revenues	35.6	33.2	68.8	67.5
Total revenues	1,375.7	1,383.6	2,673.4	2,704.5
Expenses:
Cost of services	821.9	799.4	1,601.3	1,571.2
Selling, general and administrative	293.5	333.4	553.2	610.2
Total expenses	1,115.4	1,132.8	2,154.5	2,181.4
Operating income	260.3	250.8	518.9	523.1
Other income/(expense):
Interest income	0.7	2.5	1.6	5.4
Interest expense	(41.0)	(43.1)	(81.5)	(84.9)
Derivative gains, net	1.4	—	1.9	1.0
Other income/(expense), net	1.1	(3.3)	(0.9)	(5.1)
Total other expense, net	(37.8)	(43.9)	(78.9)	(83.6)
Income before income taxes	222.5	206.9	440.0	439.5
Provision for income taxes	16.9	17.6	48.7	46.3
Net income	$205.6	$189.3	$391.3	$393.2
Earnings per share:
Basic	$0.42	$0.37	$0.79	$0.76
Diluted	$0.42	$0.36	$0.79	$0.75
Weighted-average shares outstanding:
Basic	490.3	515.2	495.1	518.1
Diluted	493.0	519.8	498.1	522.5
Cash dividends declared per common share	$0.16	$0.155	$0.32	$0.31

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$205.6	$189.3	$391.3	$393.2
Other comprehensive income/(loss), net of tax (Note 7):
Unrealized gains/(losses) on investment securities	3.5	(6.8)	6.7	(5.8)
Unrealized gains/(losses) on hedging activities	10.7	(38.2)	(27.1)	2.4
Foreign currency translation adjustments	(1.8)	(1.7)	(4.1)	(4.3)
Defined benefit pension plan adjustments	1.7	1.3	3.4	3.1
Total other comprehensive income/(loss)	14.1	(45.4)	(21.1)	(4.6)
Comprehensive income	$219.7	$143.9	$370.2	$388.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,162.6	$1,315.9
Settlement assets	3,357.1	3,308.7
Property and equipment, net of accumulated depreciation of $568.8 and $538.2, respectively	221.7	231.8
Goodwill	3,162.4	3,163.8
Other intangible assets, net of accumulated amortization of $931.2 and $884.4, respectively	701.5	705.0
Other assets (Note 1)	789.6	724.0
Total assets	$9,394.9	$9,449.2
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$512.4	$606.6
Settlement obligations	3,357.1	3,308.7
Income taxes payable	213.2	211.5
Deferred tax liability, net	268.1	272.6
Borrowings (Note 1)	3,228.5	3,215.9
Other liabilities	501.2	429.0
Total liabilities	8,080.5	8,044.3

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 488.0 shares and 502.4 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4.9	5.0
Capital surplus	597.3	566.5
Retained earnings	877.2	977.3
Accumulated other comprehensive loss	(165.0)	(143.9)
Total stockholders' equity	1,314.4	1,404.9
Total liabilities and stockholders' equity	$9,394.9	$9,449.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$391.3	$393.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36.3	32.6
Amortization	95.2	94.2
Other non-cash items, net	42.3	24.9
Increase/(decrease) in cash resulting from changes in:
Other assets	9.2	(57.6)
Accounts payable and accrued liabilities	(99.5)	(23.1)
Income taxes payable	5.3	10.9
Other liabilities	5.5	(9.4)
Net cash provided by operating activities	485.6	465.7
Cash flows from investing activities
Capitalization of contract costs	(60.0)	(74.7)
Capitalization of purchased and developed software	(21.3)	(20.8)
Purchases of property and equipment	(27.4)	(26.9)
Purchases of non-settlement related investments	(34.9)	(100.0)
Proceeds from maturity of non-settlement related investments	11.0	—
Purchases of held-to-maturity non-settlement related investments	(26.5)	—
Proceeds from held-to-maturity non-settlement related investments	2.0	—
Net cash used in investing activities	(157.1)	(222.4)
Cash flows from financing activities
Cash dividends paid	(157.4)	(160.0)
Common stock repurchased (Note 7)	(334.0)	(313.8)
Proceeds from exercise of options and other	9.6	77.8
Net cash used in financing activities	(481.8)	(396.0)
Net change in cash and cash equivalents	(153.3)	(152.7)
Cash and cash equivalents at beginning of period	1,315.9	1,783.2
Cash and cash equivalents at end of period	$1,162.6	$1,630.5
Supplemental cash flow information:
Interest paid	$78.4	$81.7
Income taxes paid	$50.6	$42.5

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of June 30, 2016 and December 31, 2015 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of June 30, 2016 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In March 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding share-based payments to employees. This new standard requires that all excess tax benefits and tax deficiencies be recognized as income tax expense (benefit) in the income statement and that excess tax benefits be included as an operating activity for the cash flow statement. While this new standard also allows entities to either estimate share-based awards that are expected to vest or account for forfeitures as they occur, the Company intends to continue its current practice of estimating forfeitures when calculating compensation expense. Furthermore, the new standard also changes the tax withholding threshold for awards to qualify for accounting in equity. However, as all of the Company's awards have qualified for equity accounting, such change is not expected to impact the Company’s current practices related to the accounting for share-based payments. The Company is required to adopt the new standard on January 1, 2017. Management believes that the adoption of this standard will not have a material impact on the Company’s financial position, results of operations, and related disclosures.

In June 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new standard on January 1, 2020. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position, results of operations, and related disclosures.

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

For the three months ended June 30, 2016 and 2015, there were 3.3 million and 1.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the six months ended June 30, 2016 and 2015, there were 4.6 million and 5.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted-average shares outstanding	490.3	515.2	495.1	518.1
Common stock equivalents	2.7	4.6	3.0	4.4
Diluted weighted-average shares outstanding	493.0	519.8	498.1	522.5

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

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
June 30, 2016	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,015.0	$—	$1,015.0
State and municipal variable rate demand notes	—	237.5	—	237.5
Corporate and other debt securities	—	45.6	—	45.6
Other assets:
Derivatives	—	428.9	—	428.9
Total assets	$—	$1,727.0	$—	$1,727.0
Liabilities:
Derivatives	$—	$339.2	$—	$339.2
Total liabilities	$—	$339.2	$—	$339.2

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2015	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,052.5	$—	$1,052.5
State and municipal variable rate demand notes	—	42.9	—	42.9
Corporate and other debt securities	—	67.2	—	67.2
Other assets:
Derivatives	—	396.3	—	396.3
Total assets	$—	$1,558.9	$—	$1,558.9
Liabilities:
Derivatives	$—	$283.7	$—	$283.7
Total liabilities	$—	$283.7	$—	$283.7

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2016 and 2015.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 8. As of June 30, 2016, the carrying value and fair value of the Company's borrowings was $3,228.5 million and $3,340.3 million, respectively (see Note 9). As of December 31, 2015, the carrying value and fair value of the Company's borrowings was $3,215.9 million and $3,279.6 million, respectively.

The Company's investments in foreign corporate debt securities are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2016, the carrying value and fair value of the Company's foreign corporate debt securities was $35.4 million and $35.5 million, respectively. As of December 31, 2015, the carrying value and fair value of the Company's foreign corporate debt securities was $9.3 million.

4. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $80 million in outstanding letters of credit and bank guarantees as of June 30, 2016. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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
State of Arizona Settlement Agreement

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed a settlement agreement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with the State. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of primary and secondary recommendations related to the Company's compliance programs, which the Company has implemented or is implementing, including programs related to the Company's Business Solutions segment.

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

The Amendment provides that if WUFSI is unable to implement an effective AML compliance program along the U.S. and Mexico border, as determined by the Monitor and subject to limited judicial review, within the timeframes for implementing the Monitor’s primary recommendations, the State may, within 180 days after the Monitor delivers a final report on the primary recommendations finding such noncompliance, and subsequent to any judicial review of the Monitor’s findings, elect one, and only one, of the following remedies: (i) assert a willful and material breach of the Southwest Border Agreement and pursue remedies under the Southwest Border Agreement, which could include initiating civil or criminal actions; or (ii) require WUFSI to pay (a) $50 million plus (b) $1 million per primary recommendation or group of primary recommendations that WUFSI fails to implement successfully (collectively, the "Primary Period Remedies"). There are currently more than 70 primary recommendations and groups of primary recommendations.

The Amendment also provides that if the Monitor concludes that WUFSI has implemented an effective AML compliance program along the U.S. and Mexico border within the timeframes for implementing the Monitor’s primary recommendations, the State cannot pursue either of the Primary Period Remedies above, except that the State may require WUFSI to pay $1 million per primary recommendation or group of primary recommendations that WUFSI fails to implement successfully.

The Company submitted its implementation of all of the primary recommendations to the Monitor for review prior to October 31, 2015. On June 29, 2016, the Monitor provided notice to the Company and the State that the Monitor had determined that (i) the Company had successfully implemented all of the primary recommendations, and (ii) the Company has implemented an effective AML compliance program along the U.S. and Mexico border. On July 27, 2016, the Monitor delivered its final report for the primary recommendations period and the Superior Court of Arizona in and for Maricopa County accepted the report. Accordingly, the State cannot pursue any of the Primary Period Remedies listed above.

The Amendment also provides until June 30, 2017 for implementation of the secondary recommendations, and provides a deadline of December 31, 2017 for the Monitor to issue a report evaluating implementation of the secondary recommendations. If the Monitor concludes in that report that WUFSI has not implemented an effective AML compliance program along the U.S. and Mexico border, the State cannot assert a willful and material breach of the Southwest Border Agreement but may require WUFSI to pay $25 million (the "Secondary Period Remedy"). There is no monetary penalty associated with secondary recommendations that were classified as such on the date of the Amendment or any new secondary recommendations that the Monitor makes after the date of the Amendment. There are currently 15 such secondary recommendations and groups of secondary recommendations.

Additionally, under the Amendment, if the Monitor determined that WUFSI has implemented an effective AML compliance program along the U.S. and Mexico border but had not implemented some of the Monitor’s secondary recommendations or groups of secondary recommendations that were originally classified as primary recommendations or groups of primary recommendations on the date of the Amendment, the State may have required WUFSI to pay $500,000 per such secondary recommendation or group of recommendations. As noted above, however, all primary recommendations have been successfully implemented by the Company. As a result, there are no secondary recommendations or groups of secondary recommendations that were originally classified as primary recommendations or groups of primary recommendations on the date of the Amendment.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in WUFSI’s AML compliance program required by the Southwest Border Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. The Company is unable at this stage to predict whether the Monitor will conclude at the end of the timeframe for implementing the secondary recommendations that the Company has successfully implemented the secondary recommendations and has an effective AML compliance program, and, accordingly, whether the State will pursue the Secondary Period Remedy.

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

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania ("USAO-EDPA") seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) ("Hong Fai"), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The government has interviewed several current and former Western Union employees. In March 2016, the government filed a criminal complaint against the principal of Hong Fai General Contractor Corp. and in June 2016, he pled guilty to one count of mail fraud, two counts of transporting illegal aliens and one count of tax evasion in violation of United States federal law in U.S. v. Yong Quan Zheng (2:16-cr-00212-AB E. D. Pa.). Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania ("USAO-MDPA") seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government has interviewed several current and former employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government has indicated that it believes Western Union failed to timely terminate or suspend certain Western Union agents who allegedly paid or forwarded thousands of fraud-induced transactions sent from the United States to various countries from at least 2008 to 2012. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Southern District of Florida ("USAO-SDFL") seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act ("BSA"), Suspicious Activity Report ("SAR") and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also calls for Board meeting minutes and organization charts. The period covered by the subpoena is January 1, 2007 to November 27, 2013. The Company has received additional subpoenas from the USAO-SDFL and the Broward County, Florida Sheriff’s Office relating to the investigation, including a federal grand jury subpoena issued by the USAO-SDFL on March 14, 2014, seeking information about 33 agent locations in Costa Rica such as ownership and operating agreements, SARs and AML compliance and BSA filings for the period January 1, 2008 to November 27, 2013. Subsequently, the USAO-SDFL served the Company with seizure warrants requiring the Company to seize all money transfers sent from the United States to two agent locations located in Costa Rica for a 10-day period beginning in late March 2014. On July 8, 2014, the government served a grand jury subpoena calling for records relating to transactions sent from the United States to Nicaragua and Panama between September 1, 2013 and October 31, 2013. Further, the government recently served Western Union with a subpoena calling for data relating to transactions sent and received by 43 Nicaraguan agents from October 1, 2008 to October 31, 2013 and transactions sent from the United States to the Bahamas, Peru, Dominican Republic, and Haiti from September 1, 2013 to January 2, 2014 and certain documents relating to those agents. The government also advised the Company that it is investigating concerns the Company was aware there were gaming transactions being sent to Panama, Nicaragua, Haiti, Philippines, Vietnam, the Dominican Republic, Peru, Antigua, and the Bahamas (in addition to Costa Rica) and that the Company failed to take proper steps to stop the activity. The government has also notified the Company that it is a target of the investigation. The government has interviewed several current and former Western Union employees. The government's investigation is ongoing and the Company may receive additional requests for information or seizure warrants as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has had discussions with the United States Federal Trade Commission (the "FTC") regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a civil investigative demand from the FTC requesting that the Company produce (i) all documents relating to communications with the Monitor appointed pursuant to the Southwest Border Agreement, including information the Company provided to the Monitor and any reports prepared by the Monitor; and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC's request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. On February 21, 2014, the Company received another civil investigative demand from the FTC requesting the production of all documents relating to complaints made to the Company by or on behalf of consumers relating to fraud-induced money transfers that were sent from or received in the United States since January 1, 2004, except for documents that were already produced to the FTC in response to the first civil investigative demand. On October 7, 2014, the United States Court of Appeals for the Second Circuit entered a summary order reversing in part and vacating and remanding in part the June 6, 2013 order entered by the United States District Court for the Southern District of New York. On October 22, 2014, the Company received another civil investigative demand issued by the FTC requesting documents and information since January 1, 2004 relating to the Company’s consumer fraud program, its policies and procedures governing agent termination, suspension, probation and reactivation, its efforts to comply with its 2005 agreement with 47 states and the District of Columbia regarding consumer fraud prevention, and complaints made to the Company by or on behalf of consumers concerning fraud-induced money transfers that were sent to or from the United States, excluding complaint-related documents that were produced to the FTC in response to the earlier civil investigative demands. The civil investigative demand also seeks various documents concerning approximately 720 agents, including documents relating to the transactions they sent and paid and the Company’s investigations of and communications with them. On July 31, 2015, the Company received another civil investigative demand requesting documents and information relating to the total number of agent and subagent locations in 13 countries annually since 2010, the average and median dollar values for money transfers sent anywhere in the world annually since 2010, copies of the Company’s anti-fraud programs, know your agent policy, know your customer policy, representative agent contracts, transaction data, background investigation documents and fraud complaints associated with four agents in Greece, Peru and Mexico and consumer fraud reports not already produced to the FTC. The Company has responded to each of the civil investigative demands it has received from the FTC and may receive additional civil investigative demands. The FTC recently advised the Company of its view that the Company violated Section 5 of the Federal Trade Commission Act and the Telemarketing Sales Rule by failing to take timely, appropriate, and effective measures to mitigate fraud in the processing of money transfers sent by consumers. The Company is in discussions with the FTC and is seeking to reach an appropriate resolution of this matter. The Company has accrued $15 million toward a proposed resolution based upon facts and circumstances known to the Company at this time. Due to the stage of the discussions, the Company is unable to predict the possible range of additional loss exceeding the amount already accrued for this matter. There can be no assurance that the Company will reach an agreement with the FTC. The FTC staff has advised the Company that it has been directed to request authority from the FTC to file a complaint against the Company in United States federal court if it is not able to reach an agreement with the Company. Should the Company enter into a settlement agreement with the FTC, or if the FTC files a complaint against the Company, the Company could be required to make significant restitution and/or disgorgement payments and changes to its programs, any of which separately or combined could have a material adverse effect on the Company’s business, financial condition and results of operations. If the FTC files a complaint against the Company, the Company intends to defend itself vigorously.

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

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

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

On January 26, 2006, the First Data Corporation ("First Data") Board of Directors announced its intention to pursue the distribution of all of its money transfer and consumer payments business and its interest in a Western Union money transfer agent, as well as its related assets, including real estate, through a tax-free distribution to First Data shareholders (the "Spin-off"). The Spin-off resulted in the formation of the Company and these assets and businesses no longer being part of First Data. Pursuant to the separation and distribution agreement with First Data in connection with the Spin-off, First Data and the Company are each liable for, and agreed to perform, all liabilities with respect to their respective businesses. In addition, the separation and distribution agreement also provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company's business with the Company and financial responsibility for the obligations and liabilities of First Data's retained businesses with First Data. The Company also entered into a tax allocation agreement ("Tax Allocation Agreement") that sets forth the rights and obligations of First Data and the Company with respect to taxes imposed on their respective businesses both prior to and after the Spin-off as well as potential tax obligations for which the Company may be liable in conjunction with the Spin-off (see Note 10).

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended June 30, 2016 and 2015 totaled $17.1 million and $17.2 million, respectively, and $32.7 million and $32.9 million for the six months ended June 30, 2016 and 2015, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	2016	2015
Settlement assets:
Cash and cash equivalents	$895.5	$1,075.7
Receivables from selling agents and Business Solutions customers	1,163.5	1,070.4
Investment securities	1,298.1	1,162.6
	$3,357.1	$3,308.7
Settlement obligations:
Money transfer, money order and payment service payables	$2,453.7	$2,428.5
Payables to agents	903.4	880.2
	$3,357.1	$3,308.7

Investment securities included in "Settlement assets" in the Company's Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2049. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.

The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2016 and 2015 were $1.2 billion and $7.8 billion, respectively. The decline in proceeds from the sale and maturity of available-for-sale securities for the six months ended June 30, 2016 compared to the prior period was primarily due to reduced sales of variable rate demand note securities.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

June 30, 2016	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$993.2	$1,015.0	$22.4	$(0.6)	$21.8
State and municipal variable rate demand notes	237.5	237.5	—	—	—
Corporate and other debt securities	44.9	45.6	0.7	—	0.7
	1,275.6	1,298.1	23.1	(0.6)	22.5
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	35.4	35.5	0.1	—	0.1
	$1,311.0	$1,333.6	$23.2	$(0.6)	$22.6

December 31, 2015	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,040.3	$1,052.5	$14.2	$(2.0)	$12.2
State and municipal variable rate demand notes	42.9	42.9	—	—	—
Corporate and other debt securities	67.3	67.2	—	(0.1)	(0.1)
	1,150.5	1,162.6	14.2	(2.1)	12.1
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	9.3	9.3	—	—	—
	$1,159.8	$1,171.9	$14.2	$(2.1)	$12.1
____________

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of June 30, 2016 (in millions):

Fair Value
Due within 1 year	$157.5
Due after 1 year through 5 years	578.1
Due after 5 years through 10 years	327.8
Due after 10 years	234.7
$1,298.1

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $2.9 million, $20.0 million and $214.6 million are included in the "Due after 1 year through 5 years" "Due after 5 years through 10 years," and "Due after 10 years" categories, respectively, in the table above. The significant majority of the held-to-maturity foreign corporate debt securities are due within 1 year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized gains on investment securities, beginning of period	$11.0	$9.9	$7.8	$8.9
Unrealized gains/(losses)	6.2	(9.6)	12.2	(7.3)
Tax (expense)/benefit	(2.3)	3.6	(4.4)	2.7
Reclassification of gains into "Other revenues"	(0.7)	(1.2)	(1.8)	(1.8)
Tax expense related to reclassifications	0.3	0.4	0.7	0.6
Net unrealized gains/(losses) on investment securities	3.5	(6.8)	6.7	(5.8)
Unrealized gains on investment securities, end of period	$14.5	$3.1	$14.5	$3.1

Unrealized gains on hedging activities, beginning of period	$3.6	$89.2	$41.4	$48.6
Unrealized gains/(losses)	20.1	(19.8)	(6.2)	38.4
Tax (expense)/benefit	0.2	0.4	2.3	(2.7)
Reclassification of gains into "Transaction fees"	(7.5)	(14.2)	(18.2)	(25.5)
Reclassification of gains into "Foreign exchange revenues"	(3.4)	(5.9)	(7.8)	(10.3)
Reclassification of losses into "Interest expense"	0.9	0.9	1.8	1.8
Tax expense related to reclassifications	0.4	0.4	1.0	0.7
Net unrealized gains/(losses) on hedging activities	10.7	(38.2)	(27.1)	2.4
Unrealized gains on hedging activities, end of period	$14.3	$51.0	$14.3	$51.0

Foreign currency translation adjustments, beginning of period	$(68.3)	$(51.8)	$(66.0)	$(49.2)
Foreign currency translation adjustments	(0.6)	(1.7)	(3.9)	(4.3)
Tax expense	(1.2)	—	(0.2)	—
Net foreign currency translation adjustments	(1.8)	(1.7)	(4.1)	(4.3)
Foreign currency translation adjustments, end of period	$(70.1)	$(53.5)	$(70.1)	$(53.5)

Defined benefit pension plan adjustments, beginning of period	$(125.4)	$(125.4)	$(127.1)	$(127.2)
Reclassification of losses into "Cost of services"	2.6	2.8	5.3	5.7
Tax benefit related to reclassifications and other	(0.9)	(1.5)	(1.9)	(2.6)
Net defined benefit pension plan adjustments	1.7	1.3	3.4	3.1
Defined benefit pension plan adjustments, end of period	$(123.7)	$(124.1)	$(123.7)	$(124.1)
Accumulated other comprehensive loss, end of period	$(165.0)	$(123.5)	$(165.0)	$(123.5)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid

The Company's Board of Directors declared quarterly cash dividends of $0.16 per common share in both the first and second quarters of 2016, representing $157.4 million in total dividends. Of this amount, $78.1 million was paid on June 30, 2016 and $79.3 million was paid on March 31, 2016. The Company's Board of Directors declared quarterly cash dividends of $0.155 per common share in both the first and second quarters of 2015, representing $160.0 million in total dividends. Of this amount, $79.5 million was paid on June 30, 2015 and $80.5 million was paid on March 31, 2015.

On July 14, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on September 30, 2016.

Share Repurchases

During the six months ended June 30, 2016 and 2015, 16.9 million and 15.0 million shares were repurchased for $317.5 million and $306.3 million, respectively, excluding commissions, at an average cost of $18.81 and $20.47, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of June 30, 2016, $394.3 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2017. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

8. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar, Australian dollar, Swiss franc, and other currencies, related to forecasted revenues and on settlement assets and obligations as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Derivatives
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2016, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains, net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2016 were as follows (in millions):

Contracts designated as hedges:
Euro	$373.6
British pound	139.9
Canadian dollar	99.9
Australian dollar	45.8
Swiss franc	42.1
Other	81.8
Contracts not designated as hedges:
Euro	$215.6
British pound	72.8
Canadian dollar	54.8
Australian dollar	47.7
Singapore dollar	35.6
Indian rupee	28.9
Other (a)	153.9
____________________

(a)	Comprised of exposures to 21 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company's cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. The resulting foreign exchange revenues from the total portfolio of positions comprise Business Solutions foreign exchange revenues. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of June 30, 2016 was approximately $6.0 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of June 30, 2016 and December 31, 2015. Of this aggregate notional amount held at June 30, 2016, $500.0 million related to notes due in 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$19.6	$7.6	Other liabilities	$0.2	$—
Foreign currency cash flow hedges	Other assets	36.8	59.7	Other liabilities	8.5	2.4
Total		$56.4	$67.3		$8.7	$2.4
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$368.2	$326.1	Other liabilities	$325.8	$277.1
Foreign currency	Other assets	4.3	2.9	Other liabilities	4.7	4.2
Total		$372.5	$329.0		$330.5	$281.3
Total derivatives		$428.9	$396.3		$339.2	$283.7
____________________

(a)
In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in increases in the Company's derivative assets and liabilities that may exceed the growth in the underlying derivatives business.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2016 and December 31, 2015 (in millions):

Offsetting of Derivative Assets

June 30, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$260.2	$—	$260.2	$(158.2)	$102.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	168.7
Total	$428.9

December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$224.3	$—	$224.3	$(119.2)	$105.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	172.0
Total	$396.3
Offsetting of Derivative Liabilities

June 30, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$186.2	$—	$186.2	$(158.2)	$28.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	153.0
Total	$339.2

December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$169.6	$—	$169.6	$(119.2)	$50.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	114.1
Total	$283.7

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and six months ended June 30, 2016 and 2015 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended June 30, 2016 and 2015 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2016	June 30, 2015	Hedged Item		June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Interest rate contracts	Interest expense	$4.2	$(0.3)	Fixed rate debt	Interest expense	$(1.6)	$3.5	Interest expense	$0.1	$(0.1)
Total gain/(loss)		$4.2	$(0.3)			$(1.6)	$3.5		$0.1	$(0.1)
The following table presents the location and amount of gains/(losses) from fair value hedges for the six months ended June 30, 2016 and 2015 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2016	June 30, 2015	Hedged Item		June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Interest rate contracts	Interest expense	$15.4	$10.6	Fixed rate debt	Interest expense	$(10.1)	$(4.0)	Interest expense	$0.3	$0.6
Total gain/(loss)		$15.4	$10.6			$(10.1)	$(4.0)		$0.3	$0.6
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended June 30, 2016 and 2015 (in millions):

	Gain/(Loss) Recognized		Gain/(Loss) Reclassified			Gain/(Loss) Recognized in Income on
	in OCI on Derivatives		from Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	(Effective Portion)		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Foreign currency contracts	$20.1	$(19.8)	Revenue	$10.9	$20.1	Derivative gains, net	$1.0	$0.8
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$20.1	$(19.8)		$10.0	$19.2		$1.0	$0.8

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the six months ended June 30, 2016 and 2015 (in millions):

	Gain/(Loss) Recognized		Gain/(Loss) Reclassified			Gain/(Loss) Recognized in Income on
	in OCI on Derivatives		from Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	(Effective Portion)		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Foreign currency contracts	$(6.2)	$38.4	Revenue	$26.0	$35.8	Derivative gains, net	$2.7	$—
Interest rate contracts (c)	—	—	Interest expense	(1.8)	(1.8)	Interest expense	—	—
Total gain/(loss)	$(6.2)	$38.4		$24.2	$34.0		$2.7	$—
Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and six months ended June 30, 2016 and 2015 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives		2016	2015	2016	2015
Foreign currency contracts (e)	Selling, general and administrative	$3.1	$(11.2)	$(14.5)	$16.1
Foreign currency contracts (f)	Derivative gains, net	0.4	(0.8)	(0.8)	1.0
Total gain/(loss)		$3.5	$(12.0)	$(15.3)	$17.1
 ____________________

(a)
The gain/(loss) of $(1.6) million and $3.5 million in the three months ended June 30, 2016 and 2015, respectively, consisted of a gain/(loss) in value on the debt of $(4.3) million and $0.4 million, respectively, and amortization of hedge accounting adjustments of $2.7 million and $3.1 million, respectively. The loss of $10.1 million and $4.0 million in the six months ended June 30, 2016 and 2015, respectively, consisted of a loss in value on the debt of $15.7 million and $11.2 million, respectively, and amortization of hedge accounting adjustments of $5.6 million and $7.2 million, respectively.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income were $(9.7) million and $8.0 million for the three months ended June 30, 2016 and 2015, respectively, and $6.7 million and $(21.5) million for the six months ended June 30, 2016 and 2015, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

An accumulated other comprehensive pre-tax gain of $23.9 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2016. Approximately $3.4 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of June 30, 2016. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Notes:
5.930% notes due 2016 (a)	$1,000.0	$1,000.0
2.875% notes due 2017 (a)	500.0	500.0
3.650% notes (effective rate of 4.2%) due 2018	400.0	400.0
3.350% notes due 2019 (a)	250.0	250.0
5.253% notes due 2020 (a)	324.9	324.9
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Other borrowings	5.4	5.5
Total borrowings at par value	3,230.3	3,230.4
Fair value hedge accounting adjustments, net (b)	17.7	7.6
Unamortized discount and debt issuance costs (c)	(19.5)	(22.1)
Total borrowings at carrying value (d)	$3,228.5	$3,215.9
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

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

(d)	As of June 30, 2016, the Company’s weighted-average effective rate on total borrowings was approximately 4.9%.

The following summarizes the Company's maturities of borrowings at par value as of June 30, 2016 (in millions):

Due within 1 year	$1,005.4
Due after 1 year through 2 years	500.0
Due after 2 years through 3 years	650.0
Due after 3 years through 4 years	324.9
Due after 5 years	750.0

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

As of June 30, 2016, the Company had no outstanding borrowings under the Term Loan Facility.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Income Taxes

The Company's effective tax rates on pre-tax income for the three months ended June 30, 2016 and 2015 were 7.6% and 8.5%, respectively, and 11.1% and 10.5% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the Company's effective tax rate for the three months ended June 30, 2016 compared to the prior period was primarily due to various discrete items, including the tax-related effects of an accrual for the FTC matter, as further discussed in Note 4, and changes in tax contingency reserves, partially offset by smaller tax planning benefits in the current period. The increase in the Company's effective tax rate for the six months ended June 30, 2016 compared to the prior period was primarily due to smaller tax planning benefits in the current period and changes in the composition between higher-taxed and lower-taxed foreign earnings, partially offset by various discrete items, including the tax-related effects of the FTC matter accrual, and changes in tax contingency reserves. For the year ended December 31, 2015, 103% of the Company's pre-tax income was derived from foreign sources, and the Company currently expects that approximately 99% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2016. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2016 and December 31, 2015 was $107.5 million and $105.6 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $95.8 million and $96.8 million as of June 30, 2016 and December 31, 2015, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $3.2 million and $1.0 million in interest and penalties during the three months ended June 30, 2016 and 2015, respectively, and $2.5 million and $1.0 million during the six months ended June 30, 2016 and 2015, respectively. The Company has accrued $19.0 million and $17.0 million for the payment of interest and penalties as of June 30, 2016 and December 31, 2015, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of June 30, 2016. A substantial majority of these payments were made in the year ended December 31, 2012. The Company expects to pay the remaining amount in 2016 and beyond. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. Discussions with the IRS concerning these adjustments are ongoing. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments.

As of June 30, 2016, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.4 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Stock Compensation Plans
For the three and six months ended June 30, 2016, the Company recognized stock-based compensation expense of $9.7 million and $22.0 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus/deferred stock units in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2015, the Company recognized stock-based compensation expense of $10.2 million and $21.9 million, respectively.
During the six months ended June 30, 2016, the Company granted 0.6 million options at a weighted-average exercise price of $18.19 and 3.3 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $16.82. As of June 30, 2016, the Company had 9.6 million outstanding options at a weighted-average exercise price of $17.62, of which 7.6 million options were exercisable at a weighted-average exercise price of $17.82. The Company had 7.5 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $16.57 as of June 30, 2016. The majority of stock units do not provide for the payment of dividend equivalents. For those units, their value is reduced by the net present value of the foregone dividend equivalent payments.

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

Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three and six months ended June 30, 2016 and 2015, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Consumer-to-Consumer:
Transaction fees	$795.0	$816.1	$1,545.6	$1,592.3
Foreign exchange revenues	283.4	268.9	534.9	513.0
Other revenues	17.4	16.5	32.7	34.5
	1,095.8	1,101.5	2,113.2	2,139.8
Consumer-to-Business:
Transaction fees	147.5	151.6	298.2	303.0
Foreign exchange and other revenues	6.7	6.3	12.1	12.7
	154.2	157.9	310.3	315.7
Business Solutions:
Foreign exchange revenues	89.9	87.5	179.3	175.4
Transaction fees and other revenues	10.9	10.1	20.7	20.2
	100.8	97.6	200.0	195.6
Other:
Total revenues	24.9	26.6	49.9	53.4
Total consolidated revenues	$1,375.7	$1,383.6	$2,673.4	$2,704.5
Operating income/(loss):
Consumer-to-Consumer	$235.3	$256.6	$466.6	$496.8
Consumer-to-Business (a)	17.7	(6.4)	40.6	23.1
Business Solutions	5.1	(0.4)	7.5	1.7
Other	2.2	1.0	4.2	1.5
Total consolidated operating income	$260.3	$250.8	$518.9	$523.1

(a)
For the three and six months ended June 30, 2015, Consumer-to-Business operating income/(loss) included $35.3 million of expenses related to a settlement agreement between the Consumer Financial Protection Bureau and one of the Company's subsidiaries, Paymap, Inc.

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
Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2016 compared to the same periods in 2015. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments were eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our operating income for the three and six months ended June 30, 2015 was impacted by $35.3 million of expenses related to restitution, penalties, and other costs as a result of a settlement agreement between the Consumer Financial Protection Bureau and one of our subsidiaries, Paymap, Inc., which operates solely in the United States (the "Paymap Settlement Agreement"). These charges are reflected within "Selling, general and administrative" expenses in our Condensed Consolidated Statements of Income and have been recognized within our Consumer-to-Business operating segment.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	% Change	2016	2015	% Change
Revenues:
Transaction fees	$961.3	$988.3	(3)%	$1,880.3	$1,936.9	(3)%
Foreign exchange revenues	378.8	362.1	5%	724.3	700.1	3%
Other revenues	35.6	33.2	7%	68.8	67.5	2%
Total revenues	1,375.7	1,383.6	(1)%	2,673.4	2,704.5	(1)%
Expenses:
Cost of services	821.9	799.4	3%	1,601.3	1,571.2	2%
Selling, general and administrative	293.5	333.4	(12)%	553.2	610.2	(9)%
Total expenses	1,115.4	1,132.8	(2)%	2,154.5	2,181.4	(1)%
Operating income	260.3	250.8	4%	518.9	523.1	(1)%
Other income/(expense):
Interest income	0.7	2.5	(70)%	1.6	5.4	(70)%
Interest expense	(41.0)	(43.1)	(5)%	(81.5)	(84.9)	(4)%
Derivative gains, net	1.4	—	(a)	1.9	1.0	94%
Other income/(expense), net	1.1	(3.3)	(a)	(0.9)	(5.1)	(83)%
Total other expense, net	(37.8)	(43.9)	(14)%	(78.9)	(83.6)	(6)%
Income before income taxes	222.5	206.9	8%	440.0	439.5	0%
Provision for income taxes	16.9	17.6	(4)%	48.7	46.3	5%
Net income	$205.6	$189.3	9%	$391.3	$393.2	0%
Earnings per share:
Basic	$0.42	$0.37	14%	$0.79	$0.76	4%
Diluted	$0.42	$0.36	17%	$0.79	$0.75	5%
Weighted-average shares outstanding:
Basic	490.3	515.2		495.1	518.1
Diluted	493.0	519.8		498.1	522.5
____________

(a)	Calculation not meaningful

Revenues overview

For both the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year, consolidated revenues decreased 1%. This was primarily due to the strengthening of the United States dollar compared to foreign currencies, which negatively impacted revenue by 4% for both the three and six months ended June 30, 2016, net of the impact of foreign currency hedges. This decrease was partially offset by transaction growth of 3% in our Consumer-to-Consumer segment for both the three and six months ended June 30, 2016.

Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the three and six months ended June 30, 2016 of $48.9 million and $106.3 million, respectively, relative to the corresponding periods in the prior year. Foreign currency hedges benefited revenues by $10.9 million and $26.0 million for the three and six months ended June 30, 2016, respectively. We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded.

Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection related to the Dodd-Frank Act and similar regulations outside the United States, and other matters. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and six months ended June 30, 2016. Cost of services increased for both the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year due to increased technology expenses, partially offset by a decrease in agent commissions, which generally fluctuate with revenues.

Selling, general and administrative

Selling, general and administrative expenses decreased for both the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year due to the Paymap Settlement Agreement of $35.3 million that was recorded in the second quarter of 2015 and reductions in employee compensation and other costs, partially offset by an accrual related to the United States Federal Trade Commission (the "FTC") matter, as described in Part II, Item I, Legal Proceedings. Additionally, for both periods presented, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

Operating income

Consolidated operating income increased 4% and decreased 1% during the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in the prior year as a result of the changes in revenue and operating expenses described above. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted operating income by approximately 9% and 8% for the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year, respectively.

Total other expense, net
For the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year, total other expense, net decreased by 14% and 6%, respectively, due to lower interest expense primarily related to lower average debt balances outstanding. Average debt balances outstanding were $3,225.2 million and $3,730.3 million for the three months ended June 30, 2016 and 2015, respectively, and $3,225.5 million and $3,729.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in average debt balances outstanding during the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year was primarily due to the repayment of $250 million of our notes in August 2015 and $250 million of our notes in December 2015.

Income taxes

Our effective tax rates on pre-tax income were 7.6% and 8.5% for the three months ended June 30, 2016 and 2015, respectively, and 11.1% and 10.5% for the six months ended June 30, 2016 and 2015, respectively. The decrease in our effective tax rate for the three months ended June 30, 2016 compared to the prior period was primarily due to various discrete items, including the tax-related effects of an accrual for the FTC matter, as discussed earlier, and changes in tax contingency reserves, partially offset by smaller tax planning benefits in the current period. The increase in our effective tax rate for the six months ended June 30, 2016 compared to the prior period was primarily due to smaller tax planning benefits in the current period and changes in the composition between higher-taxed and lower-taxed foreign earnings, partially offset by various discrete items, including the tax-related effects of the FTC matter accrual, and changes in tax contingency reserves.

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

We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2016, the total amount of tax contingency reserves was $114.1 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended June 30, 2016 and 2015, basic earnings per share were $0.42 and $0.37, respectively, and diluted earnings per share were $0.42 and $0.36, respectively. During the six months ended June 30, 2016 and 2015, basic earnings per share were $0.79 and $0.76, respectively, and diluted earnings per share were $0.79 and $0.75, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2016 and 2015, there were 3.3 million and 1.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the six months ended June 30, 2016 and 2015, there were 4.6 million and 5.2 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share increased for both the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year due to lower weighted-average shares outstanding, and earnings per share for the three months ended June 30, 2016 were also positively impacted by the previously described factors impacting net income. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

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

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consumer-to-Consumer	80%	80%	79%	79%
Consumer-to-Business	11%	11%	12%	12%
Business Solutions	7%	7%	7%	7%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

Consumer-to-Consumer Segment

The table below sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2016	2015	% Change	2016	2015	% Change
Revenues:
Transaction fees	$795.0	$816.1	(3)%	$1,545.6	$1,592.3	(3)%
Foreign exchange revenues	283.4	268.9	5%	534.9	513.0	4%
Other revenues	17.4	16.5	5%	32.7	34.5	(5)%
Total revenues	$1,095.8	$1,101.5	(1)%	$2,113.2	$2,139.8	(1)%
Operating income	$235.3	$256.6	(8)%	$466.6	$496.8	(6)%
Operating income margin	21%	23%		22%	23%
Key indicator:
Consumer-to-Consumer transactions	67.7	65.8	3%	131.4	127.5	3%

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

Significant allocations are made in determining the transaction and revenue changes under the regional view in the table that follows. The geographic split for transactions and revenue, including transactions initiated through westernunion.com, is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the transactions and revenue are attributed to that region. Included in each region's transaction and revenue percentages in the tables below are transactions initiated through westernunion.com for the three and six months ended June 30, 2016. Regional results for the three and six months ended June 30, 2015 have also been adjusted to include transactions initiated through westernunion.com. Prior to January 1, 2016, we reported westernunion.com initiated transactions as a separate region with 100% of the corresponding transactions and revenue attributed to that region. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are initiated through westernunion.com, regardless of where the transactions are paid out.

Due to the significance of our Consumer-to-Consumer segment to our overall results and the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below. Constant currency results assume foreign revenues are translated from foreign currencies to the U.S. dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency is a non-GAAP financial measure and is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that this measure provides management and investors with information about operating results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The table below sets forth revenue and transaction changes by geographic region compared to the corresponding periods in the prior year:

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)
Consumer-to-Consumer regional growth/(decline):
North America	6%	(1)%	7%	7%	5%	(1)%	6%	7%
Europe and CIS	(3)%	(2)%	(1)%	3%	(3)%	(2)%	(1)%	3%
Middle East and Africa	(4)%	(1)%	(3)%	(5)%	(4)%	(2)%	(2)%	(4)%
Asia Pacific ("APAC")	(3)%	(2)%	(1)%	(3)%	(4)%	(3)%	(1)%	(3)%
Latin America and the Caribbean ("LACA")	0%	(6)%	6%	12%	(2)%	(6)%	4%	11%
Total Consumer-to-Consumer growth/(decline):	(1)%	(3)%	2%	3%	(1)%	(2)%	1%	3%

westernunion.com (b)	19%	(1)%	20%	25%	17%	(2)%	19%	25%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the U.S. dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior periods.

(b)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consumer-to-Consumer revenue as a percentage of segment revenue:
North America	28%	27%	28%	27%
Europe and CIS	26%	26%	26%	26%
Middle East and Africa	20%	21%	20%	21%
APAC	15%	15%	15%	15%
LACA	11%	11%	11%	11%

Westernunion.com, which is included in the regional percentages above, represented approximately 8% of our Consumer-to-Consumer revenue for both the three and six months ended June 30, 2016. Westernunion.com represented approximately 6% of our Consumer-to-Consumer revenue for both the three and six months ended June 30, 2015.

Our consumers transferred $20.4 billion and $20.8 billion in Consumer-to-Consumer principal for the three months ended June 30, 2016 and 2015, respectively, of which $18.5 billion and $18.8 billion related to cross-border principal, for the corresponding periods described above. Our consumers transferred $39.5 billion and $40.3 billion in Consumer-to-Consumer principal for the six months ended June 30, 2016 and 2015, respectively, of which $35.8 billion and $36.3 billion related to cross-border principal, for the corresponding periods described above.
Consumer-to-Consumer segment revenues
Consumer-to-Consumer money transfer revenue decreased 1% for both the three and six months ended June 30, 2016, compared to the corresponding periods in the prior year, on transaction growth of 3% for both periods. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% and 2% for the three and six months ended June 30, 2016, respectively.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $23.0 million and $53.5 million for the three and six months ended June 30, 2016, respectively, relative to the corresponding periods in the prior year. Foreign currency hedges benefited revenues by $10.9 million and $26.0 million for the three and six months ended June 30, 2016, respectively.
Our North America region experienced increased revenue of 6% and 5% for the three and six months ended June 30, 2016, compared to the corresponding periods in the prior year, respectively, and transaction growth of 7% for both the three and six months ended June 30, 2016. The increase in revenue was primarily due to transaction growth in our United States outbound services, including our United States to Mexico and Latin America corridors.
Our Europe and CIS region experienced decreased revenue of 3% for both the three and six months ended June 30, 2016, compared to the corresponding periods in the prior year, and transaction growth of 3% in both periods. Fluctuations in the exchange rate between the United States dollar and the euro and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% for both the three and six months ended June 30, 2016. Revenue was also negatively impacted by declines in Russia, partially offset by growth in Germany.
Our Middle East and Africa region experienced decreased revenue of 4% for both the three and six months ended June 30, 2016, compared to the corresponding periods in the prior year, and transaction declines of 5% and 4%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 1% and 2% for the three and six months ended June 30, 2016, respectively. Declines in Nigeria and Libya also contributed to the decrease in revenue.
Our APAC region experienced decreased revenue of 3% and 4% for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in the prior year, and transaction declines of 3% for both the three and six months ended June 30, 2016 . Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% and 3% for the three and six months ended June 30, 2016, respectively. Declines in India contributed to the decrease in revenue for the three months ended June 30, 2016. Additionally, declines in the Philippines negatively impacted revenue for the three and six months ended June 30, 2016, compared to the corresponding periods in the prior year.
Our LACA region experienced flat revenue for the three months ended June 30, 2016 and decreased revenue of 2% for the six months ended June 30, 2016, compared to the corresponding periods in the prior year, and transaction growth of 12% and 11%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies, primarily the Argentine peso, negatively impacted revenue by 6% for both the three and six months ended June 30, 2016. Price reductions implemented in Argentina also negatively impacted revenue, partially offset by growth from transactions originated in the United States, as discussed above.
Foreign exchange revenues in our Consumer-to-Consumer segment increased 5% and 4%, for the three and six months ended June 30, 2016, compared to the corresponding periods in the prior year, respectively, primarily due to increases in foreign exchange spreads which we began implementing during the first quarter of 2015 that were largely offset by corresponding reductions in transaction fees in certain corridors.

We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Consumer-to-Consumer net pricing changes had a minimal effect on segment revenue for the three months ended June 30, 2016 and negatively impacted segment revenue by 1% for the six months ended June 30, 2016.

Operating income
Consumer-to-Consumer operating income declined 8% and 6% for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in the prior year. Results for the three and six months ended June 30, 2016 were impacted by increased technology expenses and an accrual related to the FTC matter, as described in Part II, Item I, Legal Proceedings, partially offset by reductions in employee compensation and other costs. Revenues and expenses were also impacted by the strengthening of the United States dollar compared to foreign currencies. Operating margins in the segment were also impacted by these factors.

Consumer-to-Business Segment
The table below sets forth our Consumer-to-Business segment results of operations for the three and six months ended June 30, 2016 and 2015. To assist in an understanding of the comparable periods' results, we are including additional line items in the table below reflecting Consumer-to-Business operating income and operating income margin excluding the effect of the $35.3 million of expenses related to the Paymap Settlement Agreement that were recorded in the second quarter of 2015. Operating income, excluding Paymap Settlement Agreement and operating income margin, excluding Paymap Settlement Agreement, are non-GAAP financial measures and are used by management in evaluating the operating income results and trends of our Consumer-to-Business segment. We believe that, by adjusting operating income and operating income margin to exclude the effects of significant charges associated with the settlement of litigation that can impact operating trends, management and investors are provided with measures that increase the comparability of our underlying operating results. This disclosure is provided in addition to, and not as a substitute for, operating income/(loss) and operating income/(loss) margin on a GAAP basis.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	% Change	2016	2015	% Change
Revenues:
Transaction fees	$147.5	$151.6	(3)%	$298.2	$303.0	(2)%
Foreign exchange and other revenues	6.7	6.3	6%	12.1	12.7	(5)%
Total revenues	$154.2	$157.9	(2)%	$310.3	$315.7	(2)%
Operating income/(loss) — (GAAP)	$17.7	$(6.4)	(a)	$40.6	$23.1	(a)
Paymap Settlement Agreement	—	35.3		—	35.3
Operating income, excluding Paymap Settlement Agreement — (Non-GAAP)	$17.7	$28.9		$40.6	$58.4
Operating income/(loss) margin — (GAAP)	12%	(4)%		13%	7%
Operating income margin, excluding Paymap Settlement Agreement — (Non-GAAP)	12%	18%		13%	18%
____________
(a)    Calculation not meaningful or not applicable

Revenues
For both the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year, Consumer-to-Business revenue decreased 2%. This was primarily due to declines related to foreign currency translation in our bill payments in Argentina, partially offset by increases in our United States electronic bill payments. The strengthening of the United States dollar against the Argentine peso negatively impacted our Consumer-to-Business revenue growth by 14% for both the three and six months ended June 30, 2016.

Operating income/(loss)
For the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year, operating income increased, primarily due to the Paymap Settlement Agreement that was recorded in the second quarter of 2015, partially offset by increased technology expenses and changes in customer mix. The changes in operating margins in the segment were also due to these factors.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	% Change	2016	2015	% Change
Revenues:
Foreign exchange revenues	$89.9	$87.5	3%	$179.3	$175.4	2%
Transaction fees and other revenues	10.9	10.1	8%	20.7	20.2	2%
Total revenues	$100.8	$97.6	3%	$200.0	$195.6	2%
Operating income/(loss)	$5.1	$(0.4)	(a)	$7.5	$1.7	(a)
Operating income/(loss) margin	5%	0%		4%	1%
____________

(a)	Calculation not meaningful.

Revenues
For the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year, Business Solutions revenue increased 3% and 2%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 3% and 4% for the three and six months ended June 30, 2016, respectively. The increase in revenue for the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year was primarily due to increases in Europe. For the six months ended June 30, 2016 compared to the prior year, the increase in revenue was also due to an increase in sales of our hedging products.

Operating income/(loss)
For the three and six months ended June 30, 2016, operating income increased compared to the corresponding periods in the prior year as a result of the revenue increases described above and reductions in employee compensation costs.

Other

The following table sets forth Other results for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	% Change	2016	2015	% Change
Revenues	$24.9	$26.6	(6)%	$49.9	$53.4	(7)%
Operating income	$2.2	$1.0	(a)	$4.2	$1.5	(a)
____________

(a)	Calculation not meaningful.

Revenues
For the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year, Other revenue decreased 6% and 7%, respectively, due to declines in our prepaid services, partially offset by increases in our money order business.

Operating income
For the three and six months ended June 30, 2016 compared to the corresponding periods in the prior year, Other operating income increased due to a reduction of expenses in our prepaid services and increased investment income and other revenues in our money order business.

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

We also have the capacity to borrow up to $1.65 billion in the aggregate under our revolving credit facility ("Revolving Credit Facility"), which supports borrowings under our $1.5 billion commercial paper program and expires in September 2020. In addition, we have the capacity to borrow up to $575 million under the term loan agreement ("Term Loan Facility") we entered into on April 11, 2016, with the option to increase the commitments under the agreement by up to $250 million, subject to certain provisions, as further described below. As of June 30, 2016, we had no outstanding borrowings under our Revolving Credit Facility, commercial paper program, or Term Loan Facility.

Cash and Investment Securities

As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $1.2 billion and $1.3 billion, respectively. Approximately $850 million and $950 million was held by our foreign entities as of June 30, 2016 and December 31, 2015, respectively. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within "Settlement assets," were $1.3 billion and $1.2 billion as of June 30, 2016 and December 31, 2015, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2016, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $485.6 million during the six months ended June 30, 2016, from $465.7 million in the comparable period in the prior year. Cash provided by operating activities is impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

On April 11, 2016, we entered into a term loan agreement, which matures in April 2021, providing for an unsecured delayed draw term loan facility in an aggregate amount of $575 million. We may draw term loans under the Term Loan Facility from time to time until October 11, 2016 (the "Commitment Termination Date"). In addition, we have the option to increase the commitments under the Term Loan Facility, either before or after the Commitment Termination Date, in an aggregate amount up to $250 million. Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. We plan to use the proceeds of the term loans to refinance a portion of our issued and outstanding 5.930% notes due October 2016 and for general corporate purposes; provided, that no more than $450 million in proceeds from the loans under the Term Loan Facility may be used for purposes other than redeeming, repaying, purchasing or refinancing our notes due October 2016 and paying any fees and expenses in connection with the Term Loan Facility and other related loan documents.

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

In addition to the payment of interest, we are required to make certain periodic amortization payments with respect to the outstanding principal of the term loans commencing after the second anniversary of the closing of the Term Loan Facility. The final maturity date of the Term Loan Facility is April 11, 2021. As of June 30, 2016, we had no outstanding borrowings under our Term Loan Facility.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of and during the six months ended June 30, 2016, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of June 30, 2016. During the three and six months ended June 30, 2016, the average commercial paper balance outstanding was $15.8 million and $12.4 million, respectively, and the maximum balance outstanding was $232.0 million for both periods. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

As of June 30, 2016, we have outstanding borrowings at par value of $3,230.3 million. The substantial majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2016 to 2040.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, our Revolving Credit Facility, and our Term Loan Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $108.7 million and $122.4 million for the six months ended June 30, 2016 and 2015, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the six months ended June 30, 2016 and 2015, 16.9 million and 15.0 million shares were repurchased for $317.5 million and $306.3 million, respectively, excluding commissions, at an average cost of $18.81 and $20.47 per share, respectively. As of June 30, 2016, $394.3 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2017.

Our Board of Directors declared quarterly cash dividends of $0.16 per common share in both the first and second quarters of 2016, representing $157.4 million in total dividends.

On July 14, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on September 30, 2016.

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

Other Commercial Commitments

We had approximately $80 million in outstanding letters of credit and bank guarantees as of June 30, 2016. The letters of credit and bank guarantees are primarily held in connection with lease arrangements and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of June 30, 2016, our total amount of unrecognized income tax benefits was $126.5 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

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

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the majority of our agents in United States dollars or euros, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate at which we or our agents are able to acquire the currency, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and to a lesser degree the British pound, Canadian dollar, Australian dollar, Swiss franc, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

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

As of December 31, 2015, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million based on our 2016 forecast of Consumer-to-Consumer unhedged exposure to foreign currency at that date. As of June 30, 2016, the exposure for the next twelve months is not materially different based on our forecast of unhedged exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value as of June 30, 2016 of $2.8 billion. Approximately $2.0 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of June 30, 2016, our weighted-average effective rate on total borrowings was approximately 4.9%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $10 million based on borrowings, net of the impact of hedges, on June 30, 2016 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2016 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $20 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the current mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2016, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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
August 3, 2016

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

In March 2012, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of Pennsylvania ("USAO-EDPA") seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) ("Hong Fai"), a former Western Union agent located in Philadelphia, Pennsylvania. Since March 2012, the Company has received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. The government has interviewed several current and former Western Union employees. In March 2016, the government filed a criminal complaint against the principal of Hong Fai General Contractor Corp. and in June 2016, he pled guilty to one count of mail fraud, two counts of transporting illegal aliens and one count of tax evasion in violation of United States federal law in U.S. v. Yong Quan Zheng (2:16-cr-00212-AB E. D. Pa.). Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the United States Attorney’s Office for the Middle District of Pennsylvania ("USAO-MDPA") seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it is the subject of the investigation. Since November 25, 2013, the Company has received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government has interviewed several current and former employees and has served grand jury subpoenas seeking testimony from several current and former employees. The government has indicated that it believes Western Union failed to timely terminate or suspend certain Western Union agents who allegedly paid or forwarded thousands of fraud-induced transactions sent from the United States to various countries from at least 2008 to 2012. The government's investigation is ongoing and the Company may receive additional requests for information as part of the investigation. The Company has provided and continues to provide information and documents to the government. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought, the Company is unable to predict the outcome of the government's investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company. Should such charges or claims be brought, the Company could face significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

The Company has had discussions with the United States Federal Trade Commission (the "FTC") regarding the Company's consumer protection and anti-fraud programs. On December 12, 2012, the Company received a civil investigative demand from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor (the "Monitor") appointed pursuant to the agreement and settlement (the "Southwest Border Agreement") Western Union Financial Services, Inc. entered into with the State of Arizona on February 11, 2010, as amended, including information the Company provided to the Monitor and any reports prepared by the Monitor; and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. On April 15, 2013, the FTC filed a petition in the United States District Court for the Southern District of New York requesting an order to compel production of the requested documents. On June 6, 2013, the Court granted in part and denied in part the FTC's request. On August 14, 2013, the FTC filed a notice of appeal. On August 27, 2013, Western Union filed a notice of cross-appeal. On February 21, 2014, the Company received another civil investigative demand from the FTC requesting the production of all documents relating to complaints made to the Company by or on behalf of consumers relating to fraud-induced money transfers that were sent from or received in the United States since January 1, 2004, except for documents that were already produced to the FTC in response to the first civil investigative demand. On October 7, 2014, the United States Court of Appeals for the Second Circuit entered a summary order reversing in part and vacating and remanding in part the June 6, 2013 order entered by the United States District Court for the Southern District of New York. On October 22, 2014, the Company received another civil investigative demand issued by the FTC requesting documents and information since January 1, 2004 relating to the Company’s consumer fraud program, its policies and procedures governing agent termination, suspension, probation and reactivation, its efforts to comply with its 2005 agreement with 47 states and the District of Columbia regarding consumer fraud prevention, and complaints made to the Company by or on behalf of consumers concerning fraud-induced money transfers that were sent to or from the United States, excluding complaint-related documents that were produced to the FTC in response to the earlier civil investigative demands. The civil investigative demand also seeks various documents concerning approximately 720 agents, including documents relating to the transactions they sent and paid and the Company’s investigations of and communications with them. On July 31, 2015, the Company received another civil investigative demand requesting documents and information relating to the total number of agent and subagent locations in 13 countries annually since 2010, the average and median dollar values for money transfers sent anywhere in the world annually since 2010, copies of the Company’s anti-fraud programs, know your agent policy, know your customer policy, representative agent contracts, transaction data, background investigation documents and fraud complaints associated with four agents in Greece, Peru and Mexico and consumer fraud reports not already produced to the FTC. The Company has responded to each of the civil investigative demands it has received from the FTC and may receive additional civil investigative demands. The FTC recently advised the Company of its view that the Company violated Section 5 of the Federal Trade Commission Act and the Telemarketing Sales Rule by failing to take timely, appropriate, and effective measures to mitigate fraud in the processing of money transfers sent by consumers. The Company is in discussions with the FTC and is seeking to reach an appropriate resolution of this matter. The Company has accrued $15 million toward a proposed resolution based upon facts and circumstances known to the Company at this time. Due to the stage of the discussions, the Company is unable to predict the possible range of additional loss exceeding the amount already accrued for this matter. There can be no assurance that the Company will reach an agreement with the FTC. The FTC staff has advised the Company that it has been directed to request authority from the FTC to file a complaint against the Company in United States federal court if it is not able to reach an agreement with the Company. Should the Company enter into a settlement agreement with the FTC, or if the FTC files a complaint against the Company, the Company could be required to make significant restitution and/or disgorgement payments and changes to its programs, any of which separately or combined could have a material adverse effect on the Company’s business, financial condition and results of operations. If the FTC files a complaint against the Company, the Company intends to defend itself vigorously.

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

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective anti-money laundering compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the Southwest Border Monitor's efforts to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the Monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal anti-money laundering laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the Bank Secrecy Act and parallel anti-money laundering laws and regulations for a prolonged period of time, authorized and implemented anti-money laundering policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls. The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs may file an amended complaint that cures the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, eight of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and one of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss.

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

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. (“Speedpay”), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
April 1 - 30	847,336	$19.86	824,400	$455.5
May 1 - 31	2,294,053	$19.19	2,291,100	$411.5
June 1 - 30	901,724	$19.12	898,000	$394.3
Total	4,043,113	$19.32	4,013,500
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $394.3 million remained available as of June 30, 2016. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	August 3, 2016	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2016	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2016	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document