Form 10-K
period 2016-12-31
Western Union CO
filed 2017-02-22
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-K
_______________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9.3 billion based on the closing sale price of $19.18 of the common stock as reported on the New York Stock Exchange.

As of February 15, 2017, 480,903,608 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2017 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

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

•
our ability to realize the anticipated benefits from business transformation, productivity and cost-savings, and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives;

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

•
increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States, the European Union and globally, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration;

•
liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with compliance with or failure to comply with the settlement agreement with the State of Arizona, as amended, or with the settlement agreements with the United States Department of Justice, certain United States Attorney's Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the "Joint Settlement Agreements");

•
the impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities related to consumer protection;

•	liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory actions, including costs, expenses, settlements and judgments;

•	failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security;

•	effects of unclaimed property laws;

•	failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide;

•	changes in accounting standards, rules and interpretations or industry standards affecting our business;

Other Events

•	adverse tax consequences from our spin-off from First Data Corporation;

•	catastrophic events; and

•	management's ability to identify and manage these and other risks.

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

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well-recognized brand to transfer funds. Our Consumer-to-Consumer money transfer service enables people to send money around the world, usually within minutes. As of December 31, 2016, our services were available through a global network of over 550,000 agent locations in more than 200 countries and territories, with approximately 90% of those locations outside the United States. Each location in our agent network is capable of providing one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2016, more than 70% of our locations had experienced money transfer activity in the previous 12 months.

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

We believe that brand strength, size and reach of our global network, convenience, reliability and value for the price paid have been important to the growth of our business. As we continue to seek to meet the needs of our customers for fast, reliable and convenient global money movement and payment services, we are also working to enhance our services, with a continued focus on regulatory compliance, and provide consumers and our business clients with access to an expanding portfolio of payment and other financial services and to expand the ways our services can be accessed.

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

The table below presents the components of our consolidated revenue:

	Year Ended December 31,
	2016	2015	2014
Consumer-to-Consumer	79%	79%	80%
Consumer-to-Business	12%	12%	11%
Business Solutions	7%	7%	7%
Other	2%	2%	2%
	100%	100%	100%

No individual country outside the United States accounted for more than approximately 7% of our consolidated revenue for each of the years ended December 31, 2016, 2015 and 2014.

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

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 79% of our total consolidated revenues for 2016. A substantial majority of these transfers were cross-border transactions. We view our money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are limited to generating, managing and maintaining agent relationships and localized marketing activities. We include our online money transfer services initiated through Western Union branded websites ("westernunion.com") in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

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

Operations

Our revenue in this segment is derived primarily from transaction fees and foreign exchange revenues paid by consumers to transfer money. These revenues vary by transaction based upon send and receive locations, the principal amount sent, speed of service, whether the money transfer involves different send and receive currencies, and the difference between the exchange rate set by us to the consumer and the rate available in the wholesale foreign exchange market, as applicable.

In a typical money transfer transaction, a consumer goes to one of our agent locations and provides information specifying, among other things, the name and other identifying information regarding the recipient, and delivers it, along with the principal amount of the money transfer and the fee, to the agent. Certain of these processes are streamlined for consumers who participate in our loyalty programs. The sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes. In some jurisdictions, the agent collects the principal and fees after the presentation of a written disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. The recipient generally enters an agent location in the designated receiving area or country, presents identification, where applicable, and is paid the transferred amount. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the receiver's institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the send and receive locations.

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

Services

We offer money transfer services in more than 200 countries and territories, with a number of options for sending funds that provide consumers convenience and choice, through both our walk-in and online money transfer channels.

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

•
Online money transfer. In certain countries, consumers can initiate a money transfer from a Western Union branded website, including through their mobile devices. As of December 31, 2016, we were providing online money transfer services through Western Union branded websites in 37 countries. Additionally, in certain countries, consumers can initiate a Western Union money transfer through their bank’s online banking services.

Consumers can fund a transaction in a variety of ways, in addition to cash. For example, at certain of our agent locations, consumers can fund a transaction using a debit card, and, where available, consumers can fund a money transfer from an account and through an account using an automated teller machine ("ATM"). In our online money transfer channel, consumers can generally fund transactions using a credit card, debit card, electronic funds transfer processed through the automated clearing house ("ACH") payment system, or other bank account-based payment.
We also provide several options for the receipt of funds. At our retail agent locations, consumers generally receive payments in cash. However, in certain countries, our retail agents may also issue a money order or check or provide payout through an ATM. Funds can also be directed to a bank account in many countries, by either the sender or receiver, and in more limited circumstances, can be directed to either a mobile wallet or a stored-value card.

Distribution and Marketing Channels

We offer our Consumer-to-Consumer service to consumers around the world primarily through our global network of third-party agents in most countries and territories, with approximately 90% of our agent locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services, and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations as well as smaller independent retail locations which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets that they serve and work with our management to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us an average of approximately 21 years and in 2016, these long-standing agents were involved in transactions that generated approximately 60% of our Consumer-to-Consumer revenue. No individual agent accounted for greater than 10% of the segment's revenue during all periods presented.

We provide our third-party agents with access to our multi-currency, real-time money transfer processing systems which are used to originate and pay money transfers. Our systems and processes enable our agents to pay money transfers in approximately 130 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the physical infrastructure and staff required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support and consumer relationship management to our agents, as well as compliance training and related support. Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although the subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations. Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card or account payout options. While we typically perform services under the Western Union brand, in certain geographic regions, we operate under other brands targeted to the local market.

We market our services to consumers in a number of ways, directly and indirectly through our agent partners, leveraging promotional activities, grassroots and digital advertising, and loyalty programs. Our marketing strategy includes our consumer programs such as "My WUSM" and "Gold Card," which are available in many countries and territories. These programs offer consumers faster service at the point-of-sale. Additionally, in certain countries and at westernunion.com, consumers can earn points that can be redeemed for rewards, such as reduced transaction fees or cash back; however, such redemption activity has been insignificant to the results of our operations.

Industry Trends

Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment levels worldwide. Another significant trend impacting the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist financing and consumer protection. Regulations require money transfer providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and others to use money transfer services, either of which could have an adverse effect on money transfer providers' revenues and operating income. For further discussion of the regulatory impact on our business, see the "Regulation" discussion in this section, Part I, Item 1A, Risk Factors, and the "Enhanced Regulatory Compliance" section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents. Further, we are seeing increased competition from, and increased market acceptance of, electronic, mobile, and Internet-based money transfer services as well as digital currencies.

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

We believe the most significant competitive factors in Consumer-to-Consumer remittances relate to the overall consumer value proposition, including brand recognition, trust, reliability, consumer experience, price, speed of delivery, distribution network, variety of send and receive payment methods, and channel options.

Consumer-to-Business Segment

In our Consumer-to-Business segment, which represented 12% of our total consolidated revenues for 2016, we provide fast and convenient options to make one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. We believe our business customers who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customers' payments. In many circumstances, our relationships with business customers also provide them with an additional source of income and reduce their expenses for handling of payments.

Operations

Our revenue in this segment is derived primarily from transaction fees paid by consumers and billers. The transaction fees are typically less than the fees charged in our Consumer-to-Consumer segment. Consumers may make a cash payment at an agent or Company-owned location or may make an electronic payment on the Internet or over the phone using their credit or debit card, or through ACH. Our Internet services are provided through our own websites, including through mobile devices, or in partnership with other websites for which we act as the service provider. The significant majority of the segment's revenue was generated in the United States during all periods presented, with the remainder primarily generated in Argentina.

Services

Our Consumer-to-Business payments services are available through a variety of options that give consumers choices as to the payment channel and method of payment, and include the following:

Speedpay®. Our Speedpay service allows consumers to make payments to a variety of United States-based businesses using credit cards, debit cards, ACH and in limited situations, checks. Payments are initiated through the Internet or over the phone.

Pago Fácil®. In South America, we offer walk-in, cash bill payment services which allow consumers to make payments for services such as phone, utilities and other recurring bills. In Argentina, we provide this service under the Pago Fácil brand, which constitutes the vast majority of our Consumer-to-Business services in South America. We offer this service under the Western Union brand in Peru and Panama.

Western Union Payments. The Western Union Payments service, which includes our Quick Collect® service, allows consumers to send funds to businesses and government agencies, primarily across the United States and Canada, using cash and, in certain locations, a debit card. This service is offered primarily at Western Union agent locations, but is provided via our westernunion.com website in limited situations. This service is also offered in select international locations under the service mark Quick PaySM. We also offer Quick Cash®, a cash disbursement service used by businesses, government agencies, and financial institutions primarily to send money to employees or individuals with whom they have accounts or other business relationships. Consumers also use our Western Union Convenience Pay® ("Convenience Pay") service to send payments by cash or check from a smaller number of Convenience Pay agent locations in the United States primarily to utilities and telecommunication providers.

Distribution and Marketing Channels

Our electronic consumer payment services are available primarily through the phone and via the Internet, including through certain mobile devices, while our cash-based consumer services are available through our agent networks and at select Company-owned locations that are primarily in South America.

Businesses market our services to consumers in a number of ways. We market our services directly to consumers and billers using a variety of means, including advertising materials, promotional activities, call campaigns and attendance at trade shows and seminars. Our Internet services are marketed to consumers on our websites, on the websites of our partners who offer our payment solutions, or through co-branding arrangements with these partners.

Our relationships with consumers and businesses are a core component of our Consumer-to-Business payments services. No individual consumer or business accounted for greater than 10% of this segment's revenue during all periods presented.

Industry Trends

The payments industry has evolved with technological innovations that have created new methods of processing payments from consumers to businesses. The various services within the payments industry are in varying stages of development outside the United States. We believe that the United States is moving toward electronic payment methods through the use of multiple technologies, and away from cash and paper checks for bill payments.

Competition

Western Union competes with a diverse set of service providers offering both cash and electronic-based payment solutions. Competition in electronic payment services includes financial institutions (which may offer consumer bill payment in their own name, or may "host" payment services operated under the names of their clients) and other non-bank competitors. Competition for electronic payments also includes businesses offering their own or third-party services to their own customers and third-party providers of all sizes offering services directly to consumers. Competitors for cash payments include businesses that allow consumers to pay a bill at one of their locations, or at the location of a partner business, as well as mail and courier services. The ongoing trend away from cash-based bill payments in the United States and competitive pressures, which result in lower cash-based bill payment volumes and also result in a shift to lower revenue per transaction services, continues to impact this business.

We believe the most significant competitive factors in this segment relate to customer service, trust and reliability, convenience, speed, price, variety of payment methods, biller relationships and service offerings, innovation, technology, and brand recognition.

Business Solutions Segment

In our Business Solutions segment, which represented 7% of our total consolidated revenues for 2016, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.

Operations

The substantial majority of our revenue in this segment is derived from foreign exchange resulting from the difference between the exchange rate set by us to the customer and the rate available in the wholesale foreign exchange market. Customers may make an electronic or wire transfer or remit a check in order to initiate a transaction. Our Internet services are provided through our own websites and also, from time to time, in conjunction with others. The significant majority of the segment's revenue was generated outside the United States during all periods presented.

Services

Business Solutions payment transactions are conducted through various channels including the phone and via the Internet. Additionally, in 2016, we implemented our digital platform, WU® EDGE, which facilitates cross-border payments between businesses. Payments are made predominately through electronic transfers, but in some situations, checks are remitted. The majority of Business Solutions' business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. For certain payment services such as for law firms and educational institution payments, we provide tailored payment solutions. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments, which usually generate higher revenue per transaction than spot payments.

Distribution and Marketing Channels

Our Business Solutions services are primarily offered over the phone, through partner channels, and via the Internet. Our Internet services are marketed through our own websites as well as, from time to time, co-branding arrangements with website partners.

Our customer relationships are a core component of our business payments services. No individual customer accounted for greater than 10% of this segment's revenue.

Industry Trends

The business-to-business payments industry has evolved with technological innovations that have created new methods of processing payments from businesses to other businesses. The various products and services within the business-to-business payments industry are in varying stages of development. Increased anti-money laundering, anti-terrorist financing, consumer protection regulations and compliance requirements, and increased regulations and compliance requirements applicable to the offering of derivatives, are impacting the business-to-business payments industry and will likely continue to result in increased costs in this segment.

Competition

Western Union competes with a diverse set of service providers offering payment services and foreign exchange risk management solutions, including financial institutions, other non-bank competitors, and electronic payment providers. We believe the most significant competitive factors in this segment relate to recurring relationships founded on customer service and expertise in payments and foreign exchange, customized solutions for specific industries and clients, convenience and speed of payments network, availability of derivative products, variety of inbound and outbound payment methods, brand recognition and price.

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

Our operating results over the past several years have allowed us to invest significantly each year to support our brands. In 2016, we invested approximately $195 million to market, advertise and promote our brands and services, including costs of dedicated marketing personnel. In some regions, our agents have also contributed financial resources to assist with marketing our services.

Risk Management

Our Company has a credit risk management department that evaluates and monitors our credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer and business transactions, particularly where transactions are originated through means other than cash, such as those initiated through electronic channels, and therefore are subject to "chargebacks," insufficient funds, or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our business. Our credit risk management team monitors fraud risks jointly with our information security and global compliance departments, performs credit reviews before each agent signing, and conducts periodic analyses of agents and certain other parties which we transact with directly.

We are exposed to additional credit risk in our Business Solutions business relating to: (a) derivatives written by us to our customers and (b) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate risk associated with potential customer defaults, we perform credit reviews on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

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

A key component of the Western Union business model is our ability to manage financial risk associated with conducting transactions worldwide. We currently settle with the majority of our agents in United States dollars or euros, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of money transfer transactions are paid by the next day after they are initiated and agent settlements occur within a few days in most instances. We also utilize foreign currency forward contracts, to mitigate the risks associated with currency fluctuations and to provide predictability of future cash flows. We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

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

International Investment

No provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.7 billion as of December 31, 2016, as we have reinvested and expect to continue to reinvest these earnings outside the United States indefinitely. Over the last several years, such earnings have been used to pay for our international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. However, if we are unable to utilize accumulated earnings outside the United States, and we repatriate these earnings to the United States in the form of actual or constructive dividends, we would be subject to significant United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and many other countries and jurisdictions, including the European Union. These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. For example, we recently entered into the Joint Settlement Agreements, as further discussed in Part I, Item 3, Legal Proceedings, and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program comprised of policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. As of December 31, 2016, these programs included approximately 2,300 dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents' compliance activities. In 2016, we spent approximately $195 million on our compliance and regulatory programs.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act in the United States, as amended (collectively, the "BSA"), and similar laws and regulations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. In addition to United States federal laws and regulations, many other countries and states impose similar and, in some cases, more stringent requirements. These requirements may also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents and subagents inside and outside the United States, and certain states also require money transfer companies to conduct similar due diligence reviews. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent settlement agreements being reached with Western Union, other money transfer providers and several large financial institutions. For example, we recently entered into the Joint Settlement Agreements, as further discussed in Part I, Item 3, Legal Proceedings, and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

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

In the United States, almost all states license certain of our services and many exercise authority over the operations of certain aspects of our business and, as part of this authority, regularly examine us. Many states require us to invest the principal of outstanding money orders, money transfers, or payments in highly-rated, investment grade securities, and our use of such investments is restricted to satisfying outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities in compliance with these regulations. The substantial majority of our investment securities, classified within "Settlement assets" in the Consolidated Balance Sheets, are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

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

Outside the United States, our money transfer business is subject to some form of regulation in almost all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, agent registration requirements, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer and controls on the rates of exchange between currencies. They also include laws and regulations intended to detect and prevent money laundering or terrorist financing, including obligations to collect and maintain information about consumers, recordkeeping, reporting and due diligence, and supervision of agents and subagents similar to and in some cases exceeding those required under the BSA. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services.

The Payment Services Directive ("PSD") in the European Union ("EU") and similar laws in other jurisdictions have imposed rules on payment service providers like Western Union. In particular, under the PSD, Western Union is responsible for the regulatory compliance of our agents and their subagents who are engaged by one of our payments institution subsidiaries. Thus, the costs to monitor our agents and the risk of adverse regulatory action against us because of the actions of our agents in those areas have increased. The majority of our EU business, including our money transfer business in the United Kingdom, is managed through our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. Under the PSD and similar laws in certain other jurisdictions, we are subject to requirements such as investment safeguarding rules and periodic examinations similar to those we are subject to in the United States. These rules have resulted in increased compliance costs and may lead to increased competition in our areas of service. Additional countries may adopt legislation similar to these laws. The PSD, as well as legislation in other countries, has also allowed an increased number of non-bank entities to become money transfer agents, allowing Western Union and other money transfer providers to expand their agent networks in these countries but also resulting in increased competition. The PSD, which has been in force since 2009, was amended by a revised Payment Services Directive, known as PSD2. PSD2 became EU law in January 2016 and requires EU member states to transpose it into their national laws by January 2018. Among other changes, PSD2 will increase the supervisory powers granted to member states with respect to activities performed by Western Union and its agent network within their jurisdictions.

Regulators worldwide are exercising heightened supervision of money transfer providers and requiring increasing efforts to ensure compliance. As a result, we are experiencing increasing compliance costs related to customer, agent, and subagent due diligence, verification, transaction approval, disclosure, and reporting requirements, including requirements to report transaction data to a greater extent or frequency than previously required, along with other requirements that have had and will continue to have a negative impact on our financial condition and results of operations.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us or our agents or their subagents, including regulations that:

•	prohibit, restrict, and/or impose taxes or fees on money transfer transactions in, to or from certain countries or with certain governments, individuals and entities;

•	impose additional customer identification and customer, agent, and subagent due diligence requirements;

•	impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;

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

Consumer Protection Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became United States federal law in 2010. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the "CFPB") whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices. The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation at a consumer's request to cancel transactions that have not been completed. We have modified certain of our systems, business practices, service offerings or procedures to comply with these regulations. We also face liability for the failure of our money transfer agents to comply with the rules and have implemented and are continuing to implement additional policies, procedures, and oversight measures designed to foster compliance by our agents. The extent of our, and our agents' implementation of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. The CFPB has also implemented a direct portal for gathering information regarding consumer complaints in the money transfer area. It is likely that this effort will lead to additional regulatory scrutiny.

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the "CFTC"), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements, or may be subject to margin requirements in the United States and European Union. Other jurisdictions outside the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivative contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. In particular, the CFTC has recently issued a proposed rule that, if adopted as proposed, would increase the likelihood that we will have to register one or more of our subsidiaries with the CFTC as a swap dealer. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We are currently evaluating the impact the proposed rule, if adopted, would have on our hedging activities and operations. For further discussion of these risks, see Part I, Item 1A, Risk Factors - "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows."

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

Privacy Regulations and Information Security Standards

We must collect, transfer, disclose, use and store personal information in order to provide our services. These activities are subject to information security standards, data privacy, data breach and related laws and regulations in the United States, the EU, and many other countries in which we provide services.

In the United States, data privacy and data breach laws such as the federal Gramm-Leach-Bliley Act and various state laws apply directly to a broad range of financial institutions including money transfer providers like Western Union, and indirectly to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission ("FTC") has an on-going program of investigating the privacy practices of companies and has commenced enforcement actions against many, resulting in multimillion dollar settlements and multi-year agreements concerning companies' privacy practices. The FTC, CFPB, and several states have expanded their areas of concern to include privacy practices related to online and mobile applications. Many state laws require notification to be provided to affected individuals, state authorities and consumer reporting agencies, in the event of a breach of certain types of personal data contained in computer databases and in some cases physical documents, subject to varying requirements concerning compromise and potential harm. In addition, the Company is also subject to United States federal reporting requirements in connection with some such incidents.

Increasingly, the data privacy laws and regulations of countries outside the United States are having a more significant impact on our operations and the manner in which we provide our services. The EU has been particularly active in regulating the collection, transfer, disclosure, use and storage of personal information, and the EU's approach is frequently followed by other jurisdictions. Laws adopted pursuant to the EU's data privacy Directive 95/46, and other national and provincial laws throughout the world are frequently more restrictive than comparable laws in the United States and impose more stringent duties on us and other companies in our industry. As in the United States, areas of concern include online and mobile applications. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and give individuals certain access and correction rights with respect to their personal information and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. The trend in this area is one of increasingly more stringent regulation, particularly in the EU. In April 2016, the European Parliament approved a comprehensive new General Data Privacy Regulation (“GDPR”) that will replace the EU’s 1995 data privacy Directive 95/46 in May 2018. The GDPR will impose additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. We also expect to incur significant expenses to meet the new obligations of the GDPR, which may require us to make significant changes to our business operations not only in the EU but also in the United States and other countries in which we provide services.

Data privacy regulations, laws and industry standards also impose requirements for safeguarding personal information through the issuance of internal data security standards, controls or guidelines. Western Union seeks to maintain and upgrade its systems and processes to protect the security of our computer systems, software, networks and other technology assets to help protect against the risks presented by hackers and other breaches. For further discussion of these risks, see Part I, Item 1A, Risk Factors - "Breaches of our information security policies or safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows."

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, Western Union has experienced an increasing number of data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual's right to privacy - may conflict, and the law in these areas is not consistent or settled. While we believe that Western Union is compliant with its regulatory responsibilities in all material respects, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

Banking Regulations

We have subsidiaries that operate under banking licenses granted by the Austrian Financial Market Authority and the Brazilian Central Bank. We are also subject to regulation, examination and supervision by the New York State Department of Financial Services (the "Financial Services Department"), which has regulatory authority over our entity that holds all interests in these subsidiaries. Further, an Agreement of Supervision with the Financial Services Department imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements on this entity and its subsidiaries. However, because this entity and its subsidiaries do not exercise banking powers in the United States, we are not subject to the Bank Holding Company Act in the United States.

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

Employees and Labor

As of December 31, 2016, our businesses employed approximately 10,700 employees, of which approximately 2,400 employees are located inside the United States.

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

Executive Officers of the Registrant

As of February 22, 2017, our executive officers consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	56	President, Chief Executive Officer and Director
Rajesh K. Agrawal	51	Executive Vice President, Chief Financial Officer
Odilon Almeida	55	Executive Vice President, President - Global Money Transfer
Elizabeth G. Chambers	54	Executive Vice President, Chief Strategy, Product, and Marketing Officer
John R. Dye	57	Executive Vice President, General Counsel and Secretary
Jean Claude Farah	46	Executive Vice President, President - Global Payments
J. David Thompson	50	Executive Vice President, Global Operations and Chief Information Officer
Richard L. Williams	51	Executive Vice President, Chief Human Resources Officer

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

Odilon Almeida is our Executive Vice President and President, Global Money Transfer (from February 2017). From January 2014 to February 2017, Mr. Almeida served as Executive Vice President and President, Americas and European Union, and from January 2013 through December 2013, Mr. Almeida served as Senior Vice President and President for the Americas region for Western Union. Mr. Almeida joined Western Union in 2002 and has held roles of increasing responsibility, including Regional Vice President, Southern Cone, Americas from November 2002 to December 2005; Regional Vice President and Managing Director, South America region from January 2006 to November 2007; Senior Vice President and Managing Director, South America region from December 2007 to November 2010; and Senior Vice President and Managing Director for the Latin America and Caribbean region from December 2010 to December 2012. Prior to joining Western Union, Mr. Almeida worked at FleetBoston Financial, The Coca-Cola Company and Colgate-Palmolive in Brazil, Canada, Mexico and the United States. Mr. Almeida is a non-executive director of Millicom International Cellular S.A.

Elizabeth G. Chambers is our Executive Vice President and Chief Strategy, Product and Marketing Officer. Prior to taking this position in November 2015, Ms. Chambers was Chief Marketing and Business Development Officer at the international law firm Freshfields Bruckhaus Deringer from March 2011 to June 2015. Ms. Chambers served as Chief Marketing Officer of retail and commercial banking and Barclaycard at Barclays from June 2006 to November 2010, where she also led Barclaycard’s co-branded credit card issuing business in the United Kingdom for three years. Prior to joining Barclays, Ms. Chambers held a variety of strategy, marketing and new business development roles at Bingham McCutchen LLP from 2004 to 2006, Bank of America from 2002 to 2004 and the Reader’s Digest Association from 1998 to 2002. Earlier in her career, Ms. Chambers was a Partner in the Financial Institutions and Organization practices at McKinsey & Company. Ms. Chambers started her career as a financial analyst with Morgan Stanley & Co. Ms. Chambers is a non-executive director of Smith & Williamson Holdings Limited.

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

Jean Claude Farah is our Executive Vice President and President, Global Payments (from February 2017). From December 2013 to February 2017, Mr. Farah served as Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe and CIS, and from March 2009 to December 2013, Mr. Farah served as Senior Vice President for the Middle East and Africa region at Western Union. Mr. Farah joined Western Union in 1999 as Marketing Manager, Middle East & North Africa. He has held a variety of progressively responsible positions with the company, including Regional Director from March 2003 to June 2005, Regional Vice President from June 2005 to March 2009 and Senior Vice President for the Middle East, Pakistan and Afghanistan region. Mr. Farah started his career in 1995 with Renault SA. Prior to joining Western Union, he was Area Manager for Orangina Pernod Ricard.

J. David Thompson is our Executive Vice President, Global Operations (from November 2012) and Chief Information Officer (from April 2012). Prior to April 2012, Mr. Thompson was Group President, Services & Support and Global CIO of Symantec Corporation since January 2008. From February 2006 to January 2008, Mr. Thompson served as Symantec's Executive Vice President, Chief Information Officer. Prior to joining Symantec, Mr. Thompson was Senior Vice President and Chief Information Officer for Oracle Corporation from January 2005 to January 2006. From August 1995 to January 2005, he was Vice President of Services and Chief Information Officer at PeopleSoft, Inc. Mr. Thompson is a non-executive director of CoreSite Realty Corporation.

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

•
Our Consumer-to-Consumer money transfer business relies in large part on migration, which brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws, restrictions on immigration, and political or other events (such as war, terrorism or health emergencies) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial condition, results of operations, cash flows, and our cash management strategies, including the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries ("Cash Management Strategies").

•
Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. Reduced job opportunities, especially in retail, technology, healthcare, hospitality, energy, and construction, or overall weakness in the world’s economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions or immigration laws, our financial condition, results of operations, cash flows, and our Cash Management Strategies may be adversely affected.

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

•
Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor, "We face credit, liquidity and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows."

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

•
We may be unable to refinance our existing indebtedness as it becomes due or we may have to refinance or obtain new financing on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other purposes.

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
Money transfer and business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include consumer money transfer companies, banks, credit unions, card associations, web-based services, mobile money transfer services, payment processors, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, automated teller machine providers and operators, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, and digital currencies. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Distribution network and channel options, such as our electronic channels, have been and may continue to be impacted by increased competition, including from new competitors and the consolidation of competitors and the expansion of their services, which could adversely affect our financial condition, results of operations, and cash flows.
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

A number of factors could adversely affect customer confidence in our business, or in consumer money transfer and payment service providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•
changes or proposed changes in laws or regulations or regulator or judicial interpretation thereof that have the effect of making it more difficult or less desirable to transfer money using consumer money transfer and payment service providers, including additional consumer due diligence, identification, reporting, and recordkeeping requirements;

•
the quality of our services and our customer experience, and our ability to meet evolving customer needs and preferences, including consumer preferences related to our westernunion.com and mobile money transfer services;

•	failure of our agents or their subagents to deliver services in accordance with our requirements;

•	reputational concerns resulting from actual or perceived events, including those related to fraud or consumer protection in connection with the Joint Settlement Agreements or other matters;

•
actions by federal, state or foreign regulators that interfere with our ability to transfer consumers' money reliably, for example, attempts to seize money transfer funds, or limit our ability to or prohibit us from transferring money in certain corridors;

•
federal, state or foreign legal requirements, including those that require us to provide consumer or transaction data pursuant to our settlement agreement with the State of Arizona and requirements under the Joint Settlement Agreements, and other requirements or to a greater extent than is currently required;

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
Our industry is subject to rapid and significant technological changes, with the constant introduction of new and enhanced products and services and evolving industry and regulatory standards and consumer needs and preferences. Our ability to enhance our current products and services and introduce new products and services that address these changes has a significant impact on our ability to be successful. We actively seek to respond in a timely manner to changes in customer (both consumer and business) needs and preferences, technology advances and new and enhanced products and services such as technology-based money transfer and Business Solutions payments services, including Internet, phone-based and other mobile money transfer services. Failure to respond timely and well to these challenges could adversely impact our business, financial condition, results of operations, and cash flows. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternative, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than our traditional cash/agent model or our current electronic money transfer model.

Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows.
A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. If we are unable to or elect not to hedge our foreign exchange exposure to the euro against a significant devaluation, the value of our euro-denominated revenue, operating income and net monetary assets and liabilities would be correspondingly reduced when translated into United States dollars for inclusion in our financial statements. Moreover, if we engage in foreign currency hedging activities related to our revenues, such transactions may help to mitigate the adverse financial effects of an appreciation in the United States dollar relative to other currencies. In an environment of a declining United States dollar relative to other currencies, such hedging transactions could have the effect of limiting the translation benefits on our reported financial results. In addition, our Business Solutions business provides currency conversion and, in certain countries, foreign exchange hedging services to its customers, further exposing us to foreign currency exchange risk. In order to help mitigate these risks, we enter into derivative contracts. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates.
We operate in almost all developing markets throughout the world. In many of these markets, our foreign currency exposure is limited because most transactions are receive transactions and we currently reimburse most of our agents in either United States dollars or euros for the payment of these transactions. However, in certain of these developing markets we settle transactions in local currencies and generate revenue from send transactions. Our exposure to foreign currency fluctuations in those markets is increased as these fluctuations impact our revenues and operating income.

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

A substantial portion of our revenue is generated outside the United States. Repatriating foreign earnings to the United States would, in many cases, result in significant tax obligations because most of these earnings have been taxed at relatively low foreign tax rates compared to our combined federal and state tax rate in the United States. We utilize a variety of planning and financial strategies to help ensure that our worldwide cash is available where needed, including decisions related to the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries. Changes in the amounts, timing, and manner by which cash is repatriated (or deemed repatriated) or otherwise made available from our international subsidiaries, including changes arising from new legal or tax rules, disagreements with legal or tax authorities concerning existing rules that are ultimately resolved in their favor, or changes in our operations or business, could result in material adverse effects on our financial condition, results of operations, and cash flows including our ability to pay future dividends or make share repurchases. For further discussion regarding the risk that our future effective tax rates could be adversely impacted by changes in tax laws, both domestically and internationally, see risk factor "Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense" below.

Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Occasionally agents or their subagents have been required by their regulators to cease offering our services; see risk factor "Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity" below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

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

We collect, transfer and retain consumer, business, employee and agent data as part of our business. With our services being offered in more than 200 countries and territories, these activities are subject to laws and regulations in the United States and many other jurisdictions; see risk factor "Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition" below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions and can have impacts on our business practices both inside and outside the jurisdiction that imposed the regulation, are designed to protect the privacy of personal information and prevent that information from being inappropriately used or disclosed. We have developed and maintain technical and operational measures designed to comply with applicable legal requirements. However, despite those measures, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or the systems of our business partners and service providers and improperly obtain or disclose data about our consumers, business customers, agents, subagents, and/or employees, or that a third-party service provider could intentionally or inadvertently disclose personal data in violation of law. For example, a significant and increasing amount of our data is collected and stored by third parties, including providers of cloud-based software services. Hackers accessed the system of one of our third-party providers and improperly obtained data about some of our agents and consumers. Western Union systems and money transfer operations were not impacted. Data breaches such as these have the potential to impose material costs on the Company and there can be no assurance that additional breaches will not occur in the future. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Also, in some jurisdictions we transfer data related to our employees, business customers, consumers, subagents, agents and potential employees to third-party vendors in order to perform due diligence and for other reasons. It is possible that a vendor could intentionally or inadvertently disclose such data. Additionally, transactions undertaken through our mobile services may create different risks of fraud, hacking, and other deceptive practices. Any data breach resulting in a compromise of consumer, business, employee or agent data could require us to notify impacted individuals, and in some cases regulators, of a possible or actual breach, expose us to regulatory enforcement action, including substantial fines, limit our ability to provide services, subject us to litigation, damage our reputation, and could adversely affect our business, financial condition, results of operations, and cash flows.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of business. These systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or other causes, many of which may be beyond our control or that of our service providers. Further, we have been and continue to be the subject of cyber attacks, including distributed denial of service attacks. These attacks are primarily aimed at interrupting our business, exposing us to financial losses, or exploiting information security vulnerabilities. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company's business. Although we have taken steps and made investments to prevent security breaches and systems disruptions, our measures may not be successful and we may experience material breaches, disruptions or other problems in the future. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of whom are located outside the United States, could adversely affect our business.

We receive services from third-party vendors that would be difficult to replace if those vendors ceased providing such services adequately or at all. Cessation of or defects in various services provided to us by third-party vendors could cause temporary disruption to our business.

Some services relating to our business, such as software application support, the development, hosting and maintenance of our operating systems, merchant acquiring services, check clearing, and processing of returned checks are outsourced to third-party vendors, which would be difficult to replace quickly. If our third-party vendors were unwilling or unable to provide us with these services in the future, our business and operations could be adversely affected.

Acquisitions and integration of new businesses create risks and may affect operating results.

We have acquired and may acquire businesses both inside and outside the United States. As of December 31, 2016, we had $3,162.0 million of goodwill comprising approximately 34% of our total assets, including $1,950.1 million of goodwill in our Consumer-to-Consumer reporting unit and $996.0 million of goodwill in our Business Solutions reporting unit. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods.

For the Business Solutions reporting unit, a decline in estimated fair value of approximately 15% as of the October 1, 2016 testing date could occur before triggering an impairment of goodwill. The fair value of the Business Solutions reporting unit is sensitive to changes in projections for revenue growth rates and EBITDA margins, as well as changes in United States and foreign income tax rates, which impact the value of our cash flow management and liquidity strategies facilitated through the Business Solutions reporting unit. The value derived from these strategies to optimize United States cash flow management and global liquidity by utilizing international cash balances (including balances generated by other operating segments) to initially fund global principal payouts for Business Solutions transactions initiated in the United States would also be available to certain market participants. If tax reform is enacted that would reduce the cost of or restrictions on repatriating funds back to the United States, the fair value of these strategies could be reduced, which could contribute, along with a reduction in other anticipated future operating cash flows, to a write down of goodwill, which could have a significant adverse impact on our financial condition and results of operations. See the "Critical Accounting Policies and Estimates" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, for more detail.

In addition to the risk of goodwill impairment, the acquisition and integration of businesses involve a number of other risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company's people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). Another risk is the need in some cases to improve regulatory compliance, see "Risks Related to Our Regulatory and Litigation Environment" below. Acquisitions often involve additional or increased risks including, for example:

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

We face credit, liquidity and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows.

The vast majority of our Consumer-to-Consumer money transfer activity and much of our Consumer-to-Business activity is conducted through third-party agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include superagents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order or complete the money transfer or payment services on behalf of the consumer.

The liquidity of our agents and other parties we transact with directly, including merchant acquirers, is necessary for our business to remain strong and to continue to provide our services. If our agents or other partners fail to settle with us in a timely manner, our liquidity could be affected.

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

We offer consumers in select countries the ability to transfer money utilizing their bank account or credit or debit card via the Internet and phone. These transactions have experienced and continue to experience a greater risk of fraud and higher fraud losses. Additionally, money transfers funded by ACH, or similar methods, are not preauthorized by the sender's bank and carry the risk that the account may not exist or have sufficient funds to cover the transaction. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. We may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties increase over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

We believe we have adequate liquidity to meet our business needs, service our debt obligations, pay dividends, and repurchase shares through our existing cash balances, our ability to generate cash flows through operations, our $1.65 billion revolving credit facility and our $1.5 billion commercial paper program. To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing and manner by which cash is repatriated or otherwise made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity. However, our overall liquidity may be impacted by existing regulations and new proposed regulations that, if fully implemented, would require us to post collateral in connection with our derivative financial instruments used to hedge our exposures arising in connection with changes to foreign currency exchange rates and interest rates. We are still assessing the liquidity impact of these new regulations.

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

Most of our Consumer-to-Consumer revenue is derived through our agent network. Some of our international agents have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent's dissatisfaction with its relationship with us or the revenue derived from that relationship, an agent's or its subagents' unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements or increased costs or loss of business as a result of difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services. For example, changes to our compliance-related practices as a result of our settlement agreement with the State of Arizona and changes to our business model, primarily related to our Vigo and Orlandi Valuta brands, resulted in the loss of over 7,000 agent locations in Mexico in 2012. Also, under the Joint Settlement Agreements, we are subject to heightened requirements relating to agent oversight which may result in agent attrition. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, or changes in the economy, and the cost of maintaining agent or subagent locations has increased and may continue to increase because of enhanced compliance efforts. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

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

In our Consumer-to-Business segment, we provide services for making one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. Our relationships with these businesses and other organizations are a core component of our payments services, and we derive a substantial portion of our Consumer-to-Business revenue through these relationships. In Business Solutions, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our services or by making it more cumbersome for businesses or consumers to do business with us. We have also had difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies. If we are unable to maintain our current business or banking relationships or establish new relationships under terms consistent with those currently in place, our ability to continue to offer our services may be adversely impacted, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

As a result of offering our services, our agents may be subject to various taxes, as governments outside the United States have viewed and may continue to view our agents' services as subject to income, withholding, and other taxes. Any such taxes that are levied on our agents could make it less desirable for agents to offer our services, which could result in increased agent attrition, agents ceasing to offer some of our services, or increased costs to maintain our agent network, either of which could have an adverse effect on our business, results of operations, and cash flows.

Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, the Organization for Economic Co-Operation and Development ("OECD") has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting ("BEPS"). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Tax reforms recommended in the BEPS action plan include changes that would impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements that are viewed as causing BEPS. Significant components of the BEPS action plan were published by the OECD in October 2015 and a number of governments, including the European Commission, have already enacted or proposed rules to implement, at least to some degree, changes suggested in the recommendations, while other countries are preparing to do so. In addition to BEPS, efforts for tax reform in the United States are intensifying, though the nature and scope of such reform, if enacted, and the potential effect on our tax position, is still unclear. Among many possibilities, United States reform could include items such as a one-time tax on undistributed foreign profits of United States-based multinational companies, a lower overall United States corporate tax rate, implementation of a more territorial-style approach to taxation of non-United States profits, changes in the tax treatment of interest expense, and other significant items. As of December 31, 2016, we had outside tax basis differences, which primarily relate to accumulated foreign earnings, of approximately $6.7 billion. Any material change in tax laws or policies, or their interpretation, resulting from BEPS, United States tax reform or other legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations, and cash flows.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2016, the total amount of unrecognized tax benefits was a liability of $365.1 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows. For example, in 2011, we reached an agreement with the United States Internal Revenue Service ("IRS") resolving substantially all of the issues related to the restructuring of our international operations in 2003, which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter and requires cash payments to the IRS and various state tax authorities of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of December 31, 2016. See the "Contractual Obligations" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Downgrades in our credit ratings, or their review or revision to a negative outlook, such as a recent revision by one rating agency to a negative outlook, could adversely affect our business, financial condition, results of operations, and cash flows, and could damage perceptions of our financial strength, which could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices, and our banking and other business relationships. In addition, adverse ratings actions could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, a downgrade below investment grade will increase our interest expense under certain of our notes, our revolving credit facility, and our term loan facility, and any significant downgrade could increase our costs of borrowing money more generally or adversely impact or eliminate our access to the commercial paper market, each of which could adversely affect our business, financial condition, results of operations, and cash flows.

We may not realize all of the anticipated benefits from business transformation, productivity and cost-savings, and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and we may experience disruptions in our workforce as a result of those initiatives.

We have engaged, and are engaging in actions and activities, such as the WU Way initiative, associated with business transformation, productivity improvement initiatives, and expense reduction measures. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the WU Way initiative. We may implement additional initiatives in future periods. While these initiatives are designed to increase operational effectiveness and productivity and result in cost savings, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from the WU Way or similar initiatives, or the costs to implement them are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

The laws of certain foreign countries in which we do business do not protect intellectual property rights to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings in the United States or in foreign countries could impair our ability to sell our services or license or protect our intellectual property, which could adversely affect our business, financial condition, results of operations, and cash flows.

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

As of December 31, 2016, we held $1.2 billion in investment securities, the substantial majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling approximately $280.0 million as of December 31, 2016. The fair value of these assets held in the trust are compared to the plan's projected benefit obligation of $306.4 million to determine the pension liability of $26.4 million recorded within "Other liabilities" in our Consolidated Balance Sheet as of December 31, 2016. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2016, we had approximately $2.8 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future.

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

Risks Related to Our Regulatory and Litigation Environment

As described under Part I, Item 1, Business, our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states (including licensing requirements), many localities and many other countries and jurisdictions. Laws and regulations to which we are subject include those related to: financial services, anti-money laundering, countering the financing of terrorism, sanctions and anti-fraud, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. The failure by us, our agents or their subagents to comply with any such laws or regulations could have an adverse effect on our business, financial condition, results of operations, and cash flows and could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

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

Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the United States Treasury Department's Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with or involving specified countries, their governments, and in certain circumstances, their nationals, and with certain individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements will continue to increase, perhaps substantially, or our compliance will make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For example, we have made significant additional investments in recent years in our compliance programs based on the rapidly evolving environment and our internal reviews of the increasingly complex and demanding global regulatory requirements. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

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

In addition, our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended (collectively, the "BSA"), and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network ("FinCEN"). We have subsidiaries in Brazil and Austria that are subject to banking regulations. These subsidiaries are also subject to regulation, examination and supervision by the New York Department of Financial Services. Under the Payment Services Directive ("PSD"), as amended by a revised Payment Services Directive known as PSD2, in the European Union ("EU"), and under similar legislation enacted or proposed in other jurisdictions, we have and will increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, agent oversight and monitoring requirements, and broader supervision by EU member states. These laws have increased and will continue to increase our costs and could also increase competition in some or all of our areas of service.

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. For example, as further discussed in Part I, Item 3, Legal Proceedings, and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies," we recently entered into agreements with the United States Department of Justice ("DOJ"), certain United States Attorney's Offices, the United States Federal Trade Commission ("FTC"), the Financial Crimes Enforcement Network ("FinCEN") of the United States Department of Treasury and various state attorneys general to resolve the respective investigations of those agencies (the "Joint Settlement Agreements"). The ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had, and could in the future have an adverse effect on our business, financial condition, results of operations, and cash flows.

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows. In many jurisdictions where Western Union is licensed to offer money transfer services, the license holder is responsible to some extent for the agent's compliance with the rules that govern the money transfer service. For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents with the PSD when they are acting on behalf of our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. The majority of our EU consumer money transfer activity is managed through our Irish payment institution. Thus, the risk of adverse regulatory action against Western Union because of actions by its agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") may also impose responsibility on us for any related compliance failures of our agents and their subagents.

The requirements under the PSD, the Dodd-Frank Act and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased compliance costs, and in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition, results of operations, and cash flows. Additional countries may adopt similar legislation.

Western Union is the subject of consent agreements with or enforcement actions by regulators.

As further described under Part I, Item 3, Legal Proceedings, the Company recently entered into Joint Settlement Agreements with the DOJ, certain United States Attorney's Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company is required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers. The Joint Settlement Agreements also require the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. The changes in the Company’s compliance program required by these agreements will have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company could also face actions from other regulators as a result of the Joint Settlement Agreements. In addition, if the Company fails to comply with these agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed a settlement agreement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with the State. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its anti-money laundering ("AML") compliance programs along the United States and Mexico border and a monitor (the "Monitor") has been engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of primary and secondary recommendations related to WUFSI's compliance programs, which WUFSI has implemented or is implementing, including programs related to the Company's Business Solutions segment.

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

WUFSI implemented all of the primary recommendations prior to October 31, 2015. On June 29, 2016, the Monitor notified WUFSI and the State that the Monitor had determined that (i) WUFSI had successfully implemented all of the primary recommendations, and (ii) WUFSI has implemented an effective AML compliance program along the United States and Mexico border. On July 27, 2016, the Monitor delivered its final report for the primary recommendations period and the Superior Court of Arizona in and for Maricopa County accepted the report. Accordingly, the State cannot pursue any remedies under the Southwest Border Agreement with respect to the primary recommendations.

The Amendment also provides until June 30, 2017 for implementation of the secondary recommendations, and provides a deadline of December 31, 2017 for the Monitor to issue a report evaluating implementation of the secondary recommendations. If the Monitor concludes in that report that WUFSI has not implemented an effective AML compliance program along the United States and Mexico border, the State cannot assert a willful and material breach of the Southwest Border Agreement but may require WUFSI to pay $25 million (the "Secondary Period Remedy"). There is no monetary penalty associated with secondary recommendations that were classified as such on the date of the Amendment or any new secondary recommendations that the Monitor makes after the date of the Amendment. There are currently 15 such secondary recommendations and groups of secondary recommendations.

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

The changes in WUFSI’s AML compliance program required by the Southwest Border Agreement, including the Amendment, and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs. The Company is unable at this stage to predict whether the Monitor will conclude at the end of the timeframe for implementing the secondary recommendations that WUFSI has successfully implemented the secondary recommendations and has an effective AML compliance program, and, accordingly, whether the State will pursue the Secondary Period Remedy. For additional information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape and is expected to continue to adversely affect our financial results. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has and may continue to affect the manner in which we provide our services; see risk factor "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows." Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties. For example, we recently entered into the Joint Settlement Agreements, as further discussed in Part I, Item 3, Legal Proceedings, and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

Further, our business has been affected and is currently being affected by on-going changes to our compliance procedures related to our settlement agreement with the State of Arizona. See risk factor "Western Union is the subject of consent agreements with or enforcement actions by regulators." Due to regulatory initiatives, we have changed our compliance related practices and business model along the United States and Mexico border, including in the southwestern region of the United States. Such changes have had, and will likely continue to have an adverse effect on our revenue, profit margins, and business operations related to our United States to Mexico and United States to Latin America and the Caribbean corridors.

In addition, policy makers may seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico. Policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers, the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees, or other requirements or restrictions. Similar circumstances in foreign countries have invoked and could continue to invoke the imposition of sales, service or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have an adverse impact on our business, financial condition, results of operations, and cash flows.

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

Our agents and their subagents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. Material changes in the regulatory requirements for offering money transfer services, including with respect to anti-money laundering requirements, fraud prevention, licensing requirements, consumer protection, customer due diligence, agent registration, or increased requirements to monitor our agents or their subagents in a jurisdiction important to our business have meant and could continue to mean increased costs and/or operational demands on our agents and their subagents, which have resulted and could continue to result in their attrition, a decrease in the number of locations at which money transfer services are offered, an increase in the commissions paid to agents and their subagents to compensate for their increased costs, and other negative consequences.

Our regulatory status and the regulatory status of our agents could affect our and their ability to offer our services. For example, we and our agents rely on bank accounts to provide our Consumer-to-Consumer money transfer services. We also rely on bank accounts to provide our payment services. We and our agents are considered Money Service Businesses, or "MSBs," under the BSA, including our Business Solutions operations. Many banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. The recent Joint Settlement Agreements may prompt some banks to take this view regarding Western Union. We and some of our agents have had, and in the future may have, difficulty establishing or maintaining banking relationships due to the banks' policies. If we or a significant number of our agents are unable to maintain existing or establish new banking relationships, or if we or these agents face higher fees to maintain or establish new bank accounts, our ability and the ability of our agents to continue to offer our services may be adversely impacted, which would have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Although most of our Orlandi Valuta and Vigo branded agents also offer money transfer services of our competitors, many of our Western Union branded agents have agreed to offer only our money transfer services. While we expect to continue signing certain agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Various jurisdictions, including the European Union and some of its member countries, continue to increase their focus on the potential impact of agent agreements on competition. In addition, over the past several years, several countries in Eastern Europe, the Commonwealth of Independent States, Africa and South Asia, including India, have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions. In addition to legal challenges, certain of our agents and their subagents have refused to enter into exclusive arrangements. See risk factor "If we are unable to maintain our agent, subagent or global business relationships under terms consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition, results of operations, and cash flows would be adversely affected" above. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

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

As final rules and regulations implementing the Dodd-Frank Act have been adopted, the new law has made and is making significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices ("UDAAP"). The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation at a consumer's request to cancel transactions that have not been completed. In addition, these regulations impose responsibility on us for any related compliance failures of our agents. These requirements have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results and change the way we operate our business. The Dodd-Frank Act and interpretations and actions by the CFPB could also have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business.

The CFPB has broad authority to enforce consumer protection laws. The CFPB has a large staff and budget, which is not subject to Congressional appropriation, and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track and solicit consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. For example, in July 2015, Paymap, Inc. ("Paymap"), one of our subsidiaries, and the CFPB reached a settlement agreement regarding Paymap’s marketing of its Equity Accelerator service (the "Paymap Settlement Agreement"). Under the terms of the agreement, Paymap agreed to pay approximately $33.4 million in restitution and a $5.0 million civil monetary penalty and agreed to ensure that its marketing practices and materials for the Equity Accelerator Program comply with the Consumer Financial Protection Act's prohibition against UDAAP. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining UDAAP, and new model disclosures. The CFPB's authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB's authority to limit or ban pre-dispute arbitration clauses. The Dodd-Frank Act authorized the CFPB to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. In 2015, the CFPB released its report to Congress on pre-dispute arbitration as required by the Dodd-Frank Act and also published a potential rulemaking on arbitration agreements. In May 2016, the CFPB issued its proposed arbitration rule that would (i) effectively ban consumer financial companies from using arbitration clauses to prevent class action cases and (ii) require records of all other arbitrations to be provided to the CFPB for potential publication on its website. The timing and provision of any final rule are uncertain at this time.

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

Rules adopted under the Dodd-Frank Act by the CFTC, as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements, or may be subject to margin requirements in the United States and European Union. Other jurisdictions outside of the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivative contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. In particular, the CFTC has recently issued a proposed rule that, if adopted as proposed, would increase the likelihood that we will have to register one or more of our subsidiaries with the CFTC as a swap dealer. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We are currently evaluating the impact the proposed rule, if adopted, would have on our hedging activities and operations. Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Additionally, the regulatory regimes for derivatives in the United States and European Union, such as under the Dodd-Frank Act and the European Markets in Financial Instruments Directive known as "MiFID II," are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs to our business. Other jurisdictions outside the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these will result in greater costs to us as well.

Western Union is the subject of litigation, including purported class action litigation, and regulatory actions, which could result in material settlements, judgments, fines or penalties.

As a company that provides global financial services primarily to consumers, we are subject to litigation, including purported class action litigation, and regulatory actions alleging violations of consumer protection, anti-money laundering, securities laws and other laws, both foreign and domestic. We also are subject to claims asserted by consumers based on individual transactions. We may not be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement, any of which could occur or intensify as a result of the Joint Settlement Agreements, are likely to continue to result in changes to our business, as well as increased costs, supervision and examination for both ourselves and our agents and subagents. These developments in turn may result in additional litigation, or other actions. For more information, please see Part I, Item 3, Legal Proceedings and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

We are subject to extensive requirements relating to privacy and data use and security under federal, state and foreign laws. For example, the FTC has an on-going program of investigating the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies' privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, in April 2016, the European Parliament approved a comprehensive new General Data Privacy Regulation (“GDPR”) that will replace the EU’s 1995 data privacy Directive 95/46 as of May 2018. The GDPR will impose additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. We are analyzing the GDPR to determine its potential effects on our business practices, but we expect to incur significant expenses to meet the new obligations of the GDPR, which may require us to make significant changes to our business operations not only within the EU, but also in the United States and other countries. Failure to comply with existing or future privacy and data use and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, Western Union has experienced an increasing number of data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual's right to privacy - may conflict, and the law in these areas is not consistent or settled. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

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

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We had substantial indebtedness as of December 31, 2016 and expect to incur additional indebtedness in 2017, which could make it more difficult to meet these requirements if such requirements are increased. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of settlement assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as settlement assets or these regulators could require our regulated subsidiaries to maintain higher levels of settlement assets. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Properties and Facilities

As of December 31, 2016, we had offices in approximately 50 countries, which included four owned facilities and approximately 20 United States and approximately 400 international leased properties. Our owned facilities included our corporate headquarters located in Englewood, Colorado.

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

ITEM 3.  LEGAL PROCEEDINGS

United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements

In late November 2016, the Company entered into discussions with the United States Department of Justice (the “DOJ”), the United States Attorney's Office for the Central District of California ("USAO-CDCA"), the United States Attorney’s Office for the Eastern District of Pennsylvania ("USAO-EDPA"), the United States Attorney’s Office for the Middle District of Pennsylvania ("USAO-MDPA"), and the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) to resolve the investigations by the USAO-CDCA, USAO-EDPA, USAO-MDPA, and USAO-SDFL (collectively, the “USAOs”) (collectively, the “USAO Investigations”). On January 19, 2017, the Company announced that it, or its subsidiary Western Union Financial Services, Inc. (“WUFSI”), had entered into (1) a Deferred Prosecution Agreement (the “DPA”) with the DOJ and the USAOs; (2) a Stipulated Order for Permanent Injunction and Final Judgment (the “Consent Order”) with the United States Federal Trade Commission (“FTC”); and (3) a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), to resolve the respective investigations of those agencies. The DOJ and FTC investigations are described further in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies." FinCEN provided notice to the Company dated December 16, 2016 of its investigation regarding possible violations of the United States Bank Secrecy Act. On January 31, 2017, the Company entered into an assurance of discontinuance/assurance of voluntary compliance (the “State AG Agreement”) with the attorneys general of 49 U.S. states and the District of Columbia named therein (the “State Attorneys General”) to resolve the State Attorneys General investigations described further in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies." The DPA, Consent Order, FinCEN Agreement, and State AG Agreement are collectively referred to herein as the "Joint Settlement Agreements."

Pursuant to the DPA, the USAOs filed a two-count criminal information in the United States District Court for the Middle District of Pennsylvania, charging the Company with aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering program. The USAOs agreed that if the Company fully complies with all of its obligations under the DPA, the USAOs will, at the conclusion of the DPA’s term, seek dismissal with prejudice of the criminal information filed against the Company.

Under the Joint Settlement Agreements, the Company is required, among other things, to (1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”), (2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs, and (3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also sets forth a civil penalty of $184 million, the full amount of which is deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC is required under the Joint Settlement Agreements.

The Joint Settlement Agreements also require the Company to adopt certain new or enhanced practices with respect to its compliance program relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. The changes in the Company’s compliance program required by the Joint Settlement Agreements will have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company could also face actions from other regulators as a result of the Joint Settlement Agreements. In addition, if the Company fails to comply with the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective anti-money laundering compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the Southwest Border Monitor's efforts to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the Monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal anti-money laundering laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the Bank Secrecy Act and parallel anti-money laundering laws and regulations for a prolonged period of time, authorized and implemented anti-money laundering policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls. The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs may file an amended complaint that cures the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, eight of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and one of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On January 20, 2017, Plaintiffs filed a notice of new case developments with the Court, attaching the DPA, the criminal information filed in the United States District Court for the Middle

District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above.

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

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. (“Speedpay”), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

On January 26, 2017, Martin Herman filed a purported class action complaint in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company, asserting claims under sections 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 against all defendants and a claim under section 20(a) of the Exchange Act against the individual defendants. The complaint alleges that, during the purported class period, February 24, 2012 through January 19, 2017, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the effectiveness of the Company’s fraud prevention program and the program’s compliance with applicable law and best practices; (2) the development and enhancement of the Company’s global compliance policies and anti-money laundering program; and (3) the Company’s compliance with regulatory requirements. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

On February 22, 2017, Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust filed a purported class action complaint in the United States District Court for the District of Colorado. The defendants, class period, claims and bases are the same as those in the purported class action complaint filed by Martin Herman described above. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged €17.5 million ($18.4 million based on the December 31, 2016 exchange rate) in victim losses that cannot be repaid by any of the criminal defendants who are convicted. The Company expects that WUPSIL will be required to guarantee or provide security for up to approximately €23.5 million ($24.7 million) to cover the alleged victim losses plus potential interest and other costs. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter. However, based on the amounts alleged, the range of loss could be up to approximately €23.5 million ($24.7 million).

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

Our common stock trades on the New York Stock Exchange under the symbol "WU." There were 3,688 stockholders of record as of February 15, 2017. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock		Dividends
	Market Price		Declared
	High	Low	per Share
2016
First Quarter	$19.61	$16.02	$0.16
Second Quarter	$20.57	$18.07	$0.16
Third Quarter	$21.80	$18.81	$0.16
Fourth Quarter	$22.26	$19.38	$0.16
2015
First Quarter	$20.87	$16.73	$0.155
Second Quarter	$22.84	$20.02	$0.155
Third Quarter	$20.62	$16.91	$0.155
Fourth Quarter	$19.90	$17.75	$0.155

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 1 - 31	437,972	$20.13	427,644	$301.1
November 1 - 30	3,376,358	$20.52	3,369,670	$231.9
December 1 - 31	70,863	$20.79	68,027	$230.5
Total	3,885,193	$20.48	3,865,341
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $230.5 million remained available as of December 31, 2016. On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, "Stock Compensation Plans" and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2016, the Board of Directors declared quarterly cash dividends of $0.16 per common share payable on December 30, 2016, September 30, 2016, June 30, 2016 and March 31, 2016. During 2015, the Board of Directors declared quarterly cash dividends of $0.155 per common share payable on December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, cash generated or made available in the United States, capital requirements, regulatory constraints, industry practice and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will be dependent primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends and distribute cash may be restricted.

On February 9, 2017, the Board of Directors declared a quarterly cash dividend of $0.175 per common share payable on March 31, 2017.

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

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014	2013	2012
Statements of Income Data:
Revenues	$5,422.9	$5,483.7	$5,607.2	$5,542.0	$5,664.8
Operating expenses (a)	4,939.2	4,374.3	4,466.7	4,434.6	4,334.8
Operating income (a)	483.7	1,109.4	1,140.5	1,107.4	1,330.0
Interest income (b)	3.5	10.9	11.5	9.4	5.5
Interest expense (c)	(152.5)	(167.9)	(176.6)	(195.6)	(179.6)
Other income/(expense), net, excluding interest income and interest expense	7.0	(10.6)	(7.2)	5.7	12.9
Income before income taxes (a) (b) (c)	341.7	941.8	968.2	926.9	1,168.8
Net income (a) (b) (c)	253.2	837.8	852.4	798.4	1,025.9
Depreciation and amortization	263.2	270.2	271.9	262.8	246.1
Cash Flow Data:
Net cash provided by operating activities (d)	$1,041.9	$1,071.1	$1,045.9	$1,088.6	$1,185.3
Capital expenditures (e)	(229.8)	(266.5)	(179.0)	(241.3)	(268.2)
Common stock repurchased (f)	(501.6)	(511.3)	(495.4)	(399.7)	(766.5)
Earnings Per Share Data:
Basic (a) (b) (c) (f)	$0.52	$1.63	$1.60	$1.43	$1.70
Diluted (a) (b) (c) (f)	$0.51	$1.62	$1.59	$1.43	$1.69
Cash dividends declared per common share (g)	$0.64	$0.62	$0.50	$0.50	$0.425
Key Indicators (unaudited):
Consumer-to-Consumer transactions	268.33	261.53	254.93	242.34	230.98

	As of December 31,
(in millions)	2016	2015	2014	2013	2012
Balance Sheet Data:
Settlement assets	$3,749.1	$3,308.7	$3,313.7	$3,270.4	$3,114.6
Total assets (h)	9,419.6	9,449.2	9,877.5	10,105.4	9,450.4
Settlement obligations	3,749.1	3,308.7	3,313.7	3,270.4	3,114.6
Total borrowings (h)	2,786.1	3,215.9	3,707.5	4,197.1	4,013.9
Total liabilities (h)	8,517.4	8,044.3	8,577.1	9,000.7	8,509.8
Total stockholders’ equity	902.2	1,404.9	1,300.4	1,104.7	940.6
____________

(a)
During the year ended December 31, 2016, operating expenses included $601.0 million of expenses as a result of the Joint Settlement Agreements, as described in Part I, Item 3, Legal Proceedings, and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies." During the year ended December 31, 2015, operating expenses included $35.3 million of expenses as a result of the Paymap Settlement Agreement.

(b)	Interest income consists of interest earned on cash balances not required to satisfy settlement obligations.

(c)	Interest expense primarily relates to our outstanding borrowings.

(d)
Net cash provided by operating activities during the year ended December 31, 2012 was impacted by tax payments of $92.4 million made as a result of an agreement with the United States Internal Revenue Service ("IRS Agreement") resolving substantially all of the issues related to the restructuring of our international operations in 2003.

(e)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.

(f)
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $230.5 million remained available as of December 31, 2016. On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019. During the years ended December 31, 2016, 2015, 2014, 2013, and 2012, we repurchased 24.8 million, 25.1 million, 29.3 million, 25.7 million, and 51.0 million shares, respectively.

(g)	Cash dividends per share declared quarterly by the Company's Board of Directors were as follows:

Year	Q1	Q2	Q3	Q4
2016	$0.16	$0.16	$0.16	$0.16
2015	$0.155	$0.155	$0.155	$0.155
2014	$0.125	$0.125	$0.125	$0.125
2013	$0.125	$0.125	$0.125	$0.125
2012	$0.10	$0.10	$0.10	$0.125

(h)
On January 1, 2016, the Company adopted an accounting pronouncement that requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt, with adoption retrospective for periods previously presented. The adoption of this standard resulted in a reduction to the carrying value of Total assets, Total borrowings, and Total liabilities for equivalent amounts in each applicable year. Reductions in these balances were $9.7 million, $12.9 million, $15.9 million, and $15.3 million as of December 31, 2015, 2014, 2013, and 2012, respectively.

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

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. The significant majority of the segment's revenue was generated in the United States during all periods presented, with the remainder primarily generated in Argentina.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2016 compared to the same period in 2015 and the year ended December 31, 2015 compared to the same period in 2014. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our revenues and operating income for the years ended December 31, 2016 and 2015 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies. Please see the "Revenues overview" and "Operating income" sections below for further discussion. Additionally, our operating income for the year ended December 31, 2016 was impacted by $601 million of expenses related to compensation payments and other costs as a result of the Joint Settlement Agreements, described further in Part I, Item 3, Legal Proceedings. Our operating income for the year ended December 31, 2015 was impacted by $35.3 million of expenses related to restitution, penalties, and other costs as a result of the Paymap Settlement Agreement. Both the Joint Settlement Agreements and the Paymap Settlement Agreement have been reflected within "Selling, general and administrative" expenses in our Consolidated Statements of Income.

The following table sets forth our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014.

				% Change
	Year Ended December 31,			2016	2015
(in millions, except per share amounts)	2016	2015	2014	vs. 2015	vs. 2014
Revenues:
Transaction fees	$3,795.1	$3,915.6	$4,083.6	(3)%	(4)%
Foreign exchange revenues	1,490.2	1,436.2	1,386.3	4%	4%
Other revenues	137.6	131.9	137.3	4%	(4)%
Total revenues	5,422.9	5,483.7	5,607.2	(1)%	(2)%
Expenses:
Cost of services	3,270.0	3,199.4	3,297.4	2%	(3)%
Selling, general and administrative	1,669.2	1,174.9	1,169.3	42%	0%
Total expenses	4,939.2	4,374.3	4,466.7	13%	(2)%
Operating income	483.7	1,109.4	1,140.5	(56)%	(3)%
Other income/(expense):
Interest income	3.5	10.9	11.5	(68)%	(5)%
Interest expense	(152.5)	(167.9)	(176.6)	(9)%	(5)%
Derivative gains/(losses), net	4.5	1.2	(2.2)	(a)	(a)
Other income/(expense), net	2.5	(11.8)	(5.0)	(a)	(a)
Total other expense, net	(142.0)	(167.6)	(172.3)	(15)%	(3)%
Income before income taxes	341.7	941.8	968.2	(64)%	(3)%
Provision for income taxes	88.5	104.0	115.8	(15)%	(10)%
Net income	$253.2	$837.8	$852.4	(70)%	(2)%
Earnings per share:
Basic	$0.52	$1.63	$1.60	(68)%	2%
Diluted	$0.51	$1.62	$1.59	(69)%	2%
Weighted-average shares outstanding:
Basic	490.2	512.6	533.4
Diluted	493.5	516.7	536.8
____________

(a)	Calculation not meaningful.

Revenues overview

Transaction volume is the primary generator of revenue in our businesses. Revenue on transactions is derived primarily from transaction fees and foreign exchange revenues paid by consumers to transfer money or make payments. Consumer-to-Consumer revenues vary by transaction based upon send and receive locations and the principal amount sent and in certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, we generate foreign exchange revenues based on the difference between the exchange rate set by us to the consumer or business and the rate available in the wholesale foreign exchange market.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues and operating income, constant currency results have been provided in tables below for consolidated revenues and operating income. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenue results. Constant currency results assume foreign revenues and expenses are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue and operating income can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue and operating income results and trends. We believe that these measures provide management and investors with information about operating results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. These constant currency disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue and operating income on a GAAP basis for the years ended December 31, 2016 and 2015 compared to prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2016, 2015, and 2014.

				% Change
	Year Ended December 31,			2016	2015
(dollars in millions)	2016	2015	2014	vs. 2015	vs. 2014
Revenues, as reported - (GAAP)	$5,422.9	$5,483.7	$5,607.2	(1)%	(2)%
Foreign currency impact (a)				4%	6%
Revenue change, constant currency adjusted - (Non-GAAP)				3%	4%

(a)
The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $217.1 million and $322.6 million for the years ended December 31, 2016 and 2015, respectively, when compared to foreign currency rates in the prior year.

We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded. Foreign currency hedges benefited GAAP revenues by $48.0 million, $77.8 million, and $1.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

2016 compared to 2015

During the year ended December 31, 2016 compared to 2015, consolidated revenues decreased 1%. This was primarily due to the strengthening of the United States dollar compared to foreign currencies, which negatively impacted revenue by 4%, net of the impact of foreign currency hedges. This decrease was partially offset by transaction growth of 3% in our Consumer-to-Consumer segment for the year ended December 31, 2016. The increase in revenue on a constant currency basis of 3% was primarily due to Consumer-to-Consumer transaction growth and increases in our Consumer-to-Business revenue, as further described in "Segment Discussion" below.

2015 compared to 2014

During the year ended December 31, 2015 compared to 2014, consolidated revenues decreased 2% primarily due to the strengthening of the United States dollar compared to foreign currencies, which negatively impacted revenue by 6%, net of the impact of foreign currency hedges. This decrease was partially offset by transaction growth of 3% in our Consumer-to-Consumer segment for the year ended December 31, 2015. The increase in revenue on a constant currency basis of 4% was primarily due to Consumer-to-Consumer transaction growth and increases in our Consumer-to-Business revenue, as further described in "Segment Discussion" below.

Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection, including related to our settlement agreement with the State of Arizona, the Joint Settlement Agreements, described further in Part I, Item 3, Legal Proceedings, the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States, and other matters. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the year ended December 31, 2016. Cost of services increased for the year ended December 31, 2016 compared to the prior year due to increased technology expenses and increased bank fees in our United States electronic bill payments, partially offset by a decrease in agent commissions, which generally fluctuate with revenues.

Cost of services decreased for the year ended December 31, 2015 compared to the prior year due to variable costs that generally fluctuate with revenues, including agent commissions, and benefits from and lower costs related to productivity and cost-savings initiatives, partially offset by increased technology expenses. For further discussion of our productivity and cost-savings initiatives, see Note 3 to Part II, Item 8, Financial Statements and Supplementary Data.

Selling, general and administrative

Selling, general and administrative expenses increased for the year ended December 31, 2016 compared to the prior year due to expenses related to the Joint Settlement Agreements in the amount of $601 million, as described earlier, and consulting expenses related to a business transformation initiative. This increase was partially offset by expenses related to the Paymap Settlement Agreement in the amount of $35.3 million that was recorded in the second quarter of 2015 and reductions in employee compensation costs and advertising expenses. Additionally, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

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

Operating income

The following table sets forth our consolidated operating income results for the years ended December 31, 2016, 2015, and 2014. As further discussed in "Revenues overview" above, non-GAAP constant currency results have been provided in the tables below for operating income change. In addition, to assist in evaluating the comparable periods' results, we are including additional line items in the table below reflecting operating income and operating income change excluding the effect of the $601.0 million of expenses as a result of the Joint Settlement Agreements in the year ended December 31, 2016, and the $35.3 million of expenses related to the Paymap Settlement Agreement that were recorded in the second quarter of 2015. Operating income, excluding Joint Settlement Agreements and Paymap Settlement Agreement, and operating income change, constant currency adjusted, excluding Joint Settlement Agreements and Paymap Settlement Agreement, are non-GAAP financial measures and are used by management in evaluating the operating income results and trends. We believe that, by adjusting operating income and operating income change to exclude the effects of the Joint Settlement Agreements and Paymap Settlement Agreement, which impacted operating trends, management and investors are provided with measures that increase the comparability of our underlying operating results. This disclosure is provided in addition to, and not as a substitute for, operating income and operating income change on a GAAP basis.

				% Change
	Year Ended December 31,			2016	2015
(dollars in millions)	2016	2015	2014	vs. 2015	vs. 2014
Operating income, as reported - (GAAP)	$483.7	$1,109.4	$1,140.5	(56)%	(3)%
Joint Settlement Agreements and Paymap Settlement Agreement	601.0	35.3	—
Operating income, excluding Joint Settlement Agreements and Paymap Settlement Agreement - (Non-GAAP)	$1,084.7	$1,144.7	$1,140.5	(5)%	—%
Foreign currency impact (a)				8%	4%
Operating income change, constant currency adjusted, excluding Joint Settlement Agreements and Paymap Settlement Agreement - (Non-GAAP)				3%	4%

(a)
The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to operating income of $90.2 million and $45.8 million for the years ended December 31, 2016 and 2015, respectively, when compared to foreign currency rates in the prior year.

Consolidated operating income decreased 56% during the year ended December 31, 2016 compared to the prior year as a result of the changes in revenue and operating expenses described above, primarily due to the Joint Settlement Agreements. In addition to the Joint Settlement Agreements, the strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted operating income by approximately 8% for the year ended December 31, 2016 compared to the prior year. The increase in operating income on a constant currency basis of 3%, excluding the Joint Settlement Agreements and the Paymap Settlement Agreement, was primarily due to the increase in constant currency revenue discussed above. We expect to incur significant additional expenses during the year ending December 31, 2017 related to a business transformation initiative that will negatively impact operating income.

Consolidated operating income decreased 3% during the year ended December 31, 2015 compared to the prior year as a result of the changes in revenue and operating expenses described above, including the impact from the Paymap Settlement Agreement. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted operating income by approximately 4% for the year ended December 31, 2015 compared to the prior year. The increase in operating income on a constant currency basis of 4%, excluding the Paymap Settlement Agreement, was primarily due to the increase in constant currency revenue discussed above.

Total other expense, net
Total other expense, net decreased by 15% for the year ended December 31, 2016 compared to the prior year primarily due to lower interest expense related to lower average debt balances outstanding. Average debt balances outstanding were $3,127.5 million and $3,636.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease in average debt balances outstanding during the year ended December 31, 2016 compared to the prior year was primarily due to the repayment of $250 million of our notes in August 2015, $250 million of our notes in December 2015 and $1 billion of our notes in October 2016, of which $575 million was refinanced through borrowings from our term loan facility.

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
Income taxes

Our effective tax rates on pre-tax income were 25.9%, 11.0% and 12.0% for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in our effective tax rate for the year ended December 31, 2016 compared to 2015 was primarily due to the tax-related effects of the Joint Settlement Agreements (impact of 15.9%), and an increase in higher-taxed earnings (excluding the Joint Settlement Agreements) compared to lower-taxed foreign earnings, partially offset by the combined effects of various discrete items, including changes in tax contingency reserves. The decrease in our effective tax rate for the year ended December 31, 2015 compared to 2014 was primarily due to various tax planning benefits, some of which are non-recurring, partially offset by changes in the composition of foreign earnings between higher taxed and lower taxed and the combined effects of various discrete items.

We continue to benefit from a significant proportion of profits being foreign-derived and generally taxed at lower rates than our combined federal and state tax rates in the United States. For the years ended December 31, 2016, 2015 and 2014, 260%, 103% and 96%, respectively, of our pre-tax income was derived from foreign sources. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2016, the total amount of tax contingency reserves was $365.1 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the years ended December 31, 2016, 2015 and 2014, basic earnings per share were $0.52, $1.63 and $1.60, respectively, and diluted earnings per share were $0.51, $1.62 and $1.59, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2016, 2015 and 2014, there were 3.4 million, 6.0 million and 15.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share for the years ended December 31, 2016 and 2015 compared to the prior year were impacted by the previously described factors impacting net income, including the Joint Settlement Agreements, which negatively impacted net income for the year ended December 31, 2016 by $1.21 per share, and the Paymap Settlement Agreement, which negatively impacted net income for the year ended December 31, 2015 by $0.05 per share. Earnings per share for the years ended December 31, 2016 and 2015 were also impacted by lower weighted-average shares outstanding. For both the years ended December 31, 2016 and 2015 compared to the prior year, the lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

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

The business segment measurements provided to, and evaluated by, our chief operating decision maker ("CODM") are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Corporate and other overhead is allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

•
The charges associated with the Joint Settlement Agreements were not allocated to our segments. While these items are identifiable to our Consumer-to-Consumer segment, they are not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•
We incurred expenses of $20.3 million related to a business transformation initiative, referred to as the WU Way, during the year ended December 31, 2016. A significant majority of these expenses related to consulting service fees. In 2017, we expect to incur further consulting service fees, severance, other implementation costs, such as training, relocation, travel, and other costs related to the initiative. While certain items related to the initiative were identifiable to our segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. As the initiative began in 2016, no expenses related to this business transformation initiative were recognized in the years ended December 31, 2015 and 2014. For additional information on this business transformation initiative, see Note 3 to Part II, Item 8, Financial Statements and Supplementary Data.

•	Costs incurred for the review and closing of acquisitions are included in "Other."

•	All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Consumer-to-Consumer	79%	79%	80%
Consumer-to-Business	12%	12%	11%
Business Solutions	7%	7%	7%
Other	2%	2%	2%
	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2016, 2015 and 2014.

				% Change
	Year Ended December 31,			2016	2015
(dollars and transactions in millions)	2016	2015	2014	vs. 2015	vs. 2014
Revenues:
Transaction fees	$3,123.8	$3,221.0	$3,421.8	(3)%	(6)%
Foreign exchange revenues	1,116.0	1,057.1	998.9	6%	6%
Other revenues	64.8	65.8	65.1	(2)%	1%
Total revenues	$4,304.6	$4,343.9	$4,485.8	(1)%	(3)%
Operating income	$1,008.7	$1,042.0	$1,050.4	(3)%	(1)%
Operating income margin	23%	24%	23%
Key indicator:
Consumer-to-Consumer transactions	268.33	261.53	254.93	3%	3%

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

Significant allocations are made in determining the transaction and revenue changes under the regional view in the table that follows. The geographic split for transactions and revenue, including transactions initiated through westernunion.com, is determined based upon the region where the money transfer is initiated and the region where the money transfer is paid. For transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. For money transfers initiated and paid in the same region, 100% of the transactions and revenue are attributed to that region. Included in each region's transaction and revenue percentages in the tables below are transactions initiated through westernunion.com for the year ended December 31, 2016. Regional results for the years ended December 31, 2015 and 2014 have also been adjusted to include transactions initiated through westernunion.com. Prior to January 1, 2016, we reported westernunion.com initiated transactions as a separate region with 100% of the corresponding transactions and revenue attributed to that region. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are initiated through westernunion.com, regardless of where the transactions are paid out.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth (a) - (Non-GAAP)	Transaction Growth/(Decline)
Consumer-to-Consumer regional growth/(decline):
North America	6%	(1)%	7%	7%	2%	(1)%	3%	6%
Europe and CIS	(2)%	(3)%	1%	3%	(8)%	(10)%	2%	2%
Middle East and Africa	(7)%	(3)%	(4)%	(6)%	(4)%	(5)%	1%	(1)%
Asia Pacific ("APAC")	(5)%	(3)%	(2)%	(5)%	(5)%	(5)%	0%	(3)%
Latin America and the Caribbean ("LACA")	2%	(6)%	8%	12%	3%	(7)%	10%	8%
Total Consumer-to-Consumer growth/(decline):	(1)%	(3)%	2%	3%	(3)%	(6)%	3%	3%

westernunion.com (b)	22%	(2)%	24%	27%	21%	(5)%	26%	26%

____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.

(b)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
	2016	2015	2014
Consumer-to-Consumer revenue as a percentage of segment revenue:
North America	29%	27%	26%
Europe and CIS	26%	26%	28%
Middle East and Africa	19%	21%	21%
APAC	15%	15%	15%
LACA	11%	11%	10%

Westernunion.com, which is included in the regional percentages above, represented approximately 8%, 6%, and 5% of our Consumer-to-Consumer revenue for the years ended December 31, 2016, 2015, and 2014, respectively.

Our consumers transferred $80.0 billion, $81.6 billion, and $85.4 billion in Consumer-to-Consumer principal for the years ended December 31, 2016, 2015, and 2014, respectively, of which $72.5 billion, $73.6 billion, and $77.2 billion related to cross-border principal, for the same corresponding periods described above.

Revenues

2016 compared to 2015
Consumer-to-Consumer money transfer revenue decreased 1% for the year ended December 31, 2016 compared to the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% for the year ended December 31, 2016. This decline was partially offset by transaction growth of 3%.
Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the year ended December 31, 2016 of $112.2 million over the previous year. Foreign currency hedges benefited revenues by $48.0 million for the year ended December 31, 2016.
Our North America region experienced increased revenue of 6% for the year ended December 31, 2016 compared to the prior year, and transaction growth of 7%. The increase in revenue was primarily due to transaction growth in our United States outbound services, including our United States to Mexico and Latin America corridors.
Our Europe and CIS region experienced decreased revenue of 2% for the year ended December 31, 2016 compared to the prior year, and transaction growth of 3%. Fluctuations in the exchange rate between the United States dollar, the euro, the British pound and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% for the year ended December 31, 2016. Revenue was also negatively impacted by declines in Turkey, partially offset by price increases implemented in the United Kingdom and growth in Germany.
Our Middle East and Africa region experienced decreased revenue of 7% for the year ended December 31, 2016 compared to the prior year, and transaction decline of 6%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 3% for the year ended December 31, 2016. Declines in oil-producing countries also negatively impacted revenue growth.
Our APAC region experienced decreased revenue of 5% for the year ended December 31, 2016 compared to the prior year, and transaction decline of 5%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% for the year ended December 31, 2016. Revenue was negatively impacted by actions by the government of India that temporarily reduced its supply of banknotes and declines in transactions originated in oil-producing countries as mentioned in the prior paragraph.
Our LACA region experienced increased revenue of 2% for the year ended December 31, 2016 compared to the prior year, and transaction growth of 12%. Fluctuations in the exchange rate between the United States dollar and other currencies, primarily the Argentine peso, negatively impacted revenue by 6% for the year ended December 31, 2016. Price reductions implemented in Argentina also negatively impacted revenue, partially offset by growth from transactions originated in the United States, as discussed above.
Foreign exchange revenues in our Consumer-to-Consumer segment increased 6% for the year ended December 31, 2016 compared to the prior year, primarily due to increases in foreign exchange spreads, which were largely offset by corresponding reductions in transaction fees.
We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Consumer-to-Consumer net pricing changes had a minimal effect on segment revenue for the year ended December 31, 2016.

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

Our North America region experienced revenue growth of 2% for the year ended December 31, 2015 compared to the prior year and transaction growth of 6%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for the year ended December 31, 2015. The increase in revenue was primarily due to transaction growth in our United States outbound services, including our United States to Mexico and Latin America corridors.
Our Europe and CIS region experienced decreased revenue of 8% for the year ended December 31, 2015 compared to the prior year and transaction growth of 2%. Fluctuations in the exchange rate between the United States dollar and the euro and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 10% for the year ended December 31, 2015. Transaction declines in Russia also contributed to the decrease in revenue.
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
Our APAC region experienced decreased revenue of 5% for the year ended December 31, 2015 compared to the prior year, on decreased transactions of 3%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 5% for the year ended December 31, 2015. Transaction declines in the Philippines and other Asian inbound markets also contributed to the decrease in revenue, partially offset by growth in Japan.
Our LACA region experienced revenue growth of 3% for the year ended December 31, 2015 compared to the prior year, on transaction growth of 8%. The region experienced growth from transactions originated in the United States, as discussed above. The region was also positively impacted by geographic and product mix for the year ended December 31, 2015. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 7% for the year ended December 31, 2015.
Foreign exchange revenues increased 6% for the year ended December 31, 2015 compared to the prior year, primarily due to increases in foreign exchange spreads, which were largely offset by corresponding reductions in transaction fees in certain corridors.
Consumer-to-Consumer net pricing changes had a minimal effect on segment revenue for the year ended December 31, 2015.

Operating income

2016 compared to 2015
Consumer-to-Consumer operating income declined 3% during the year ended December 31, 2016 compared to the prior year. Results for the year ended December 31, 2016 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies and increased technology expenses, partially offset by reductions in employee compensation. Operating margins in the segment were also impacted by these factors.

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

Consumer-to-Business Segment

The following table sets forth our Consumer-to-Business segment results of operations for the years ended December 31, 2016, 2015 and 2014. As further discussed in "Operating income" above, to assist in evaluating the comparable periods' results, we are including additional line items in the table below reflecting operating income, operating income change and operating income margin excluding the effect of the $35.3 million of expenses as a result of the Paymap Settlement Agreement in the year ended December 31, 2015. This disclosure is provided in addition to, and not as a substitute for, operating income and operating income change on a GAAP basis.

				% Change
	Year Ended December 31,			2016	2015
(dollars in millions)	2016	2015	2014	vs. 2015	vs. 2014
Revenues:
Transaction fees	$596.7	$612.7	$572.7	(3)%	7%
Foreign exchange and other revenues	24.5	25.0	26.1	(2)%	(4)%
Total revenues	$621.2	$637.7	$598.8	(3)%	6%
Operating income - (GAAP)	$64.4	$68.6	$98.7	(6)%	(30)%
Paymap Settlement Agreement	—	35.3	—
Operating income, excluding Paymap Settlement Agreement - (Non-GAAP)	$64.4	$103.9	$98.7	(38)%	5%
Operating income margin - (GAAP)	10%	11%	16%
Operating income margin, excluding Paymap Settlement Agreement - (Non-GAAP)	10%	16%	16%

Revenues

2016 compared to 2015
For the year ended December 31, 2016 compared to the prior year, Consumer-to-Business revenue decreased 3%, primarily due to declines related to foreign currency translation in our bill payments in Argentina and declines in our United States cash-based bill payments, partially offset by increases in our United States electronic bill payments. The strengthening of the United States dollar against the Argentine peso negatively impacted our Consumer-to-Business revenue growth by 14% for the year ended December 31, 2016.

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
Operating income

2016 compared to 2015
For the year ended December 31, 2016 compared to the prior year, operating income was negatively impacted by changes in customer mix and increased bank fees in our United States electronic bill payments, and increased technology expenses. Operating income was also impacted by the Paymap Settlement Agreement that was recorded in the second quarter of 2015. The changes in operating margins in the segment were also due to these factors.

2015 compared to 2014
For the year ended December 31, 2015 compared to the prior year, operating income decreased, primarily due to the Paymap Settlement Agreement and increased technology expenses, partially offset by revenue increases previously described and lower costs related to productivity and cost-savings initiatives as well as benefits from those initiatives. The change in operating margins in the segment was primarily due to the Paymap Settlement Agreement.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2016, 2015 and 2014.

				% Change
	Year Ended December 31,			2016	2015
(dollars in millions)	2016	2015	2014	vs. 2015	vs. 2014
Revenues:
Foreign exchange revenues	$352.6	$357.2	$363.1	(1)%	(2)%
Transaction fees and other revenues	43.4	41.5	41.5	5%	0%
Total revenues	$396.0	$398.7	$404.6	(1)%	(1)%
Operating income/(loss)	$21.1	$2.8	$(12.1)	(a)	(a)
Operating income/(loss) margin	5%	1%	(3)%
____________

(a)	Calculation not meaningful.

Revenues

2016 compared to 2015
For the year ended December 31, 2016 compared to the prior year, Business Solutions revenue decreased 1%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 4% for the year ended December 31, 2016. Growth in Europe was offset by declines in the APAC region.

2015 compared to 2014
For the year ended December 31, 2015 compared to the prior year, Business Solutions revenue decreased 1%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 8% for the year ended December 31, 2015. Revenue from sales of our hedging products increased, primarily in Europe.

Operating income/(loss)

2016 compared to 2015
For the year ended December 31, 2016, operating income increased when compared to the prior year as a result of reductions in employee compensation costs and amortization expenses recorded in the prior year related to the termination of a partner relationship contract. The change in operating margins in the segment was due to these same factors.

2015 compared to 2014
For the year ended December 31, 2015, operating income was generated compared to an operating loss in the prior year primarily due to benefits from and lower costs related to productivity and cost-savings initiatives. The change in operating margins in the segment was due to these same factors.

Other

The following table sets forth Other results for the years ended December 31, 2016, 2015 and 2014.

				% Change
	Year Ended December 31,			2016	2015
(dollars in millions)	2016	2015	2014	vs. 2015	vs. 2014
Revenues	$101.1	$103.4	$118.0	(2)%	(12)%
Operating income/(loss)	$10.8	$(4.0)	$3.5	(a)	(a)
____________

(a)	Calculation not meaningful.

Revenues

2016 compared to 2015
For the year ended December 31, 2016 compared to the prior year, Other revenue decreased primarily due to declines in prepaid services, partially offset by increases in our money order business.
2015 compared to 2014

For the year ended December 31, 2015 compared to the prior year, Other revenue decreased primarily due to declines in prepaid services and decreased investment income in our money order business.

Operating income/(loss)

2016 compared to 2015
For the year ended December 31, 2016, operating income was generated as compared to an operating loss in the prior year, due to increased investment income and other revenues in our money order business and a reduction of expenses in our prepaid services.

2015 compared to 2014

For the year ended December 31, 2015, an operating loss was generated compared to operating income in the prior year due to decreased investment income in our money order business, as noted above.

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

Our future cash flows could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting migrant populations, changes in income tax laws or the status of income tax audits, including the resolution of outstanding tax matters, and the settlement or resolution of legal contingencies.

Substantially all of our cash flows from operating activities have been generated from subsidiaries. Most of these cash flows are generated from our regulated subsidiaries. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: (1) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations, (2) other legal or regulatory restrictions, including statutory or formalized minimum net worth requirements, and (3) restrictions on transferring assets outside of the countries where these assets are located. See also Part II, Item 8, Financial Statements and Supplementary Data, Note 1, "Business and Basis of Presentation," in this Annual Report on Form 10-K.

We believe we have adequate liquidity to meet our business needs, service our debt obligations, pay dividends, and repurchase shares through our existing cash balances, our ability to generate cash flows through operations, our $1.65 billion revolving credit facility ("Revolving Credit Facility") and our $1.5 billion commercial paper program. We expect to issue additional debt in 2017 for general corporate purposes and working capital needs, including amounts to be paid pursuant to the Joint Settlement Agreements. To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing and manner by which cash is repatriated or otherwise made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity. Additionally, our overall liquidity may be impacted by existing regulations and new proposed regulations that, if fully implemented, would require us to post collateral in connection with our derivative financial instruments used to hedge our exposures arising in connection with changes to foreign currency exchange rates and interest rates. We are still assessing the liquidity impact of these potential regulations.

We have the capacity to borrow up to $1.65 billion in the aggregate under our Revolving Credit Facility, which supports borrowings under our $1.5 billion commercial paper program and expires in September 2020. As of December 31, 2016, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.

Cash and Investment Securities

As of December 31, 2016 and 2015, we had cash and cash equivalents of $0.9 billion and $1.3 billion, respectively. Approximately $700 million and $950 million was held by our foreign entities as of December 31, 2016 and 2015, respectively. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within "Settlement assets," were $1.2 billion as of December 31, 2016 and 2015, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2016, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2016, 2015 and 2014, cash provided by operating activities was $1,041.9 million, $1,071.1 million and $1,045.9 million, respectively. Cash provided by operating activities is impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors. For the year ended December 31, 2017, we expect that cash provided by operating activities will be negatively impacted by approximately $600 million of payments related to the Joint Settlement Agreements and could be negatively impacted by $100 million of anticipated tax payments relating to the IRS Agreement. Additionally, we expect to incur significant additional costs during the year ending December 31, 2017 related to a business transformation initiative that will negatively impact cash provided by operating activities.

Financing Resources

As of December 31, 2016, we had the following outstanding borrowings (in millions):

Notes:
2.875% notes due 2017 (a)	$500.0
3.650% notes (effective rate of 4.4%) due 2018	400.0
3.350% notes due 2019 (a)	250.0
5.253% notes due 2020 (a)	324.9
6.200% notes due 2036 (a)	500.0
6.200% notes due 2040 (a)	250.0
Term Loan Facility borrowings (effective rate of 2.2%) (b)	575.0
Total borrowings at par value	2,799.9
Fair value hedge accounting adjustments, net (c)	4.4
Unamortized discount and debt issuance costs	(18.2)
Total borrowings at carrying value (d)	$2,786.1
____________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

(b)
Proceeds from our delayed draw term loan facility, cash, including cash generated from operations, and proceeds from commercial paper borrowings were used to fund the October 2016 maturity of $1 billion of aggregate principal amount unsecured notes as discussed further below.

(c)
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

(d)	As of December 31, 2016, our weighted-average effective rate on total borrowings was approximately 4.2%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2016 and 2015, we had no commercial paper borrowings outstanding. During the years ended December 31, 2016, 2015, and 2014, the average commercial paper balance outstanding was $14.6 million, $27.0 million, and $13.3 million, respectively, and the maximum balance outstanding was $440.0 million, $440.0 million, and $200.0 million, respectively. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of December 31, 2016 and 2015, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Term Loan Facility

On April 11, 2016, we entered into a term loan agreement, which matures in April 2021, providing for an unsecured delayed draw term loan facility in an aggregate amount of $575 million (the "Term Loan Facility"). In October 2016, we borrowed $575 million under the Term Loan Facility and used the proceeds, in addition to cash, including cash generated from operations, and proceeds from commercial paper borrowings in October 2016 to repay our notes due in October 2016.

Generally, interest under the Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points. The interest rate margin percentage is based on certain of our credit ratings and will increase or decrease in the event of certain upgrades or downgrades in our credit ratings.

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

On September 29, 2006, we issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016 ("2016 Notes"). Interest on the 2016 Notes was payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.930%. In October 2016, these notes were repaid using proceeds from our Term Loan Facility, cash, including cash generated from operations, and proceeds from commercial paper borrowings.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity and the overall business.

Our Revolving Credit Facility and our Term Loan Facility contain interest rate margins which are determined based on certain of our credit ratings, and our Revolving Credit Facility also contains a facility fee that is based on our credit ratings. In addition, the interest rates payable on our 2017 Notes and 2019 Notes can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility and Term Loan Facility require us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income plus the sum of (a) interest expense; (b) income tax expense; (c) depreciation expense; (d) amortization expense; (e) any other non-cash deductions, losses or charges made in determining net income for such period; and (f) extraordinary losses or charges, minus extraordinary gains, in each case determined in accordance with United States generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 6:1 for the year ended December 31, 2016.

For the year ended December 31, 2016, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $229.8 million, $266.5 million and $179.0 million in 2016, 2015 and 2014, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the years ended December 31, 2016, 2015 and 2014, 24.8 million, 25.1 million and 29.3 million shares, respectively, were repurchased for $481.3 million, $500.0 million and $488.1 million, respectively, excluding commissions, at an average cost of $19.41, $19.96 and $16.63 per share, respectively. As of December 31, 2016, $230.5 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2017.

On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019.

Our Board of Directors declared quarterly cash dividends of $0.16 per common share in all four quarters of 2016, representing $312.2 million in total dividends. Our Board of Directors declared quarterly cash dividends of $0.155 per common share in all four quarters of 2015 and $0.125 per common share in all four quarters of 2014, representing $316.5 million and $265.2 million, respectively, in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 9, 2017, the Board of Directors declared a quarterly cash dividend of $0.175 per common share payable on March 31, 2017.

Debt Service Requirements

Our 2017 and future debt service requirements will include payments on all outstanding indebtedness including any borrowings under our commercial paper program. In December 2017, our 2017 Notes of $500.0 million will mature. We plan to fund this maturity by refinancing this debt before the notes come due. We expect to issue additional debt in 2017 for general corporate purposes and working capital needs, including amounts to be paid pursuant to the Joint Settlement Agreements.

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

Pension Plan

We have a frozen defined benefit pension plan ("Plan"), for which we had a recorded unfunded pension obligation of $26.4 million and $69.3 million as of December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, we made contributions of $38.1 million and $6.7 million, respectively, to the Plan. We are not required to make any contributions to the Plan in 2017.

Our most recent measurement date for our pension plan was December 31, 2016. The calculation of the funded status and net periodic benefit cost is dependent upon three primary assumptions: 1) expected long-term return on plan assets; 2) discount rate; and 3) life expectancy trends.

The expected long-term return on plan assets is 6.75% for 2017. As of our December 31, 2016 measurement date, pension plan target allocations were approximately 60% in debt securities, 20% in equity investments, and 20% in alternative investment strategies (e.g. hedge funds, royalty rights, and private equity funds). Hedge fund strategy types include, but are not limited to: equity long-short, commodities/currencies, relative value, event driven, and multi-strategy. The Plan holds interest rate derivative contracts directly, including interest rate futures that are based on United States Treasury bond rates. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan's exposure to interest rate volatility and to provide an additional source of return. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 3.40% and 3.52% as of December 31, 2016 and 2015, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

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

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$3,967.6	$613.0	$878.6	$978.4	$1,497.6
Joint Settlement Agreements (b)	591.0	591.0	—	—	—
IRS Agreement and related state tax payments (c)	100.0	100.0	—	—	—
Unrecognized tax benefits (d)	374.5	—	—	—	—
Foreign currency and interest rate derivative contracts (e)	262.3	241.4	20.9	—	—
Other (f)	20.2	10.0	9.7	0.5	—
Other Contractual Obligations:
Purchase obligations (g)	110.8	61.6	41.1	7.0	1.1
Operating leases	120.3	40.8	50.3	16.7	12.5
Total	$5,546.7	$1,657.8	$1,000.6	$1,002.6	$1,511.2
____________

(a)
We have estimated our interest payments based on (i) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes and (ii) an estimate of future interest rates on our interest rate swap agreements based on projected LIBOR rates. However, we plan to refinance our notes maturing in 2017.

(b)
As a result of the Joint Settlement Agreements, as described in Part I, Item 3, Legal Proceedings, we will pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through our money transfer services and pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative costs.

(c)
In December 2011, we reached an agreement with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we have made cash payments to the IRS and various state tax authorities of $94.1 million as of December 31, 2016. We have estimated that we will make payments of approximately $100 million in 2017 (plus interest) to cover the remaining portion.

(d)
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(e)	Represents the liability position of our foreign currency and interest rate derivative contracts as of December 31, 2016, which will fluctuate based on market conditions.
(f)
This line item includes accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2016 and $10 million for the three-year estimated payments for a required independent compliance auditor in connection with our Deferred Prosecution Agreement with the DOJ, as described in Part I, Item 3, Legal Proceedings.

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

Other Commercial Commitments

We had approximately $165 million in outstanding letters of credit and bank guarantees as of December 31, 2016 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

However, no provision has been made for United States federal and state income taxes on certain of our outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.7 billion as of December 31, 2016, which we have reinvested and expect to continue to reinvest outside the United States indefinitely. Over the last several years, such earnings have been used to pay for our international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, we would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries which could result in a material impact to our financial condition, results of operations and cash flows in the period such distribution occurred. Determination of the amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.
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
Our tax contingency reserves for our uncertain tax positions, including those related to the Spin-off, as of December 31, 2016 were $365.1 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations and cash flows.

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
While we expect that our derivative instruments that currently qualify for hedge accounting will continue to meet the conditions for hedge accounting, if hedges do not qualify for hedge accounting, the changes in the fair value of the derivatives used as hedges would be reflected in earnings which could have a significant impact on our reported results. As of December 31, 2016, the cumulative pre-tax unrealized gains classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $28.9 million. As of December 31, 2016, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $4.4 million gain.

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
Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset. If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2016 was $664.2 million. During the years ended December 31, 2016, 2015 and 2014 we recorded immaterial impairments related to other intangible assets.

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
The carrying value of goodwill as of December 31, 2016 was $3,162.0 million which represented approximately 34% of our consolidated assets. As of December 31, 2016, goodwill of $1,950.1 million and $996.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively. The remaining $215.9 million resides in multiple reporting units which are included in either our Consumer-to-Business segment or Other. For the reporting units that comprise Consumer-to-Consumer, Consumer-to-Business, and Other, the fair value of the businesses greatly exceed their carrying amounts.
The fair value of the Business Solutions reporting unit is sensitive to changes in projections for revenue growth rates and EBITDA margins, as well as changes in United States and foreign income tax rates, which impact the value of our cash flow management and liquidity strategies facilitated through the Business Solutions reporting unit. A decline in estimated fair value of our Business Solutions reporting unit of approximately 15% could occur before triggering an impairment of goodwill.
The estimated fair value of the Business Solutions reporting unit includes value derived from strategies to optimize United States cash flow management and global liquidity by utilizing international cash balances (including balances generated by other operating segments) to initially fund global principal payouts for Business Solutions transactions initiated in the United States ("Cash Management Strategies") that would also be available to certain market participants. These Cash Management Strategies represent approximately 10% of the total fair value of the Business Solutions reporting unit as of the testing date. The estimated fair value of the Business Solutions reporting unit decreased compared to the prior year primarily due to a decrease in the valuation of the Cash Management Strategies. This decrease is primarily related to expectations of an increased likelihood of United States tax reform that could reduce corporate income tax rates and change how earnings generated outside of the United States are taxed. Depending on the nature and scope of such potential tax reform, the Cash Management Strategies could lose some or all of their value in a future period.

Our current expectation is for Business Solutions to average mid single digit annual revenue growth over the 10-year forecast period, driven by continued growth in global trade and increases in market share. EBITDA margins are highly dependent on revenue growth. Our ability to achieve the projected revenue growth may be affected by, amongst other factors, (a) pricing and product competition from direct competitors, banks and new market entrants; (b) our success and speed to market in developing new products; (c) the foreign exchange impact from revenues generated in currencies other than the United States dollar; (d) increased regulatory compliance requirements; (e) our ability to enter relationships with partners that can accelerate our time to market; (f) failure of long-term import growth rates returning to historic levels; (g) our ability to continue to maintain our payment network and bank account infrastructure; and (h) foreign currency volatility impacts on customer activity. Based on assumptions used within the Business Solutions reporting unit valuation and assuming there is no further reduction in the valuation of the Cash Management Strategies, we believe a decrease of 60 basis points in the ten-year compound annual growth rate of revenue (also reflecting the assumed impact such a reduction would have on EBITDA margins) would result in a reduction in the fair value of the Business Solutions reporting unit of approximately $275 million. Such a reduction would result in the fair value approximating the carrying value of the reporting unit.

We did not record any goodwill impairments during the three years ended December 31, 2016.
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

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the majority of our agents in United States dollars or euros, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

As of both December 31, 2016 and 2015, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million, respectively, based on our forecast of unhedged exposure to foreign currency at those dates. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value as of December 31, 2016 of $2.4 billion. Approximately $1.6 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of December 31, 2016, a total of $975.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR. Additionally, interest on $575 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points, and borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of December 31, 2016, our weighted-average effective rate on total borrowings was approximately 4.2%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $16 million and $10 million annually based on borrowings, net of the impact of hedges, on December 31, 2016 and 2015, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2016 and 2015 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to annual pre-tax income of approximately $16 million and $19 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to credit risk directly from consumer transactions, particularly through our electronic channels, where transactions are originated through means other than cash and therefore are subject to "chargebacks," insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our money transfer business.

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

Management assessed the effectiveness of Western Union's internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company's management concluded that as of December 31, 2016, the Company's internal control over financial reporting is effective. Western Union's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, Western Union's independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited The Western Union Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Western Union Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Western Union Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Western Union Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2016 and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have audited the accompanying consolidated balance sheets of The Western Union Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Western Union Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Western Union Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 22, 2017

THE WESTERN UNION COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Transaction fees	$3,795.1	$3,915.6	$4,083.6
Foreign exchange revenues	1,490.2	1,436.2	1,386.3
Other revenues	137.6	131.9	137.3
Total revenues	5,422.9	5,483.7	5,607.2
Expenses:
Cost of services	3,270.0	3,199.4	3,297.4
Selling, general and administrative	1,669.2	1,174.9	1,169.3
Total expenses*	4,939.2	4,374.3	4,466.7
Operating income	483.7	1,109.4	1,140.5
Other income/(expense):
Interest income	3.5	10.9	11.5
Interest expense	(152.5)	(167.9)	(176.6)
Derivative gains/(losses), net	4.5	1.2	(2.2)
Other income/(expense), net	2.5	(11.8)	(5.0)
Total other expense, net	(142.0)	(167.6)	(172.3)
Income before income taxes	341.7	941.8	968.2
Provision for income taxes	88.5	104.0	115.8
Net income	$253.2	$837.8	$852.4
Earnings per share:
Basic	$0.52	$1.63	$1.60
Diluted	$0.51	$1.62	$1.59
Weighted-average shares outstanding:
Basic	490.2	512.6	533.4
Diluted	493.5	516.7	536.8
Cash dividends declared per common share	$0.64	$0.62	$0.50
____________________
* As further described in Note 6, total expenses include amounts for related parties of $68.0 million, $65.5 million and $70.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$253.2	$837.8	$852.4
Other comprehensive income/(loss), net of tax (Note 13):
Unrealized gains/(losses) on investment securities	(11.6)	(1.1)	4.8
Unrealized gains/(losses) on hedging activities	(7.6)	(7.2)	81.6
Foreign currency translation adjustments	(4.7)	(16.8)	(27.6)
Defined benefit pension plan adjustments	5.0	0.1	(8.7)
Total other comprehensive income/(loss)	(18.9)	(25.0)	50.1
Comprehensive income	$234.3	$812.8	$902.5

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$877.5	$1,315.9
Settlement assets	3,749.1	3,308.7
Property and equipment, net of accumulated depreciation of $600.0 and $538.2, respectively	220.5	231.8
Goodwill	3,162.0	3,163.8
Other intangible assets, net of accumulated amortization of $958.2 and $884.4, respectively	664.2	705.0
Other assets (Note 2)	746.3	724.0
Total assets	$9,419.6	$9,449.2
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities (Note 5)	$1,129.6	$606.6
Settlement obligations	3,749.1	3,308.7
Income taxes payable	407.3	211.5
Deferred tax liability, net	85.9	272.6
Borrowings (Note 2)	2,786.1	3,215.9
Other liabilities	359.4	429.0
Total liabilities	8,517.4	8,044.3

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 481.5 shares and 502.4 shares issued and outstanding as of December 31, 2016 and 2015, respectively	4.8	5.0
Capital surplus	640.9	566.5
Retained earnings	419.3	977.3
Accumulated other comprehensive loss	(162.8)	(143.9)
Total stockholders' equity	902.2	1,404.9
Total liabilities and stockholders' equity	$9,419.6	$9,449.2

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$253.2	$837.8	$852.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74.2	67.7	66.6
Amortization	189.0	202.5	205.3
Deferred income tax benefit (Note 10)	(174.2)	(39.9)	(26.8)
Other non-cash items, net	98.3	63.7	49.5
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(71.4)	(107.4)	(31.1)
Accounts payable and accrued liabilities (Note 5)	522.8	14.2	(29.4)
Income taxes payable (Note 10)	190.9	47.1	(39.3)
Other liabilities	(40.9)	(14.6)	(1.3)
Net cash provided by operating activities	1,041.9	1,071.1	1,045.9
Cash flows from investing activities
Capitalization of contract costs	(107.3)	(122.8)	(73.1)
Capitalization of purchased and developed software	(53.7)	(49.3)	(38.1)
Purchases of property and equipment	(68.8)	(94.4)	(67.8)
Proceeds from sale of available-for-sale non-settlement related investments	—	—	100.2
Purchases of non-settlement related investments and other	(64.7)	(110.9)	—
Proceeds from maturity of non-settlement related investments and other	53.2	100.3	—
Purchases of held-to-maturity non-settlement related investments	(39.7)	(9.3)	—
Proceeds from held-to-maturity non-settlement related investments	9.9	—	—
Acquisition of businesses, net (Note 4)	—	—	(10.6)
Net cash used in investing activities	(271.1)	(286.4)	(89.4)
Cash flows from financing activities
Cash dividends paid	(312.2)	(316.5)	(265.2)
Common stock repurchased (Note 13)	(501.6)	(511.3)	(495.4)
Proceeds from issuance of borrowings	575.0	—	—
Principal payments on borrowings	(1,005.4)	(500.0)	(500.0)
Proceeds from exercise of options and other	35.0	75.8	14.2
Net cash used in financing activities	(1,209.2)	(1,252.0)	(1,246.4)
Net change in cash and cash equivalents	(438.4)	(467.3)	(289.9)
Cash and cash equivalents at beginning of year	1,315.9	1,783.2	2,073.1
Cash and cash equivalents at end of year	$877.5	$1,315.9	$1,783.2
Supplemental cash flow information:
Interest paid	$159.0	$161.8	$170.8
Income taxes paid	$68.4	$92.8	$179.4

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Balance, December 31, 2013	548.8	$5.5	$390.9	$877.3	$(169.0)	$1,104.7
Net income	—	—	—	852.4	—	852.4
Stock-based compensation	—	—	39.7	—	—	39.7
Common stock dividends	—	—	—	(265.2)	—	(265.2)
Repurchase and retirement of common shares	(29.8)	(0.3)	—	(495.8)	—	(496.1)
Shares issued under stock-based compensation plans	2.5	—	14.8	—	—	14.8
Unrealized gains on investment securities, net of tax	—	—	—	—	4.8	4.8
Unrealized gains on hedging activities, net of tax	—	—	—	—	81.6	81.6
Foreign currency translation adjustments, net of tax	—	—	—	—	(27.6)	(27.6)
Defined benefit pension plan adjustments, net of tax	—	—	—	—	(8.7)	(8.7)
Balance, December 31, 2014	521.5	5.2	445.4	968.7	(118.9)	1,300.4
Net income	—	—	—	837.8	—	837.8
Stock-based compensation	—	—	42.2	—	—	42.2
Common stock dividends	—	—	—	(316.5)	—	(316.5)
Repurchase and retirement of common shares	(25.7)	(0.3)	—	(512.7)	—	(513.0)
Shares issued under stock-based compensation plans	6.6	0.1	78.9	—	—	79.0
Unrealized losses on investment securities, net of tax	—	—	—	—	(1.1)	(1.1)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(7.2)	(7.2)
Foreign currency translation adjustments, net of tax	—	—	—	—	(16.8)	(16.8)
Defined benefit pension plan adjustments, net of tax	—	—	—	—	0.1	0.1
Balance, December 31, 2015	502.4	5.0	566.5	977.3	(143.9)	1,404.9
Net income	—	—	—	253.2	—	253.2
Stock-based compensation	—	—	41.8	—	—	41.8
Common stock dividends	—	—	—	(312.2)	—	(312.2)
Repurchase and retirement of common shares	(25.8)	(0.2)	—	(499.0)	—	(499.2)
Shares issued under stock-based compensation plans	4.9	—	32.6	—	—	32.6
Unrealized losses on investment securities, net of tax	—	—	—	—	(11.6)	(11.6)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(7.6)	(7.6)
Foreign currency translation adjustments, net of tax	—	—	—	—	(4.7)	(4.7)
Defined benefit pension plan adjustments, net of tax	—	—	—	—	5.0	5.0
Balance, December 31, 2016	481.5	$4.8	$640.9	$419.3	$(162.8)	$902.2

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Basis of Presentation

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

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. The significant majority of the segment's revenue was generated in the United States during all periods presented, with the remainder primarily generated in Argentina.

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2016, the amount of these net asset limitations totaled approximately $320 million.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Principles of Consolidation

The Company consolidates financial results when it has a controlling financial interest in a subsidiary via voting rights or when it has both the power to direct the activities of an entity that most significantly impact the entity's economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the entity. The Company utilizes the equity method of accounting when it is able to exercise significant influence over the entity's operations, which generally occurs when the Company has an ownership interest of between 20% and 50% in an entity.

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

For the years ended December 31, 2016, 2015 and 2014, there were 3.4 million, 6.0 million and 15.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Basic weighted-average shares outstanding	490.2	512.6	533.4
Common stock equivalents	3.3	4.1	3.4
Diluted weighted-average shares outstanding	493.5	516.7	536.8

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

Carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. Available-for-sale investment securities and derivative financial instruments are carried at fair value and included in Note 8. Fixed rate notes are carried at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 14. The fair values of fixed rate notes are disclosed in Note 8 and are based on market quotations. The Company's investments in foreign corporate debt securities are classified as held-to-maturity securities. The fair values of the foreign corporate debt securities are disclosed in Note 8 and are based on market quotations.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, consumer chargebacks and insufficient funds, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $55.4 million and $41.1 million as of December 31, 2016 and 2015, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2016, 2015, and 2014, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $63.9 million, $60.3 million and $50.7 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2016	2015
Settlement assets:
Cash and cash equivalents	$1,190.0	$1,075.7
Receivables from selling agents and Business Solutions customers	1,327.3	1,070.4
Investment securities	1,231.8	1,162.6
	$3,749.1	$3,308.7
Settlement obligations:
Money transfer, money order and payment service payables	$2,598.2	$2,428.5
Payables to agents	1,150.9	880.2
	$3,749.1	$3,308.7

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

Property and equipment consisted of the following (in millions):

	December 31,
	2016	2015
Equipment	$585.5	$529.8
Buildings	88.3	87.3
Leasehold improvements	84.3	83.3
Furniture and fixtures	40.4	39.6
Land and improvements	17.0	17.0
Projects in process	5.0	13.0
Total property and equipment, gross	820.5	770.0
Less accumulated depreciation	(600.0)	(538.2)
Property and equipment, net	$220.5	$231.8

Amounts charged to expense for depreciation of property and equipment were $74.2 million, $67.7 million and $66.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. The Company's annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2016, 2015 and 2014.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), acquired contracts and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income is amortization expense of $189.0 million, $202.5 million and $205.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table provides the components of other intangible assets (in millions):

	December 31, 2016			December 31, 2015
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization
Acquired contracts	11.5	$599.6	$264.4	$624.4	$316.6
Capitalized contract costs	6.2	559.2	294.0	541.2	290.4
Internal use software	3.2	371.3	56.4	338.1	53.8
Acquired trademarks	24.5	34.2	18.5	34.7	20.2
Projects in process	3.0	30.6	30.6	23.5	23.5
Other intangibles	4.1	27.5	0.3	27.5	0.5
Total other intangible assets	7.8	$1,622.4	$664.2	$1,589.4	$705.0

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2016 is expected to be $182.4 million in 2017, $148.3 million in 2018, $110.6 million in 2019, $79.4 million in 2020, $63.0 million in 2021 and $80.5 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2016, 2015 and 2014.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

The Company's revenues are primarily derived from transaction fees and foreign exchange revenues paid by consumers to transfer money. These revenues vary by transaction based upon send and receive locations, the principal amount sent, speed of service, whether the transaction involves different send and receive currencies and the difference between the exchange rate set by the Company to the consumer and the rate available in the wholesale foreign exchange market, as applicable. Transaction fees and foreign exchange revenues are recorded as revenue at the time a transaction is initiated. The Company also offers several other payments services, including payments from consumers or businesses to other businesses for which revenue is impacted by these same factors.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2016, 2015 and 2014 were $151.1 million, $166.3 million and $162.7 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The details of each designated hedging relationship are formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, how effectiveness is being assessed, and how ineffectiveness, if any, will be measured. The derivative must be highly effective in offsetting the changes in cash flows or fair value of the hedged item, and effectiveness is evaluated quarterly on a retrospective and prospective basis.

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

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award, with an estimate of forfeitures. Refer to Note 16 for additional discussion regarding details of the Company's stock-based compensation plans.

Severance and Other Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and other costs are generally recognized when the liability is incurred. The Company also evaluates impairment issues associated with restructuring and other activities when the carrying amount of the related assets may not be fully recoverable, in accordance with the appropriate accounting guidance.

New Accounting Pronouncements

On January 1, 2016, the Company adopted an accounting pronouncement that requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt, with adoption retrospective for periods previously presented. The adoption of this standard resulted in a reduction of $9.7 million to the "Other assets" and "Borrowings" lines within the Consolidated Balance Sheet as of December 31, 2015.

In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers, which the Company is required to adopt on January 1, 2018. This new standard, along with subsequent amendments, provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Management believes that the adoption of this standard will not have a material impact on the Company's financial position and results of operations and expects to adopt the standard using the modified retrospective approach, with the cumulative effect of adoption included in retained earnings as of January 1, 2018. Management continues to assess the new disclosure requirements of the standard and is enhancing its systems and processes to comply with the new disclosure requirements, but does not expect significant reporting system changes to be required.

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

In March 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding share-based payments to employees. This new standard requires that all excess tax benefits and tax deficiencies be recognized as income tax expense (benefit) in the income statement and that excess tax benefits be included as an operating activity for the cash flow statement. While this new standard also allows entities to either estimate share-based awards that are expected to vest or account for forfeitures as they occur, the Company intends to continue its current practice of estimating forfeitures when calculating compensation expense. Furthermore, the new standard also changes the tax withholding threshold for awards to qualify for accounting in equity. However, as all of the Company's awards have qualified for equity accounting, such change is not expected to impact the Company’s current practices related to the accounting for share-based payments. The Company is required to adopt the new standard on January 1, 2017. Management believes that the adoption of this standard will not have a material impact on the Company’s financial position, results of operations, cash flows, and related disclosures.

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

In January 2017, the Financial Accounting Standards Board issued a new accounting pronouncement to simplify the method of measuring a goodwill impairment charge in the event a reporting unit’s carrying amount exceeds its fair value. In those circumstances, the new standard requires the Company to recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. While management cannot predict if or when such an impairment charge may occur, or the amount of any potential impairment, management believes that this standard could result in lower impairment charges for the Company. The Company is required to adopt the new standard on January 1, 2020, with early adoption permitted. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position and results of operations.

3.  Business Transformation and Productivity and Cost-Savings Initiatives Expenses

During the year ended December 31, 2016, the Company incurred $20.3 million of expenses related to a business transformation initiative, referred to as the WU Way. The significant majority of these expenses relate to consulting service fees. During the year ended December 31, 2016, the Company made cash payments of $7.4 million related to the business transformation initiative.

During the years ended December 31, 2015 and 2014, the Company implemented initiatives to improve productivity and reduce costs. A significant majority of the productivity and cost-savings initiatives costs relate to severance and related expenses, including termination benefits received by certain of the Company's former executives. During the years ended December 31, 2015 and 2014, the Company incurred $11.1 million, and $30.3 million, respectively, of expenses related to productivity and cost-savings initiatives. During the years ended December 31, 2016, 2015 and 2014, the Company made cash payments of $12.7 million, $30.0 million and $42.9 million, respectively, related to productivity and cost-savings initiatives.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the above expenses related to business transformation and productivity and cost-savings initiatives as reflected in the Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2016	2015	2014
	Business Transformation	Productivity and Cost-Savings Initiatives
Cost of services	$2.5	$1.0	$11.6
Selling, general and administrative	17.8	10.1	18.7
Total expenses, pre-tax	$20.3	$11.1	$30.3
Total expenses, net of tax	$12.9	$7.2	$20.2

Business transformation expenses have not been allocated to the Company's segments disclosed in Note 17. While certain of these items are identifiable to the Company's segments, these expenses have been excluded from the measurement of segment operating income provided to the chief operating decision maker ("CODM") for purposes of assessing segment performance and decision making with respect to resource allocation.

The following table summarizes the productivity and cost-savings expenses incurred by reportable segment (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
2015 expenses	$7.6	$1.5	$1.8	$0.2	$11.1
2014 expenses	15.7	6.7	7.3	0.6	30.3

As of December 31, 2016, amounts remaining to be paid related to the business transformation initiative were $12.9 million. As of December 31, 2016 and 2015, amounts remaining to be paid related to productivity and cost-savings initiatives were $2.0 million and $14.7 million, respectively.

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

The following table presents changes to goodwill for the years ended December 31, 2016 and 2015 (in millions):

	Consumer-to-Consumer	Consumer-to-Business	Business Solutions	Other	Total
January 1, 2015 balance	$1,950.1	$209.7	$996.0	$13.4	$3,169.2
Currency translation	—	(5.2)	—	(0.2)	(5.4)
December 31, 2015 balance	$1,950.1	$204.5	$996.0	$13.2	$3,163.8
Currency translation	—	(1.7)	—	(0.1)	(1.8)
December 31, 2016 balance	$1,950.1	$202.8	$996.0	$13.1	$3,162.0

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $165 million in outstanding letters of credit and bank guarantees as of December 31, 2016 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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
United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements

In late November 2016, the Company entered into discussions with the United States Department of Justice (the “DOJ”), the United States Attorney's Office for the Central District of California ("USAO-CDCA"), the United States Attorney’s Office for the Eastern District of Pennsylvania ("USAO-EDPA"), the United States Attorney’s Office for the Middle District of Pennsylvania ("USAO-MDPA"), and the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) to resolve the investigations by the USAO-CDCA, USAO-EDPA, USAO-MDPA, and USAO-SDFL (collectively, the “USAOs”) (collectively, the “USAO Investigations”). On January 19, 2017, the Company announced that it, or its subsidiary Western Union Financial Services, Inc. (“WUFSI”), had entered into (1) a Deferred Prosecution Agreement (the “DPA”) with the DOJ and the USAOs; (2) a Stipulated Order for Permanent Injunction and Final Judgment (the “Consent Order”) with the United States Federal Trade Commission (“FTC”); and (3) a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), to resolve the respective investigations of those agencies. The DOJ and FTC investigations are described below. FinCEN provided notice to the Company dated December 16, 2016 of its investigation regarding possible violations of the United States Bank Secrecy Act. On January 31, 2017, the Company entered into an assurance of discontinuance/assurance of voluntary compliance (the “State AG Agreement”) with the attorneys general of 49 U.S. states and the District of Columbia named therein (the “State Attorneys General”) to resolve the State Attorneys General investigations described below. The DPA, Consent Order, FinCEN Agreement, and State AG Agreement are collectively referred to herein as the “Joint Settlement Agreements.”

Pursuant to the DPA, the USAOs filed a two-count criminal information in the United States District Court for the Middle District of Pennsylvania, charging the Company with aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering program. The USAOs agreed that if the Company fully complies with all of its obligations under the DPA, the USAOs will, at the conclusion of the DPA’s term, seek dismissal with prejudice of the criminal information filed against the Company.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the Joint Settlement Agreements, the Company is required, among other things, to (1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”), (2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs, and (3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also sets forth a civil penalty of $184 million, the full amount of which is deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC is required under the Joint Settlement Agreements. The Compensation Payment has been included in "Accounts payable and accrued liabilities" in the Company's Consolidated Balance Sheet as of December 31, 2016 and will be paid within 90 business days following the date of the DPA.

The Joint Settlement Agreements also require the Company to adopt certain new or enhanced practices with respect to its compliance program relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. The changes in the Company’s compliance program required by the Joint Settlement Agreements will have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company could also face actions from other regulators as a result of the Joint Settlement Agreements. In addition, if the Company fails to comply with the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

United States Department of Justice Investigations

As described above, the following USAO Investigations were resolved pursuant to the Joint Settlement Agreements.

On March 20, 2012, the Company was served with a federal grand jury subpoena issued by the USAO-CDCA seeking documents relating to Shen Zhou International ("US Shen Zhou"), a former Western Union agent located in Monterey Park, California. The principal of US Shen Zhou was indicted in 2010 and in December 2013, pled guilty to one count of structuring international money transfers in violation of United States federal law in U.S. v. Zhi He Wang (SA CR 10-196, C.D. Cal.). Concurrent with the government's service of the subpoena, the government notified the Company that it was a target of an ongoing investigation into structuring and money laundering. After March 20, 2012, the Company received additional subpoenas from the USAO-CDCA seeking additional documents relating to US Shen Zhou, materials relating to certain other former and current agents and other materials relating to the Company's anti-money laundering ("AML") compliance policies and procedures. The government interviewed several current and former Western Union employees and served grand jury subpoenas seeking testimony from several current and former employees.

In March 2012, the Company was served with a federal grand jury subpoena issued by the USAO-EDPA seeking documents relating to Hong Fai General Contractor Corp. (formerly known as Yong General Construction) ("Hong Fai"), a former Western Union agent located in Philadelphia, Pennsylvania. After March 2012, the Company received additional subpoenas from the USAO-EDPA seeking additional documents relating to Hong Fai. The government also interviewed several current and former Western Union employees. In March 2016, the government filed a criminal complaint against the principal of Hong Fai General Contractor Corp. and in June 2016, he pled guilty to one count of mail fraud, two counts of transporting illegal aliens and one count of tax evasion in violation of United States federal law in U.S. v. Yong Quan Zheng (2:16-cr-00212-AB E. D. Pa.).

On November 25, 2013, the Company was served with a federal grand jury subpoena issued by the USAO-MDPA seeking documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2008. Concurrent with the government's service of the subpoena, the government notified the Company that it was the subject of the investigation. After November 25, 2013, the Company received additional subpoenas from the USAO-MDPA seeking documents relating to certain Western Union agents and Western Union’s agent suspension and termination policies. The government also interviewed several current and former employees and served grand jury subpoenas seeking testimony from several current and former employees. The government indicated that it believed Western Union failed to timely terminate or suspend certain Western Union agents who allegedly paid or forwarded thousands of fraud-induced transactions sent from the United States to various countries from at least 2008 to 2012.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 6, 2014, the Company was served with a federal grand jury subpoena issued by the USAO-SDFL seeking a variety of AML compliance materials, including documents relating to the Company’s AML, Bank Secrecy Act ("BSA"), Suspicious Activity Report ("SAR") and Currency Transaction Report procedures, transaction monitoring protocols, BSA and AML training programs and publications, AML compliance investigation reports, compliance-related agent termination files, SARs, BSA audits, BSA and AML-related management reports and AML compliance staffing levels. The subpoena also called for Board meeting minutes and organization charts. The period covered by the subpoena was January 1, 2007 to November 27, 2013. After March 6, 2014, the Company received seizure warrants and additional subpoenas from the USAO-SDFL seeking documents relating to certain Western Union agents in, and certain transactions to, specified countries. The government advised the Company that it was investigating concerns the Company was aware there were gaming transactions being sent to Panama, Nicaragua, Haiti, Philippines, Vietnam, the Dominican Republic, Peru, Antigua, the Bahamas, and Costa Rica and that the Company failed to take proper steps to stop the activity. The government also notified the Company that it was a target of the investigation. Further, the government interviewed several current and former Western Union employees.

Federal Trade Commission Investigation

As described above, the following FTC investigation was resolved pursuant to the Joint Settlement Agreements.

On December 12, 2012, the Company received a civil investigative demand from the FTC requesting that the Company produce (i) all documents relating to communications with the monitor (the "Monitor") appointed pursuant to the agreement and settlement (the "Southwest Border Agreement") WUFSI entered into with the State of Arizona on February 11, 2010, as amended, including information the Company provided to the Monitor and any reports prepared by the Monitor; and (ii) all documents relating to complaints made to the Company by consumers anywhere in the world relating to fraud-induced money transfers since January 1, 2011. From 2013 to 2015, the Company received additional civil investigative demands related to consumer fraud and the Company's anti-fraud programs. In the second quarter of 2016, the FTC advised the Company of its view that the Company violated Section 5 of the Federal Trade Commission Act and the Telemarketing Sales rule by failing to take timely, appropriate, and effective measures to mitigate fraud in the processing of money transfers sent by consumers. The Company engaged in discussions with the FTC seeking to reach an appropriate resolution of this matter. During these discussions, the FTC staff advised the Company that it believed that the Company was responsible for principal amounts of what it alleged to be hundreds of millions of dollars in fraud-induced money transfers, or a multiple thereof based on the FTC’s belief that fraud-induced money transfers are underreported by consumers, dating back to 2004. On January 19, 2017, the FTC filed a Complaint for Permanent Injunctive and Other Equitable Relief, alleging claims for unfair acts and practices under the Federal Trade Commission Act and for violations of the FTC Telemarketing Sales Rule. The Consent Order, filed simultaneously and entered by the court on January 20, 2017, resolves those claims.

State Attorneys General Investigations

As described above, the following investigation by the State Attorneys General was resolved pursuant to the Joint Settlement Agreements.

Beginning in 2011, Western Union received several civil investigative demands from the State Attorneys General in connection with an investigation into the adequacy of the Company's consumer protection efforts. The civil investigative demands sought information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company has received and the Company's procedures to help identify and prevent fraudulent transfers. The Company provided information and documents to the State Attorneys General. On January 31, 2017, the attorneys general for 49 U.S. states and the District of Columbia filed the State AG Agreement, in various forms, resolving any claims arising out of the investigation.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

State of Arizona Settlement Agreement

On February 11, 2010, Western Union Financial Services, Inc. ("WUFSI"), a subsidiary of the Company, signed the Southwest Border Agreement, which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with the State. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its anti-money laundering ("AML") compliance programs along the United States and Mexico border and a Monitor has been engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of primary and secondary recommendations related to WUFSI’s AML compliance programs, which WUFSI has implemented or is implementing, including programs related to the Company's Business Solutions segment.

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

WUFSI implemented all of the primary recommendations prior to October 31, 2015. On June 29, 2016, the Monitor notified WUFSI and the State that the Monitor had determined that (i) WUFSI had successfully implemented all of the primary recommendations, and (ii) WUFSI has implemented an effective AML compliance program along the United States and Mexico border. On July 27, 2016, the Monitor delivered its final report for the primary recommendations period and the Superior Court of Arizona in and for Maricopa County accepted the report. Accordingly, the State cannot pursue any remedies under the Southwest Border Agreement with respect to the primary recommendations.

The Amendment also provides until June 30, 2017 for implementation of the secondary recommendations, and provides a deadline of December 31, 2017 for the Monitor to issue a report evaluating implementation of the secondary recommendations. If the Monitor concludes in that report that WUFSI has not implemented an effective AML compliance program along the United States and Mexico border, the State cannot assert a willful and material breach of the Southwest Border Agreement but may require WUFSI to pay $25 million (the "Secondary Period Remedy"). There is no monetary penalty associated with secondary recommendations that were classified as such on the date of the Amendment or any new secondary recommendations that the Monitor makes after the date of the Amendment. There are currently 15 such secondary recommendations and groups of secondary recommendations.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective anti-money laundering compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the Southwest Border Monitor's efforts to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the Monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal anti-money laundering laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the Bank Secrecy Act and parallel anti-money laundering laws and regulations for a prolonged period of time, authorized and implemented anti-money laundering policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls. The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs may file an amended complaint that cures the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, eight of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and one of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1,

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016, defendants filed a reply brief in support of the motion to dismiss. On January 20, 2017, Plaintiffs filed a notice of new case developments with the Court, attaching the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above.

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

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

On January 26, 2017, Martin Herman filed a purported class action complaint in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company, asserting claims under sections 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 against all defendants and a claim under section 20(a) of the Exchange Act against the individual defendants. The complaint alleges that, during the purported class period, February 24, 2012 through January 19, 2017, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the effectiveness of the Company’s fraud prevention program and the program’s compliance with applicable law and best practices; (2) the development and enhancement of the Company’s global compliance policies and anti-money laundering program; and (3) the Company’s compliance with regulatory requirements. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

On February 22, 2017, Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust filed a purported class action complaint in the United States District Court for the District of Colorado. The defendants, class period, claims and bases are the same as those in the purported class action complaint filed by Martin Herman described above. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged €17.5 million ($18.4 million based on the December 31, 2016 exchange rate) in victim losses that cannot be repaid by any of the criminal defendants who are convicted. The Company expects that WUPSIL will be required to guarantee or provide security for up to approximately €23.5 million ($24.7 million) to cover the alleged victim losses plus potential interest and other costs. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter. However, based on the amounts alleged, the range of loss could be up to approximately €23.5 million ($24.7 million).

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the years ended December 31, 2016, 2015 and 2014 totaled $68.0 million, $65.5 million and $70.2 million, respectively.

7. Investment Securities

Investment securities included in "Settlement assets" in the Company's Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2050. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.

The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2016, 2015 and 2014 were $4.4 billion, $8.7 billion and $17.7 billion, respectively. The decline in proceeds from the sale and maturity of available-for-sale securities for the year ended December 31, 2016 compared to the prior periods was primarily due to reduced sales of variable rate demand note securities.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of investment securities are as follows (in millions):

December 31, 2016	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,008.5	$1,002.4	$5.0	$(11.1)	$(6.1)
State and municipal variable rate demand notes	203.4	203.4	—	—	—
Corporate and other debt securities	26.0	26.0	—	—	—
	1,237.9	1,231.8	5.0	(11.1)	(6.1)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	36.2	36.2	0.1	(0.1)	—
	$1,274.1	$1,268.0	$5.1	$(11.2)	$(6.1)

December 31, 2015	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,040.3	$1,052.5	$14.2	$(2.0)	$12.2
State and municipal variable rate demand notes	42.9	42.9	—	—	—
Corporate and other debt securities	67.3	67.2	—	(0.1)	(0.1)
	1,150.5	1,162.6	14.2	(2.1)	12.1
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	9.3	9.3	—	—	—
	$1,159.8	$1,171.9	$14.2	$(2.1)	$12.1
____________

(a) The majority of these securities are fixed rate instruments.
There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2016 and 2015.

The following summarizes the contractual maturities of settlement-related debt securities as of December 31, 2016 (in millions):

	Amortized Cost	Fair Value
Due within 1 year	$118.9	$119.1
Due after 1 year through 5 years	502.6	502.0
Due after 5 years through 10 years	286.7	285.8
Due after 10 years	329.7	324.9
	$1,237.9	$1,231.8

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $203.4 million are included in the "Due after 10 years" category, in the table above. The significant majority of the held-to-maturity foreign corporate debt securities are due within 1 year.

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

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2016	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,002.4	$—	$1,002.4
State and municipal variable rate demand notes	—	203.4	—	203.4
Corporate and other debt securities	—	26.0	—	26.0
Other assets:
Derivatives	—	365.6	—	365.6
Total assets	$—	$1,597.4	$—	$1,597.4
Liabilities:
Derivatives	$—	$262.3	$—	$262.3
Total liabilities	$—	$262.3	$—	$262.3

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2015	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,052.5	$—	$1,052.5
State and municipal variable rate demand notes	—	42.9	—	42.9
Corporate and other debt securities	—	67.2	—	67.2
Other assets:
Derivatives	—	396.3	—	396.3
Total assets	$—	$1,558.9	$—	$1,558.9
Liabilities:
Derivatives	$—	$283.7	$—	$283.7
Total liabilities	$—	$283.7	$—	$283.7

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No non-recurring fair value adjustments were recorded during the years ended December 31, 2016 and 2015.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 14. As of December 31, 2016, the carrying value and fair value of the Company's borrowings was $2,786.1 million and $2,888.7 million, respectively (see Note 15). As of December 31, 2015, the carrying value and fair value of the Company's borrowings was $3,215.9 million and $3,279.6 million, respectively.

The Company's investments in foreign corporate debt securities are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Consolidated Balance Sheets. As of December 31, 2016, the carrying value and fair value of the Company's foreign corporate debt securities was $36.2 million. As of December 31, 2015, the carrying value and fair value of the Company's foreign corporate debt securities was $9.3 million.

9.  Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2016	2015
Other assets:
Derivatives	$365.6	$396.3
Prepaid expenses	126.9	83.4
Amounts advanced to agents, net of discounts	58.0	57.1
Equity method investments	40.1	43.3
Other	155.7	143.9
Total other assets	$746.3	$724.0
Other liabilities:
Derivatives	$262.3	$283.7
Pension obligations	26.4	69.3
Other	70.7	76.0
Total other liabilities	$359.4	$429.0

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(546.4)	$(27.0)	$34.7
Foreign	888.1	968.8	933.5
	$341.7	$941.8	$968.2

For the years ended December 31, 2016, 2015 and 2014, 260%, 103% and 96% of the Company's pre-tax income was derived from foreign sources, respectively. The decrease in domestic pre-tax income for the year ended December 31, 2016 compared to 2015 was primarily due to $601 million of expenses as a result of the Joint Settlement Agreements, described further in Note 5.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Federal	$43.5	$33.2	$57.0
State and local	2.9	(1.0)	4.9
Foreign	42.1	71.8	53.9
	$88.5	$104.0	$115.8

No tax benefit was recorded in 2016 for the $586 million Compensation Payment resulting from the Joint Settlement Agreements. Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company's foreign operations. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, may be higher than the statutory tax rates in the United States.

The Company's effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	1.2%	0.4%	0.6%
Foreign rate differential, net of United States tax paid on foreign earnings (24.8%, 3.4% and 4.3%, respectively)	(50.8)%	(24.6)%	(24.0)%
Joint Settlement Agreements impact	62.1%	—%	—%
Lapse of statute of limitations	(11.3)%	(0.8)%	(0.9)%
Valuation allowances	(2.8)%	(0.9)%	2.5%
Other	(7.5)%	1.9%	(1.2)%
Effective tax rate	25.9%	11.0%	12.0%

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The increase in the Company's effective tax rate for the year ended December 31, 2016 compared to 2015 was primarily due to the tax-related effects of the Joint Settlement Agreements, and an increase in higher-taxed earnings (excluding the Joint Settlement Agreements) compared to lower-taxed foreign earnings, partially offset by the combined effects of various discrete items, including changes in tax contingency reserves. The decrease in the Company's effective tax rate for the year ended December 31, 2015 compared to 2014 is primarily due to various tax planning benefits, some of which are non-recurring, partially offset by changes in the composition of foreign earnings between higher taxed and lower taxed and the combined effects of various discrete items. The Company continues to benefit from a significant proportion of its profits being foreign-derived and generally taxed at lower rates than its combined federal and state tax rates in the United States. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
The Company's provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$186.2	$59.6	$76.1
State and local	13.1	5.4	4.7
Foreign	63.4	78.9	61.8
Total current taxes	262.7	143.9	142.6
Deferred:
Federal	(142.7)	(26.4)	(19.1)
State and local	(10.2)	(6.4)	0.2
Foreign	(21.3)	(7.1)	(7.9)
Total deferred taxes	(174.2)	(39.9)	(26.8)
	$88.5	$104.0	$115.8

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2016	2015
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$279.8	$87.1
Tax attribute carryovers	39.1	60.2
Pension obligations	11.1	26.5
Intangibles, property and equipment	9.7	7.9
Other	14.8	10.2
Valuation allowance	(22.0)	(33.2)
Total deferred tax assets	332.5	158.7
Deferred tax liabilities related to:
Intangibles, property and equipment	394.4	410.9
Other	14.3	12.5
Total deferred tax liabilities	408.7	423.4
Net deferred tax liability (a)	$76.2	$264.7
____________

(a)
As of December 31, 2016 and 2015, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions of $9.7 million and $7.9 million, respectively, are reflected in "Other assets" in the Consolidated Balance Sheets.

The valuation allowances are primarily the result of uncertainties regarding the Company's ability to recognize tax benefits associated with certain United States foreign tax credit carryforwards, certain foreign net operating losses, and certain foreign undistributed earnings. Such uncertainties include generating sufficient income, generating sufficient United States foreign tax credit limitation related to passive income, and demonstrating the ability to distribute certain foreign earnings. Changes in circumstances, or the identification and implementation of relevant tax planning strategies, could make it foreseeable that the Company will recover these deferred tax assets in the future, which could lead to a reversal of these valuation allowances and a reduction in income tax expense.
Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2016, the total amount of tax contingency reserves was $365.1 million, including accrued interest and penalties, net of related items. The Company's tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company's income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company's consolidated financial statements in future periods and could impact operating cash flows.

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

	2016	2015
Balance as of January 1,	$105.6	$93.4
Increase related to current period tax positions (a)	223.6	17.1
Increase related to prior period tax positions	71.7	7.7
Decrease related to prior period tax positions	(14.9)	(5.4)
Decrease due to lapse of applicable statute of limitations	(33.1)	(5.6)
Decrease due to effects of foreign currency exchange rates	(0.9)	(1.6)
Balance as of December 31,	$352.0	$105.6
____________

(a)	Includes recurring accruals for issues which initially arose in previous periods.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $343.3 million and $96.8 million as of December 31, 2016 and 2015, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Consolidated Balance Sheets. The Company recognized $(2.9) million, $1.9 million and $1.5 million in interest and penalties during the years ended December 31, 2016, 2015 and 2014, respectively. The Company has accrued $22.5 million and $17.0 million for the payment of interest and penalties as of December 31, 2016 and 2015, respectively.

The unrecognized tax benefits accrual as of December 31, 2016 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $34 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for 2005 and 2006. The Company's United States federal income tax returns since the Spin-off (other than 2010-2012) are also eligible to be examined.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of December 31, 2016. A substantial majority of these payments were made in the year ended December 31, 2012. The Company expects to pay the remaining amount in 2017. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. Discussions with the IRS concerning these adjustments are ongoing. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments and adjusted its reserves accordingly.

As of December 31, 2016, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.7 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans

Defined Contribution Plans

The Company administers several defined contribution plans in various countries globally, including The Western Union Company Incentive Savings Plan (the "401(k)"), which covers eligible employees on the United States payroll. Such plans have vesting and employer contribution provisions that vary by country. In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k). The aggregate amount charged to expense in connection with all of the above plans was $17.8 million, $18.0 million, and $17.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Defined Benefit Plan

The Company has a frozen defined benefit pension plan (the "Plan") and recognizes its funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in "Other liabilities" in the Consolidated Balance Sheets. Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 60% debt securities, 20% equity investments, and 20% alternative investments (e.g., hedge funds, royalty rights and private equity funds) and had a total fair value of $280.0 million and $276.7 million as of December 31, 2016 and 2015, respectively. The significant majority of plan assets fall within either Level 1 or Level 2 of the fair value hierarchy. The benefit obligation associated with the Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Plan was frozen in 1988. The benefit obligation was $306.4 million and $346.0 million and the discount rate assumption used in the measurement of this obligation was 3.40% and 3.52% as of December 31, 2016 and 2015, respectively. The Company’s unfunded pension obligation was $26.4 million and $69.3 million as of December 31, 2016 and 2015, respectively.

The net periodic benefit cost associated with the Plan was $3.3 million, $2.8 million, and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The expected long-term return on plan assets assumption is 6.75% for 2017. The Company made contributions of $38.1 million and $6.7 million to the Plan in the years ended December 31, 2016 and 2015, respectively. No funding to the Plan will be required for 2017. The estimated undiscounted future benefit payments are expected to be $33.2 million in 2017, $31.5 million in 2018, $29.8 million in 2019, $28.1 million in 2020, $26.3 million in 2021, and $106.6 million in 2022 through 2026.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Operating Lease Commitments

The Company leases certain real properties for use as customer service centers and administrative and sales offices. The Company also leases automobiles and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $46.2 million, $46.9 million and $54.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the minimum aggregate rental commitments under all non-cancelable operating leases were as follows (in millions):

Year Ending December 31,
2017	$40.8
2018	31.2
2019	19.1
2020	10.6
2021	6.1
Thereafter	12.5
Total future minimum lease payments	$120.3

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

	Year Ended December 31,
	2016	2015	2014
Unrealized gains on investment securities, beginning of period	$7.8	$8.9	$4.1
Unrealized gains/(losses)	(14.9)	0.4	15.5
Tax (expense)/benefit	5.4	(0.1)	(5.7)
Reclassification of gains into "Other revenues"	(3.3)	(2.2)	(7.8)
Reclassification of gains into "Interest income"	—	—	(0.2)
Tax expense related to reclassifications	1.2	0.8	3.0
Net unrealized gains/(losses) on investment securities	(11.6)	(1.1)	4.8
Unrealized gains/(losses) on investment securities, end of period	$(3.8)	$7.8	$8.9

Unrealized gains/(losses) on hedging activities, beginning of period	$41.4	$48.6	$(33.0)
Unrealized gains	34.3	70.8	84.0
Tax (expense)/benefit	1.0	(7.0)	(3.7)
Reclassification of gains into "Transaction fees"	(33.3)	(55.3)	(1.2)
Reclassification of gains into "Foreign exchange revenues"	(14.7)	(22.5)	(0.4)
Reclassification of losses into "Interest expense"	3.6	3.6	3.6
Tax expense/(benefit) related to reclassifications	1.5	3.2	(0.7)
Net unrealized gains/(losses) on hedging activities	(7.6)	(7.2)	81.6
Unrealized gains on hedging activities, end of period	$33.8	$41.4	$48.6

Foreign currency translation adjustments, beginning of period	$(66.0)	$(49.2)	$(21.6)
Foreign currency translation adjustments	(5.4)	(20.3)	(14.8)
Tax (expense)/benefit	0.7	3.5	(12.8)
Net foreign currency translation adjustments	(4.7)	(16.8)	(27.6)
Foreign currency translation adjustments, end of period	$(70.7)	$(66.0)	$(49.2)

Defined benefit pension plan adjustments, beginning of period	$(127.1)	$(127.2)	$(118.5)
Unrealized losses	(2.9)	(9.7)	(24.3)
Tax benefit	1.1	2.5	9.0
Reclassification of losses into "Cost of services"	10.7	11.4	10.4
Tax benefit related to reclassifications and other	(3.9)	(4.1)	(3.8)
Net defined benefit pension plan adjustments	5.0	0.1	(8.7)
Defined benefit pension plan adjustments, end of period	$(122.1)	$(127.1)	$(127.2)
Accumulated other comprehensive loss, end of period	$(162.8)	$(143.9)	$(118.9)

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2016, 2015 and 2014 were $312.2 million, $316.5 million and $265.2 million, respectively. Dividends per share declared quarterly by the Company's Board of Directors during the years ended 2016, 2015 and 2014 were as follows:

Year	Q1	Q2	Q3	Q4
2016	$0.16	$0.16	$0.16	$0.16
2015	$0.155	$0.155	$0.155	$0.155
2014	$0.125	$0.125	$0.125	$0.125

On February 9, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.175 per common share payable on March 31, 2017.

Share Repurchases

During the years ended December 31, 2016, 2015 and 2014, 24.8 million, 25.1 million and 29.3 million shares, respectively, have been repurchased for $481.3 million, $500.0 million and $488.1 million, respectively, excluding commissions, at an average cost of $19.41, $19.96 and $16.63 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of December 31, 2016, $230.5 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2017. The amounts included in the "Common stock repurchased" line in the Company's Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization, described earlier, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Derivatives
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2016, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains/(losses), net" within the Company's Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2016 were as follows (in millions):

Contracts designated as hedges:
Euro	$383.2
British pound	133.4
Canadian dollar	92.8
Australian dollar	46.3
Swiss franc	40.9
Other	84.1
Contracts not designated as hedges:
Euro	$248.8
British pound	55.4
Australian dollar	47.1
Mexican peso	40.8
Canadian dollar	40.5
Indian rupee	29.5
Other (a)	166.2
____________________

(a)	Comprised of exposures to 20 different currencies. None of these individual currency exposures is greater than $25 million.

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

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of December 31, 2016 was approximately $5.5 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of December 31, 2016 and 2015. Of this aggregate notional amount held at December 31, 2016, $500.0 million related to notes due in 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$6.7	$7.6	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	48.4	59.7	Other liabilities	1.2	2.4
Total		$55.1	$67.3		$1.2	$2.4
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$307.2	$326.1	Other liabilities	$258.3	$277.1
Foreign currency	Other assets	3.3	2.9	Other liabilities	2.8	4.2
Total		$310.5	$329.0		$261.1	$281.3
Total derivatives		$365.6	$396.3		$262.3	$283.7
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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2016 and December 31, 2015 (in millions):

Offsetting of Derivative Assets

December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$256.3	$—	$256.3	$(146.4)	$109.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.3
Total	$365.6

December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$224.3	$—	$224.3	$(119.2)	$105.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	172.0
Total	$396.3

Offsetting of Derivative Liabilities

December 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$152.6	$—	$152.6	$(146.4)	$6.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.7
Total	$262.3

December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$169.6	$—	$169.6	$(119.2)	$50.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	114.1
Total	$283.7

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2016, 2015, and 2014 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the years ended December 31, 2016, 2015, and 2014 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives					Gain/(Loss) Recognized in Income on Related Hedged Item (a)				Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount				Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		2016	2015	2014	Hedged Item		2016	2015	2014		2016	2015	2014
Interest rate contracts	Interest expense	$6.2	$15.2	$17.5	Fixed-rate debt	Interest expense	$3.2	$(2.3)	$(4.4)	Interest expense	$—	$0.8	$(0.7)
Total gain/(loss)		$6.2	$15.2	$17.5			$3.2	$(2.3)	$(4.4)		$—	$0.8	$(0.7)
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the years ended December 31, 2016, 2015, and 2014 (in millions):

	Gain/(Loss) Recognized			Gain/(Loss) Reclassified				Gain/(Loss) Recognized in Income on
	in OCI on Derivatives			from Accumulated OCI into Income				Derivatives (Ineffective Portion and Amount
	(Effective Portion)			(Effective Portion)				Excluded from Effectiveness Testing) (b)
	Amount			Income Statement Location	Amount			Income Statement Location	Amount
Derivatives	2016	2015	2014		2016	2015	2014		2016	2015	2014
Foreign currency contracts	$34.3	$70.8	$84.0	Revenue	$48.0	$77.8	$1.6	Derivative gains/(losses), net	$3.7	$(0.1)	$(4.4)
Interest rate contracts (c)	—	—	—	Interest expense	(3.6)	(3.6)	(3.6)	Interest expense	—	—	—
Total gain/(loss)	$34.3	$70.8	$84.0		$44.4	$74.2	$(2.0)		$3.7	$(0.1)	$(4.4)

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the years ended December 31, 2016, 2015, and 2014 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
Derivatives		2016	2015	2014
Foreign currency contracts (e)	Selling, general and administrative	$13.2	$35.9	$46.5
Foreign currency contracts (f)	Derivative gains/(losses), net	0.8	1.3	2.2
Total gain/(loss)		$14.0	$37.2	$48.7
 ____________________

(a)
The 2016 gain of $3.2 million was comprised of a loss in value on the debt of $6.2 million and amortization of hedge accounting adjustments of $9.4 million. The 2015 loss of $2.3 million was comprised of a loss in value on the debt of $16.0 million and amortization of hedge accounting adjustments of $13.7 million. The 2014 loss of $4.4 million was comprised of a loss in value on the debt of $16.8 million and amortization of hedge accounting adjustments of $12.4 million.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general, and administrative" in the Consolidated Statements of Income were $21.4 million, $36.1 million, and $51.8 million for the years ended 2016, 2015, and 2014, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax gain of $32.9 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2016. Approximately $3.3 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Consolidated Statements of Income within the next 12 months as of December 31, 2016. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2016	December 31, 2015
Notes:
5.930% notes due 2016 (a) (b)	$—	$1,000.0
2.875% notes due 2017 (a)	500.0	500.0
3.650% notes (effective rate of 4.4%) due 2018	400.0	400.0
3.350% notes due 2019 (a)	250.0	250.0
5.253% notes due 2020 (a)	324.9	324.9
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Term Loan Facility borrowings (effective rate of 2.2%) (b)	575.0	—
Other borrowings	—	5.5
Total borrowings at par value	2,799.9	3,230.4
Fair value hedge accounting adjustments, net (c)	4.4	7.6
Unamortized discount and debt issuance costs (d)	(18.2)	(22.1)
Total borrowings at carrying value (e)	$2,786.1	$3,215.9
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

(b)
Proceeds from the Company's delayed draw term loan facility, cash, including cash generated from operations, and proceeds from commercial paper borrowings were used to fund the October 2016 maturity of $1.0 billion of aggregate principal amount unsecured notes as discussed further below.

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

(e)	As of December 31, 2016, the Company’s weighted-average effective rate on total borrowings was approximately 4.2%.

The following summarizes the Company's maturities of borrowings at par value as of December 31, 2016 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	414.4
Due after 2 years through 3 years	278.8
Due after 3 years through 4 years	368.0
Due after 4 years through 5 years	488.7
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding notes, as described below, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility in excess of $150 million. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company had no commercial paper borrowings outstanding as of December 31, 2016 and 2015.

Term Loan Facility

On April 11, 2016, the Company entered into a term loan agreement, which matures in April 2021, providing for an unsecured delayed draw term loan facility in an aggregate amount of $575 million (the "Term Loan Facility"). In October 2016, the Company borrowed $575 million under the Term Loan Facility and used the proceeds, in addition to cash, including cash generated from operations, and proceeds from commercial paper borrowings in October 2016 to repay the Company's notes due in October 2016.

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

Generally, interest under the Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points. The interest rate margin percentage is based on certain of the Company's credit ratings, and will increase or decrease in the event of certain upgrades or downgrades in the Company's credit ratings.

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

As of December 31, 2016 and 2015, the Company had no outstanding borrowings under the Revolving Credit Facility.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On September 29, 2006, the Company issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016 ("2016 Notes"). Interest on the 2016 Notes was payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.930%. In October 2016, proceeds from the Term Loan Facility, proceeds from commercial paper borrowings, and cash, including cash generated from operations, were used to repay the 2016 Notes.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan and 2015 Long-Term Incentive Plan

The Western Union Company 2015 Long-Term Incentive Plan ("2015 LTIP"), approved on May 15, 2015, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards to employees and non-employee directors of the Company. Prior to this, equity-based awards were granted out of the 2006 Long-Term Incentive Plan ("2006 LTIP"). Shares available for grant under the 2015 LTIP were 30.5 million as of December 31, 2016.

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

The compensation committee of the Company's Board of Directors has granted the Company's executives and certain other key employees, excluding the Chief Executive Officer ("CEO"), long-term incentive awards under the 2015 LTIP and 2006 LTIP, which in 2016 consisted of 80% performance-based restricted stock unit awards and 20% restricted stock unit awards. The CEO received long-term incentive awards under the 2015 LTIP and 2006 LTIP, which in 2016 consisted of 80% performance-based restricted stock unit awards and 20% stock option awards. In 2015, the compensation committee of the Company's Board of Directors granted the Company's executives, including the CEO and certain other key employees long-term incentive awards under the 2015 LTIP and 2006 LTIP, which consisted of 80% performance-based restricted stock unit awards and 20% option awards. The compensation committee granted the remaining non-executive employees of the Company participating in the 2015 LTIP and 2006 LTIP (other than those non-executive employees receiving the performance-based restricted stock units described above) annual equity grants consisting solely of restricted stock unit awards for 2016 and 2015.

The performance-based restricted stock units granted in 2016 are restricted stock units, primarily granted to the Company's executives and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain financial objectives during 2016, 2017 and 2018. The second award consists of performance-based restricted stock units with a market condition tied to the Company's total shareholder return in relation to the S&P 500 Index as calculated over a three-year performance period (2016 through 2018). Both of these awards will vest 100% on the third anniversary of the grant date, contingent upon threshold market and financial performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for both 2016 awards will range from 0% up to 150% of the target number of stock units granted based on actual financial and total shareholder return performance results. The performance-based restricted stock units granted in 2015 were designed similar to the 2016 awards described above. The grant date fair value of the performance-based restricted stock units is fixed and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the performance-based restricted stock units that are tied solely to performance conditions is measured similar to the restricted stock units discussed above, while the fair value of the performance-based restricted stock units that are tied to a market condition is determined using the Monte-Carlo simulation model. Unlike the performance-based awards that are tied solely to performance conditions, compensation costs related to awards with market conditions are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has also granted bonus/deferred stock units out of the 2015 LTIP and 2006 LTIP to the non-employee directors of the Company. Since bonus/deferred stock units vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. These awards may be settled immediately unless the participant elects to defer the receipt of common shares under the applicable plan rules.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2016 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2016
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1	11.8	$18.01
Granted	0.6	$18.19
Exercised	(1.8)	$17.69
Cancelled/forfeited	(2.5)	$20.07
Outstanding as of December 31	8.1	$17.46	5.3	$34.5
Options exercisable as of December 31	6.1	$17.65	4.6	$24.9

The Company received $32.5 million, $80.1 million and $14.2 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company realized total tax benefits during the years ended December 31, 2016, 2015 and 2014 from stock option exercises of $1.6 million, $4.3 million and $0.9 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $5.3 million, $15.0 million and $3.5 million, respectively.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2016 is listed below (units in millions):

	Year Ended December 31, 2016
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1	7.6	$15.47
Granted	3.7	$17.05
Vested	(3.0)	$14.33
Forfeited	(0.9)	$15.80
Non-vested as of December 31	7.4	$16.68

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance-based restricted stock units and bonus/deferred stock units for the years ended December 31, 2016, 2015 and 2014 (in millions, except per share data).

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$(41.8)	$(42.2)	$(39.7)
Income tax benefit from stock-based compensation expense	12.3	12.3	11.5
Net income impact	$(29.5)	$(29.9)	$(28.2)
Earnings per share:
Basic and Diluted	$(0.06)	$(0.06)	$(0.05)

As of December 31, 2016, there was $2.3 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.1 years, and there was $64.4 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 2.2 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2016	2015	2014
Stock options granted:
Weighted-average risk-free interest rate	1.4%	1.7%	1.9%
Weighted-average dividend yield	3.3%	3.6%	3.1%
Volatility	27.9%	28.2%	33.8%
Expected term (in years)	6.32	6.00	6.09
Weighted-average grant date fair value	$3.44	$3.58	$3.95

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

Expected volatility - For the Company's executives and non-employee directors, the expected volatility for the 2016, 2015 and 2014 grants was 27.9%, 28.2% and 33.8%, respectively. There were no options granted to non-executive employees in 2016, 2015 or 2014. The Company used a blend of implied and historical volatility. Volatility was calculated using the market price of traded options on Western Union's common stock and the historical volatility of Western Union stock data.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected term - For 2016, Western Union's expected term for the CEO grant was 6 years and approximately 7 years for the non-employee director grants. For 2015 and 2014, Western Union's expected term for all grants was approximately 6 years. The Company's expected term for options was based upon, among other things, historical exercises, the vesting term of the Company's options and the options' contractual term of ten years.

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

The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies.

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

The Company's reportable segments are reviewed separately below because each reportable segment represents a strategic business unit that offers different products and serves different markets. The business segment measurements provided to, and evaluated by, the Company's CODM are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

•
Expenses of $601.0 million related to the Joint Settlement Agreements for the year ended December 31, 2016 were not allocated to the segments. While these items were identifiable to the Company's Consumer-to-Consumer segment, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the Joint Settlement Agreements, see Note 5.

•
Business transformation expenses of $20.3 million for the year ended December 31, 2016, were not allocated to the segments. While certain of these items were identifiable to the Company's segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on business transformation related activities, see Note 3.

•	Costs incurred for the review and closing of acquisitions are included in "Other."

•	All items not included in operating income are excluded from the segments.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company's reportable segment results for the years ended December 31, 2016, 2015 and 2014, respectively (in millions):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Consumer-to-Consumer:
Transaction fees	$3,123.8	$3,221.0	$3,421.8
Foreign exchange revenues	1,116.0	1,057.1	998.9
Other revenues	64.8	65.8	65.1
	4,304.6	4,343.9	4,485.8
Consumer-to-Business:
Transaction fees	596.7	612.7	572.7
Foreign exchange and other revenues	24.5	25.0	26.1
	621.2	637.7	598.8
Business Solutions:
Foreign exchange revenues	352.6	357.2	363.1
Transaction fees and other revenues	43.4	41.5	41.5
	396.0	398.7	404.6
Other:
Total revenues	101.1	103.4	118.0
Total consolidated revenues	$5,422.9	$5,483.7	$5,607.2
Operating income/(loss):
Consumer-to-Consumer	$1,008.7	$1,042.0	1,050.4
Consumer-to-Business (a)	64.4	68.6	98.7
Business Solutions	21.1	2.8	(12.1)
Other	10.8	(4.0)	3.5
Total segment operating income	1,105.0	1,109.4	1,140.5
Joint Settlement Agreements (Note 5)	(601.0)	—	—
Business transformation expenses (Note 3)	(20.3)	—	—
Total consolidated operating income	$483.7	$1,109.4	$1,140.5

____________________

(a)
During the year ended December 31, 2015, Consumer-to-Business operating income included $35.3 million of expenses related to a settlement agreement between the Consumer Financial Protection Bureau and one of the Company's subsidiaries, Paymap, Inc.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2016	2015	2014
Assets:
Consumer-to-Consumer	$4,467.7	$4,738.7	$5,049.7
Consumer-to-Business	1,161.9	1,010.1	1,060.2
Business Solutions	2,370.8	2,384.4	2,430.7
Other (a)	1,419.2	1,316.0	1,336.9
Total assets	$9,419.6	$9,449.2	$9,877.5

Depreciation and amortization:
Consumer-to-Consumer	$183.5	$183.4	$191.5
Consumer-to-Business	21.7	21.7	17.3
Business Solutions	50.8	57.4	56.1
Other	7.2	7.7	7.0
Total consolidated depreciation and amortization	$263.2	$270.2	$271.9

Capital expenditures:
Consumer-to-Consumer	$167.7	$191.0	$132.1
Consumer-to-Business	42.5	46.1	27.3
Business Solutions	11.4	19.2	13.0
Other	8.2	10.2	6.6
Total capital expenditures	$229.8	$266.5	$179.0
____________________

(a)
On January 1, 2016, the Company adopted an accounting pronouncement that requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt, with adoption retrospective for periods previously presented. The adoption of this standard resulted in a reduction of $9.7 million and $12.9 million to Other as of December 31, 2015 and 2014, respectively.

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Revenue:
United States	$1,672.9	$1,584.7	$1,564.6
International	3,750.0	3,899.0	4,042.6
Total	$5,422.9	$5,483.7	$5,607.2
Long-lived assets:
United States	$174.0	$182.9	$158.1
International	46.5	48.9	48.3
Total	$220.5	$231.8	$206.4

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, each individual agent, Consumer-to-Business, or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2016 and 2015 were as follows (in millions, except per share data):

2016 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2016

Revenues	$1,297.7	$1,375.7	$1,377.8	$1,371.7	$5,422.9
Expenses (a) (b)	1,039.1	1,115.4	1,099.5	1,685.2	4,939.2
Operating income/(loss)	258.6	260.3	278.3	(313.5)	483.7
Other expense, net	41.1	37.8	38.3	24.8	142.0
Income/(loss) before income taxes	217.5	222.5	240.0	(338.3)	341.7
Provision for income taxes	31.8	16.9	23.1	16.7	88.5
Net income/(loss)	$185.7	$205.6	$216.9	$(355.0)	$253.2
Earnings/(loss) per share:
Basic	$0.37	$0.42	$0.45	$(0.73)	$0.52
Diluted	$0.37	$0.42	$0.44	$(0.73)	$0.51
Weighted-average shares outstanding:
Basic	500.0	490.3	487.0	483.6	490.2
Diluted	503.2	493.0	490.3	483.6	493.5

(a)
Includes $15 million of accruals in each of the second and third quarters and $571 million of additional expenses in the fourth quarter as a result of the Joint Settlement Agreements, as described further in Note 5.

(b)	Includes $2.1 million, $5.0 million, and $13.2 million in the second, third, and fourth quarters, respectively, of expenses related to business transformation. For more information, see Note 3.

2015 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2015

Revenues	$1,320.9	$1,383.6	$1,399.2	$1,380.0	$5,483.7
Expenses (c) (d)	1,048.6	1,132.8	1,094.7	1,098.2	4,374.3
Operating income	272.3	250.8	304.5	281.8	1,109.4
Other expense, net	39.7	43.9	39.1	44.9	167.6
Income before income taxes	232.6	206.9	265.4	236.9	941.8
Provision for income taxes	28.7	17.6	33.1	24.6	104.0
Net income	$203.9	$189.3	$232.3	$212.3	$837.8
Earnings per share:
Basic	$0.39	$0.37	$0.46	$0.42	$1.63
Diluted	$0.39	$0.36	$0.45	$0.42	$1.62
Weighted-average shares outstanding:
Basic	521.0	515.2	509.6	504.5	512.6
Diluted	525.2	519.8	513.2	508.6	516.7
____________

(c)
Includes $35.3 million in the second quarter of expenses related to a settlement agreement reached with the Consumer Financial Protection Bureau regarding the Equity Accelerator sevice of Paymap, Inc., one of the Company's subsidiaries.

(d)	Includes $11.1 million in the fourth quarter of expenses related to productivity and cost-savings initiatives. For more information, see Note 3.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2016 and 2015 and statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2016.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in millions, except per share amounts)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$0.3	$1.3
Property and equipment, net of accumulated depreciation of $26.6 and $23.5, respectively	34.7	36.7
Other assets	39.4	38.1
Investment in subsidiaries	7,291.7	6,652.2
Total assets	$7,366.1	$6,728.3

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$645.5	$57.9
Income taxes payable	20.9	81.4
Payable to subsidiaries, net	3,010.6	1,973.0
Borrowings	2,786.1	3,210.4
Other liabilities	0.8	0.7
Total liabilities	6,463.9	5,323.4
Stockholders’ equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 481.5 shares and 502.4 shares issued and outstanding as of December 31, 2016 and 2015, respectively	4.8	5.0
Capital surplus	640.9	566.5
Retained earnings	419.3	977.3
Accumulated other comprehensive loss	(162.8)	(143.9)
Total stockholders’ equity	902.2	1,404.9
Total liabilities and stockholders’ equity	$7,366.1	$6,728.3

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Interest income	—	0.2	0.6
Interest expense	(168.1)	(171.2)	(176.5)
Loss before equity in earnings of affiliates and income taxes	(168.1)	(171.0)	(175.9)
Equity in earnings of affiliates, net of tax	357.1	943.3	960.8
Income tax benefit	64.2	65.5	67.5
Net income	253.2	837.8	852.4
Other comprehensive income, net of tax	2.3	2.2	2.2
Other comprehensive income/(loss) of affiliates, net of tax	(21.2)	(27.2)	47.9
Comprehensive income	$234.3	$812.8	$902.5

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net cash provided by operating activities	$192.0	$327.1	$380.8
Cash flows from investing activities
Purchases of property and equipment and other	(5.9)	(0.1)	(5.7)
Capital contributed to subsidiaries	(7.3)	(17.9)	(4.2)
Proceeds from sale of available-for-sale non-settlement related investments	—	—	100.2
Net cash provided by/(used in) investing activities	(13.2)	(18.0)	90.3
Cash flows from financing activities
Advances from subsidiaries, net	1,024.0	796.1	768.1
Proceeds from issuance of borrowings	575.0	—	—
Principal payments on borrowings	(1,000.0)	(500.0)	(500.0)
Proceeds from exercise of options and other	35.0	79.7	14.2
Cash dividends paid	(312.2)	(316.5)	(265.2)
Common stock repurchased	(501.6)	(511.3)	(495.4)
Net cash used in financing activities	(179.8)	(452.0)	(478.3)
Net change in cash and cash equivalents	(1.0)	(142.9)	(7.2)
Cash and cash equivalents at beginning of year	1.3	144.2	151.4
Cash and cash equivalents at end of year	$0.3	$1.3	$144.2
Supplemental cash flow information:
Non-cash investing activity, capital contribution to subsidiary (Note 3)	$591.0	$—	$—

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

2.  Restricted Net Assets

Certain assets of the Parent's subsidiaries totaling approximately $320 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent's subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

3.  Related Party Transactions

All transactions described below are with subsidiaries of the Parent. The Parent has issued multiple promissory notes payable to its 100% owned subsidiary First Financial Management Corporation ("FFMC") in exchange for funds distributed to the Parent. All notes pay interest at a fixed rate, may be repaid at any time without penalty and are included within "Payable to subsidiaries, net" in the Condensed Balance Sheets. These promissory notes are as follows:

Date Issued	Amount (in millions)	Due Date	Interest Rate (per annum)
June 1, 2014	$65.0	February 28, 2017	0.33%
March 1, 2015	$79.5	November 30, 2017	0.40%
June 1, 2015	$87.5	February 28, 2018	0.43%
July 1, 2015 (a)	$268.2	March 31, 2018	0.43%
September 1, 2015	$226.2	May 31, 2018	0.54%
____________

(a) The July 1, 2015 note refinanced a note originally issued on October 1, 2012.

On January 1, 2017, the Parent issued a note payable to FFMC for $158.8 million due on September 30, 2019. The note bears interest at the rate of 0.96% per annum.

On August 2, 2014, the Parent entered into a credit agreement (the "Facility") with its 100% owned subsidiary Custom House Holdings (USA), Ltd., which expires August 2, 2034, providing for unsecured financing facilities in an aggregate amount of $700.0 million. As of December 31, 2016 and 2015, borrowings outstanding under the Facility were $382.2 million and $436.3 million, respectively. The interest rate applicable for outstanding borrowings under the Facility is the six-month LIBOR rate set on the first day of the calendar year, which was 0.84% and 0.36% for the years ended December 31, 2016 and 2015, respectively. Outstanding borrowings under the Facility are included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2016 and 2015.

On November 8, 2015, the Parent entered into a Revolving Credit Facility agreement (the “Revolver”) with its 100% owned subsidiary RII Holdings, Inc, which expires on November 8, 2035, providing for unsecured financing facilities in an aggregate amount of $3.0 billion. As of December 31, 2016 and 2015, borrowings outstanding under the Revolver were $1.5 billion and $841.7 million, respectively. The interest rate applicable for outstanding borrowings under the Revolver is the six-month LIBOR rate set on the first day of the calendar year, which was 0.84% and 0.36% for the years ended December 31, 2016 and 2015, respectively. Outstanding borrowings under the Revolver are included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2016 and 2015.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

The Parent agreed to fund certain payments related to the Joint Settlement Agreements on behalf of its subsidiaries. As of December 31, 2016, these amounts have increased the Parent's investment in its subsidiaries, are included within "Accounts payable and accrued liabilities" in the Condensed Balance Sheets, and are reflected as a non-cash investing activity in the Condensed Statements of Cash Flows, as such payments will be made in 2017.

Excess cash generated from operations of the Parent's subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is also included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2016 and 2015. The Parent's subsidiaries also periodically distribute excess cash balances to the Parent in the form of a dividend, although the amounts of such dividends may vary from year to year.

The Parent files a consolidated United States federal income tax return, and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent's provision for income taxes has been computed as if it were a separate tax-paying entity.

4.  Commitments and Contingencies

The Parent had $42.8 million in outstanding letters of credit and bank guarantees as of December 31, 2016 with expiration dates through 2020. The letters of credit and bank guarantees are primarily held in connection with certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2016, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1—Election of Directors," "Board of Directors Information," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance—Committees of the Board of Directors" of our definitive proxy statement for the 2017 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussion in "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," and "Compensation and Benefits Committee Report" of our definitive proxy statement for the 2017 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in "Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders," and "Equity Compensation Plan Information" of our definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of "Corporate Governance—Independence of Directors" and "Certain Transactions and Other Matters" of our definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in "Proposal 4—Ratification of Selection of Auditors" of our definitive proxy statement for the 2017 annual meeting of stockholders.

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

The Western Union Company (Registrant)

February 22, 2017	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2017
Hikmet Ersek

/s/ Rajesh K. Agrawal	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2017
Rajesh K. Agrawal

/s/ Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2017
Amintore T.X. Schenkel

/s/ Jack M. Greenberg	Non-Executive Chairman of the Board of Directors	February 22, 2017
Jack M. Greenberg

/s/ Martin I. Cole	Director	February 22, 2017
Martin I. Cole

/s/ Richard A. Goodman	Director	February 22, 2017
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 22, 2017
Betsy D. Holden

/s/ Jeffrey A. Joerres	Director	February 22, 2017
Jeffrey A. Joerres

/s/ Roberto G. Mendoza	Director	February 22, 2017
Roberto G. Mendoza

/s/ Michael A. Miles, Jr.	Director	February 22, 2017
Michael A. Miles, Jr.

/s/ Robert W. Selander	Director	February 22, 2017
Robert W. Selander

/s/ Frances Fragos Townsend	Director	February 22, 2017
Frances Fragos Townsend

/s/ Solomon D. Trujillo	Director	February 22, 2017
Solomon D. Trujillo

EXHIBIT INDEX

Exhibit Number	Description

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

3.2
Amended and Restated By-laws of the Company, as amended as of February 19, 2016 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 19, 2016 and incorporated herein by reference thereto).

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

4.4
Third Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

4.5
Indenture, dated as of November 17, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference thereto).

4.6	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company's Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.7	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 21, 2010 and incorporated herein by reference thereto).

4.8	Form of 5.253% Note due 2020 (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 filed on August 5, 2010 and incorporated herein by reference thereto).

4.9
Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K filed on February 26, 2008 and incorporated herein by reference thereto).

4.10	Form of 3.650% Note due 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference thereto).

4.11	Form of 2.875% Note due 2017 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 11, 2012 and incorporated herein by reference thereto).

4.12	Form of 3.350% Note due 2019 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference thereto).

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

10.13
Order Granting Stipulated Motion to Extend Time for Monitor Evaluation issued January 22, 2016 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 19, 2016 and incorporated herein by reference thereto).

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

10.15
Term Loan Agreement, dated as of April 11, 2016, among The Western Union Company, the banks named therein, as lenders, Mizuho Bank (USA) and U.S. Bank National Association, as Syndication Agents, Citizens Bank, N.A., Fifth Third Bank, State Bank of India, New York and Barclays Bank PLC, as Documentation Agents, and Bank of America, N.A., as Administrative Agent for the banks thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2016 and incorporated herein by reference thereto).

10.16
Form of Director Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form 10 (file no. 001-32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.17
The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective July 28, 2015 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 19, 2016 and incorporated herein by reference thereto).*

10.18
The Western Union Company 2006 Long-Term Incentive Plan, as amended and restated on January 31, 2014 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.19
The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective January 31, 2014 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.20
The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.21
The Western Union Company Senior Executive Annual Incentive Plan, as Amended and Restated Effective February 23, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.22
The Western Union Company Grandfathered Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.23
Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.24
Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.25
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.26
Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.27
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.28
Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.29
Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.30
Form of Restricted Stock Unit Award Agreement for Executive Committee Members Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.31
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.32
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.33
Form of Performance-Based Restricted Stock Unit Award Notice for Executive Committee Members (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.34
Employment Contract, dated as of November 9, 2009, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.35
First Amendment to Employment Contract and Expatriate Letter Agreement, dated as of October 7, 2010, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference thereto).*

10.36
Expatriate Letter Agreement, dated as of January 4, 2012, between Western Union, LLC and Rajesh K. Agrawal (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.37
Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.38
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.39
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.40
Form of Award Agreement Under The Western Union Company Senior Executive Annual Incentive Plan for 2014 and Thereafter (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.41
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.42
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.43
Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.44
Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.45
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.46
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.47	The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2015 and incorporated herein by reference thereto).*

10.48
Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.49
Form of Nonqualified Stock Option Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.50
The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective December 15, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.51
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.52
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.53
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (United Arab Emirates) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.54
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.55
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.56
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.57
Deferred Prosecution Agreement dated January 19, 2017 by and between The Western Union Company, the United States Department of Justice, and the United States Attorney’s Offices for the Eastern and Middle Districts of Pennsylvania, the Central District of California, and the Southern District of Florida (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.58
Stipulated Order for Permanent Injunction and Final Judgment dated January 19, 2017 by and between The Western Union Company and the United States Federal Trade Commission (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.59
Consent to the Assessment of Civil Money Penalty dated January 19, 2017 by and between Western Union Financial Services, Inc. and the Financial Crimes Enforcement Network of the United States Department of Treasury (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

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