Form 10-Q
period 2017-03-31
Western Union CO
filed 2017-05-02
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 28, 2017, 471,254,179 shares of the registrant's common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues	$1,302.4	$1,297.7
Expenses:
Cost of services	800.5	779.4
Selling, general and administrative	262.4	259.7
Total expenses	1,062.9	1,039.1
Operating income	239.5	258.6
Other income/(expense):
Interest income	1.1	0.9
Interest expense	(31.3)	(40.5)
Derivative gains, net	2.6	0.5
Other income/(expense), net	1.2	(2.0)
Total other expense, net	(26.4)	(41.1)
Income before income taxes	213.1	217.5
Provision for income taxes	51.4	31.8
Net income	$161.7	$185.7
Earnings per share:
Basic	$0.34	$0.37
Diluted	$0.33	$0.37
Weighted-average shares outstanding:
Basic	479.8	500.0
Diluted	483.4	503.2
Cash dividends declared per common share	$0.175	$0.16

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Net income	$161.7	$185.7
Other comprehensive income/(loss), net of tax (Note 8):
Unrealized gains on investment securities	4.4	3.2
Unrealized losses on hedging activities	(17.0)	(37.8)
Foreign currency translation adjustments	(0.2)	(2.3)
Defined benefit pension plan adjustments	1.8	1.7
Total other comprehensive loss	(11.0)	(35.2)
Comprehensive income	$150.7	$150.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,323.3	$877.5
Settlement assets	3,452.0	3,749.1
Property and equipment, net of accumulated depreciation of $617.3 and $600.0, respectively	209.3	220.5
Goodwill	3,162.0	3,162.0
Other intangible assets, net of accumulated amortization of $996.5 and $958.2, respectively	649.6	664.2
Other assets	689.8	746.3
Total assets	$9,486.0	$9,419.6
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities (Note 5)	$973.7	$1,129.6
Settlement obligations	3,452.0	3,749.1
Income taxes payable	402.5	407.3
Deferred tax liability, net	135.3	85.9
Borrowings	3,490.9	2,786.1
Other liabilities	281.3	359.4
Total liabilities	8,735.7	8,517.4

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 472.0 shares and 481.5 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4.7	4.8
Capital surplus	659.7	640.9
Retained earnings	259.7	419.3
Accumulated other comprehensive loss	(173.8)	(162.8)
Total stockholders' equity	750.3	902.2
Total liabilities and stockholders' equity	$9,486.0	$9,419.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$161.7	$185.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.6	17.5
Amortization	47.8	48.1
Other non-cash items, net	76.0	36.7
Increase/(decrease) in cash resulting from changes in:
Other assets	(20.4)	(36.9)
Accounts payable and accrued liabilities (Note 5)	(192.7)	(51.0)
Income taxes payable	(5.2)	14.1
Other liabilities	0.5	(1.5)
Net cash provided by operating activities	86.3	212.7
Cash flows from investing activities
Capitalization of contract costs	(6.8)	(20.2)
Capitalization of purchased and developed software	(11.7)	(13.1)
Purchases of property and equipment	(7.9)	(14.6)
Purchases of non-settlement related investments and other	(21.3)	(11.2)
Proceeds from maturity of non-settlement related investments and other	—	11.0
Purchases of held-to-maturity non-settlement related investments	(15.2)	(15.2)
Proceeds from held-to-maturity non-settlement related investments	12.3	—
Net cash used in investing activities	(50.6)	(63.3)
Cash flows from financing activities
Cash dividends paid	(83.3)	(79.3)
Common stock repurchased (Note 8)	(219.3)	(233.2)
Net proceeds from commercial paper	310.0	—
Net proceeds from issuance of borrowings	396.9	—
Proceeds from exercise of options and other	5.8	7.2
Net cash provided by/(used in) financing activities	410.1	(305.3)
Net change in cash and cash equivalents	445.8	(155.9)
Cash and cash equivalents at beginning of period	877.5	1,315.9
Cash and cash equivalents at end of period	$1,323.3	$1,160.0
Supplemental cash flow information:
Interest paid	$13.7	$9.5
Income taxes paid	$13.1	$14.3
Unsettled repurchases of common stock	$18.8	$25.2

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

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, and government agencies. The significant majority of the segment's revenue was generated in the United States during all periods presented, with the remainder primarily generated in Argentina.

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2016, the amount of these net asset limitations totaled approximately $320 million, and there have been no material changes to these limitations subsequent to that date.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of March 31, 2017 and December 31, 2016 and for all periods presented. Beginning with this Quarterly Report on Form 10-Q, the Company has reported total "Revenues" in its Condensed Consolidated Statements of Income for all periods presented and will no longer present the subcaptions previously reported, including "Transaction fees," "Foreign exchange revenues," and "Other revenues."

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of March 31, 2017 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

New Accounting Pronouncements

On January 1, 2017, the Company adopted an accounting pronouncement related to share-based payments to employees. This standard requires all excess tax benefits and tax deficiencies to be recognized as income tax expense (benefit) in the income statement and that excess tax benefits be included as an operating activity for the cash flow statement. In addition, these tax benefits must be removed from the dilutive weighted-average shares outstanding calculation as these assumed proceeds will have already been recognized in the income statement. The Company will continue its current practice of estimating forfeitures when calculating compensation expense. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, cash flows, and related disclosures.

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

In March 2017, the Financial Accounting Standards Board issued a new accounting pronouncement to require the service cost component of defined benefit plan pension cost to be included in the same line item as other compensation costs arising from services rendered by relevant employees, with the other non-service cost components of this net benefit cost presented in the income statement separately from the service cost component, outside a subtotal of income from operations. The Company's defined benefit pension plan is frozen, thus there are no related service costs. The Company currently records the non-service costs of the defined benefit pension plan in the "Cost of services" line item of the Condensed Consolidated Statements of Income, whereas the Company expects to record these costs in the "Other income/(expense), net" line item upon adoption of the standard. The Company expects to adopt the new standard on January 1, 2018, with retrospective presentation. Management does not believe that the adoption of this standard will have a material impact on the Company's results of operations and related disclosures.

2. Earnings Per Share

The calculation of basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested, using the treasury stock method. The treasury stock method assumes proceeds from the exercise price of stock options and the unamortized compensation expense of options and restricted stock are available to acquire shares at an average market price throughout the period, and therefore, reduce the dilutive effect.

For the three months ended March 31, 2017 and 2016, there were 2.5 million and 5.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended March 31,
	2017	2016
Basic weighted-average shares outstanding	479.8	500.0
Common stock equivalents	3.6	3.2
Diluted weighted-average shares outstanding	483.4	503.2

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Business Transformation Expenses

In the second quarter of 2016, the Company began incurring expenses related to a business transformation initiative, referred to as the WU Way. Although the expenses related to the WU Way are specific to that initiative, the types of expenses related to the WU Way initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. The following table summarizes the activity for the three months ended March 31, 2017 for the consulting service fees, severance, and other costs related to the business transformation accruals, which are included in "Accounts payable and accrued liabilities" in the Company's Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (in millions):

	Consulting Service Fees	Severance	Other	Total
Balance, December 31, 2016	$9.0	$3.9	$—	$12.9
Expenses	10.4	2.7	1.2	14.3
Cash payments	(16.9)	(0.5)	(1.2)	(18.6)
Balance, March 31, 2017	$2.5	$6.1	$—	$8.6

The following table presents the above expenses related to business transformation initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

Three Months Ended March 31,
2017
Cost of services	$4.2
Selling, general and administrative	10.1
Total expenses, pre-tax	$14.3
Total expenses, net of tax	$9.3

Business transformation expenses have not been allocated to the Company's segments disclosed in Note 13. While certain of these items are identifiable to the Company's segments, these expenses have been excluded from the measurement of segment operating income provided to the chief operating decision maker ("CODM") for purposes of assessing segment performance and decision making with respect to resource allocation. For the three months ended March 31, 2017, severance and other expenses identifiable to the Company's segments were $2.4 million, $0.1 million, $1.0 million, and $0.2 million for Consumer-to-Consumer, Consumer-to-Business, Business Solutions, and Other, respectively.

4. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
March 31, 2017	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,021.3	$—	$1,021.3
State and municipal variable rate demand notes	—	116.6	—	116.6
Corporate and other debt securities	—	26.0	—	26.0
Other assets:
Derivatives	—	262.0	—	262.0
Total assets	$—	$1,425.9	$—	$1,425.9
Liabilities:
Derivatives	$—	$178.7	$—	$178.7
Total liabilities	$—	$178.7	$—	$178.7

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2016	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,002.4	$—	$1,002.4
State and municipal variable rate demand notes	—	203.4	—	203.4
Corporate and other debt securities	—	26.0	—	26.0
Other assets:
Derivatives	—	365.6	—	365.6
Total assets	$—	$1,597.4	$—	$1,597.4
Liabilities:
Derivatives	$—	$262.3	$—	$262.3
Total liabilities	$—	$262.3	$—	$262.3

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three months ended March 31, 2017 and 2016.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 9. As of March 31, 2017, the carrying value and fair value of the Company's borrowings was $3,490.9 million and $3,566.2 million, respectively (see Note 10). As of December 31, 2016, the carrying value and fair value of the Company's borrowings was $2,786.1 million and $2,888.7 million, respectively.

The Company's investments in foreign corporate debt securities are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2017, the carrying value and fair value of the Company's foreign corporate debt securities was $39.5 million and $39.6 million, respectively. As of December 31, 2016, the carrying value and fair value of the Company's foreign corporate debt securities was $36.2 million.

5. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $175 million in outstanding letters of credit and bank guarantees as of March 31, 2017 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements

In late November 2016, the Company entered into discussions with the United States Department of Justice (the “DOJ”), the United States Attorney's Office for the Central District of California ("USAO-CDCA"), the United States Attorney’s Office for the Eastern District of Pennsylvania ("USAO-EDPA"), the United States Attorney’s Office for the Middle District of Pennsylvania ("USAO-MDPA"), and the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) to resolve the investigations by the USAO-CDCA, USAO-EDPA, USAO-MDPA, and USAO-SDFL (collectively, the “USAOs”) (collectively, the “USAO Investigations”). On January 19, 2017, the Company announced that it, or its subsidiary Western Union Financial Services, Inc. (“WUFSI”), had entered into (1) a Deferred Prosecution Agreement (the “DPA”) with the DOJ and the USAOs; (2) a Stipulated Order for Permanent Injunction and Final Judgment (the “Consent Order”) with the United States Federal Trade Commission (“FTC”) resolving claims by the FTC alleging unfair acts and practices under the Federal Trade Commission Act and for violations of the FTC Telemarketing Sales Rule; and (3) a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), to resolve the respective investigations of those agencies. FinCEN provided notice to the Company dated December 16, 2016 of its investigation regarding possible violations of the United States Bank Secrecy Act ("BSA"). On January 31, 2017, the Company entered into assurances of discontinuance/assurances of voluntary compliance with the attorneys general of 49 U.S. states and the District of Columbia named therein to resolve investigations by the state attorneys general, which sought information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company had received and the Company's procedures to help identify and prevent fraudulent transfers. On April 12, 2017, the Company settled with the one remaining state attorney general under effectively the same terms as the January 31, 2017 agreement with no additional monetary payment required. The agreements with the state attorneys general are collectively referred to herein as the "State AG Agreement." The DPA, Consent Order, FinCEN Agreement, and State AG Agreement are collectively referred to herein as the "Joint Settlement Agreements."

Pursuant to the DPA, the USAOs filed a two-count criminal information in the United States District Court for the Middle District of Pennsylvania, charging the Company with aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering ("AML") program. The USAOs agreed that if the Company fully complies with all of its obligations under the DPA, the USAOs will, at the conclusion of the DPA’s term, seek dismissal with prejudice of the criminal information filed against the Company.

Under the Joint Settlement Agreements, the Company is required, among other things, to (1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”), (2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs, and (3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also sets forth a civil penalty of $184 million, the full amount of which is deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC is required under the Joint Settlement Agreements. As of March 31, 2017 and December 31, 2016, $439.5 million and $586 million, respectively, has been included in "Accounts payable and accrued liabilities" in the Company's Condensed Consolidated Balance Sheets related to the Compensation Payment. The Company will pay the remaining amount in the second quarter of 2017.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

State of Arizona Settlement Agreement

On February 11, 2010, WUFSI signed a settlement agreement ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with the State. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its AML compliance programs along the United States and Mexico border and a monitor ("Monitor") has been engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor has made a number of primary and secondary recommendations related to WUFSI’s AML compliance programs, which WUFSI has implemented or is implementing, including programs related to the Company's Business Solutions segment.

On January 31, 2014, the Southwest Border Agreement was amended to extend its term until December 31, 2017 (the "Amendment"). The Amendment imposes additional obligations on the Company and WUFSI in connection with WUFSI’s AML compliance programs and cooperation with law enforcement. In particular, the Amendment requires WUFSI to continue implementing the primary and secondary recommendations made by the Monitor, and includes, among other things, timeframes for implementing such primary and secondary recommendations. Under the Amendment, the Monitor could make additional primary recommendations until January 1, 2015 and could make additional secondary recommendations until January 31, 2017.

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

Shareholder Derivative Actions

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

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the Southwest Border Monitor's efforts to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the Monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls. The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, eight of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and one of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above. The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On April 21, 2017, defendants filed a motion to dismiss the second amended derivative complaint.

All of the actions described above under "Shareholder Derivative Actions" are in a preliminary stage and the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

On January 26, 2017, Martin Herman filed a purported class action complaint in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company, asserting claims under sections 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 against all defendants and a claim under section 20(a) of the Exchange Act against the individual defendants. The complaint alleges that, during the purported class period, February 24, 2012 through January 19, 2017, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the effectiveness of the Company’s fraud prevention program and the program’s compliance with applicable law and best practices; (2) the development and enhancement of the Company’s global compliance policies and AML program; and (3) the Company’s compliance with regulatory requirements. On March 6, 2017, the defendants filed a motion to transfer venue of the case to the United States District Court for the District of Colorado. The Court granted that motion on March 30, 2017, and transferred the case. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 22, 2017, UA Local 13 Pension Fund filed a purported class action complaint in the United States District Court for the Middle District of Pennsylvania. The alleged factual bases are similar to and the defendants, class period and claims are the same as those in the purported class action complaints filed by Martin Herman and Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust described above, except that the plaintiff's claim under section 20(a) of the Exchange Act is against all of the defendants. On March 10, 2017, the defendants filed an unopposed motion to transfer venue to the United States District Court for the District of Colorado. The Court granted the motion and transferred the case. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

On March 27, 2017, plaintiffs in the Martin Herman, Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust, and UA Local 13 Pension Fund actions filed motions to consolidate the three cases and to be appointed lead plaintiff.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged €17.5 million ($18.7 million based on the March 31, 2017 exchange rate) in victim losses that cannot be repaid by any of the criminal defendants who are convicted. The Company expects that WUPSIL will be required to guarantee or provide security for up to approximately €23.5 million ($25.1 million) to cover the alleged victim losses plus potential interest and other costs. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter. However, based on the amounts alleged, the range of loss could be up to approximately €23.5 million ($25.1 million).

On March 31, 2017, the Company received a request for the production of documents from the New York Department of Financial Services (the “NYDFS”), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. Although NYDFS has not indicated what, if any, action it might take in connection with this matter, it is possible that it could initiate civil litigation and/or seek to impose fines, damages, or other regulatory consequences, any or all of which could have an adverse effect on the Company’s business, financial condition, results of operations, and cash flow. As this matter is in a preliminary stage, however, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended March 31, 2017 and 2016 totaled $16.0 million and $15.6 million, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	2017	2016
Settlement assets:
Cash and cash equivalents	$1,086.9	$1,190.0
Receivables from selling agents and Business Solutions customers	1,201.2	1,327.3
Investment securities	1,163.9	1,231.8
	$3,452.0	$3,749.1
Settlement obligations:
Money transfer, money order and payment service payables	$2,603.0	$2,598.2
Payables to agents	849.0	1,150.9
	$3,452.0	$3,749.1

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the three months ended March 31, 2017 and 2016 were $1.4 billion and $0.3 billion, respectively. The change in proceeds from the sale and maturity of available-for-sale securities for the three months ended March 31, 2017 compared to the prior period was primarily due to increased sales of variable rate demand notes securities.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

March 31, 2017	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,020.6	$1,021.3	$8.7	$(8.0)	$0.7
State and municipal variable rate demand notes	116.6	116.6	—	—	—
Corporate and other debt securities	26.0	26.0	—	—	—
	1,163.2	1,163.9	8.7	(8.0)	0.7
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	39.5	39.6	0.1	—	0.1
	$1,202.7	$1,203.5	$8.8	$(8.0)	$0.8

December 31, 2016	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,008.5	$1,002.4	$5.0	$(11.1)	$(6.1)
State and municipal variable rate demand notes	203.4	203.4	—	—	—
Corporate and other debt securities	26.0	26.0	—	—	—
	1,237.9	1,231.8	5.0	(11.1)	(6.1)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	36.2	36.2	0.1	(0.1)	—
	$1,274.1	$1,268.0	$5.1	$(11.2)	$(6.1)
____________

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of March 31, 2017 (in millions):

Fair Value
Due within 1 year	$120.5
Due after 1 year through 5 years	516.8
Due after 5 years through 10 years	296.3
Due after 10 years	230.3
$1,163.9

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $5.1 million and $111.5 million are included in the "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above. All of the held-to-maturity foreign corporate debt securities are due within 2 years.

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

	Three Months Ended March 31,
	2017	2016
Unrealized gains/(losses) on investment securities, beginning of period	$(3.8)	$7.8
Unrealized gains	6.8	6.0
Tax expense	(2.4)	(2.1)
Reclassification of gains into "Revenues"	—	(1.1)
Tax expense related to reclassifications	—	0.4
Net unrealized gains on investment securities	4.4	3.2
Unrealized gains on investment securities, end of period	$0.6	$11.0

Unrealized gains on hedging activities, beginning of period	$33.8	$41.4
Unrealized losses	(11.2)	(26.3)
Tax benefit	0.2	2.1
Reclassification of gains into "Revenues"	(6.6)	(15.1)
Reclassification of losses into "Interest expense"	0.8	0.9
Tax expense/(benefit) related to reclassifications	(0.2)	0.6
Net unrealized losses on hedging activities	(17.0)	(37.8)
Unrealized gains on hedging activities, end of period	$16.8	$3.6

Foreign currency translation adjustments, beginning of period	$(70.7)	$(66.0)
Foreign currency translation adjustments	0.4	(3.3)
Tax benefit/(expense)	(0.6)	1.0
Net foreign currency translation adjustments	(0.2)	(2.3)
Foreign currency translation adjustments, end of period	$(70.9)	$(68.3)

Defined benefit pension plan adjustments, beginning of period	$(122.1)	$(127.1)
Reclassification of losses into "Cost of services"	2.8	2.7
Tax benefit related to reclassifications	(1.0)	(1.0)
Net defined benefit pension plan adjustments	1.8	1.7
Defined benefit pension plan adjustments, end of period	$(120.3)	$(125.4)
Accumulated other comprehensive loss, end of period	$(173.8)	$(179.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid

During the first quarter of 2017 and 2016, the Company's Board of Directors declared quarterly cash dividends of $0.175 and $0.16 per common share, respectively, representing $83.3 million and $79.3 million in total dividends, which were paid on March 31, 2017 and 2016, respectively.

Share Repurchases

During the three months ended March 31, 2017 and 2016, 11.3 million and 12.9 million shares were repurchased for $224.9 million and $240.0 million, respectively, excluding commissions, at an average cost of $19.99 and $18.66, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of March 31, 2017, $5.6 million and $1.2 billion remained available under the share repurchase authorizations approved by the Company's Board of Directors through December 31, 2017 and December 31, 2019, respectively. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

9. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar, Australian dollar, Swiss franc, and other currencies, related to forecasted revenues and on settlement assets and obligations as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Derivatives
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2017, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains, net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2017 were as follows (in millions):

Contracts designated as hedges:
Euro	$380.8
British pound	130.0
Canadian dollar	91.8
Australian dollar	47.2
Swiss franc	39.4
Other	84.5
Contracts not designated as hedges:
Euro	$222.1
British pound	72.0
Canadian dollar	71.0
Australian dollar	42.0
Indian rupee	31.2
Mexican peso	30.9
Brazilian real	25.5
Other (a)	128.3
____________________

(a)	Comprised of exposures to 20 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company's cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $83.2 million and $89.4 million, for the three months ended March 31, 2017 and 2016, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of March 31, 2017 was approximately $5.5 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of March 31, 2017 and December 31, 2016. Of this aggregate notional amount held at March 31, 2017, $500.0 million related to notes due in December 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$8.3	$6.7	Other liabilities	$0.9	$—
Foreign currency cash flow hedges	Other assets	34.2	48.4	Other liabilities	3.3	1.2
Total		$42.5	$55.1		$4.2	$1.2
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$215.8	$307.2	Other liabilities	$170.8	$258.3
Foreign currency	Other assets	3.7	3.3	Other liabilities	3.7	2.8
Total		$219.5	$310.5		$174.5	$261.1
Total derivatives		$262.0	$365.6		$178.7	$262.3
____________________

(a)
In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company's derivative assets and liabilities that may not directly align to the growth in the underlying derivatives business.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2017 and December 31, 2016 (in millions):

Offsetting of Derivative Assets

March 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$164.2	$—	$164.2	$(104.9)	$59.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	97.8
Total	$262.0

December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$256.3	$—	$256.3	$(146.4)	$109.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.3
Total	$365.6
Offsetting of Derivative Liabilities

March 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$119.2	$—	$119.2	$(104.9)	$14.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	59.5
Total	$178.7

December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$152.6	$—	$152.6	$(146.4)	$6.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.7
Total	$262.3

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three months ended March 31, 2017 and 2016 (in millions):

Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended March 31, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		March 31, 2017	March 31, 2016	Hedged Item		March 31, 2017	March 31, 2016		March 31, 2017	March 31, 2016
Interest rate contracts	Interest expense	$(1.2)	$11.2	Fixed rate debt	Interest expense	$2.5	$(8.5)	Interest expense	$—	$0.2
Total gain/(loss)		$(1.2)	$11.2			$2.5	$(8.5)		$—	$0.2

Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended March 31, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized		Gain/(Loss) Reclassified			Gain/(Loss) Recognized in Income on
	in OCI on Derivatives		from Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	(Effective Portion)		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	March 31, 2017	March 31, 2016		March 31, 2017	March 31, 2016		March 31, 2017	March 31, 2016
Foreign currency contracts	$(11.2)	$(26.3)	Revenue	$6.6	$15.1	Derivative gains, net	$2.7	$1.7
Interest rate contracts (c)	—	—	Interest expense	(0.8)	(0.9)	Interest expense	—	—
Total gain/(loss)	$(11.2)	$(26.3)		$5.8	$14.2		$2.7	$1.7

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three months ended March 31, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
Derivatives		March 31, 2017	March 31, 2016
Foreign currency contracts (e)	Selling, general and administrative	$(10.2)	$(17.6)
Foreign currency contracts (f)	Derivative gains, net	(0.1)	(1.2)
Total gain/(loss)		$(10.3)	$(18.8)
 ____________________

(a)
The gain/(loss) of $2.5 million and $(8.5) million in the three months ended March 31, 2017 and 2016, respectively, consisted of a gain/(loss) in value on the debt of $1.2 million and $(11.4) million, respectively, and amortization of hedge accounting adjustments of $1.3 million and $2.9 million, respectively.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income were $10.4 million and $16.4 million for the three months ended March 31, 2017 and 2016, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax gain of $20.8 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2017. Approximately $3.3 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of March 31, 2017. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Commercial paper (a)	$310.0	$—
Notes:
2.875% notes due 2017 (b)	500.0	500.0
3.650% notes (effective rate of 4.5%) due 2018	400.0	400.0
3.350% notes due 2019 (b)	250.0	250.0
5.253% notes due 2020 (b)	324.9	324.9
3.600% notes (effective rate of 3.8%) due 2022 (c)	400.0	—
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term Loan Facility borrowings (effective rate of 2.4%)	575.0	575.0
Total borrowings at par value	3,509.9	2,799.9
Fair value hedge accounting adjustments, net (d)	1.9	4.4
Unamortized discount and debt issuance costs	(20.9)	(18.2)
Total borrowings at carrying value (e)	$3,490.9	$2,786.1
____________________

(a)
Pursuant to the Company's commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company's Revolving Credit Facility in excess of $150 million. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company's commercial paper borrowings as of March 31, 2017 had a weighted-average annual interest rate of approximately 1.2% and a weighted-average term of approximately 3 days.

(b)	The difference between the stated interest rate and the effective interest rate is not significant.

(c)	On March 15, 2017, the Company issued $400.0 million of aggregate principal amount of 3.600% unsecured notes due 2022 ("2022 Notes").

(d)
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

(e)	As of March 31, 2017, the Company’s weighted-average effective rate on total borrowings was approximately 3.9%.

The following summarizes the Company's maturities of notes at par value as of March 31, 2017 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	421.6
Due after 2 years through 3 years	278.7
Due after 3 years through 4 years	375.2
Due after 4 years through 5 years	874.4
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding Notes, as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Notes

On March 15, 2017, the Company issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022. Interest with respect to the 2022 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017, based on the per annum rate of 3.600%. The interest rate payable on the 2022 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2022 Notes exceed 5.60% per annum. The interest rate payable on the 2022 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.600% per annum. The 2022 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company's and certain of its subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. The Company may redeem the 2022 Notes at any time prior to February 15, 2022 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. The Company may redeem the 2022 Notes at any time after February 15, 2022 at a price equal to par, plus accrued interest.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Income Taxes

The Company's effective tax rates on pre-tax income for the three months ended March 31, 2017 and 2016 were 24.1% and 14.6%, respectively. The increase in the Company's effective tax rate for the three months ended March 31, 2017 compared to the prior period was primarily due to the discrete tax effects from changes in the internal ownership of certain of the Company's international subsidiaries within the consolidated group during the quarter and an increase in higher-taxed earnings compared to lower-taxed foreign earnings. The impact of the international ownership changes is also expected to result in lower taxes of a comparable amount for the remainder of the year. These items were partially offset by the combined effects of certain one-time tax planning benefits and other discrete items. The Company currently expects that approximately 100% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2017. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2017 and December 31, 2016 was $353.0 million and $352.0 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $345.2 million and $343.3 million as of March 31, 2017 and December 31, 2016, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized immaterial amounts of interest and penalties during the three months ended March 31, 2017 and 2016, respectively. The Company has accrued $23.7 million and $22.5 million for the payment of interest and penalties as of March 31, 2017 and December 31, 2016, respectively.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for 2005 and 2006. The Company's United States federal income tax returns since the Spin-off (other than 2010 - 2012) are also eligible to be examined.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of March 31, 2017. A substantial majority of these payments were made in the year ended December 31, 2012. The Company expects to pay the remaining amount in 2017. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. Discussions with the IRS concerning these adjustments are ongoing. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments and adjusted its reserves accordingly.

As of March 31, 2017, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.7 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12. Stock Compensation Plans
For the three months ended March 31, 2017, and 2016, the Company recognized stock-based compensation expense of $13.1 million and $12.3 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus/deferred stock units in the Condensed Consolidated Statements of Income.
During the three months ended March 31, 2017, the Company granted 0.4 million options at a weighted-average exercise price of $19.99 and 2.9 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $17.63. As of March 31, 2017, the Company had 8.0 million outstanding options at a weighted-average exercise price of $17.61, of which 6.7 million options were exercisable at a weighted-average exercise price of $17.38. The Company had 8.2 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $17.30 as of March 31, 2017. The majority of stock units do not provide for the payment of dividend equivalents. For those units, their value is reduced by the net present value of the foregone dividend equivalent payments.

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

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company's money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. The Company includes its online money transfer services initiated through Western Union branded websites ("westernunion.com") in its regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

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

Business transformation expenses of $14.3 million for the three months ended March 31, 2017 were not allocated to the segments. While certain of these items were identifiable to the Company's segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on business transformation related activities, see Note 3.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Revenues:
Consumer-to-Consumer	$1,015.0	$1,017.4
Consumer-to-Business	168.2	156.1
Business Solutions	93.6	99.2
Other	25.6	25.0
Total consolidated revenues	$1,302.4	$1,297.7
Operating income:
Consumer-to-Consumer	$227.6	$231.3
Consumer-to-Business	20.5	22.9
Business Solutions	2.3	2.4
Other	3.4	2.0
Total segment operating income	253.8	258.6
Business transformation expenses	(14.3)	—
Total consolidated operating income	$239.5	$258.6

THE WESTERN UNION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.
This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the "Risk Factors" section and throughout the Annual Report on Form 10-K for the year ended December 31, 2016. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.
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

•
Consumer-to-Business - The Consumer-to-Business operating segment facilitates bill payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, and government agencies. The significant majority of the segment's revenue was generated in the United States during all periods presented, with the remainder primarily generated in Argentina.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2017 compared to the same period in 2016. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided. Beginning with this Quarterly Report on Form 10-Q, we have reported total "Revenues" in our Condensed Consolidated Statements of Income for all periods presented and will no longer present the subcaptions previously reported, including "Transaction fees," "Foreign exchange revenues," and "Other revenues."

Our revenues and operating income for the three months ended March 31, 2017 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the three months ended March 31, 2017 of $30.1 million and negatively impacted operating income by $15.0 million relative to the corresponding period in the prior year.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016	% Change
Revenues	$1,302.4	$1,297.7	0%
Expenses:
Cost of services	800.5	779.4	3%
Selling, general and administrative	262.4	259.7	1%
Total expenses	1,062.9	1,039.1	2%
Operating income	239.5	258.6	(7)%
Other income/(expense):
Interest income	1.1	0.9	32%
Interest expense	(31.3)	(40.5)	(23)%
Derivative gains, net	2.6	0.5	(a)
Other income/(expense), net	1.2	(2.0)	(a)
Total other expense, net	(26.4)	(41.1)	(36)%
Income before income taxes	213.1	217.5	(2)%
Provision for income taxes	51.4	31.8	62%
Net income	$161.7	$185.7	(13)%
Earnings per share:
Basic	$0.34	$0.37	(8)%
Diluted	$0.33	$0.37	(11)%
Weighted-average shares outstanding:
Basic	479.8	500.0
Diluted	483.4	503.2
____________

(a)	Calculation not meaningful.

Revenues overview

Transaction volume is the primary generator of revenue in our businesses. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money or make payments. Consumer-to-Consumer revenues vary by transaction based upon send and receive locations and the principal amount sent. Additionally, in certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, we generate revenues based on the difference between the exchange rate set by us to the consumer or business and the rate available in the wholesale foreign exchange market.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three months ended March 31, 2017 compared to the prior period. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three months ended March 31, 2017 and 2016.

			% Change
	Three Months Ended March 31,		2017
(dollars in millions)	2017	2016	vs. 2016
Revenues, as reported - (GAAP)	$1,302.4	$1,297.7	0%
Foreign currency impact (a)			3%
Revenue change, constant currency adjusted - (Non-GAAP)			3%

(a)
The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $30.1 million for the three months ended March 31, 2017 when compared to foreign currency rates in the prior period.

GAAP revenues remained flat when compared to the corresponding period in the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3%. The increase in non-GAAP revenues constant currency adjusted was the result of transaction growth of 2% in our Consumer-to-Consumer segment and growth in our Argentina cash-based and United States electronic bill payments services.

We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded. Foreign currency hedges benefited GAAP revenues by $6.6 million for the three months ended March 31, 2017.

Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection, including related to our settlement agreement with the State of Arizona, the Joint Settlement Agreements described further in Part I, Item 1, Financial Statements, Note 5, "Commitments and Contingencies," the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States, and other matters. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the three months ended March 31, 2017. Cost of services increased for the three months ended March 31, 2017 compared to the prior period due to increased bank fees, primarily in our growing United States electronic bill payments services, and increased technology expenses.

Selling, general and administrative

Selling, general and administrative expenses increased for the three months ended March 31, 2017 compared to the prior period due to consulting service fees and other expenses related to a business transformation initiative referred to as the WU Way, as further discussed below, partially offset by reductions in marketing expenses due to timing. Additionally, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

Total other expense, net
Total other expense, net decreased by 36% for the three months ended March 31, 2017 compared to the prior period primarily due to lower interest expense related to a decrease in the weighted-average effective interest rate on our debt and lower average debt balances outstanding. Average debt balances outstanding were $3,058.3 million and $3,225.7 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in average debt balances outstanding during the three months ended March 31, 2017 compared to the prior period was primarily due to the repayment of $1 billion of our notes in October 2016, of which $575 million was refinanced through borrowings from our term loan facility. This decrease was partially offset by $400 million in borrowings during March 2017, as further described in the Capital Resources and Liquidity section below.

Income taxes

Our effective tax rates on pre-tax income were 24.1% and 14.6% for the three months ended March 31, 2017 and 2016, respectively. The increase in our effective tax rate for the three months ended March 31, 2017 compared to the prior period was primarily due to the discrete tax effects from changes in the internal ownership of certain of our international subsidiaries within the consolidated group during the quarter and an increase in higher-taxed earnings compared to lower-taxed foreign earnings. The impact of the international ownership changes is also expected to result in lower taxes of a comparable amount for the remainder of the year. These items were partially offset by the combined effects of certain one-time tax planning benefits and other discrete items.

We continue to benefit from a significant proportion of profits being foreign-derived and generally taxed at lower rates than our combined federal and state tax rates in the United States. We currently expect that approximately 100% of our pre-tax income will be derived from foreign sources for the year ending December 31, 2017. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2017, the total amount of tax contingency reserves was $368.2 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended March 31, 2017 and 2016, basic earnings per share were $0.34 and $0.37, respectively, and diluted earnings per share were $0.33 and $0.37, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2017 and 2016, there were 2.5 million and 5.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share for the three months ended March 31, 2017 compared to the prior period was impacted by lower weighted-average shares outstanding, partially offset by the previously described factors impacting net income. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

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

We incurred expenses of $14.3 million related to a business transformation initiative, referred to as the WU Way, during the three months ended March 31, 2017. A significant majority of these expenses related to consulting service fees. We expect to incur further consulting service fees, severance, other implementation costs, such as training, relocation, travel, and other costs related to the initiative throughout 2017. While certain items related to the initiative were identifiable to our segments, they were not included in the measurement of segment operating income provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. No expenses related to this business transformation initiative were recognized in the comparable prior period. For additional information on this business transformation initiative, see Note 3 to Part I, Item 1, Financial Statements.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Consumer-to-Consumer	78%	78%
Consumer-to-Business	13%	12%
Business Solutions	7%	8%
Other	2%	2%
	100%	100%

Consumer-to-Consumer Segment

The table below sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(dollars and transactions in millions)	2017	2016	% Change
Revenues	$1,015.0	$1,017.4	0%
Operating income	$227.6	$231.3	(2)%
Operating income margin	22%	23%
Key indicator:
Consumer-to-Consumer transactions	65.3	63.7	2%

We view our Consumer-to-Consumer money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include our online money transfer services initiated through Western Union branded websites ("westernunion.com") in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment. Due to leadership and organizational structure changes within the Company, the regions within this segment were reorganized as of January 1, 2017. The new regions are as follows:

Region Description	Former Region Description	Significant Changes
North America (United States and Canada) ("NA")	North America	Excludes Mexico
Europe and Russia/CIS ("EU & CIS")	Europe and CIS	None
Middle East, Africa, and South Asia ("MEASA")	Middle East and Africa	Includes India and certain other South Asian countries (a)
East Asia and Oceania ("APAC")	Asia Pacific ("APAC")	Excludes India and certain other South Asian countries (a)
Latin America and the Caribbean ("LACA")	Latin America and the Caribbean ("LACA")	Includes Mexico

(a)	These other South Asian countries include Bangladesh, Bhutan, Maldives, Nepal, and Sri Lanka.

Regional results for the three months ended March 31, 2016 have been adjusted to reflect the reorganization of the regions and to conform to the 2017 presentation.

The geographic split for transactions and revenue in the table that follows, including transactions initiated through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Prior to January 1, 2017, for transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. Therefore, regional results for the three months ended March 31, 2016 have also been adjusted to attribute the transactions and revenue entirely to the region where the transaction was initiated. Included in each region's transaction and revenue percentages in the tables below are transactions initiated through westernunion.com for the three months ended March 31, 2017 and 2016, respectively. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are initiated through westernunion.com.

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Three Months Ended March 31, 2017
	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)
Consumer-to-Consumer regional growth/(decline):
NA	3%	(1)%	4%	5%
EU & CIS	(1)%	(5)%	4%	8%
MEASA	(13)%	(3)%	(10)%	(15)%
APAC	(2)%	(1)%	(1)%	(2)%
LACA	26%	1%	25%	17%
Total Consumer-to-Consumer growth/(decline):	0%	(2)%	2%	2%

westernunion.com (b)	26%	(2)%	28%	27%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior period.

(b)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	37%	36%
EU & CIS	30%	30%
MEASA	17%	19%
APAC	8%	8%
LACA	8%	7%

Westernunion.com, which is included in the regional percentages above, represented approximately 9% and 7% of our Consumer-to-Consumer revenue for the three months ended March 31, 2017 and 2016, respectively.

Our consumers transferred $19.1 billion in Consumer-to-Consumer principal for each of the three months ended March 31, 2017 and 2016, respectively, of which $17.3 billion related to cross-border principal, for each of those periods.
Revenues
All comparisons in the discussion below are for the three months ended March 31, 2017 compared to the corresponding period in the prior year.
Consumer-to-Consumer money transfer revenue remained flat on transaction growth of 2%. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $24.1 million relative to the same period in the previous year. Foreign currency hedges benefited revenues by $6.6 million for the three months ended March 31, 2017. Consumer-to-Consumer money transfer revenue was positively impacted by net pricing changes of 2% for the three months ended March 31, 2017.
Our NA region experienced increased revenue of 3% and transaction growth of 5%. The increase in revenue was primarily due to transaction growth in our United States outbound services, including our United States to Latin America corridors.

Our EU & CIS region experienced decreased revenue of 1% and transaction growth of 8%. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 5%. Revenue was impacted by price increases as well as growth in lower priced transactions in Russia.
Our MEASA region experienced decreased revenue of 13% and transaction declines of 15%. Declines in transactions from oil-producing countries negatively impacted revenue growth. Transactions sent from these countries to India also continue to be impacted by previously-implemented actions by the government of India that temporarily reduced the supply of banknotes. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 3%.

Our APAC region experienced decreased revenue of 2% and transaction declines of 2%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1%.

Our LACA region experienced increased revenue of 26% and transaction growth of 17%. Fluctuations in the exchange rate between the United States dollar and other currencies, positively impacted revenue by 1%. The increase in revenue was primarily due to growth in Argentina and in other South American countries.

We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently.

Operating income
Consumer-to-Consumer operating income declined 2% during the three months ended March 31, 2017 compared to the corresponding period in the prior year. Results for the three months ended March 31, 2017 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies, partially offset by reductions in marketing expenses due to timing. Operating margins in the segment were also impacted by these factors.

Consumer-to-Business Segment
The table below sets forth our Consumer-to-Business segment results of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(dollars in millions)	2017	2016	% Change
Revenues	$168.2	$156.1	8%
Operating income	$20.5	$22.9	(10)%
Operating income margin	12%	15%

Revenues
For the three months ended March 31, 2017 compared to the corresponding period in the prior year, Consumer-to-Business revenue increased 8%. This was primarily due to growth in our bill payments in Argentina and our United States electronic bill payments. The strengthening of the United States dollar against the Argentine peso negatively impacted our Consumer-to-Business revenue growth by 2% for the three months ended March 31, 2017.

Operating income
For the three months ended March 31, 2017 compared to the corresponding period in the prior year, operating income decreased 10% due to increased bank fees in our United States electronic bill payments as a result of increased credit card usage from our customers and changes in customer mix, partially offset by the revenue increase described above. The changes in operating margins in the segment were also due to these factors.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(dollars in millions)	2017	2016	% Change
Revenues	$93.6	$99.2	(6)%
Operating income	$2.3	$2.4	(2)%
Operating income margin	3%	2%

Revenues
For the three months ended March 31, 2017 compared to the corresponding period in the prior year, Business Solutions revenue decreased 6%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 3% for the three months ended March 31, 2017. Additionally, the termination of a partner contract effective during the fourth quarter of 2016 negatively impacted revenue as compared to the prior period.

Operating income
For the three months ended March 31, 2017, operating income decreased compared to the corresponding period in the prior year, due to the revenue declines described above and increased technology expenses, partially offset by a reduction in amortization expense.

Other

The following table sets forth Other results for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(dollars in millions)	2017	2016	% Change
Revenues	$25.6	$25.0	2%
Operating income	$3.4	$2.0	(a)

(a)	Calculation not meaningful.

Revenues
For the three months ended March 31, 2017 compared to the corresponding period in the prior year, Other revenue remained materially consistent.

Operating income
For the three months ended March 31, 2017, Other operating income remained materially consistent compared to the corresponding period in the prior year.

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

We believe we have adequate liquidity to meet our business needs, service our debt obligations, pay dividends, and repurchase shares through our existing cash balances, our ability to generate cash flows through operations, our $1.65 billion revolving credit facility ("Revolving Credit Facility") and our $1.5 billion commercial paper program. We have issued additional debt in 2017 for general corporate purposes, including to fund a portion of the payments due under the Joint Settlement Agreements. To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing and manner by which cash is repatriated or otherwise made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity. Additionally, our overall liquidity may be impacted by existing regulations and changes to these regulations or their interpretations that, if fully enacted or implemented, could require us to post collateral in connection with our derivative financial instruments used to hedge our exposures arising in connection with changes to foreign currency exchange rates and interest rates.

We have the capacity to borrow up to $1.65 billion in the aggregate under our Revolving Credit Facility, which supports borrowings under our $1.5 billion commercial paper program and expires in September 2020. As of March 31, 2017, we had no outstanding borrowings under our Revolving Credit Facility and $310.0 million in borrowings on the commercial paper program.

Cash and Investment Securities

As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $1.3 billion and $0.9 billion, respectively. Approximately $700 million was held by our foreign entities as of both March 31, 2017 and December 31, 2016. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within "Settlement assets," were $1.2 billion as of March 31, 2017 and December 31, 2016, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2017, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $86.3 million during the three months ended March 31, 2017, from $212.7 million in the comparable period in the prior year. Cash provided by operating activities for the three months ended March 31, 2017 was impacted by cash payments of approximately $150 million due under the Joint Settlement Agreements, in addition to payments related to our business transformation initiative, as discussed in Part I, Item 1, Financial Statements, Note 3, "Business Transformation Expenses." Cash provided by operating activities is also impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors. For the year ending December 31, 2017, we expect that cash provided by operating activities will continue to be negatively impacted by approximately $440 million of payments due under the Joint Settlement Agreements in the second quarter of 2017 and payments related to our business transformation initiative, and could be impacted by anticipated tax payments to the IRS, as discussed in Part I, Item 1, Financial Statements, Note 11, "Income Taxes."

Financing Resources

On March 15, 2017, we issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022 ("2022 Notes"). We intend to use the net proceeds from the sale of the notes for general corporate purposes, including to fund a portion of the payments due under the Joint Settlement Agreements. Interest with respect to the 2022 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017, based on the per annum rate of 3.600%. The interest rate payable on the 2022 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2022 Notes exceed 5.60% per annum. The interest rate payable on the 2022 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.600% per annum. The 2022 Notes are subject to covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, and limit or restrict our ability and certain of its subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. We may redeem the 2022 Notes at any time prior to February 15, 2022 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. We may redeem the 2022 Notes at any time after February 15, 2022 at a price equal to par, plus accrued interest.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of the three months ended March 31, 2017, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of March 31, 2017, we had $310.0 million of commercial paper borrowings outstanding with a weighted-average rate of approximately 1.2% and a weighted-average term of approximately 3 days. During the three months ended March 31, 2017, the average commercial paper balance outstanding was $117.4 million and the maximum balance outstanding was $546.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

As of March 31, 2017, we have outstanding borrowings at par value of $3,509.9 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2017 to 2040.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $26.4 million and $47.9 million for the three months ended March 31, 2017 and 2016, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the three months ended March 31, 2017 and 2016, 11.3 million and 12.9 million shares were repurchased for $224.9 million and $240.0 million, respectively, excluding commissions, at an average cost of $19.99 and $18.66, respectively. As of March 31, 2017, $5.6 million and $1.2 billion remained available under share repurchase authorizations approved by our Board of Directors through December 31, 2017 and December 31, 2019, respectively.

Our Board of Directors declared quarterly cash dividends of $0.175 per common share in the first quarter of 2017, representing $83.3 million in total dividends.

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

Other Commercial Commitments

We had approximately $175 million in outstanding letters of credit and bank guarantees as of March 31, 2017 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of March 31, 2017, our total amount of unrecognized income tax benefits was $376.7 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our 2016 Annual Report on Form 10-K, for which there were no material changes, included:

•	Income taxes

•	Derivative financial instruments

•	Other intangible assets

•	Goodwill

•	Legal contingencies
In our Annual Report on Form 10-K, we disclosed that our Business Solutions reporting unit was at an increased risk for future impairment charges due to its sensitivity to changes in projections for revenue growth rates and EBITDA margins, as well as changes in United States and foreign income tax rates, which impact the value of our cash flow management and liquidity strategies facilitated through the Business Solutions reporting unit, and could experience a decline in estimated fair value of approximately 15% as of the October 1, 2016 testing date before triggering an impairment of goodwill. As of March 31, 2017, the Business Solutions reporting unit, which had $996 million of goodwill, remains at an increased risk for future impairment charges and the reporting unit will continue to be closely monitored throughout 2017.

Risk Management

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the significant majority of our agents in United States dollars, Mexican pesos, or euros, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

As of December 31, 2016, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million based on our 2017 forecast of unhedged exposure to foreign currency at that date. As of March 31, 2017, the exposure for the next twelve months is not materially different based on our forecast of unhedged exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value as of March 31, 2017 of $2.8 billion. Approximately $2.0 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, commercial paper and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of March 31, 2017, a total of $975.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR. Additionally, interest on $575 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points, and borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of March 31, 2017, our weighted-average effective rate on total borrowings was approximately 3.9%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $19 million based on borrowings, net of the impact of hedges, on March 31, 2017 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2017 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $20 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

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

We are exposed to credit risk in our Business Solutions business relating to: (a) derivatives written by us, primarily to our customers and (b) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate the risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Western Union Company as of December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 22, 2017. In our opinion, the accompanying condensed consolidated balance sheet of The Western Union Company as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Denver, Colorado
May 2, 2017

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Derivative Actions

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

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the Southwest Border Monitor's efforts to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the Monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls.

The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, eight of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and one of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section in Part I, Item 1, Financial Statements, Note 5, "Commitments and Contingencies." The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On April 21, 2017, defendants filed a motion to dismiss the second amended derivative complaint.

All of the actions described above under "Shareholder Derivative Actions" are in a preliminary stage and the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

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

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. As this action is in a preliminary stage, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

On January 26, 2017, Martin Herman filed a purported class action complaint in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company, asserting claims under sections 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 against all defendants and a claim under section 20(a) of the Exchange Act against the individual defendants. The complaint alleges that, during the purported class period, February 24, 2012 through January 19, 2017, defendants made false or misleading statements or failed to disclose adverse material facts known to them, including those regarding: (1) the effectiveness of the Company’s fraud prevention program and the program’s compliance with applicable law and best practices; (2) the development and enhancement of the Company’s global compliance policies and AML program; and (3) the Company’s compliance with regulatory requirements. On March 6, 2017, the defendants filed a motion to transfer venue of the case to the United States District Court for the District of Colorado. The Court granted that motion on March 30, 2017, and transferred the case. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

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

On February 22, 2017, UA Local 13 Pension Fund filed a purported class action complaint in the United States District Court for the Middle District of Pennsylvania. The alleged factual bases are similar to and the defendants, class period and claims are the same as those in the purported class action complaints filed by Martin Herman and Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust described above, except that the plaintiff's claim under section 20(a) of the Exchange Act is against all of the defendants. On March 10, 2017, defendants filed an unopposed motion to transfer venue to the United States District Court for the District of Colorado. The Court granted the motion and transferred the case. This action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. The Company and the named individuals intend to vigorously defend themselves in this matter.

On March 27, 2017, plaintiffs in the Martin Herman, Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust, and UA Local 13 Pension Fund actions filed motions to consolidate the three cases and to be appointed lead plaintiff.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged €17.5 million ($18.7 million based on the March 31, 2017 exchange rate) in victim losses that cannot be repaid by any of the criminal defendants who are convicted. The Company expects that WUPSIL will be required to guarantee or provide security for up to approximately €23.5 million ($25.1 million) to cover the alleged victim losses plus potential interest and other costs. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter. However, based on the amounts alleged, the range of loss could be up to approximately €23.5 million ($25.1 million).

On March 31, 2017, the Company received a request for the production of documents from the New York Department of Financial Services (the “NYDFS”), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section of Part I, Item 1, Financial Statements, Note 5, "Commitments and Contingencies" and were terminated as agents by the Company prior to 2013. Although NYDFS has not indicated what, if any, action it might take in connection with this matter, it is possible that it could initiate civil litigation and/or seek to impose fines, damages, or other regulatory consequences, any or all of which could have an adverse effect on the Company’s business, financial condition, results of operations, and cash flow. As this matter is in a preliminary stage, however, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.

In addition to the principal matters described above and the matters described in Part I, Item 1, Financial Statements, Note 5, "Commitments and Contingencies," the Company is a party to a variety of other legal matters that arise in the normal course of the Company's business. While the results of these other legal matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect either individually or in the aggregate on the Company's financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 1 - 31	2,137	$22.30	—	$230.5
February 1 - 28	4,459,799	$19.83	3,813,300	$1,354.9
March 1 - 31	7,450,816	$20.07	7,439,525	$1,205.6
Total	11,912,752	$19.98	11,252,825
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 10, 2015, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2017, of which $5.6 million remained available as of March 31, 2017. On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $1.2 billion remained available as of March 31, 2017. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	May 2, 2017	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2017	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2017	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of 3.600% Note due 2022 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 15, 2017 and incorporated herein by reference thereto).

10.1	Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan*

10.2	Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan*

10.3	Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (United Arab Emirates) under The Western Union Company 2015 Long-Term Incentive Plan*

10.4	Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan*

10.5	Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) under The Western Union Company 2015 Long-Term Incentive Plan*

10.6	Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan*

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.