Form 10-Q
period 2017-06-30
Western Union CO
filed 2017-08-03
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 31, 2017, 463,994,883 shares of the registrant's common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$1,378.9	$1,375.7	$2,681.3	$2,673.4
Expenses:
Cost of services	842.9	821.9	1,643.4	1,601.3
Selling, general and administrative	321.2	293.5	583.6	553.2
Total expenses	1,164.1	1,115.4	2,227.0	2,154.5
Operating income	214.8	260.3	454.3	518.9
Other income/(expense):
Interest income	1.4	0.7	2.5	1.6
Interest expense	(35.7)	(41.0)	(67.0)	(81.5)
Derivative gains, net	2.2	1.4	4.8	1.9
Other income/(expense), net	1.7	1.1	2.9	(0.9)
Total other expense, net	(30.4)	(37.8)	(56.8)	(78.9)
Income before income taxes	184.4	222.5	397.5	440.0
Provision for income taxes	17.9	16.9	69.3	48.7
Net income	$166.5	$205.6	$328.2	$391.3
Earnings per share:
Basic	$0.35	$0.42	$0.69	$0.79
Diluted	$0.35	$0.42	$0.69	$0.79
Weighted-average shares outstanding:
Basic	469.4	490.3	474.6	495.1
Diluted	472.0	493.0	477.7	498.1
Cash dividends declared per common share	$0.175	$0.16	$0.35	$0.32

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$166.5	$205.6	$328.2	$391.3
Other comprehensive income/(loss), net of tax (Note 8):
Unrealized gains on investment securities	5.2	3.5	9.6	6.7
Unrealized gains/(losses) on hedging activities	(41.2)	10.7	(58.2)	(27.1)
Foreign currency translation adjustments	(1.4)	(1.8)	(1.6)	(4.1)
Defined benefit pension plan adjustments	1.8	1.7	3.6	3.4
Total other comprehensive income/(loss)	(35.6)	14.1	(46.6)	(21.1)
Comprehensive income	$130.9	$219.7	$281.6	$370.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,059.2	$877.5
Settlement assets	3,646.4	3,749.1
Property and equipment, net of accumulated depreciation of $632.1 and $600.0, respectively	215.3	220.5
Goodwill	3,161.7	3,162.0
Other intangible assets, net of accumulated amortization of $1,016.2 and $958.2, respectively	615.9	664.2
Other assets	709.7	746.3
Total assets	$9,408.2	$9,419.6
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities (Note 5)	$523.8	$1,129.6
Settlement obligations	3,646.4	3,749.1
Income taxes payable	403.8	407.3
Deferred tax liability, net	135.7	85.9
Borrowings	3,627.4	2,786.1
Other liabilities	409.9	359.4
Total liabilities	8,747.0	8,517.4

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 464.3 shares and 481.5 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4.6	4.8
Capital surplus	672.1	640.9
Retained earnings	193.9	419.3
Accumulated other comprehensive loss	(209.4)	(162.8)
Total stockholders' equity	661.2	902.2
Total liabilities and stockholders' equity	$9,408.2	$9,419.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$328.2	$391.3
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	37.7	36.3
Amortization	93.9	95.2
Other non-cash items, net	104.2	42.3
Increase/(decrease) in cash resulting from changes in:
Other assets	(25.8)	9.2
Accounts payable and accrued liabilities (Note 5)	(606.9)	(99.5)
Income taxes payable	(3.7)	5.3
Other liabilities	48.4	5.5
Net cash (used in)/provided by operating activities	(24.0)	485.6
Cash flows from investing activities
Capitalization of contract costs	(20.5)	(60.0)
Capitalization of purchased and developed software	(22.6)	(21.3)
Purchases of property and equipment	(32.2)	(27.4)
Purchases of non-settlement related investments and other	(25.7)	(34.9)
Proceeds from maturity of non-settlement related investments	21.2	11.0
Purchases of held-to-maturity non-settlement related investments	(36.8)	(26.5)
Proceeds from held-to-maturity non-settlement related investments	25.3	2.0
Net cash used in investing activities	(91.3)	(157.1)
Cash flows from financing activities
Cash dividends paid	(164.8)	(157.4)
Common stock repurchased (Note 8)	(386.6)	(334.0)
Net proceeds from commercial paper	445.0	—
Net proceeds from issuance of borrowings	396.2	—
Proceeds from exercise of options and other	7.2	9.6
Net cash provided by/(used in) financing activities	297.0	(481.8)
Net change in cash and cash equivalents	181.7	(153.3)
Cash and cash equivalents at beginning of period	877.5	1,315.9
Cash and cash equivalents at end of period	$1,059.2	$1,162.6
Supplemental cash flow information:
Interest paid	$58.4	$78.4
Income taxes paid	$33.4	$50.6

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

Leadership and organizational structure changes within the Company have impacted how its Chief Operating Decision Maker (“CODM”) manages the Company, resulting in changes to its operating and reportable segments in the second quarter of 2017. Prior to these changes, the Company had organized its business into the following operating segments: Consumer-to-Consumer, Consumer-to-Business, and Business Solutions. As a result of these leadership and organizational structure changes, the components of the historical Consumer-to-Business operating segment have been divided between two executives, with the majority of the Company's cash-based bill payments services under one executive and the majority of the Company's electronic-based bill payments services under the other executive. The CODM allocates resources and assesses performance using discrete information for these separate components, neither of which is material from either a quantitative or qualitative perspective. Accordingly, the Company no longer reports a separate Consumer-to-Business operating segment, and no new reportable segments result from the impact of these changes. The cash-based and electronic-based bill payments services are therefore included in "Other."

Beginning in the second quarter of 2017, the Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company's multi-currency money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers and, in certain countries, intra-country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.

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

All businesses and other services that have not been classified in the above segments are reported as "Other," which, as noted above, primarily includes the Company's electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations and which were previously reported in the historical Consumer-to-Business operating segment, and the Company's money order and other services, in addition to costs for the review and closing of acquisitions. See Note 13 for further information regarding the Company's segments.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of June 30, 2017 and December 31, 2016 and for all periods presented. Beginning in the first quarter of 2017, the Company has reported total "Revenues" in its Condensed Consolidated Statements of Income for all periods presented and will no longer present the subcaptions previously reported, including "Transaction fees," "Foreign exchange revenues," and "Other revenues."

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of June 30, 2017 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted an accounting pronouncement related to share-based payments to employees. This standard requires all excess tax benefits and tax deficiencies to be recognized as income tax expense (benefit) in the income statement and that excess tax benefits be included as an operating activity for the cash flow statement. In addition, these tax benefits must be removed from the dilutive weighted-average shares outstanding calculation as these assumed proceeds will have already been recognized in the income statement. The Company will continue its current practice of estimating forfeitures when calculating compensation expense. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, cash flows, or related disclosures.

Accounting Pronouncements Not Yet Adopted

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In January 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding classification and measurement of financial instruments. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The Company is required to adopt the new standard on January 1, 2018. Management believes that the adoption of this standard will not have a material impact on the Company's financial position, results of operations, or related disclosures.

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

In October 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding certain intra-entity asset transfers, requiring that an entity recognize any income tax consequences when the transfer occurs. The Company is required to adopt the new standard on January 1, 2018, with early adoption permitted. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position and results of operations.

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

In March 2017, the Financial Accounting Standards Board issued a new accounting pronouncement to require the service cost component of defined benefit plan pension cost to be included in the same line item as other compensation costs arising from services rendered by relevant employees, with the other non-service cost components of this net benefit cost presented in the income statement separately from the service cost component, outside a subtotal of income from operations. The Company's defined benefit pension plan is frozen, thus there are no related service costs. The Company currently records the non-service costs of the defined benefit pension plan in the "Cost of services" line item of the Condensed Consolidated Statements of Income, whereas the Company expects to record these costs in the "Other income/(expense), net" line item upon adoption of the standard. The Company expects to adopt the new standard on January 1, 2018, with retrospective presentation. Management does not believe that the adoption of this standard will have a material impact on the Company's results of operations or related disclosures.

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

For the three months ended June 30, 2017 and 2016, there were 3.0 million and 3.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the six months ended June 30, 2017 and 2016, there were 2.7 million and 4.6 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted-average shares outstanding	469.4	490.3	474.6	495.1
Common stock equivalents	2.6	2.7	3.1	3.0
Diluted weighted-average shares outstanding	472.0	493.0	477.7	498.1

3. Business Transformation Expenses

In the second quarter of 2016, the Company began incurring expenses related to a business transformation initiative, referred to as the WU Way. Although the expenses related to the WU Way are specific to that initiative, the types of expenses related to the WU Way initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. The following table summarizes the activity for the six months ended June 30, 2017 for the consulting service fees, severance, and other costs related to the business transformation accruals, which are included in "Accounts payable and accrued liabilities" in the Company's Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (in millions):

	Consulting Service Fees	Severance and Related Employee Benefits	Other	Total
Balance, December 31, 2016	$9.0	$3.9	$—	$12.9
Expenses (a)	18.7	26.8	3.8	49.3
Cash payments	(26.2)	(9.1)	(3.6)	(38.9)
Non-cash benefit (a)	—	0.9	—	0.9
Balance, June 30, 2017	$1.5	$22.5	$0.2	$24.2
____________

(a)
Expenses include a non-cash benefit for adjustments to stock compensation for awards forfeited by employees. These expenses have been removed from the liability balance in the table above as they do not impact the business transformation accruals.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the above expenses related to business transformation initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of services	$19.5	$—	$23.7	$—
Selling, general and administrative	15.5	2.1	25.6	2.1
Total expenses, pre-tax	$35.0	$2.1	$49.3	$2.1
Total expenses, net of tax	$22.7	$1.3	$32.0	$1.3

The following table summarizes the business transformation expenses incurred by reportable segment (in millions). Certain business transformation expenses, primarily consulting expenses, are not identifiable to a specific segment, and have therefore been excluded from the table below. These expenses have not been allocated to the Company's segments disclosed in Note 13. While the expenses shown below are identifiable to the Company's segments, they have been excluded from the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Consumer-to-Consumer	$15.2	$17.6
Business Solutions	5.7	6.7
Other	7.6	7.9
Total	$28.5	$32.2

There were no business transformation expenses attributable to the Company's segments for the three and six months ended June 30, 2016.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
June 30, 2017	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$982.3	$—	$982.3
State and municipal variable rate demand notes	—	228.0	—	228.0
Corporate and other debt securities	—	27.8	—	27.8
Other assets:
Derivatives	—	296.2	—	296.2
Total assets	$—	$1,534.3	$—	$1,534.3
Liabilities:
Derivatives	$—	$264.6	$—	$264.6
Total liabilities	$—	$264.6	$—	$264.6

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2016	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,002.4	$—	$1,002.4
State and municipal variable rate demand notes	—	203.4	—	203.4
Corporate and other debt securities	—	26.0	—	26.0
Other assets:
Derivatives	—	365.6	—	365.6
Total assets	$—	$1,597.4	$—	$1,597.4
Liabilities:
Derivatives	$—	$262.3	$—	$262.3
Total liabilities	$—	$262.3	$—	$262.3

No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2017 and 2016.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 9. As of June 30, 2017, the carrying value and fair value of the Company's borrowings were $3,627.4 million and $3,725.4 million, respectively (see Note 10). As of December 31, 2016, the carrying value and fair value of the Company's borrowings were $2,786.1 million and $2,888.7 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's investments in foreign corporate debt securities are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2017, both the carrying value and fair value of the Company's foreign corporate debt securities were $51.2 million. As of December 31, 2016, both the carrying value and fair value of the Company's foreign corporate debt securities were $36.2 million.

5. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $210 million in outstanding letters of credit and bank guarantees as of June 30, 2017 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2022, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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
For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $200 million as of June 30, 2017 and related to the New York Department of Financial Services (the “NYDFS”), James P. Tennille and Robert P. Smet, and National Court of Spain matters further described below. For certain of the following matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.
The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established liability or the range of reasonably possible loss.

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

Under the Joint Settlement Agreements, the Company was required to (1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”), (2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs, and (3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also set forth a civil penalty of $184 million, the full amount of which was deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC was required under the Joint Settlement Agreements. The Company paid the Compensation Payment and the aggregate amount due to the State Attorneys General during the six months ended June 30, 2017. The Company had accrued the Compensation Payment and the aggregate amount due to the State Attorneys General in "Accounts payable and accrued liabilities" in the Company's Condensed Consolidated Balance Sheets as of December 31, 2016. In the second quarter of 2017, pursuant to the terms of the Joint Settlement Agreements, the Company engaged an independent compliance auditor.

The Joint Settlement Agreements also require, among other things, the Company to adopt certain new or enhanced practices with respect to its compliance program relating to consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, agent suspensions and terminations, and other items. The changes in the Company’s compliance program required by the Joint Settlement Agreements will have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company could also face actions from other regulators as a result of the Joint Settlement Agreements. In addition, if the Company fails to comply with the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

State of Arizona Settlement Agreement

On February 11, 2010, WUFSI signed a settlement agreement, as amended ("Southwest Border Agreement"), which resolved all outstanding legal issues and claims with the State of Arizona (the "State") and required the Company to fund a multi-state not-for-profit organization promoting safety and security along the United States and Mexico border, in which California, Texas and New Mexico are participating with the State. As part of the Southwest Border Agreement, the Company has made and expects to make certain investments in its AML compliance programs along the United States and Mexico border and a monitor ("Monitor") was engaged for those programs. The Company has incurred, and expects to continue to incur, significant costs in connection with the Southwest Border Agreement. The Monitor made a number of primary and secondary recommendations related to WUFSI’s AML compliance programs, which WUFSI has implemented, including programs related to the Company's Business Solutions segment.

On June 29, 2016, the Monitor notified WUFSI and the State that the Monitor had determined that (i) WUFSI had successfully implemented all of the primary recommendations, and (ii) WUFSI has implemented an effective AML compliance program along the United States and Mexico border. On July 27, 2016, the Monitor delivered its final report for the primary recommendations period and the Superior Court of Arizona in and for Maricopa County (the "Arizona Superior Court") accepted the report.

On June 9, 2017, the Monitor delivered its final report for the secondary recommendations period concluding that WUFSI successfully completed the secondary recommendations, and the Arizona Superior Court accepted the report, immediately concluding and closing the Monitor’s engagement.

The Southwest Border Agreement continues to require WUFSI to make payments of $150,000 per month through January 2019 to fund the activities and expenses of a money transfer transaction data analysis center formed by WUFSI and a Financial Crimes Task Force comprised of federal, state and local law enforcement representatives, including those from the State. In addition, California, Texas, and New Mexico are participating in the money transfer transaction data analysis center.

The changes in WUFSI’s AML compliance program required by the Southwest Border Agreement and the Monitor’s recommendations have had, and will continue to have, adverse effects on the Company’s business, including additional costs.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above. The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On April 21, 2017, defendants filed a motion to dismiss the second amended derivative complaint. On June 9, 2017, plaintiffs filed an opposition to defendants’ motion to dismiss the second amended derivative complaint. On July 14, 2017, defendants filed a reply in support of the motion to dismiss.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 27, 2017, the Court granted Speedpay’s summary judgment motion, entered judgment in favor of Speedpay and ordered the Court clerk to close the case. On July 5, 2017, Pincus filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit.

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

On March 27, 2017, plaintiffs in the Martin Herman, Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust, and UA Local 13 Pension Fund actions filed motions to consolidate the three cases and to be appointed lead plaintiff. On May 3, 2017, the Court granted the motion to consolidate.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. The Company expects that WUPSIL will be required to guarantee or provide security to cover the alleged victim losses plus potential interest and other costs. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter.

On March 31, 2017, the Company received a request for the production of documents from the NYDFS, following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. The Company complied with all requests and produced all requested documents to the NYDFS. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period give the NYDFS a basis to take additional enforcement action.  The NYDFS proposed a resolution of the matter involving, among other things, a payment to the NYDFS.  The Company is continuing to engage in discussions with the NYDFS in an effort to reach an appropriate resolution of this matter.  Due to the stage and nature of the discussions, the Company has accrued $49 million toward a possible resolution of this matter.  However, there is no certainty that the Company will be able to resolve this matter for this amount. If the matter is not settled and proceeds to civil litigation, the NYDFS would seek to impose fines, damages, or other regulatory consequences.  Resolution of this matter could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.  If the NYDFS files a complaint against the Company, the Company intends to defend itself vigorously.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended June 30, 2017 and 2016 totaled $17.0 million and $17.1 million, respectively, and $33.0 million and $32.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	2017	2016
Settlement assets:
Cash and cash equivalents	$1,148.2	$1,190.0
Receivables from selling agents and Business Solutions customers	1,260.1	1,327.3
Investment securities	1,238.1	1,231.8
	$3,646.4	$3,749.1
Settlement obligations:
Money transfer, money order and payment service payables	$2,671.8	$2,598.2
Payables to agents	974.6	1,150.9
	$3,646.4	$3,749.1

Investment securities included in "Settlement assets" in the Company's Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2045. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.

The substantial majority of the Company's investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2017 and 2016 were $3.0 billion and $1.2 billion, respectively. The change in proceeds from the sale and maturity of available-for-sale securities for the six months ended June 30, 2017 compared to the prior period was primarily due to increased sales of variable rate demand notes securities.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

June 30, 2017	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$973.9	$982.3	$12.5	$(4.1)	$8.4
State and municipal variable rate demand notes	228.0	228.0	—	—	—
Corporate and other debt securities	27.3	27.8	0.5	—	0.5
	1,229.2	1,238.1	13.0	(4.1)	8.9
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	51.2	51.2	—	—	—
	$1,280.4	$1,289.3	$13.0	$(4.1)	$8.9

December 31, 2016	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,008.5	$1,002.4	$5.0	$(11.1)	$(6.1)
State and municipal variable rate demand notes	203.4	203.4	—	—	—
Corporate and other debt securities	26.0	26.0	—	—	—
	1,237.9	1,231.8	5.0	(11.1)	(6.1)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	36.2	36.2	0.1	(0.1)	—
	$1,274.1	$1,268.0	$5.1	$(11.2)	$(6.1)
____________

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of June 30, 2017 (in millions):

Fair Value
Due within 1 year	$123.2
Due after 1 year through 5 years	538.1
Due after 5 years through 10 years	247.0
Due after 10 years	329.8
$1,238.1

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $9.6 million, $9.6 million and $208.8 million are included in the "Due after 1 year through 5 years," "Due after 5 years through 10 years," and "Due after 10 years" categories, respectively, in the table above. The significant majority of the held-to-maturity foreign corporate debt securities are due within 2 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized gains/(losses) on investment securities, beginning of period	$0.6	$11.0	$(3.8)	$7.8
Unrealized gains	8.6	6.2	15.4	12.2
Tax expense	(3.1)	(2.3)	(5.5)	(4.4)
Reclassification of gains into "Revenues"	(0.4)	(0.7)	(0.4)	(1.8)
Tax expense related to reclassifications	0.1	0.3	0.1	0.7
Net unrealized gains on investment securities	5.2	3.5	9.6	6.7
Unrealized gains on investment securities, end of period	$5.8	$14.5	$5.8	$14.5

Unrealized gains on hedging activities, beginning of period	$16.8	$3.6	$33.8	$41.4
Unrealized gains/(losses)	(36.0)	20.1	(47.2)	(6.2)
Tax benefit	0.8	0.2	1.0	2.3
Reclassification of gains into "Revenues"	(6.9)	(10.9)	(13.5)	(26.0)
Reclassification of losses into "Interest expense"	0.9	0.9	1.7	1.8
Tax expense/(benefit) related to reclassifications	—	0.4	(0.2)	1.0
Net unrealized gains/(losses) on hedging activities	(41.2)	10.7	(58.2)	(27.1)
Unrealized gains/(losses) on hedging activities, end of period	$(24.4)	$14.3	$(24.4)	$14.3

Foreign currency translation adjustments, beginning of period	$(70.9)	$(68.3)	$(70.7)	$(66.0)
Foreign currency translation adjustments	(2.4)	(0.6)	(2.0)	(3.9)
Tax expense/(benefit)	1.0	(1.2)	0.4	(0.2)
Net foreign currency translation adjustments	(1.4)	(1.8)	(1.6)	(4.1)
Foreign currency translation adjustments, end of period	$(72.3)	$(70.1)	$(72.3)	$(70.1)

Defined benefit pension plan adjustments, beginning of period	$(120.3)	$(125.4)	$(122.1)	$(127.1)
Reclassification of losses into "Cost of services"	2.9	2.6	5.7	5.3
Tax benefit related to reclassifications	(1.1)	(0.9)	(2.1)	(1.9)
Net defined benefit pension plan adjustments	1.8	1.7	3.6	3.4
Defined benefit pension plan adjustments, end of period	$(118.5)	$(123.7)	$(118.5)	$(123.7)
Accumulated other comprehensive loss, end of period	$(209.4)	$(165.0)	$(209.4)	$(165.0)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid

The Company's Board of Directors declared quarterly cash dividends of $0.175 per common share in both the first and second quarters of 2017, representing $164.8 million in total dividends. Of this amount, $81.5 million was paid on June 30, 2017 and $83.3 million was paid on March 31, 2017. The Company's Board of Directors declared quarterly cash dividends of $0.16 per common share in both the first and second quarters of 2016, representing $157.4 million in total dividends. Of this amount, $78.1 million was paid on June 30, 2016 and $79.3 million was paid on March 31, 2016.

On July 12, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.175 per common share payable on September 29, 2017.

Share Repurchases

During the six months ended June 30, 2017 and 2016, 19.0 million and 16.9 million shares were repurchased for $375.0 million and $317.5 million, respectively, excluding commissions, at an average cost of $19.69 and $18.81, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of June 30, 2017, $1.1 billion remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2019. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Derivatives
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2017, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains, net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2017 were as follows (in millions):

Contracts designated as hedges:
Euro	$377.8
British pound	125.5
Canadian dollar	90.7
Australian dollar	48.4
Swiss franc	38.4
Other	82.6
Contracts not designated as hedges:
Euro	$282.5
British pound	71.8
Canadian dollar	68.5
Australian dollar	54.0
Mexican peso	34.0
Indonesian rupiah	29.7
Indian rupee	29.7
Japanese yen	26.4
Other (a)	137.9
____________________

(a)	Comprised of exposures to 19 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company's cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $85.9 million and $89.9 million for the three months ended June 30, 2017 and 2016, respectively, and $169.1 million and $179.3 million for the six months ended June 30, 2017 and 2016, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of June 30, 2017 was approximately $6.0 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of both June 30, 2017 and December 31, 2016. Of this aggregate notional amount held at June 30, 2017, $500.0 million related to notes due in December 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$5.0	$6.7	Other liabilities	$0.4	$—
Foreign currency cash flow hedges	Other assets	11.7	48.4	Other liabilities	22.4	1.2
Total		$16.7	$55.1		$22.8	$1.2
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$277.3	$307.2	Other liabilities	$236.5	$258.3
Foreign currency	Other assets	2.2	3.3	Other liabilities	5.3	2.8
Total		$279.5	$310.5		$241.8	$261.1
Total derivatives		$296.2	$365.6		$264.6	$262.3
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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2017 and December 31, 2016 (in millions):

Offsetting of Derivative Assets

June 30, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$135.2	$—	$135.2	$(117.7)	$17.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	161.0
Total	$296.2

December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$256.3	$—	$256.3	$(146.4)	$109.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.3
Total	$365.6
Offsetting of Derivative Liabilities

June 30, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$203.7	$—	$203.7	$(117.7)	$86.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	60.9
Total	$264.6

December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$152.6	$—	$152.6	$(146.4)	$6.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.7
Total	$262.3

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and six months ended June 30, 2017 and 2016 (in millions):

Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended June 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2017	June 30, 2016	Hedged Item		June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016
Interest rate contracts	Interest expense	$0.7	$4.2	Fixed rate debt	Interest expense	$(0.1)	$(1.6)	Interest expense	$—	$0.1
Total gain/(loss)		$0.7	$4.2			$(0.1)	$(1.6)		$—	$0.1
The following table presents the location and amount of gains/(losses) from fair value hedges for the six months ended June 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		June 30, 2017	June 30, 2016	Hedged Item		June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016
Interest rate contracts	Interest expense	$(0.5)	$15.4	Fixed rate debt	Interest expense	$2.4	$(10.1)	Interest expense	$—	$0.3
Total gain/(loss)		$(0.5)	$15.4			$2.4	$(10.1)		$—	$0.3
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended June 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized		Gain/(Loss) Reclassified			Gain/(Loss) Recognized in Income on
	in OCI on Derivatives		from Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	(Effective Portion)		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016
Foreign currency contracts	$(36.0)	$20.1	Revenues	$6.9	$10.9	Derivative gains, net	$2.6	$1.0
Interest rate contracts (c)	—	—	Interest expense	(0.9)	(0.9)	Interest expense	—	—
Total gain/(loss)	$(36.0)	$20.1		$6.0	$10.0		$2.6	$1.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the six months ended June 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized		Gain/(Loss) Reclassified			Gain/(Loss) Recognized in Income on
	in OCI on Derivatives		from Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	(Effective Portion)		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016
Foreign currency contracts	$(47.2)	$(6.2)	Revenues	$13.5	$26.0	Derivative gains, net	$5.3	$2.7
Interest rate contracts (c)	—	—	Interest expense	(1.7)	(1.8)	Interest expense	—	—
Total gain/(loss)	$(47.2)	$(6.2)		$11.8	$24.2		$5.3	$2.7
Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and six months ended June 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives		2017	2016	2017	2016
Foreign currency contracts (e)	Selling, general and administrative	$(12.1)	$3.1	$(22.3)	$(14.5)
Foreign currency contracts (f)	Derivative gains, net	(0.4)	0.4	(0.5)	(0.8)
Total gain/(loss)		$(12.5)	$3.5	$(22.8)	$(15.3)
 ____________________

(a)
The loss of $0.1 million and $1.6 million in the three months ended June 30, 2017 and 2016, respectively, consisted of a loss in value on the debt of $0.7 million and $4.3 million, respectively, and amortization of hedge accounting adjustments of $0.6 million and $2.7 million, respectively. The gain/(loss) of $2.4 million and $(10.1) million in the six months ended June 30, 2017 and 2016, respectively, consisted of a gain/(loss) in value on the debt of $0.5 million and $(15.7) million, respectively, and amortization of hedge accounting adjustments of $1.9 million and $5.6 million, respectively.

(b)
The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(c)
The Company uses derivatives to hedge the forecasted issuance of fixed-rate debt and records the effective portion of the derivatives' fair value in "Accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets. These amounts are reclassified to "Interest expense" in the Condensed Consolidated Statements of Income over the life of the related notes.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income, were $10.4 million and $(9.7) million for the three months ended June 30, 2017 and 2016, respectively, and $20.8 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

An accumulated other comprehensive pre-tax loss of $7.9 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2017. Approximately $3.3 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of June 30, 2017. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Commercial paper (a)	$445.0	$—
Notes:
2.875% notes due 2017 (b)	500.0	500.0
3.650% notes (effective rate of 4.7%) due 2018	400.0	400.0
3.350% notes due 2019 (b)	250.0	250.0
5.253% notes due 2020 (b)	324.9	324.9
3.600% notes (effective rate of 3.8%) due 2022 (c)	400.0	—
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term Loan Facility borrowings (effective rate of 2.6%)	575.0	575.0
Total borrowings at par value	3,644.9	2,799.9
Fair value hedge accounting adjustments, net (d)	2.0	4.4
Unamortized discount and debt issuance costs	(19.5)	(18.2)
Total borrowings at carrying value (e)	$3,627.4	$2,786.1
____________________

(a)
Pursuant to the Company's commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company's Revolving Credit Facility in excess of $150 million. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company's commercial paper borrowings as of June 30, 2017 had a weighted-average annual interest rate of approximately 1.4% and a weighted-average term of approximately 3 days.

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

(e)	As of June 30, 2017, the Company’s weighted-average effective rate on total borrowings was approximately 4.0%.

The following summarizes the Company's maturities of notes at par value as of June 30, 2017 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	678.7
Due after 2 years through 3 years	353.6
Due after 3 years through 4 years	517.6
Due after 4 years through 5 years	400.0
Due after 5 years	750.0

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Income Taxes

The Company's effective tax rates on pre-tax income were 9.7% and 7.6% for the three months ended June 30, 2017 and 2016, respectively, and 17.4% and 11.1% for the six months ended June 30, 2017 and 2016, respectively. The increase in the Company's effective tax rate for the three months ended June 30, 2017 compared to the prior period reflects fewer discrete benefits in the current period, partially offset by lower tax expense arising from the related effects in the current period of the discrete tax expense recognized during the first quarter of 2017 from changes in internal ownership of certain international subsidiaries within the consolidated group. The impact of the international ownership changes is expected to continue to result in lower taxes for the remainder of the year. The increase in the Company's effective tax rate for the six months ended June 30, 2017 compared to the prior period was due to various discrete tax effects, including impacts from changes in the internal ownership of certain of the Company’s international subsidiaries within the consolidated group during the first quarter of 2017 described earlier, partially offset by one-time tax planning benefits. For both the three and six months ended June 30, 2017, the increase in the effective tax rate was also impacted by the state regulator matter accrual discussed in Note 5, for which no tax benefit is currently recorded, and changes in the tax contingency and other reserves in the prior period, partially offset by an increase in lower-taxed foreign earnings compared to higher-taxed earnings. The Company currently expects that approximately 107% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2017. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2017 and December 31, 2016 was $354.3 million and $352.0 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $347.4 million and $343.3 million as of June 30, 2017 and December 31, 2016, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $0.5 million and $3.2 million of interest and penalties during the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $2.5 million during the six months ended June 30, 2017 and 2016, respectively. The Company has accrued $24.3 million and $22.5 million for the payment of interest and penalties as of June 30, 2017 and December 31, 2016, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of June 30, 2017. A substantial majority of these payments were made in the year ended December 31, 2012. The Company expects to pay most or all of the remaining amount in 2017. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments and adjusted its reserves accordingly. The Company anticipates concluding the matters related to these years in 2017.

As of June 30, 2017, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $6.9 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12. Stock Compensation Plans
For the three and six months ended June 30, 2017, the Company recognized stock-based compensation expense of $10.9 million and $24.0 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and bonus/deferred stock units in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2016, the Company recognized stock-based compensation expense of $9.7 million and $22.0 million, respectively.
During the six months ended June 30, 2017, the Company granted 0.4 million options at a weighted-average exercise price of $19.99 and 3.2 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $17.66. As of June 30, 2017, the Company had 7.9 million outstanding options at a weighted-average exercise price of $17.61, of which 6.6 million options were exercisable at a weighted-average exercise price of $17.39. The Company had 8.0 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $17.31 as of June 30, 2017. The majority of stock units do not provide for the payment of dividend equivalents. For those units, their value is reduced by the net present value of the foregone dividend equivalent payments.

13. Segments

As further described in Note 1, the Company made changes to its operating and reportable segments in the second quarter of 2017, and the historical Consumer-to-Business operating segment is no longer a separate operating segment. The Company currently consists of two reportable segments: Consumer-to-Consumer and Business Solutions. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company's CODM in deciding where to allocate resources and in assessing performance.

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
All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily includes the Company's electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations and which were previously reported in the historical Consumer-to-Business operating segment, and the Company's money order and other services.

Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

Expenses related to the state regulator matter for the three and six months ended June 30, 2017 and the Joint Settlement Agreement expenses for the three and six months ended June 30, 2016 were not allocated to the segments, as shown in the table below. While these items were identifiable to the Company's Consumer-to-Consumer segment, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation, beginning in the fourth quarter of 2016. For additional information on the state regulator matter and the Joint Settlement Agreements, see Note 5.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business transformation expenses for the three and six months ended June 30, 2017 and 2016 were also not allocated to the segments. While certain of these items were identifiable to the Company's segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation, beginning in the fourth quarter of 2016. For additional information on business transformation related activities, see Note 3.

The following table presents the Company's reportable segment results for the three and six months ended June 30, 2017 and 2016 (in millions). Results for the three and six months ended June 30, 2016 have been adjusted to conform to the changes in reportable segments discussed earlier in Note 1. Segment results for the three and six months ended June 30, 2016 have been adjusted to exclude the Joint Settlement Agreements and business transformation expenses and conform to the presentation for the three and six months ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Consumer-to-Consumer	$1,087.3	$1,095.8	$2,102.3	$2,113.2
Business Solutions	96.6	100.8	190.2	200.0
Other (a)	195.0	179.1	388.8	360.2
Total consolidated revenues	$1,378.9	$1,375.7	$2,681.3	$2,673.4
Operating income:
Consumer-to-Consumer	$269.9	$251.9	$497.5	$483.2
Business Solutions	5.3	5.2	7.6	7.6
Other (a)	23.6	20.3	47.5	45.2
Total segment operating income	298.8	277.4	552.6	536.0
State regulator matter accrual (Note 5)	(49.0)	—	(49.0)	—
Joint Settlement Agreements (Note 5)	—	(15.0)	—	(15.0)
Business transformation expenses (Note 3)	(35.0)	(2.1)	(49.3)	(2.1)
Total consolidated operating income	$214.8	$260.3	$454.3	$518.9
____________

(a)	Other consists primarily of the Company's bill payments businesses in the United States and Argentina.

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
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including electronic, mobile and Internet-based services, card associations, and card-based payment providers, and with digital currencies and related protocols, and other innovations in technology and business models; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; cessation of or defects in various services provided to us by third-party vendors; mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the failure to realize anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill; failure to manage credit and fraud risks presented by our agents, clients and consumers; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services; decisions to change our business mix; changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies; adverse rating actions by credit rating agencies; our ability to realize the anticipated benefits from business transformation, productivity and cost-savings, and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims; our ability to attract and retain qualified key employees and to manage our workforce successfully; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States, the European Union and globally, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with the settlement agreements with the United States Department of Justice, certain United States Attorney's Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the "Joint Settlement Agreements") and the potential resolution of a matter with the New York Department of Financial Services; the impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities related to consumer protection; liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory actions, including costs, expenses, settlements and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security; effects of unclaimed property laws; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations or industry standards affecting our business; and (iii) other events, such as: adverse tax consequences from our spin-off from First Data Corporation; catastrophic events; and management's ability to identify and manage these and other risks.
Overview
We are a leading provider of money movement and payment services, operating in two business segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. Our multi-currency money transfer service is viewed by us as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers and, in certain countries, intra-country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.

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

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily includes our electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations and which were previously reported in the historical Consumer-to-Business operating segment, and our money order and other services, in addition to costs for the review and closing of acquisitions. Additional information on our reportable segments is further described in the Segment Discussion below.
Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2017 compared to the same periods in 2016. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided. Beginning in the first quarter of 2017, we have reported total "Revenues" in our Condensed Consolidated Statements of Income for all periods presented and will no longer present the subcaptions previously reported, including "Transaction fees," "Foreign exchange revenues," and "Other revenues."

Our revenues and operating income for the three and six months ended June 30, 2017 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the three and six months ended June 30, 2017 of $29.0 million and $59.1 million, respectively, and negatively impacted operating income by $6.9 million and $21.9 million, respectively, relative to the corresponding periods in the prior year. Additionally, our operating income for the three and six months ended June 30, 2017 was negatively impacted by a $49 million accrual related to a state regulator matter described further in Part I, Item 1, Financial Statements, Note 5, “Commitments and Contingencies.”

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	% Change	2017	2016	% Change
Revenues	$1,378.9	$1,375.7	0%	$2,681.3	$2,673.4	0%
Expenses:
Cost of services	842.9	821.9	3%	1,643.4	1,601.3	3%
Selling, general and administrative	321.2	293.5	9%	583.6	553.2	6%
Total expenses	1,164.1	1,115.4	4%	2,227.0	2,154.5	3%
Operating income	214.8	260.3	(18)%	454.3	518.9	(12)%
Other income/(expense):
Interest income	1.4	0.7	78%	2.5	1.6	54%
Interest expense	(35.7)	(41.0)	(13)%	(67.0)	(81.5)	(18)%
Derivative gains, net	2.2	1.4	(a)	4.8	1.9	(a)
Other income/(expense), net	1.7	1.1	(a)	2.9	(0.9)	(a)
Total other expense, net	(30.4)	(37.8)	(20)%	(56.8)	(78.9)	(28)%
Income before income taxes	184.4	222.5	(17)%	397.5	440.0	(10)%
Provision for income taxes	17.9	16.9	5%	69.3	48.7	42%
Net income	$166.5	$205.6	(19)%	$328.2	$391.3	(16)%
Earnings per share:
Basic	$0.35	$0.42	(17)%	$0.69	$0.79	(13)%
Diluted	$0.35	$0.42	(17)%	$0.69	$0.79	(13)%
Weighted-average shares outstanding:
Basic	469.4	490.3		474.6	495.1
Diluted	472.0	493.0		477.7	498.1
____________

(a)	Calculation not meaningful.

Revenues overview

Transaction volume is the primary generator of revenue in our businesses. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money or make payments. Consumer-to-Consumer revenues vary by transaction based upon send and receive locations and the principal amount sent. Additionally, in certain consumer money transfer, bill payment, and Business Solutions transactions involving different send and receive currencies, we generate revenues based on the difference between the exchange rate set by us to the consumer or business and the rate available in the wholesale foreign exchange market.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2017 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2017	2016	% Change	2017	2016	% Change
Revenues, as reported - (GAAP)	$1,378.9	$1,375.7	0%	$2,681.3	$2,673.4	0%
Foreign currency impact (a)			2%			3%
Revenue change, constant currency adjusted - (Non-GAAP)			2%			3%

(a)
The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $29.0 million and $59.1 million, respectively, for the three and six months ended June 30, 2017 when compared to foreign currency rates in the corresponding periods in the prior year.

For the three and six months ended June 30, 2017, GAAP revenues remained flat when compared to the corresponding periods in the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% and 3% for the three and six months ended June 30, 2017, respectively. The increase in non-GAAP revenues constant currency adjusted was the result of transaction growth in our Consumer-to-Consumer segment of 3% for both the three and six months ended June 30, 2017 and growth in our Argentina cash-based and United States electronic bill payments services.

We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded. Foreign currency hedges benefited GAAP revenues by $6.9 million and $13.5 million for the three and six months ended June 30, 2017, respectively.

Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection, including related to the Joint Settlement Agreements described further in Part I, Item 1, Financial Statements, Note 5, "Commitments and Contingencies," the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States, and other matters. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and six months ended June 30, 2017. Cost of services increased for both the three and six months ended June 30, 2017 compared to the corresponding periods in the prior year due to severance and related employee benefits and other expenses related to a business transformation initiative referred to as the WU Way, as further discussed below, and increased bank fees, primarily in our growing United States electronic bill payments services, partially offset by a decrease in agent commissions.

Selling, general and administrative

Selling, general and administrative expenses increased for both the three and six months ended June 30, 2017 compared to corresponding periods in the prior year due to the state regulator matter accrual of $49 million discussed above and consulting service fees, severance and related employee benefits, and other expenses related to the WU Way, partially offset by the $15 million accrual related to the Joint Settlement Agreements that was recorded in the second quarter of 2016 and reductions in marketing expenses. Additionally, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

Total other expense, net
For the three and six months ended June 30, 2017, compared to the corresponding periods in the prior year, total other expense, net decreased primarily due to lower interest expense related to a decrease in the weighted-average effective interest rate on our debt.

Income taxes

Our effective tax rates on pre-tax income were 9.7% and 7.6% for the three months ended June 30, 2017 and 2016, respectively, and 17.4% and 11.1% for the six months ended June 30, 2017 and 2016, respectively. The increase in our effective tax rate for the three months ended June 30, 2017 compared to the prior period reflects fewer discrete benefits in the current period, partially offset by lower tax expense arising from the related effects in the current period of the discrete tax expense recognized during the first quarter of 2017 from changes in internal ownership of certain international subsidiaries within the consolidated group. The impact of the international ownership changes is expected to continue to result in lower taxes for the remainder of the year. The increase in our effective tax rate for the six months ended June 30, 2017 compared to the prior period was due to various discrete tax effects, including impacts from changes in the internal ownership of certain of our international subsidiaries within the consolidated group during the first quarter of 2017 described earlier, partially offset by one-time tax planning benefits. For both the three and six months ended June 30, 2017, the increase in the effective tax rate was also impacted by the state regulator matter accrual discussed in Part I, Item 1, Financial Statements, Note 5, "Commitments and Contingencies," for which no tax benefit is currently recorded, and changes in the tax contingency and other reserves in the prior period, partially offset by an increase in lower-taxed foreign earnings compared to higher-taxed earnings.

We continue to benefit from a significant proportion of profits being foreign-derived and generally taxed at lower rates than our combined federal and state tax rates in the United States. We currently expect that approximately 107% of our pre-tax income will be derived from foreign sources for the year ending December 31, 2017. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2017, the total amount of tax contingency reserves was $371.0 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended June 30, 2017 and 2016, both basic and diluted earnings per share were $0.35 and $0.42, respectively. During the six months ended June 30, 2017 and 2016, both basic and diluted earnings per share were $0.69 and $0.79, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2017 and 2016, there were 3.0 million and 3.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the six months ended June 30, 2017 and 2016, there were 2.7 million and 4.6 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share for both the three and six months ended June 30, 2017 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions.

Leadership and organizational structure changes within the Company have impacted how the Chief Operating Decision Maker (“CODM”) manages the Company, resulting in changes to the operating and reportable segments in the second quarter of 2017. Prior to these changes, we had organized the business into the following operating segments: Consumer-to-Consumer, Consumer-to-Business, and Business Solutions. As a result of these leadership and organizational structure changes, the components of the historical Consumer-to-Business operating segment have been divided between two executives, with the majority of our cash-based bill payments services under one executive and the majority of our electronic-based bill payments services under the other executive. The CODM allocates resources and assesses performance using discrete information for these separate components, neither of which is material from either a quantitative or qualitative perspective. Accordingly, we no longer report a separate Consumer-to-Business operating segment, and no new reportable segments result from the impact of these changes. The cash-based and electronic-based bill payments services are therefore included in "Other" along with other businesses and services not classified in the Consumer-to-Consumer or Business Solutions segments. This new operating segment structure is based upon the financial information provided to the CODM for decision-making and is consistent with our overall business strategy. Segment results for the three and six months ended June 30, 2016 in the discussion and tables below have been adjusted to conform to these changes in reportable segments.

We accrued $49 million related to the state regulator matter during the second quarter of 2017, and $15 million related to the Joint Settlement Agreements during the second quarter of 2016. While these expenses were identifiable to our Consumer-to-Consumer segment, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation, beginning in the fourth quarter of 2016. For additional information on the state regulator matter accrual and the Joint Settlement Agreements, see Note 5 in Part I, Item 1, Financial Statements.

We incurred expenses related to the WU Way of $35.0 million and $2.1 million during the three months ended June 30, 2017 and 2016, respectively, and $49.3 million and $2.1 million during the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, a majority of these expenses related to severance and related employee benefits. We expect to incur further severance, consulting service fees, and other implementation costs, such as training, relocation, travel, and other costs related to the initiative, throughout 2017. While certain items related to the initiative were identifiable to our segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation, beginning in the fourth quarter of 2016. For additional information on this business transformation initiative, see Note 3 in Part I, Item 1, Financial Statements.

Segment results for the three and six months ended June 30, 2016 have been adjusted to exclude the Joint Settlement Agreements and business transformation expenses and conform to the presentation for the three and six months ended June 30, 2017.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consumer-to-Consumer	79%	80%	78%	79%
Business Solutions	7%	7%	7%	8%
Other	14%	13%	15%	13%
	100%	100%	100%	100%

Consumer-to-Consumer Segment

The table below sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2017	2016	% Change	2017	2016	% Change
Revenues	$1,087.3	$1,095.8	(1)%	$2,102.3	$2,113.2	(1)%
Operating income	$269.9	$251.9	7%	$497.5	$483.2	3%
Operating income margin	25%	23%		24%	23%
Key indicator:
Consumer-to-Consumer transactions	69.9	67.7	3%	135.2	131.4	3%

We view our Consumer-to-Consumer money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include our online money transfer services initiated through Western Union branded websites ("westernunion.com") in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment. Due to leadership and organizational structure changes within the Company, the regions within this segment were reorganized as of January 1, 2017:

Region Description	Former Region Description	Significant Changes
North America (United States and Canada) ("NA")	North America	Excludes Mexico
Europe and Russia/CIS ("EU & CIS")	Europe and CIS	None
Middle East, Africa, and South Asia ("MEASA")	Middle East and Africa	Includes India and certain other South Asian countries (a)
East Asia and Oceania ("APAC")	Asia Pacific	Excludes India and certain other South Asian countries (a)
Latin America and the Caribbean ("LACA")	Latin America and the Caribbean	Includes Mexico

(a)	These other South Asian countries include Bangladesh, Bhutan, Maldives, Nepal, and Sri Lanka.

Regional results for the three and six months ended June 30, 2016 have been adjusted to reflect the reorganization of the regions and to conform to the 2017 presentation.

The geographic split for transactions and revenue in the table that follows, including transactions initiated through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Prior to January 1, 2017, for transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. Therefore, regional results for the three and six months ended June 30, 2016 have also been adjusted to attribute the transactions and revenue entirely to the region where the transaction was initiated. Included in each region's transaction and revenue percentages in the tables below are transactions initiated through westernunion.com for the three and six months ended June 30, 2017 and 2016, respectively. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are initiated through westernunion.com.

The table below sets forth revenue and transaction changes by geographic region compared to the corresponding periods in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)
Consumer-to-Consumer regional growth/(decline):
NA	3%	0%	3%	4%	3%	(1)%	4%	4%
EU & CIS	(2)%	(4)%	2%	7%	(2)%	(5)%	3%	8%
MEASA	(12)%	(1)%	(11)%	(10)%	(13)%	(2)%	(11)%	(13)%
APAC	(4)%	(2)%	(2)%	(1)%	(3)%	(2)%	(1)%	(2)%
LACA	21%	(1)%	22%	16%	23%	0%	23%	16%
Total Consumer-to-Consumer growth/(decline):	(1)%	(2)%	1%	3%	(1)%	(3)%	2%	3%

westernunion.com (b)	21%	(2)%	23%	25%	23%	(2)%	25%	26%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior periods.

(b)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	37%	36%	37%	36%
EU & CIS	31%	31%	30%	31%
MEASA	16%	18%	17%	19%
APAC	8%	8%	8%	8%
LACA	8%	7%	8%	6%

Westernunion.com, which is included in the regional percentages above, represented approximately 9% of our Consumer-to-Consumer revenue for both the three and six months ended June 30, 2017. Westernunion.com represented approximately 8% of our Consumer-to-Consumer revenue for both the three and six months ended June 30, 2016.

Our consumers transferred $20.4 billion in Consumer-to-Consumer principal for both of the three month periods ended June 30, 2017 and 2016, of which $18.7 billion and $18.5 billion, respectively, related to cross-border principal, for the corresponding periods described above. Our consumers transferred $39.5 billion in Consumer-to-Consumer principal for both of the six month periods ended June 30, 2017 and 2016, of which $36.0 billion and $35.8 billion, respectively, related to cross-border principal, for the corresponding periods described above.
Revenues
Consumer-to-Consumer money transfer revenue decreased 1% on transaction growth of 3% for both the three and six months ended June 30, 2017, compared to the corresponding periods in the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by $20.8 million and $44.9 million, or 2% and 3%, for the three and six months ended June 30, 2017, respectively, relative to the corresponding periods in the prior year. Foreign currency hedges benefited revenues by $6.9 million and $13.5 million for the three and six months ended June 30, 2017. Constant currency revenue growth and transaction growth was driven primarily by continued growth in westernunion.com. Consumer-to-Consumer money transfer revenue was positively impacted by net price increases of 1% for the six months ended June 30, 2017.
Our NA region experienced increased revenue of 3% for both the three and six months ended June 30, 2017, compared to the corresponding periods in the prior year, and transaction growth of 4% for both the three and six months ended June 30, 2017. The increase in revenue for the three and six months ended June 30, 2017 was primarily due to transaction growth in our United States outbound services, including our United States to Latin America corridors. Revenue for the three and six months ended June 30, 2017 was negatively impacted by price reductions for money transfers sent and received within the United States.
Our EU & CIS region experienced decreased revenue of 2% for both the three and six months ended June 30, 2017, compared to the corresponding periods in the prior year, and transaction growth of 7% and 8%, respectively. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 4% and 5% for the three and six months ended June 30, 2017, respectively. The region also experienced growth in lower priced transactions in Russia for the three and six months ended June 30, 2017. Additionally, revenue for the six months ended June 30, 2017 was positively impacted by price increases.
Our MEASA region experienced decreased revenue of 12% and 13% for the three and six months ended June 30, 2017, compared to the corresponding periods in the prior year, and transaction declines of 10% and 13%, respectively. Declines in transactions from oil-producing countries negatively impacted revenue growth. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 1% and 2% for the three and six months ended June 30, 2017, respectively.

Our APAC region experienced decreased revenue of 4% and 3% for the three and six months ended June 30, 2017, compared to the corresponding periods in the prior year, and transaction declines of 1% and 2%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% for both the three and six months ended June 30, 2017.

Our LACA region experienced increased revenue of 21% and 23% for the three and six months ended June 30, 2017, compared to the corresponding periods in the prior year, respectively, and transaction growth of 16% for both the three and six months ended June 30, 2017. The increase in revenue was primarily due to growth in Argentina and in other South American countries.

We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently.

Operating income
Consumer-to-Consumer operating income increased 7% and 3% during the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in the prior year. Results for the three and six months ended June 30, 2017 benefited from reductions in marketing expenses and a decrease in agent commissions. Additionally, the six months ended June 30, 2017 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies. Operating margins in the segment were also impacted by these factors.

Business Solutions Segment

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2017	2016	% Change	2017	2016	% Change
Revenues	$96.6	$100.8	(4)%	$190.2	$200.0	(5)%
Operating income	$5.3	$5.2	1%	$7.6	$7.6	0%
Operating income margin	5%	5%		4%	4%

Revenues
For the three and six months ended June 30, 2017, compared to the corresponding periods in the prior year, Business Solutions revenue decreased 4% and 5%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 3% for both the three and six months ended June 30, 2017. Additionally, the termination of a partner contract effective during the fourth quarter of 2016 negatively impacted revenue as compared to the prior period.

Operating income
For the three and six months ended June 30, 2017, operating income increased slightly and remained flat compared to the corresponding periods in the prior year, respectively, due to a reduction in amortization expense, offset by increased information technology expenses.

Other

The following table sets forth Other results for the three and six months ended June 30, 2017 and 2016. Other primarily includes our electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2017	2016	% Change	2017	2016	% Change
Revenues	$195.0	$179.1	9%	$388.8	$360.2	8%
Operating income	$23.6	$20.3	16%	$47.5	$45.2	5%
Operating income margin	12%	11%		12%	13%

Revenues
For the three and six months ended June 30, 2017, compared to the corresponding periods in the prior year, Other revenue increased 9% and 8%, respectively. This was primarily due to growth in our United States electronic bill payments and Argentina cash-based bill payments. The strengthening of the United States dollar against the Argentine peso negatively impacted our Other revenue growth by 3% and 2%, for the three and six months ended June 30, 2017, respectively.

Operating income
For the three and six months ended June 30, 2017, Other operating income increased compared to the corresponding periods in the prior year due to the revenue increase described above and information technology efficiencies, partially offset by increased bank fees in our United States electronic bill payments. For the six months ended June 30, 2017 as compared to the prior period, bank fees in our United States electronic bill payments were impacted by increased credit card usage from our customers and changes in customer mix. The changes in operating margins were also due to these factors.

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

We have the capacity to borrow up to $1.65 billion in the aggregate under our Revolving Credit Facility, which supports borrowings under our $1.5 billion commercial paper program and expires in September 2020. As of June 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility and $445 million in borrowings on the commercial paper program.

Cash and Investment Securities

As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $1.1 billion and $0.9 billion, respectively. Approximately $700 million was held by our foreign entities as of both June 30, 2017 and December 31, 2016. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within "Settlement assets," were $1.2 billion as of both June 30, 2017 and December 31, 2016 and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2017, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash (used in)/provided by operating activities decreased to $(24.0) million during the six months ended June 30, 2017, from $485.6 million in the comparable period in the prior year. Cash used in operating activities for the six months ended June 30, 2017 was impacted by cash payments of $591 million due under the Joint Settlement Agreements, in addition to payments related to our business transformation initiative, as discussed in Part I, Item 1, Financial Statements, Note 3, "Business Transformation Expenses." Cash provided by operating activities is also impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors. For the year ending December 31, 2017, we expect that cash provided by operating activities will continue to be negatively impacted by payments related to our business transformation initiative, and could be impacted by anticipated tax payments to the IRS, as discussed in Part I, Item 1, Financial Statements, Note 11, "Income Taxes."

Financing Resources

On March 15, 2017, we issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022 ("2022 Notes"). We used the net proceeds from the sale of the notes for general corporate purposes, including to fund a portion of the payments due under the Joint Settlement Agreements. Interest with respect to the 2022 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017, based on the per annum rate of 3.600%. The interest rate payable on the 2022 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2022 Notes exceed 5.60% per annum. The interest rate payable on the 2022 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.600% per annum. The 2022 Notes are subject to covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, and limit or restrict our ability and certain of our subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. We may redeem the 2022 Notes at any time prior to February 15, 2022 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. We may redeem the 2022 Notes at any time after February 15, 2022 at a price equal to par, plus accrued interest.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of the three and six months ended June 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of June 30, 2017, we had $445.0 million of commercial paper borrowings outstanding with a weighted-average rate of approximately 1.4% and a weighted-average term of approximately 3 days. During the six months ended June 30, 2017, the average commercial paper balance outstanding was $117.1 million and the maximum balance outstanding was $610.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

As of June 30, 2017, we have outstanding borrowings at par value of $3,644.9 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2017 to 2040.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $75.3 million and $108.7 million for the six months ended June 30, 2017 and 2016, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the six months ended June 30, 2017 and 2016, 19.0 million and 16.9 million shares were repurchased for $375.0 million and $317.5 million, respectively, excluding commissions, at an average cost of $19.69 and $18.81, respectively. As of June 30, 2017, $1.1 billion remained available under the share repurchase authorization approved by our Board of Directors through December 31, 2019.

Our Board of Directors declared quarterly cash dividends of $0.175 per common share in both the first and second quarters of 2017, representing $164.8 million in total dividends.

On July 12, 2017, our Board of Directors declared a quarterly cash dividend of $0.175 per common share payable on September 29, 2017.

Debt Service Requirements

Our 2017 and future debt service requirements will include payments on all outstanding indebtedness including any borrowings under our commercial paper program. In December 2017, our 2017 Notes of $500.0 million will mature. We plan to fund this maturity by refinancing a portion of this debt before the notes come due and repaying a portion using our cash balances.

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

Other Commercial Commitments

We had approximately $210 million in outstanding letters of credit and bank guarantees as of June 30, 2017 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2022, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of June 30, 2017, our total amount of unrecognized income tax benefits was $378.6 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2016, for which there were no material changes, included:

•	Income taxes

•	Derivative financial instruments

•	Other intangible assets

•	Goodwill

•	Legal contingencies
In our Annual Report on Form 10-K, we disclosed that our Business Solutions reporting unit was at an increased risk for future impairment charges due to its sensitivity to changes in projections for revenue growth rates and EBITDA margins, as well as changes in United States and foreign income tax rates, which impact the value of our cash flow management and liquidity strategies facilitated through the Business Solutions reporting unit, and could experience a decline in estimated fair value of approximately 15% as of the October 1, 2016 testing date before triggering an impairment of goodwill. As of June 30, 2017, the Business Solutions reporting unit, which had $996 million of goodwill, remains at an increased risk for future impairment charges and the reporting unit will continue to be closely monitored throughout 2017.

Risk Management

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the substantial majority of our agents in United States dollars, euros, or Mexican pesos, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer, bill payment and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

As of December 31, 2016, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million based on our 2017 forecast of unhedged exposure to foreign currency at that date. As of June 30, 2017, the exposure for the next twelve months is not materially different based on our forecast of unhedged exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest bearing assets, with a total value as of June 30, 2017 of $2.6 billion. Approximately $1.8 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of June 30, 2017, a total of $975.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR. Additionally, interest on $575 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points, and borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of June 30, 2017, our weighted-average effective rate on total borrowings was approximately 4.0%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $20 million based on borrowings, net of the impact of hedges, on June 30, 2017 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2017 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $18 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2017, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.

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
August 3, 2017

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

The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, eight of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and one of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section in Part I, Item 1, Financial Statements, Note 5, "Commitments and Contingencies." The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On April 21, 2017, defendants filed a motion to dismiss the second amended derivative complaint. On June 9, 2017, plaintiffs filed an opposition to defendants’ motion to dismiss the second amended derivative complaint. On July 14, 2017, defendants filed a reply in support of the motion to dismiss.

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

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 27, 2017, the Court granted Speedpay’s summary judgment motion, entered judgment in favor of Speedpay and ordered the Court clerk to close the case. On July 5, 2017, Pincus filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit.

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

On March 27, 2017, plaintiffs in the Martin Herman, Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust, and UA Local 13 Pension Fund actions filed motions to consolidate the three cases and to be appointed lead plaintiff. On May 3, 2017, the Court granted the motion to consolidate.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. The Company expects that WUPSIL will be required to guarantee or provide security to cover the alleged victim losses plus potential interest and other costs. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter.

On March 31, 2017, the Company received a request for the production of documents from the New York Department of Financial Services (the “NYDFS”), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. The Company complied with all requests and produced all requested documents to the NYDFS. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period give the NYDFS a basis to take additional enforcement action.  The NYDFS proposed a resolution of the matter involving, among other things, a payment to the NYDFS.  The Company is continuing to engage in discussions with the NYDFS in an effort to reach an appropriate resolution of this matter.  Due to the stage and nature of the discussions, the Company has accrued $49 million toward a possible resolution of this matter.  However, there is no certainty that the Company will be able to resolve this matter for this amount. If the matter is not settled and proceeds to civil litigation, the NYDFS would seek to impose fines, damages, or other regulatory consequences.  Resolution of this matter could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.  If the NYDFS files a complaint against the Company, the Company intends to defend itself vigorously.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, except as described below.

Western Union is the subject of consent agreements with or enforcement actions by regulators.

As further described under Part I, Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company recently entered into Joint Settlement Agreements with the DOJ, certain United States Attorney's Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company is required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers. The Joint Settlement Agreements also require the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. The changes in the Company’s compliance program required by these agreements will have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company could also face actions from other regulators as a result of the Joint Settlement Agreements.  For example, as further described in Part I, Item 1, Financial Statements, Note 5, “Commitments and Contingencies” and Part II, Item 1, Legal Proceedings of this Form 10-Q, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period give the NYDFS a basis to take additional enforcement action. In addition, if the Company fails to comply with the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Western Union is the subject of litigation, including purported class action litigation, and regulatory actions, which could result in material settlements, judgments, fines or penalties.

As a company that provides global financial services primarily to consumers, we are subject to litigation, including purported class action litigation, and regulatory actions alleging violations of consumer protection, anti-money laundering, securities laws and other laws, both foreign and domestic. We also are subject to claims asserted by consumers based on individual transactions. There can be no guarantee that we will be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement, any of which could occur or intensify as a result of the Joint Settlement Agreements, are likely to continue to result in changes to our business, as well as increased costs, supervision and examination for both ourselves and our agents and subagents. For example, as further described in Part I, Item 1, Financial Statements, Note 5, “Commitments and Contingencies” and Part II, Item 1, Legal Proceedings of this Form 10-Q, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period give the NYDFS a basis to take additional enforcement action.  These developments in turn may result in additional litigation, or other actions. For more information, please see Part I, Item 3, Legal Proceedings and Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
April 1 - 30	776,005	$19.72	764,638	$1,190.5
May 1 - 31	3,958,707	$19.24	3,955,488	$1,114.4
June 1 - 30	3,093,456	$19.17	3,070,275	$1,055.5
Total	7,828,168	$19.26	7,790,401
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $1.1 billion remained available as of June 30, 2017. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See "Exhibit Index" for documents filed or furnished herewith and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

Date:	August 3, 2017	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2017	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2017	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Final Order Accepting Monitor's Final Report of the Secondary Recommendations Term and Concluding Matter Issued June 9, 2017 by the Honorable Warren Granville, Maricopa County Superior Court Judge (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017 and incorporated by reference thereto)

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