Form 10-Q
period 2017-09-30
Western Union CO
filed 2017-11-02
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of October 31, 2017, 459,292,417 shares of the registrant's common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$1,404.7	$1,377.8	$4,086.0	$4,051.2
Expenses:
Cost of services	841.1	822.9	2,484.5	2,424.2
Selling, general and administrative	292.0	276.6	875.6	829.8
Total expenses	1,133.1	1,099.5	3,360.1	3,254.0
Operating income	271.6	278.3	725.9	797.2
Other income/(expense):
Interest income	1.3	1.1	3.8	2.7
Interest expense	(37.2)	(41.4)	(104.2)	(122.9)
Derivative gains, net	2.0	0.3	6.8	2.2
Other income, net	1.5	1.7	4.4	0.8
Total other expense, net	(32.4)	(38.3)	(89.2)	(117.2)
Income before income taxes	239.2	240.0	636.7	680.0
Provision for income taxes	3.6	23.1	72.9	71.8
Net income	$235.6	$216.9	$563.8	$608.2
Earnings per share:
Basic	$0.51	$0.45	$1.20	$1.24
Diluted	$0.51	$0.44	$1.19	$1.23
Weighted-average shares outstanding:
Basic	462.8	487.0	470.6	492.4
Diluted	465.4	490.3	473.6	495.5
Cash dividends declared per common share	$0.175	$0.16	$0.525	$0.48

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$235.6	$216.9	$563.8	$608.2
Other comprehensive loss, net of tax (Note 8):
Unrealized gains/(losses) on investment securities	0.5	(2.1)	10.1	4.6
Unrealized losses on hedging activities	(17.3)	(12.1)	(75.5)	(39.2)
Foreign currency translation adjustments	(4.1)	0.6	(5.7)	(3.5)
Defined benefit pension plan adjustments	2.0	1.7	5.6	5.1
Total other comprehensive loss	(18.9)	(11.9)	(65.5)	(33.0)
Comprehensive income	$216.7	$205.0	$498.3	$575.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,034.7	$877.5
Settlement assets	3,947.0	3,749.1
Property and equipment, net of accumulated depreciation of $654.7 and $600.0, respectively	211.9	220.5
Goodwill	3,161.1	3,162.0
Other intangible assets, net of accumulated amortization of $1,021.7 and $958.2, respectively	601.1	664.2
Other assets	917.8	746.3
Total assets	$9,873.6	$9,419.6
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities (Note 5)	$590.5	$1,129.6
Settlement obligations	3,947.0	3,749.1
Income taxes payable	464.5	407.3
Deferred tax liability, net	140.9	85.9
Borrowings	3,533.4	2,786.1
Other liabilities	487.9	359.4
Total liabilities	9,164.2	8,517.4

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 459.3 shares and 481.5 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4.6	4.8
Capital surplus	685.2	640.9
Retained earnings	247.9	419.3
Accumulated other comprehensive loss	(228.3)	(162.8)
Total stockholders' equity	709.4	902.2
Total liabilities and stockholders' equity	$9,873.6	$9,419.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$563.8	$608.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57.5	55.0
Amortization	139.6	142.9
Other non-cash items, net	130.3	62.0
Increase/(decrease) in cash resulting from changes in:
Other assets	(35.6)	(41.8)
Accounts payable and accrued liabilities (Note 5)	(538.4)	(50.2)
Income taxes payable	57.6	25.6
Other liabilities	48.3	20.2
Net cash provided by operating activities	423.1	821.9
Cash flows from investing activities
Capitalization of contract costs	(46.2)	(85.9)
Capitalization of purchased and developed software	(27.4)	(39.7)
Purchases of property and equipment	(48.9)	(51.4)
Purchases of non-settlement related investments and other	(191.6)	(44.1)
Proceeds from maturity of non-settlement related investments and other	43.5	22.7
Purchases of held-to-maturity non-settlement related investments	(42.7)	(39.7)
Proceeds from held-to-maturity non-settlement related investments	27.2	4.2
Net cash used in investing activities	(286.1)	(233.9)
Cash flows from financing activities
Cash dividends paid	(245.3)	(235.1)
Common stock repurchased (Note 8)	(489.3)	(419.8)
Net proceeds from issuance of borrowings	746.4	—
Proceeds from exercise of options and other	8.4	31.7
Net cash provided by/(used in) financing activities	20.2	(623.2)
Net change in cash and cash equivalents	157.2	(35.2)
Cash and cash equivalents at beginning of period	877.5	1,315.9
Cash and cash equivalents at end of period	$1,034.7	$1,280.7
Supplemental cash flow information:
Interest paid	$90.0	$88.4
Income taxes (refunded)/paid	$(22.0)	$46.8

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of September 30, 2017 and December 31, 2016 and for all periods presented. Beginning in the first quarter of 2017, the Company has reported total "Revenues" in its Condensed Consolidated Statements of Income for all periods presented and no longer presents the subcaptions previously reported, including "Transaction fees," "Foreign exchange revenues," and "Other revenues."

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of September 30, 2017 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers, which the Company is required to adopt on January 1, 2018. This new standard, along with subsequent amendments, provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Based on management's analysis of the new standard, for the significant majority of the Company's revenues, the Company has an obligation to perform one integrated service for the customer - collect the consumer's money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested. Accordingly, management has determined that the adoption of this standard will not have a material impact on the Company's financial position and results of operations. The Company will adopt the standard using the modified retrospective approach, applied to all contracts with customers, with the cumulative effect of adoption included in retained earnings as of January 1, 2018. Management has completed an analysis of the new disclosure requirements of the standard and is making minor enhancements to its systems and processes to comply with the new disclosure requirements.

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

In October 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding certain intra-entity asset transfers, requiring that an entity recognize any income tax consequences when the transfer occurs. The Company is required to adopt the new standard on January 1, 2018, with early adoption permitted. Management believes that the adoption of this standard will not have a material impact on the Company's financial position and results of operations.

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

In August 2017, the Financial Accounting Standards Board issued a new accounting pronouncement to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements by making certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, including through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The Company is required to adopt the new standard on January 1, 2019, with early adoption permitted. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position and results of operations.

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

For the three months ended September 30, 2017 and 2016, there were 3.3 million and 2.4 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the nine months ended September 30, 2017 and 2016, there were 2.9 million and 3.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted-average shares outstanding	462.8	487.0	470.6	492.4
Common stock equivalents	2.6	3.3	3.0	3.1
Diluted weighted-average shares outstanding	465.4	490.3	473.6	495.5

3. Business Transformation Expenses

In the second quarter of 2016, the Company began incurring expenses related to a business transformation initiative, referred to as the WU Way. Although the expenses related to the WU Way are specific to that initiative, the types of expenses related to the WU Way initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. The following table summarizes the activity for the nine months ended September 30, 2017 for the consulting service fees, severance, and other costs related to the business transformation accruals, which are included in "Accounts payable and accrued liabilities" in the Company's Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (in millions):

	Consulting Service Fees	Severance and Related Employee Benefits	Other	Total
Balance, December 31, 2016	$9.0	$3.9	$—	$12.9
Expenses (a)	23.1	30.1	6.0	59.2
Cash payments	(28.8)	(18.1)	(5.9)	(52.8)
Non-cash benefit (a)	—	1.3	—	1.3
Balance, September 30, 2017	$3.3	$17.2	$0.1	$20.6
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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the above expenses related to business transformation initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of services	$4.0	$—	$27.7	$—
Selling, general and administrative	5.9	5.0	31.5	7.1
Total expenses, pre-tax	$9.9	$5.0	$59.2	$7.1
Total expenses, net of tax	$7.2	$3.2	$39.2	$4.5

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Consumer-to-Consumer	$3.3	$20.9
Business Solutions	2.2	8.9
Other	0.9	8.8
Total	$6.4	$38.6

There were no business transformation expenses attributable to the Company's segments for the three and nine months ended September 30, 2016.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
September 30, 2017	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$940.9	$—	$940.9
State and municipal variable rate demand notes	—	301.4	—	301.4
Corporate and other debt securities	—	136.9	—	136.9
United States Treasury securities	9.9	—	—	9.9
Other assets:
Derivatives	—	355.8	—	355.8
Time deposit	—	150.0	—	150.0
Total assets	$9.9	$1,885.0	$—	$1,894.9
Liabilities:
Derivatives	$—	$341.2	$—	$341.2
Total liabilities	$—	$341.2	$—	$341.2

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2016	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,002.4	$—	$1,002.4
State and municipal variable rate demand notes	—	203.4	—	203.4
Corporate and other debt securities	—	26.0	—	26.0
Other assets:
Derivatives	—	365.6	—	365.6
Total assets	$—	$1,597.4	$—	$1,597.4
Liabilities:
Derivatives	$—	$262.3	$—	$262.3
Total liabilities	$—	$262.3	$—	$262.3

No non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2017 and 2016.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 9. As of September 30, 2017, the carrying value and fair value of the Company's borrowings were $3,533.4 million and $3,641.6 million, respectively (see Note 10). As of December 31, 2016, the carrying value and fair value of the Company's borrowings were $2,786.1 million and $2,888.7 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company holds investments in foreign corporate debt securities that are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2017, the carrying value and fair value of the Company's foreign corporate debt securities were $56.7 million and $56.8 million, respectively. As of December 31, 2016, both the carrying value and fair value of the Company's foreign corporate debt securities were $36.2 million.

5. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $210 million in outstanding letters of credit and bank guarantees as of September 30, 2017 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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
For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $165 million as of September 30, 2017. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.
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

Under the Joint Settlement Agreements, the Company was required to (1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”), (2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs, and (3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also set forth a civil penalty of $184 million, the full amount of which was deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC was required under the Joint Settlement Agreements. The Company paid the Compensation Payment and the aggregate amount due to the State Attorneys General during the first half of 2017. The Company had accrued the Compensation Payment and the aggregate amount due to the State Attorneys General in "Accounts payable and accrued liabilities" in the Company's Condensed Consolidated Balance Sheets as of December 31, 2016. In the second quarter of 2017, pursuant to the terms of the Joint Settlement Agreements, the Company engaged an independent compliance auditor, and during the three months ended September 30, 2017, the Company accrued an additional $8 million of expenses related to the independent compliance auditor.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Shareholder Derivative Actions

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of a settlement agreement signed on February 11, 2010 between WUFSI and the State of Arizona regarding WUFSI's AML compliance programs along the United States and Mexico border ("Southwest Border Agreement"), including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties' joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the efforts of the monitor assigned to the Company pursuant to the Southwest Border Agreement to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls. The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, eight of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and one of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above. The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On April 21, 2017, defendants filed a motion to dismiss the second amended derivative complaint. On June 9, 2017, plaintiffs filed an opposition to defendants’ motion to dismiss the second amended derivative complaint. On July 14, 2017, defendants filed a reply in support of the motion to dismiss. On September 29, 2017, the Court granted defendants’ motion to dismiss the second amended derivative complaint. On October 25, 2017, plaintiffs filed a notice of appeal.

Due to the stage of the actions described above under "Shareholder Derivative Actions," the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Matters

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. The Tennille complaint was served on the Company on April 27, 2009. The Smet complaint was served on the Company on April 6, 2010. On September 21, 2009, the Court granted the Company's motion to dismiss the Tennille complaint and gave the plaintiff leave to file an amended complaint. On October 21, 2009, Tennille filed an amended complaint. The Company moved to dismiss the Tennille amended complaint and the Smet complaint. On November 8, 2010, the Court denied the motion to dismiss as to the plaintiffs' unjust enrichment and conversion claims. On February 4, 2011, the Court dismissed the plaintiffs' consumer protection claims. On March 11, 2011, the plaintiffs filed an amended complaint that adds a claim for breach of fiduciary duty, various elements to its declaratory relief claim and WUFSI as a defendant. On April 25, 2011, the Company and WUFSI filed a motion to dismiss the breach of fiduciary duty and declaratory relief claims. WUFSI also moved to compel arbitration of the plaintiffs' claims and to stay the action pending arbitration. On November 21, 2011, the Court denied the motion to compel arbitration and the stay request. Both companies appealed the decision. On January 24, 2012, the United States Court of Appeals for the Tenth Circuit granted the companies' request to stay the District Court proceedings pending their appeal. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. On May 1, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision to overrule the objections filed by the two class members who appealed. On January 11, 2016, the United States Supreme Court denied petitions for certiorari that were filed by the two class members who appealed. On February 1, 2016, pursuant to the settlement agreement and the Court's June 25, 2013 final approval order, Western Union deposited the class members' unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses are being paid. On November 6, 2013, the Attorney General of California notified Western Union of the California Controller’s position that Western Union’s deposit of the unclaimed money transfer funds into the class settlement fund pursuant to the settlement “will not satisfy Western Union’s obligations to report and remit funds” under California’s unclaimed property law, and that “Western Union will remain liable to the State of California” for the funds that would have escheated to California in the absence of the settlement. The State of Pennsylvania and District of Columbia have previously expressed similar views. Other states have also expressed concerns about the settlement and many have not yet expressed an opinion. Since some states and jurisdictions believe that the Company must escheat its full share of the settlement fund and that the deductions for class counsel's fees, administrative costs, and other expenses that are required under the settlement agreement are not permitted, there is a reasonable possibility a loss could result up to approximately the amount of those fees and other expenses.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five-year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 27, 2017, the Court granted Speedpay’s summary judgment motion, entered judgment in favor of Speedpay and ordered the Court clerk to close the case. On July 5, 2017, Pincus filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. Due to this pending appeal, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 27, 2017, plaintiffs in the Martin Herman, Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust, and UA Local 13 Pension Fund actions filed motions to consolidate the three cases and to be appointed lead plaintiff. On May 3, 2017, the Court granted the motion to consolidate. On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On October 5, 2017, the Court dismissed the Martin Herman action at the plaintiff’s request. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the named individuals intend to vigorously defend themselves in this matter.

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

On March 31, 2017, the Company received a request for the production of documents from the NYDFS, following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. The Company complied with all requests and produced all requested documents to the NYDFS. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period give the NYDFS a basis to take additional enforcement action. The NYDFS proposed a resolution of the matter involving, among other things, a payment to the NYDFS.  The Company is continuing to engage in discussions with the NYDFS in an effort to reach an appropriate resolution of this matter.  Due to the stage and nature of the discussions, the Company has accrued $49 million toward a possible resolution of this matter (the "State Regulator Matter").  However, there is no certainty that the Company will be able to resolve this matter for this amount. If the matter is not settled and proceeds to civil litigation, the NYDFS would seek to impose fines, damages, or other regulatory consequences.  Resolution of this matter could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.  If the NYDFS files a complaint against the Company, the Company intends to defend itself vigorously.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended September 30, 2017 and 2016 totaled $16.6 million and $17.5 million, respectively, and $49.6 million and $50.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	2017	2016
Settlement assets:
Cash and cash equivalents	$1,092.6	$1,190.0
Receivables from selling agents and Business Solutions customers	1,465.3	1,327.3
Investment securities	1,389.1	1,231.8
	$3,947.0	$3,749.1
Settlement obligations:
Money transfer, money order and payment service payables	$2,768.0	$2,598.2
Payables to agents	1,179.0	1,150.9
	$3,947.0	$3,749.1

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2017 and 2016 were $4.3 billion and $2.9 billion, respectively. The change in proceeds from the sale and maturity of available-for-sale securities for the nine months ended September 30, 2017 compared to the prior period was primarily due to increased sales of variable rate demand notes securities.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

September 30, 2017	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$931.7	$940.9	$12.4	$(3.2)	$9.2
State and municipal variable rate demand notes	301.4	301.4	—	—	—
Corporate and other debt securities	136.4	136.9	0.6	(0.1)	0.5
United States Treasury securities	9.9	9.9	—	—	—
	1,379.4	1,389.1	13.0	(3.3)	9.7
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	56.7	56.8	0.1	—	0.1
Time deposit	150.0	150.0	—	—	—
	$1,586.1	$1,595.9	$13.1	$(3.3)	$9.8

December 31, 2016	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,008.5	$1,002.4	$5.0	$(11.1)	$(6.1)
State and municipal variable rate demand notes	203.4	203.4	—	—	—
Corporate and other debt securities	26.0	26.0	—	—	—
	1,237.9	1,231.8	5.0	(11.1)	(6.1)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	36.2	36.2	0.1	(0.1)	—
	$1,274.1	$1,268.0	$5.1	$(11.2)	$(6.1)
____________

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of September 30, 2017 (in millions):

Fair Value
Due within 1 year	$177.8
Due after 1 year through 5 years	560.9
Due after 5 years through 10 years	230.3
Due after 10 years	420.1
$1,389.1

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $5.6 million and $295.8 million are included in the "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above. The significant majority of the held-to-maturity foreign corporate debt securities are due within 2 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized gains/(losses) on investment securities, beginning of period	$5.8	$14.5	$(3.8)	$7.8
Unrealized gains/(losses)	2.6	(2.1)	18.0	10.1
Tax (expense)/benefit	(1.0)	0.8	(6.5)	(3.6)
Reclassification of gains into "Revenues"	(1.8)	(1.2)	(2.2)	(3.0)
Tax expense related to reclassifications	0.7	0.4	0.8	1.1
Net unrealized gains/(losses) on investment securities	0.5	(2.1)	10.1	4.6
Unrealized gains on investment securities, end of period	$6.3	$12.4	$6.3	$12.4

Unrealized gains/(losses) on hedging activities, beginning of period	$(24.4)	$14.3	$33.8	$41.4
Unrealized losses	(21.2)	(1.2)	(68.4)	(7.4)
Tax (expense)/benefit	1.3	(0.5)	2.3	1.8
Reclassification of (gains)/losses into "Revenues"	2.2	(11.5)	(11.3)	(37.5)
Reclassification of losses into "Interest expense"	0.8	0.9	2.5	2.7
Tax expense/(benefit) related to reclassifications	(0.4)	0.2	(0.6)	1.2
Net unrealized losses on hedging activities	(17.3)	(12.1)	(75.5)	(39.2)
Unrealized gains/(losses) on hedging activities, end of period	$(41.7)	$2.2	$(41.7)	$2.2

Foreign currency translation adjustments, beginning of period	$(72.3)	$(70.1)	$(70.7)	$(66.0)
Foreign currency translation adjustments	(2.8)	(0.4)	(4.8)	(4.3)
Tax (expense)/benefit	(1.3)	1.0	(0.9)	0.8
Net foreign currency translation adjustments	(4.1)	0.6	(5.7)	(3.5)
Foreign currency translation adjustments, end of period	$(76.4)	$(69.5)	$(76.4)	$(69.5)

Defined benefit pension plan adjustments, beginning of period	$(118.5)	$(123.7)	$(122.1)	$(127.1)
Reclassification of losses into "Cost of services"	2.8	2.7	8.5	8.0
Tax benefit related to reclassifications	(0.8)	(1.0)	(2.9)	(2.9)
Net defined benefit pension plan adjustments	2.0	1.7	5.6	5.1
Defined benefit pension plan adjustments, end of period	$(116.5)	$(122.0)	$(116.5)	$(122.0)
Accumulated other comprehensive loss, end of period	$(228.3)	$(176.9)	$(228.3)	$(176.9)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid

The Company's Board of Directors declared quarterly cash dividends of $0.175 per common share in each of the first three quarters of 2017, representing $245.3 million in total dividends. Of this amount, $80.5 million was paid on September 29, 2017, $81.5 million was paid on June 30, 2017 and $83.3 million was paid on March 31, 2017. The Company's Board of Directors declared quarterly cash dividends of $0.16 per common share in each of the first three quarters of 2016, representing $235.1 million in total dividends. Of this amount, $77.7 million was paid on September 30, 2016, $78.1 million was paid on June 30, 2016 and $79.3 million was paid on March 31, 2016.

Share Repurchases

During the nine months ended September 30, 2017 and 2016, 24.3 million and 20.9 million shares were repurchased for $475.0 million and $402.2 million, respectively, excluding commissions, at an average cost of $19.54 and $19.22, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of September 30, 2017, $955.5 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2019. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Derivatives
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of September 30, 2017, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains, net" within the Company's Condensed Consolidated Statements of Income.
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of September 30, 2017 were as follows (in millions):

Contracts designated as hedges:
Euro	$381.1
British pound	122.5
Canadian dollar	91.6
Australian dollar	50.8
Swiss franc	38.0
Other	81.0
Contracts not designated as hedges:
Euro	$238.9
British pound	73.4
Canadian dollar	48.1
Australian dollar	41.3
Mexican peso	36.0
Indian rupee	30.7
Brazilian real	27.6
Other (a)	135.3
____________________

(a)	Comprised of exposures to 21 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company's cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $88.1 million and $85.3 million for the three months ended September 30, 2017 and 2016, respectively, and $257.2 million and $264.6 million for the nine months ended September 30, 2017 and 2016, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of September 30, 2017 was approximately $6.0 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $975.0 million as of both September 30, 2017 and December 31, 2016. Of this aggregate notional amount held at September 30, 2017, $500.0 million related to notes due in December 2017, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$8.3	$6.7	Other liabilities	$0.6	$—
Foreign currency cash flow hedges	Other assets	10.1	48.4	Other liabilities	38.9	1.2
Total		$18.4	$55.1		$39.5	$1.2
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$333.9	$307.2	Other liabilities	$301.1	$258.3
Foreign currency	Other assets	3.5	3.3	Other liabilities	0.6	2.8
Total		$337.4	$310.5		$301.7	$261.1
Total derivatives		$355.8	$365.6		$341.2	$262.3
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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2017 and December 31, 2016 (in millions):

Offsetting of Derivative Assets

September 30, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$160.2	$—	$160.2	$(141.5)	$18.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	195.6
Total	$355.8

December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$256.3	$—	$256.3	$(146.4)	$109.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.3
Total	$365.6
Offsetting of Derivative Liabilities

September 30, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$282.9	$—	$282.9	$(141.5)	$141.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	58.3
Total	$341.2

December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$152.6	$—	$152.6	$(146.4)	$6.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.7
Total	$262.3

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and nine months ended September 30, 2017 and 2016 (in millions):

Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the three months ended September 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		September 30, 2017	September 30, 2016	Hedged Item		September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Interest rate contracts	Interest expense	$(0.1)	$(2.6)	Fixed rate debt	Interest expense	$0.2	$5.0	Interest expense	$(0.1)	$(0.2)
Total gain/(loss)		$(0.1)	$(2.6)			$0.2	$5.0		$(0.1)	$(0.2)
The following table presents the location and amount of gains/(losses) from fair value hedges for the nine months ended September 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives				Gain/(Loss) Recognized in Income on Related Hedged Item (a)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount			Income Statement Location	Amount		Income Statement Location	Amount
Derivatives		September 30, 2017	September 30, 2016	Hedged Item		September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Interest rate contracts	Interest expense	$(0.6)	$12.8	Fixed rate debt	Interest expense	$2.6	$(5.1)	Interest expense	$(0.1)	$0.1
Total gain/(loss)		$(0.6)	$12.8			$2.6	$(5.1)		$(0.1)	$0.1
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the three months ended September 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized		Gain/(Loss) Reclassified			Gain/(Loss) Recognized in Income on
	in OCI on Derivatives		from Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	(Effective Portion)		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Foreign currency contracts	$(21.2)	$(1.2)	Revenues	$(2.2)	$11.5	Derivative gains, net	$2.3	$0.2
Interest rate contracts (c)	—	—	Interest expense	(0.8)	(0.9)	Interest expense	—	—
Total gain/(loss)	$(21.2)	$(1.2)		$(3.0)	$10.6		$2.3	$0.2

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from cash flow hedges for the nine months ended September 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized		Gain/(Loss) Reclassified			Gain/(Loss) Recognized in Income on
	in OCI on Derivatives		from Accumulated OCI into Income			Derivatives (Ineffective Portion and Amount
	(Effective Portion)		(Effective Portion)			Excluded from Effectiveness Testing) (b)
	Amount		Income Statement Location	Amount		Income Statement Location	Amount
Derivatives	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Foreign currency contracts	$(68.4)	$(7.4)	Revenues	$11.3	$37.5	Derivative gains, net	$7.6	$2.9
Interest rate contracts (c)	—	—	Interest expense	(2.5)	(2.7)	Interest expense	—	—
Total gain/(loss)	$(68.4)	$(7.4)		$8.8	$34.8		$7.6	$2.9
Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives		2017	2016	2017	2016
Foreign currency contracts (e)	Selling, general and administrative	$(4.0)	$0.2	$(26.3)	$(14.3)
Foreign currency contracts (f)	Derivative gains, net	(0.3)	0.1	(0.8)	(0.7)
Total gain/(loss)		$(4.3)	$0.3	$(27.1)	$(15.0)
 ____________________

(a)
The gain of $0.2 million and $5.0 million in the three months ended September 30, 2017 and 2016, respectively, consisted of a gain in value on the debt of $0.2 million and $2.8 million, respectively, and no amortization of hedge accounting adjustments and amortization of hedge accounting adjustments of $2.2 million, respectively. The gain/(loss) of $2.6 million and $(5.1) million in the nine months ended September 30, 2017 and 2016, respectively, consisted of a gain/(loss) in value on the debt of $0.7 million and $(12.9) million, respectively, and amortization of hedge accounting adjustments of $1.9 million and $7.8 million, respectively.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income, were $3.4 million and $(2.9) million for the three months ended September 30, 2017 and 2016, respectively, and $24.2 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

An accumulated other comprehensive pre-tax loss of $22.1 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of September 30, 2017. Approximately $2.8 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of September 30, 2017. No amounts have been reclassified into earnings as a result of the underlying transaction being considered probable of not occurring within the specified time period.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Notes:
2.875% notes due 2017 (a)	$500.0	$500.0
3.650% notes (effective rate of 4.8%) due 2018	400.0	400.0
3.350% notes due 2019 (a)	250.0	250.0
Floating rate notes (effective rate of 2.4%) due 2019 (b)	250.0	—
5.253% notes due 2020 (a)	324.9	324.9
3.600% notes (effective rate of 3.7%) due 2022 (c)	500.0	—
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Term Loan Facility borrowings (effective rate of 2.8%)	575.0	575.0
Total borrowings at par value	3,549.9	2,799.9
Fair value hedge accounting adjustments, net (d)	1.8	4.4
Debt issuance costs and unamortized discount, net	(18.3)	(18.2)
Total borrowings at carrying value (e)	$3,533.4	$2,786.1
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

(b)	On August 22, 2017, the Company issued $250 million of aggregate principal amount of unsecured floating rate notes due May 22, 2019 ("Floating Rate Notes").

(c)
On March 15, 2017, the Company issued $400.0 million of aggregate principal amount of 3.600% unsecured notes due in 2022. On August 22, 2017, the Company issued an additional $100.0 million of aggregate principal amount of 3.600% unsecured notes, for an aggregate principal total of $500.0 million of 3.600% unsecured notes ("2022 Notes").

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

(e)	As of September 30, 2017, the Company’s weighted-average effective rate on total borrowings was approximately 4.2%.

The following summarizes the Company's maturities of notes at par value as of September 30, 2017 (in millions):

Due within 1 year	$907.2
Due after 1 year through 2 years	528.8
Due after 2 years through 3 years	360.8
Due after 3 years through 4 years	503.1
Due after 4 years through 5 years	500.0
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding Notes, as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Notes

On March 15, 2017, the Company issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022. On August 22, 2017, the Company issued an additional $100.0 million of aggregate principal amount of unsecured notes due March 15, 2022. The notes issued on August 22, 2017 are part of the same series and, accordingly, have the same terms and conditions as the notes issued on March 15, 2017; however, the notes issued on August 22, 2017 were issued at a premium of 101.783% and the Company received $1.57 million of accrued interest upon issuance. Interest with respect to the 2022 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017, based on the per annum rate of 3.600%. The interest rate payable on the 2022 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2022 Notes exceed 5.60% per annum. The interest rate payable on the 2022 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.600% per annum. The 2022 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company's and certain of its subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2022 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company may redeem the 2022 Notes at any time prior to February 15, 2022 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. The Company may redeem the 2022 Notes at any time after February 15, 2022 at a price equal to par, plus accrued interest.

On August 22, 2017, the Company issued $250.0 million of aggregate principal amount of unsecured floating rate notes due May 22, 2019. Interest with respect to the Floating Rate Notes is payable quarterly on each February 22, May 22, August 22 and November 22, beginning November 22, 2017, at a per annum interest rate equal to the three-month LIBOR plus 80 basis points (reset quarterly). The Floating Rate Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company's and certain of its subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the Floating Rate Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company may not redeem the Floating Rate Notes prior to maturity.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Income Taxes

The Company's effective tax rates on pre-tax income were 1.5% and 9.6% for the three months ended September 30, 2017 and 2016, respectively, and 11.4% and 10.6% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the Company's effective tax rate for the three months ended September 30, 2017 compared to the prior period reflects lower tax expense arising from the related effects in the current period of the discrete tax expense recognized during the first quarter of 2017 from changes in internal ownership of certain international subsidiaries within the consolidated group and additional discrete benefits in the current period for changes in tax contingency reserves. The increase in the Company's effective tax rate for the nine months ended September 30, 2017 compared to the prior period was due to the State Regulator Matter accrual discussed in Note 5, for which no tax benefit is currently recorded, and the tax effects from the changes in internal ownership of certain of the Company's international subsidiaries within the consolidated group during the first quarter of 2017 described earlier, partially offset by one-time tax planning benefits. The Company currently expects that approximately 109% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2017. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income are generally subject to United States federal and state income tax.
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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2017 and December 31, 2016 was $333.9 million and $352.0 million, respectively, excluding interest and penalties, with the decrease primarily related to a statute of limitations expiration. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $328.0 million and $343.3 million as of September 30, 2017 and December 31, 2016, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $(4.1) million and $0.2 million of interest and penalties during the three months ended September 30, 2017 and 2016, respectively, and $(2.7) million and $2.7 million during the nine months ended September 30, 2017 and 2016, respectively. The Company has accrued $20.2 million and $22.5 million for the payment of interest and penalties as of September 30, 2017 and December 31, 2016, respectively.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for 2005 and 2006. The Company's United States federal income tax returns since the Spin-off (other than 2010 - 2013) are also eligible to be examined.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of September 30, 2017. A substantial majority of these payments were made in the year ended December 31, 2012. The Company expects to pay the remaining amount in 2018. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments and adjusted its reserves accordingly. The Company anticipates concluding the matters related to these years in 2018.

As of September 30, 2017, no provision has been made for United States federal and state income taxes on certain of the Company's outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $7.0 billion, which have been reinvested and are expected to continue to be reinvested outside the United States indefinitely. Over the last several years, such earnings have been used to pay for the Company's international acquisitions and operations and provide initial Company funding of global principal payouts for Consumer-to-Consumer and Business Solutions transactions. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to various foreign countries. Such taxes could be significant. Determination of this amount of unrecognized United States deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12. Stock Compensation Plans
For the three and nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $12.1 million and $36.1 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2016, the Company recognized stock-based compensation expense of $9.8 million and $31.8 million, respectively.
During the nine months ended September 30, 2017, the Company granted 0.4 million options at a weighted-average exercise price of $19.99 and 3.4 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $17.67. As of September 30, 2017, the Company had 7.7 million outstanding options at a weighted-average exercise price of $17.63, of which 6.5 million options were exercisable at a weighted-average exercise price of $17.40. The Company had 7.7 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $17.31 as of September 30, 2017. The majority of stock units do not provide for the payment of dividend equivalents. For those units, their value is reduced by the net present value of the foregone dividend equivalent payments.

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

Expenses related to the State Regulator Matter for the nine months ended September 30, 2017 and the Joint Settlement Agreement expenses for both the three and nine months ended September 30, 2017 and 2016, respectively, were not allocated to the segments, as shown in the table below. While these items were identifiable to the Company's Consumer-to-Consumer segment, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation, beginning in the fourth quarter of 2016. For additional information on the State Regulator Matter and the Joint Settlement Agreements, see Note 5.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business transformation expenses for the three and nine months ended September 30, 2017 and 2016 were also not allocated to the segments. While certain of these items were identifiable to the Company's segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation, beginning in the fourth quarter of 2016. For additional information on business transformation related activities, see Note 3.

The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2017 and 2016 (in millions). Results for the three and nine months ended September 30, 2016 have been adjusted to conform to the changes in reportable segments discussed earlier in Note 1. Segment results for the three and nine months ended September 30, 2016 have been adjusted to exclude the Joint Settlement Agreements and business transformation expenses and conform to the presentation for the three and nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Consumer-to-Consumer	$1,107.7	$1,098.9	$3,210.0	$3,212.1
Business Solutions	99.4	97.2	289.6	297.2
Other (a)	197.6	181.7	586.4	541.9
Total consolidated revenues	$1,404.7	$1,377.8	$4,086.0	$4,051.2
Operating income:
Consumer-to-Consumer	$259.8	$276.2	$757.3	$759.4
Business Solutions	9.0	3.9	16.6	11.5
Other (a)	20.7	18.2	68.2	63.4
Total segment operating income	289.5	298.3	842.1	834.3
State Regulator Matter (Note 5)	—	—	(49.0)	—
Joint Settlement Agreements (Note 5)	(8.0)	(15.0)	(8.0)	(30.0)
Business transformation expenses (Note 3)	(9.9)	(5.0)	(59.2)	(7.1)
Total consolidated operating income	$271.6	$278.3	$725.9	$797.2
____________

(a)	Other consists primarily of the Company's bill payments businesses in the United States and Argentina.

14. Acquisitions

On October 16, 2017, the Company agreed to purchase the business of Opus Software Technologies Private Limited and the assets of an affiliate for total consideration of approximately $25.0 million. The Company expects that the acquisition will assist in enhancing and centralizing the Company’s information technology expertise through a newly established Indian-based information technology development and maintenance center, which is an integral part of the Company’s WU Way transformation efforts.

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
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including electronic, mobile and Internet-based services, card associations, and card-based payment providers, and with digital currencies and related protocols, and other innovations in technology and business models; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; cessation of or defects in various services provided to us by third-party vendors; mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the failure to realize anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill; failure to manage credit and fraud risks presented by our agents, clients and consumers; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services; decisions to change our business mix; changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies; adverse rating actions by credit rating agencies; our ability to realize the anticipated benefits from business transformation, productivity and cost-savings, and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims; our ability to attract and retain qualified key employees and to manage our workforce successfully; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States, the European Union and globally, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with the settlement agreements with the United States Department of Justice, certain United States Attorney's Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the "Joint Settlement Agreements") and the potential resolution of a matter with the New York State Department of Financial Services (the "State Regulator Matter"); the impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities related to consumer protection; liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory actions, including costs, expenses, settlements and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security; effects of unclaimed property laws or their interpretation or the enforcement thereof; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations or industry standards affecting our business; and (iii) other events, such as: adverse tax consequences from our spin-off from First Data Corporation; catastrophic events; and management's ability to identify and manage these and other risks.
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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2017 compared to the same periods in 2016. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided. Beginning in the first quarter of 2017, we have reported total "Revenues" in our Condensed Consolidated Statements of Income for all periods presented and no longer present the subcaptions previously reported, including "Transaction fees," "Foreign exchange revenues," and "Other revenues."

Our revenues and operating income for the three and nine months ended September 30, 2017 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the three and nine months ended September 30, 2017 of $7.7 million and $66.8 million, respectively, and negatively impacted operating income by $8.9 million and $30.7 million, respectively, relative to the corresponding periods in the prior year. Additionally, our operating income for the nine months ended September 30, 2017 was negatively impacted by a $49 million accrual related to the State Regulator Matter described further in Part I, Item 1, Financial Statements, Note 5, “Commitments and Contingencies.”

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	% Change	2017	2016	% Change
Revenues	$1,404.7	$1,377.8	2%	$4,086.0	$4,051.2	1%
Expenses:
Cost of services	841.1	822.9	2%	2,484.5	2,424.2	2%
Selling, general and administrative	292.0	276.6	6%	875.6	829.8	6%
Total expenses	1,133.1	1,099.5	3%	3,360.1	3,254.0	3%
Operating income	271.6	278.3	(2)%	725.9	797.2	(9)%
Other income/(expense):
Interest income	1.3	1.1	23%	3.8	2.7	42%
Interest expense	(37.2)	(41.4)	(10)%	(104.2)	(122.9)	(15)%
Derivative gains, net	2.0	0.3	(a)	6.8	2.2	(a)
Other income, net	1.5	1.7	(a)	4.4	0.8	(a)
Total other expense, net	(32.4)	(38.3)	(15)%	(89.2)	(117.2)	(24)%
Income before income taxes	239.2	240.0	0%	636.7	680.0	(6)%
Provision for income taxes	3.6	23.1	(84)%	72.9	71.8	2%
Net income	$235.6	$216.9	9%	$563.8	$608.2	(7)%
Earnings per share:
Basic	$0.51	$0.45	13%	$1.20	$1.24	(3)%
Diluted	$0.51	$0.44	16%	$1.19	$1.23	(3)%
Weighted-average shares outstanding:
Basic	462.8	487.0		470.6	492.4
Diluted	465.4	490.3		473.6	495.5
____________

(a)	Calculation not meaningful.

Revenues overview

Transaction volume is the primary generator of revenue in our businesses. Revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate we set to the customer and the rate available in the wholesale foreign exchange market, and speed of service, as applicable. We also offer several other services for which revenue is impacted by similar factors, including payments from consumers or businesses to other businesses, foreign exchange and payment services, and retail money order services.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and nine months ended September 30, 2017 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016	% Change	2017	2016	% Change
Revenues, as reported - (GAAP)	$1,404.7	$1,377.8	2%	$4,086.0	$4,051.2	1%
Foreign currency impact (a)			1%			2%
Revenue change, constant currency adjusted - (Non-GAAP)			3%			3%

(a)
The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $7.7 million and $66.8 million, respectively, for the three and nine months ended September 30, 2017 when compared to foreign currency rates in the corresponding periods in the prior year.

For the three and nine months ended September 30, 2017, GAAP revenues increased when compared to the corresponding periods in the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% and 2% for the three and nine months ended September 30, 2017, respectively. The increase in non-GAAP revenues constant currency adjusted was the result of transaction growth in our Consumer-to-Consumer segment of 2% and 3% for the three and nine months ended September 30, 2017 and growth in our Argentina cash-based and United States electronic bill payments services.

We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded. Foreign currency hedges negatively impacted GAAP revenues by $2.2 million for the three months ended September 30, 2017 and benefited GAAP revenues by $11.3 million for the nine months ended September 30, 2017.

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

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and nine months ended September 30, 2017. Cost of services increased for both the three and nine months ended September 30, 2017 compared to the corresponding periods in the prior year due to increased bank fees, primarily in our growing United States electronic bill payments services, and severance and related employee benefits and other expenses related to a business transformation initiative referred to as the WU Way, as further discussed below. Additionally, the nine months ended September 30, 2017 were positively impacted by a decrease in agent commissions.

Selling, general and administrative

For the three months ended September 30, 2017 compared to the corresponding period in the prior year, selling, general and administrative expenses increased due to increased employee incentive compensation and marketing expenses, and an accrual for an additional $8 million of expenses related to the independent compliance auditor required by the Joint Settlement Agreements, partially offset by a $15 million accrual related to the Joint Settlement Agreements that was recorded in the third quarter of 2016. For the nine months ended September 30, 2017 compared to the corresponding period in the prior year, selling, general and administrative expenses increased due to the State Regulator Matter accrual of $49 million discussed above, WU Way-related severance and related employee benefits, consulting service fees and other expenses, and increased employee incentive compensation expenses, partially offset by a $30 million accrual related to the Joint Settlement Agreements recorded in 2016. Additionally, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses for the nine months ended September 30, 2017.

Total other expense, net
For the three and nine months ended September 30, 2017, compared to the corresponding periods in the prior year, total other expense, net decreased primarily due to lower interest expense related to a decrease in the weighted-average effective interest rate on our debt.

Income taxes

Our effective tax rates on pre-tax income were 1.5% and 9.6% for the three months ended September 30, 2017 and 2016, respectively, and 11.4% and 10.6% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in our effective tax rate for the three months ended September 30, 2017 compared to the prior period reflects lower tax expense arising from the related effects in the current period of the discrete tax expense recognized during the first quarter of 2017 from changes in internal ownership of certain international subsidiaries within the consolidated group and additional discrete benefits in the current period for changes in tax contingency reserves. The increase in our effective tax rate for the nine months ended September 30, 2017 compared to the prior period was due to the State Regulator Matter accrual discussed in Part I, Item 1, Financial Statements, Note 5, "Commitments and Contingencies," for which no tax benefit is currently recorded, and the tax effects from the changes in internal ownership of certain of our international subsidiaries within the consolidated group during the first quarter of 2017 described earlier, partially offset by one-time tax planning benefits.

We continue to benefit from a significant proportion of profits being foreign-derived and generally taxed at lower rates than our combined federal and state tax rates in the United States. We currently expect that approximately 109% of our pre-tax income will be derived from foreign sources for the year ending December 31, 2017. Our foreign pre-tax income is subject to tax in multiple foreign jurisdictions, virtually all of which have statutory income tax rates lower than the United States. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in tax laws, both foreign and domestic. Certain portions of our foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of our foreign source income are generally subject to United States federal and state income tax.

We have established contingency reserves for a variety of material, known tax exposures. As of September 30, 2017, the total amount of tax contingency reserves was $347.4 million, including accrued interest and penalties, net of related items, and reflects a reduction recognized during the three months ended September 30, 2017 related to statute of limitations expirations. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended September 30, 2017 and 2016, basic earnings per share were $0.51 and $0.45, and diluted earnings per share were $0.51 and $0.44 respectively. During the nine months ended September 30, 2017 and 2016, basic earnings per share were $1.20 and $1.24, and diluted earnings per share were $1.19 and $1.23, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2017 and 2016, there were 3.3 million and 2.4 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the nine months ended September 30, 2017 and 2016, there were 2.9 million and 3.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share for both the three and nine months ended September 30, 2017 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to the Company's stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions.

Leadership and organizational structure changes within the Company have impacted how the Chief Operating Decision Maker (“CODM”) manages the Company, resulting in changes to the operating and reportable segments in the second quarter of 2017. Prior to these changes, we had organized the business into the following operating segments: Consumer-to-Consumer, Consumer-to-Business, and Business Solutions. As a result of these leadership and organizational structure changes, the components of the historical Consumer-to-Business operating segment have been divided between two executives, with the majority of our cash-based bill payments services under one executive and the majority of our electronic-based bill payments services under the other executive. The CODM allocates resources and assesses performance using discrete information for these separate components, neither of which is material from either a quantitative or qualitative perspective. Accordingly, we no longer report a separate Consumer-to-Business operating segment, and no new reportable segments result from the impact of these changes. The cash-based and electronic-based bill payments services are therefore included in "Other" along with other businesses and services not classified in the Consumer-to-Consumer or Business Solutions segments. This new operating segment structure is based upon the financial information provided to the CODM for decision-making and is consistent with our overall business strategy. Segment results for the three and nine months ended September 30, 2016 in the discussion and tables below have been adjusted to conform to these changes in reportable segments.

We accrued $49 million related to the State Regulator Matter during the second quarter of 2017 and $15 million related to the Joint Settlement Agreements in both the second and third quarters of 2016. While these expenses were identifiable to our Consumer-to-Consumer segment, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation, beginning in the fourth quarter of 2016. For additional information on the State Regulator Matter and the Joint Settlement Agreements, see Note 5 in Part I, Item 1, Financial Statements.

We incurred expenses related to the WU Way of $9.9 million and $5.0 million during the three months ended September 30, 2017 and 2016, respectively, and $59.2 million and $7.1 million during the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, a majority of these expenses related to severance and related employee benefits. We expect to incur further severance, consulting service fees, and other implementation costs, such as training, relocation, travel, and other costs related to the initiative, in the fourth quarter of 2017. While certain items related to the initiative were identifiable to our segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation, beginning in the fourth quarter of 2016. For additional information on this business transformation initiative, see Note 3 in Part I, Item 1, Financial Statements.

Segment results for the three and nine months ended September 30, 2016 have been adjusted to exclude the Joint Settlement Agreements and business transformation expenses and conform to the presentation for the three and nine months ended September 30, 2017.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consumer-to-Consumer	79%	80%	79%	79%
Business Solutions	7%	7%	7%	7%
Other	14%	13%	14%	14%
	100%	100%	100%	100%

Consumer-to-Consumer Segment

The table below sets forth our Consumer-to-Consumer segment results of operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2017	2016	% Change	2017	2016	% Change
Revenues	$1,107.7	$1,098.9	1%	$3,210.0	$3,212.1	0%
Operating income	$259.8	$276.2	(6)%	$757.3	$759.4	0%
Operating income margin	23%	25%		24%	24%
Key indicator:
Consumer-to-Consumer transactions	69.2	67.8	2%	204.4	199.2	3%

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

Regional results for the three and nine months ended September 30, 2016 have been adjusted to reflect the reorganization of the regions and to conform to the 2017 presentation.

The geographic split for transactions and revenue in the table that follows, including transactions initiated through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Prior to January 1, 2017, for transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. Therefore, regional results for the three and nine months ended September 30, 2016 have also been adjusted to attribute the transactions and revenue entirely to the region where the transaction was initiated. Included in each region's transaction and revenue percentages in the tables below are transactions initiated through westernunion.com for the three and nine months ended September 30, 2017 and 2016, respectively. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are initiated through westernunion.com.

The table below sets forth revenue and transaction changes by geographic region compared to the corresponding periods in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)
Consumer-to-Consumer regional growth/(decline):
NA	1%	0%	1%	2%	2%	(1)%	3%	4%
EU & CIS	2%	1%	1%	7%	0%	(2)%	2%	8%
MEASA	(8)%	0%	(8)%	(11)%	(11)%	(1)%	(10)%	(12)%
APAC	(1)%	(2)%	1%	0%	(3)%	(2)%	(1)%	(1)%
LACA	19%	(3)%	22%	17%	22%	(1)%	23%	17%
Total Consumer-to-Consumer growth/(decline):	1%	0%	1%	2%	0%	(1)%	1%	3%

westernunion.com (b)	23%	0%	23%	24%	23%	(1)%	24%	26%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior periods.

(b)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	36%	37%	37%	36%
EU & CIS	31%	31%	31%	31%
MEASA	16%	17%	16%	18%
APAC	8%	8%	8%	8%
LACA	9%	7%	8%	7%

Westernunion.com, which is included in the regional percentages above, represented approximately 10% of our Consumer-to-Consumer revenue for both the three and nine months ended September 30, 2017. Westernunion.com represented approximately 8% of our Consumer-to-Consumer revenue for both the three and nine months ended September 30, 2016.

Our consumers transferred $21.0 billion and $20.3 billion in Consumer-to-Consumer principal for the three-month periods ended September 30, 2017 and 2016, respectively, of which $19.0 billion and $18.4 billion, respectively, related to cross-border principal, for the corresponding periods described above. Our consumers transferred $60.5 billion and $59.8 billion in Consumer-to-Consumer principal for the nine-month periods ended September 30, 2017 and 2016, respectively, of which $55.0 billion and $54.2 billion, respectively, related to cross-border principal, for the corresponding periods described above.

Revenues
Consumer-to-Consumer money transfer revenue increased 1% and was flat for the three and nine months ended September 30, 2017 compared to the corresponding periods in the prior year, on transaction growth of 2% and 3% for the three and nine months ended September 30, 2017, respectively. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by $1.8 million and $46.7 million, for the three and nine months ended September 30, 2017, respectively, relative to the corresponding periods in the prior year. Foreign currency hedges negatively impacted revenue by $2.2 million for the three months ended September 30, 2017 and benefited revenues by $11.3 million for the nine months ended September 30, 2017. Constant currency revenue growth and transaction growth was driven primarily by continued growth in westernunion.com. Consumer-to-Consumer money transfer revenue was positively impacted by net price increases of 1% for the nine months ended September 30, 2017.
Our NA region experienced increased revenue of 1% and 2% for the three and nine months ended September 30, 2017, compared to the corresponding periods in the prior year, and transaction growth of 2% and 4% for the three and nine months ended September 30, 2017, respectively. The increase in revenue for the three and nine months ended September 30, 2017 was primarily due to transaction growth in our United States outbound services, including to certain LACA corridors. Revenue for the three and nine months ended September 30, 2017 was negatively impacted by price reductions for money transfers sent and received within the United States and lower revenue generated from money transfers sent to Mexico from the United States.
Our EU & CIS region experienced increased revenue of 2% for the three months ended September 30, 2017 and flat revenues for the nine months ended September 30, 2017, compared to the corresponding periods in the prior year. The region experienced transaction growth of 7% and 8% for the three and nine months ended September 30, 2017, respectively. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, positively impacted revenue by 1% for the three months ended September 30, 2017 and negatively impacted revenue by 2% for the nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, revenue was positively impacted by transaction growth in France but negatively impacted by geographic and product mix.
Our MEASA region experienced decreased revenue of 8% and 11% for the three and nine months ended September 30, 2017, compared to the corresponding periods in the prior year, and transaction declines of 11% and 12%, respectively. Declines in transactions from oil-producing countries negatively impacted revenue growth.

Our APAC region experienced decreased revenue of 1% and 3% for the three and nine months ended September 30, 2017, compared to the corresponding periods in the prior year. Transactions remained flat for the three months ended September 30, 2017 and declined 1% for the nine months ended September 30, 2017. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% for both the three and nine months ended September 30, 2017.

Our LACA region experienced increased revenue of 19% and 22% for the three and nine months ended September 30, 2017, compared to the corresponding periods in the prior year, respectively, and transaction growth of 17% for both the three and nine months ended September 30, 2017. The increase in revenue was primarily due to growth in Argentina and in other South American countries.

We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently.

Operating income
Consumer-to-Consumer operating income decreased 6% during the three months ended September 30, 2017 and remained flat during the nine months ended September 30, 2017, compared to the corresponding periods in the prior year. Results for the three months ended September 30, 2017 were negatively impacted by an increase in employee incentive compensation and marketing expenses. Results for the nine months ended September 30, 2017 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies and an increase in employee incentive compensation expenses, partially offset by a decrease in agent commissions. Operating margins in the segment were also impacted by these factors.

Business Solutions Segment

The following table sets forth our Business Solutions segment results of operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016	% Change	2017	2016	% Change
Revenues	$99.4	$97.2	2%	$289.6	$297.2	(3)%
Operating income	$9.0	$3.9	(a)	$16.6	$11.5	45%
Operating income margin	9%	4%		6%	4%
____________

(a)	Calculation not meaningful.

Revenues
For the three and nine months ended September 30, 2017, Business Solutions revenue increased 2% and decreased 3% compared to the corresponding periods in the prior year, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies positively impacted revenue by 1% for the three months ended September 30, 2017 and negatively impacted revenue by 2% for the nine months ended September 30, 2017. Additionally, the termination of a partner contract effective during the fourth quarter of 2016 negatively impacted revenue as compared to the prior period.

Operating income
For the three and nine months ended September 30, 2017, operating income increased compared to the corresponding periods in the prior year due to a reduction in amortization expense and operating expense efficiencies, partially offset by increased information technology expenses.

Other

The following table sets forth Other results for the three and nine months ended September 30, 2017 and 2016. Other primarily includes our electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016	% Change	2017	2016	% Change
Revenues	$197.6	$181.7	9%	$586.4	$541.9	8%
Operating income	$20.7	$18.2	13%	$68.2	$63.4	7%
Operating income margin	10%	10%		12%	12%

Revenues
For the three and nine months ended September 30, 2017, compared to the corresponding periods in the prior year, Other revenue increased 9% and 8%, respectively. This was primarily due to growth in our United States electronic bill payments and Argentina cash-based bill payments. The strengthening of the United States dollar against foreign currencies, primarily the Argentine peso, negatively impacted our Other revenue growth by 4% and 3% for the three and nine months ended September 30, 2017, respectively.

Operating income
For the three and nine months ended September 30, 2017, Other operating income increased compared to the corresponding periods in the prior year due to the revenue increase described above and information technology efficiencies, partially offset by increased bank fees in our United States electronic bill payments and increased employee incentive compensation expenses. For the three and nine months ended September 30, 2017 as compared to the prior period, bank fees in our United States electronic bill payments were impacted by increased credit card usage from our customers. The changes in operating margins were also due to these factors.

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

We believe we have adequate liquidity to meet our business needs, service our debt obligations, pay dividends, and repurchase shares through our existing cash balances, our ability to generate cash flows through operations, and our $1.65 billion revolving credit facility ("Revolving Credit Facility"), which expires in September 2020 and supports our $1.5 billion commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility in excess of $150 million. As of September 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.

To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing and manner by which cash is repatriated or otherwise made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity. Additionally, our overall liquidity may be impacted by existing regulations and changes to these regulations or their interpretations that, if fully enacted or implemented, could require us to register as a swap dealer and post collateral in connection with our derivative financial instruments used to hedge our exposures arising in connection with changes to foreign currency exchange rates.

Cash and Investment Securities

As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $1.0 billion and $0.9 billion, respectively. Approximately $550 million and $700 million was held by our foreign entities as of September 30, 2017 and December 31, 2016, respectively. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate.

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

Investment securities, classified within "Settlement assets," were $1.4 billion and $1.2 billion as of September 30, 2017 and December 31, 2016, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency. Additionally, as of September 30, 2017, we held a non-settlement related investment of $150.0 million in an interest-bearing time deposit.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of September 30, 2017, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $423.1 million during the nine months ended September 30, 2017, from $821.9 million in the comparable period in the prior year. Cash provided by operating activities for the nine months ended September 30, 2017 was negatively impacted by cash payments of $591 million due under the Joint Settlement Agreements, in addition to payments related to our business transformation initiative, as discussed in Part I, Item 1, Financial Statements, Note 3, "Business Transformation Expenses." Cash provided by operating activities is also impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors. For the year ending December 31, 2017, we expect that cash provided by operating activities will continue to be negatively impacted by payments related to our business transformation initiative.

Financing Resources

On March 15, 2017, we issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022. We used the net proceeds from the sale of the notes for general corporate purposes, including to fund a portion of the payments due under the Joint Settlement Agreements. On August 22, 2017, we issued an additional $100.0 million of aggregate principal amount of unsecured notes due March 15, 2022, for an aggregate principal total of $500.0 million unsecured notes ("2022 Notes"). The notes issued on August 22, 2017 are part of the same series and, accordingly, have the same terms and conditions as the notes issued on March 15, 2017; however, the notes issued on August 22, 2017 were issued at a premium of 101.783% and we received $1.57 million of accrued interest upon issuance. We expect to use the net proceeds from the August 22, 2017 sale of the notes, excluding the accrued interest received, for general corporate purposes, including to repay a portion of the 2017 notes that will mature in December 2017. Interest with respect to the 2022 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017, based on the per annum rate of 3.600%. The interest rate payable on the 2022 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2022 Notes exceed 5.60% per annum. The interest rate payable on the 2022 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.600% per annum. The 2022 Notes are subject to covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, and limit or restrict our ability and certain of our subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2022 Notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. We may redeem the 2022 Notes at any time prior to February 15, 2022 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. We may redeem the 2022 Notes at any time after February 15, 2022 at a price equal to par, plus accrued interest.

On August 22, 2017, we issued $250.0 million of aggregate principal amount of unsecured floating rate notes due May 22, 2019 (“Floating Rate Notes”). We expect to use the net proceeds from the sale of the Floating Rate Notes for general corporate purposes, including to repay a portion of the 2017 notes that will mature in December 2017. Interest with respect to the Floating Rate Notes is payable quarterly on each February 22, May 22, August 22 and November 22, beginning November 22, 2017, at a per annum interest rate equal to the three-month LIBOR plus 80 basis points (reset quarterly). The Floating Rate Notes are subject to covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, and limit or restrict our ability and certain of our subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the Floating Rate Notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. We may not redeem the Floating Rate Notes prior to maturity.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of the three and nine months ended September 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings as of September 30, 2017. During the three and nine months ended September 30, 2017, the average commercial paper balance outstanding was $39.4 million and $90.9 million, respectively, and the maximum balance outstanding was $445.0 million and $610.0 million, respectively. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

As of September 30, 2017, we have outstanding borrowings at par value of $3,549.9 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2017 to 2040.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $122.5 million and $177.0 million for the nine months ended September 30, 2017 and 2016, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the nine months ended September 30, 2017 and 2016, 24.3 million and 20.9 million shares were repurchased for $475.0 million and $402.2 million, respectively, excluding commissions, at an average cost of $19.54 and $19.22, respectively. As of September 30, 2017, $955.5 million remained available under the share repurchase authorization approved by our Board of Directors through December 31, 2019.

Our Board of Directors declared quarterly cash dividends of $0.175 per common share for each of the first three quarters of 2017, representing $245.3 million in total dividends.

Debt Service Requirements

Our 2017 and future debt service requirements will include payments on all outstanding indebtedness including any borrowings under our commercial paper program. In December 2017, our 2017 notes of $500.0 million will mature. We plan to fund this maturity by using proceeds from the August 22, 2017 sale of the 2022 Notes and the Floating Rate Notes, as well as cash generated from operations.

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

Other Commercial Commitments

We had approximately $210 million in outstanding letters of credit and bank guarantees as of September 30, 2017 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

As of September 30, 2017, our total amount of unrecognized income tax benefits was $354.1 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

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
In our Annual Report on Form 10-K, we disclosed that our Business Solutions reporting unit was at an increased risk for future impairment charges due to its sensitivity to changes in projections for revenue growth rates and EBITDA margins, as well as changes in United States and foreign income tax rates, which impact the value of our cash flow management and liquidity strategies facilitated through the Business Solutions reporting unit, and could experience a decline in estimated fair value of approximately 15% as of the October 1, 2016 testing date before triggering an impairment of goodwill. As of September 30, 2017, the Business Solutions reporting unit, which had $996 million of goodwill, remains at an increased risk for future impairment charges and the reporting unit will continue to be closely monitored throughout 2017.

Recent Accounting Pronouncements

Refer to Part I, Item 1, Financial Statements, Note 1, “Business and Basis of Presentation” for further discussion.

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

As of December 31, 2016, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $25 million based on our 2017 forecast of unhedged exposure to foreign currency at that date. As of September 30, 2017, the exposure for the next twelve months is not materially different based on our forecast of unhedged exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of September 30, 2017 of $2.8 billion. Approximately $1.8 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption classified within "Settlement assets" in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within "Settlement assets" in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our "Total stockholders' equity" on our Condensed Consolidated Balance Sheets.

As of September 30, 2017, we had a total of $1.8 billion of borrowings that are subject to floating interest rates. Our Floating Rate Notes had an outstanding balance of $250.0 million as of September 30, 2017, and had an effective interest rate of 2.4% or 80 basis points above three-month LIBOR. In addition, as of September 30, 2017, a total of $975.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 200 basis points above LIBOR. Finally, interest on $575.0 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points. Any borrowings under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of September 30, 2017, our weighted-average effective rate on total borrowings was approximately 4.2%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $18 million based on borrowings, net of the impact of hedges, on September 30, 2017 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2017 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $18 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods. We will also be further impacted by changes to future interest rates as we refinance our debt or by reinvesting proceeds from the sale or maturity of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2017, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP
Denver, Colorado
November 2, 2017

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Derivative Actions

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of a settlement agreement signed on February 11, 2010 between Western Union Financial Services, Inc. (“WUFSI”) and the State of Arizona regarding WUFSI's AML compliance programs along the United States and Mexico border ("Southwest Border Agreement"), including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties' joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below.

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, two of its former executive officers and all but two of its current directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the efforts of the monitor assigned to the Company pursuant to the Southwest Border Agreement to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls.

The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, eight of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and one of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section in Part I, Item 1, Financial Statements, Note 5, "Commitments and Contingencies." The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On April 21, 2017, defendants filed a motion to dismiss the second amended derivative complaint. On June 9, 2017, plaintiffs filed an opposition to defendants’ motion to dismiss the second amended derivative complaint. On July 14, 2017, defendants filed a reply in support of the motion to dismiss. On September 29, 2017, the Court granted defendants’ motion to dismiss the second amended derivative complaint. On October 25, 2017, plaintiffs filed a notice of appeal.

Due to the stage of the actions described above under "Shareholder Derivative Actions," the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

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

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five-year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 27, 2017, the Court granted Speedpay’s summary judgment motion, entered judgment in favor of Speedpay and ordered the Court clerk to close the case. On July 5, 2017, Pincus filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. Due to this pending appeal, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

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

On March 27, 2017, plaintiffs in the Martin Herman, Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust, and UA Local 13 Pension Fund actions filed motions to consolidate the three cases and to be appointed lead plaintiff. On May 3, 2017, the Court granted the motion to consolidate. On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On October 5, 2017, the Court dismissed the Martin Herman action at the plaintiff’s request. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the named individuals intend to vigorously defend themselves in this matter.

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

On March 31, 2017, the Company received a request for the production of documents from the New York State Department of Financial Services (the “NYDFS”), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. The Company complied with all requests and produced all requested documents to the NYDFS. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period give the NYDFS a basis to take additional enforcement action.  The NYDFS proposed a resolution of the matter involving, among other things, a payment to the NYDFS.  The Company is continuing to engage in discussions with the NYDFS in an effort to reach an appropriate resolution of this matter.  Due to the stage and nature of the discussions, the Company has accrued $49 million toward a possible resolution of this matter.  However, there is no certainty that the Company will be able to resolve this matter for this amount. If the matter is not settled and proceeds to civil litigation, the NYDFS would seek to impose fines, damages, or other regulatory consequences.  Resolution of this matter could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.  If the NYDFS files a complaint against the Company, the Company intends to defend itself vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
July 1 - 31	446,297	$19.08	415,717	$1,047.6
August 1 - 31	3,006,884	$19.10	3,002,614	$990.3
September 1 - 30	1,863,221	$18.85	1,841,841	$955.5
Total	5,316,402	$19.01	5,260,172
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $955.5 million remained available as of September 30, 2017. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	November 2, 2017	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2017	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2017	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Floating Rate Note due 2019 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2017 and incorporated herein by reference thereto)

4.2	Form of 3.600% Note due 2022 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2017 and incorporated herein by reference thereto)

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document