Form 10-K
period 2017-12-31
Western Union CO
filed 2018-02-22
CIK 1365135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-K
_______________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $8.7 billion based on the closing sale price of $19.05 of the common stock as reported on the New York Stock Exchange.

As of February 14, 2018, 459,298,652 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2018 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

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

•
changes in tax laws, or their interpretation, including with respect to United States tax reform legislation enacted in December 2017 (the "Tax Act") and potential related state income tax impacts, and unfavorable resolution of tax contingencies;

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

•
liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with the settlement agreements with the United States Department of Justice, certain United States Attorney's Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the "Joint Settlement Agreements"), and those associated with the January 4, 2018 consent order which resolved a matter with the New York State Department of Financial Services (the "NYDFS Consent Order");

•	liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory actions, including costs, expenses, settlements and judgments;

•
failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation ("GDPR") approved by the European Union ("EU");

•
the ongoing impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau ("CFPB") and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection;

•	effects of unclaimed property laws or their interpretation or the enforcement thereof;

•	failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide;

•	changes in accounting standards, rules and interpretations or industry standards affecting our business;

Other Events

•	adverse tax consequences from our spin-off from First Data Corporation;

•	catastrophic events; and

•	management's ability to identify and manage these and other risks.

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

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well-recognized brand to transfer funds. Our Consumer-to-Consumer money transfer service enables people to send money around the world, usually within minutes. As of December 31, 2017, our services were available through a global network of over 550,000 agent locations in more than 200 countries and territories, with approximately 90% of those locations outside the United States. Each location in our agent network is capable of providing one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2017, more than 70% of our locations had experienced money transfer activity in the previous 12 months.

Our Business Solutions services facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of this business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

We believe that brand strength, size and reach of our global network, convenience, reliability and value for the price paid have been important to the growth of our business. As we continue to seek to meet the needs of our customers for fast, reliable and convenient global money movement and payment services, with a continued focus on regulatory compliance, we are also working to provide consumers and our business clients with access to an expanding portfolio of payment and other financial services and to expand the ways our services can be accessed.

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions.

Leadership and organizational structure changes within the Company have impacted how the Chief Operating Decision Maker (“CODM”) manages the Company, resulting in changes to the operating and reportable segments in the second quarter of 2017. Prior to these changes, we had organized the business into the following operating segments: Consumer-to-Consumer, Consumer-to-Business, and Business Solutions. As a result of these leadership and organizational structure changes, the components of the historical Consumer-to-Business operating segment have been divided between two executives, with the majority of our cash-based bill payments services under one executive and the majority of our electronic-based bill payments services under the other executive. The CODM allocates resources and assesses performance using discrete information for these separate components, neither of which is material from either a quantitative or qualitative perspective. Accordingly, we no longer report a separate Consumer-to-Business operating segment, and no new reportable segments result from the impact of these changes. This new operating segment structure is based upon the financial information provided to the CODM for decision making and is consistent with our overall business strategy.

All businesses and other services that have not been classified in our segments are reported as "Other," which primarily includes our electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations, and our money order and other services, in addition to costs for the review and closing of acquisitions.

The table below presents the components of our consolidated revenue. Segment results for the years ended December 31, 2016 and 2015 have been adjusted to conform to the changes in reportable segments discussed above.

	Year Ended December 31,
	2017	2016	2015
Consumer-to-Consumer	79%	79%	79%
Business Solutions	7%	7%	7%
Other	14%	14%	14%
	100%	100%	100%

No individual country outside the United States accounted for more than approximately 7% of our consolidated revenue for each of the years ended December 31, 2017, 2016 and 2015.

For additional details regarding our Consumer-to-Consumer and Business Solutions segments, including financial information regarding our international and United States revenues and long-lived assets, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, Note 17, "Segments," in this Annual Report on Form 10-K.

See Part I, Item 1A, Risk Factors, for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 79% of our total consolidated revenues for 2017. A substantial majority of these transfers were cross-border transactions. We view our money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include our online money transfer services initiated through Western Union branded websites ("westernunion.com") in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

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

Operations

Our revenues are primarily derived from consideration paid by consumers to transfer money. These revenues vary by transaction based upon send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate set by us to the consumer and the rate available in the wholesale foreign exchange market, speed of service, and channel, as applicable.

In a typical walk-in money transfer transaction, a consumer goes to one of our agent or subagent locations and provides information specifying, among other things, the name and other identifying information regarding the recipient, and delivers the principal amount of the money transfer and the fee, to the agent or sub-agent. Certain of these processes are streamlined for consumers who participate in our loyalty programs. The sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes. In some jurisdictions, the agent collects the principal and fees after the presentation of a written disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. The recipient generally enters an agent location in the designated receiving area or country, presents identification, where applicable, and is paid the transferred amount. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the receiver's institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction and the send and receive locations.

We generally pay our agents a commission based on a percentage of revenue. A commission is usually paid to both the agent that initiated the transaction, the "send agent," and the agent that paid the transaction, the "receive agent." For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent's primary business (e.g., postal services, banking, check cashing, travel and retail businesses), making the economics of being a Western Union agent attractive. Western Union's global reach and large consumer base allow us to attract agents we believe to be well-positioned to deliver our services.

To complement the convenience offered by our network's global physical locations, in certain countries we have also made our services available through other channels, as described below under "Services."

No individual country outside the United States accounted for greater than 6% of this segment's revenue during all periods presented.

Services

We offer money transfer services in more than 200 countries and territories, with a number of options for sending funds that provide consumers convenience and choice, through both our walk-in and online money transfer channels.

•
Walk-in money transfer. The significant majority of our remittances constitute walk-in transactions in which payment is collected by one of our agents and is available for pick-up at another agent location, usually within minutes. We offer a variety of methods for consumers to initiate transactions. In select markets, consumers may stage a transaction either online or using a mobile device and subsequently pay for the transaction at one of our agent locations. Additionally, in certain agent locations, consumers can enter a transaction at a self-service kiosk and subsequently pay for the transaction at the counter of the location.

•
Online money transfer. In certain countries, consumers can initiate a money transfer from a Western Union branded website, including through their mobile devices. As of December 31, 2017, we were providing online money transfer services through Western Union branded websites in 42 countries. Additionally, in certain countries, consumers can initiate a Western Union money transfer through their bank’s online banking services.

Consumers can fund a transaction in a variety of ways, in addition to cash. For example, at certain of our agent locations, consumers can fund a transaction using a debit card, and, where available, consumers can fund a money transfer from an account and through an account using an automated teller machine ("ATM"). In our online money transfer channel, consumers can generally fund transactions using a credit card, debit card, electronic funds transfer processed through the automated clearing house ("ACH") payment system or similar system outside the United States, or other bank account-based payment.
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
Distribution and Marketing Channels

We offer our Consumer-to-Consumer service to consumers around the world primarily through our global network of third-party agents and sub-agents in most countries and territories, with approximately 90% of our agent locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services, and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations as well as smaller independent retail locations which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets that they serve and work with our management to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us an average of approximately 21 years and in 2017, these long-standing agents were involved in transactions that generated approximately 60% of our Consumer-to-Consumer revenue. No individual agent accounted for greater than 10% of the segment's revenue during all periods presented.

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

We market our services to consumers in a number of ways, directly and indirectly through our agents and their subagents, leveraging promotional activities, grassroots and digital advertising, and loyalty programs. Our marketing strategy includes our consumer programs such as "My WUSM" and "Gold Card," which are available in many countries and territories. These programs offer consumers faster service at the point-of-sale. Additionally, in certain countries and at westernunion.com, consumers can earn points that can be redeemed for rewards, such as reduced transaction fees and other rewards; however, such redemption activity has been insignificant to the results of our operations.

Industry Trends

Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment levels worldwide. Another significant trend impacting the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist financing and consumer protection. Regulations require money transfer providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and businesses to use money transfer services, either of which could have an adverse effect on money transfer providers' revenues and operating income. For further discussion of the regulatory impact on our business, see the "Regulation" discussion in this section, Part I, Item 1A, Risk Factors, and the "Enhanced Regulatory Compliance" section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents. Further, we are seeing increased competition from, and increased market acceptance of, electronic, mobile, and Internet-based money transfer services as well as digital currencies.

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

•
Electronic channels - Online money transfer service providers, including certain electronic payment providers, allow consumers to send and receive money electronically using the Internet or through mobile devices. Electronic channels also include digital wallets, digital currencies, and social media and other predominantly communication or commerce-oriented platforms that offer money transfer services.

•
Banks, postbanks, and post offices - Banks, postbanks, and post offices of all sizes compete with us in a number of ways, including bank transfer and wire services, payment instrument issuances, and card-based services.

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

Business Solutions Segment

In our Business Solutions segment, which represented 7% of our total consolidated revenues for 2017, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.

Operations

The significant majority of our revenue in this segment is derived from foreign exchange resulting from the difference between the exchange rate set by us to the customer and the rate available in the wholesale foreign exchange market. Customers may make an electronic or wire transfer or remit a check in order to initiate a transaction. Our Internet services are provided through our own websites and also, from time to time, in conjunction with others. The majority of the segment's revenue was generated outside the United States during all periods presented.

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

Distribution and Marketing Channels

Our Business Solutions services are offered primarily over the phone, through third-party channels, and via the Internet. Our Internet services are marketed through our own websites as well as, from time to time, co-branding arrangements with third-party websites.

Our customer relationships are a core component of our business payments services. No individual customer accounted for greater than 10% of this segment's revenue.

Industry Trends

The business-to-business payments industry has evolved rapidly with technological innovations that have created new competitors and methods of processing payments from businesses to other businesses. The various products and services within the business-to-business payments industry are in varying stages of development. Increased anti-money laundering, anti-terrorist financing, consumer protection regulations and compliance requirements, and increased regulations and compliance requirements applicable to the offering of derivatives, are impacting the business-to-business payments industry. We believe these increases in competition and regulatory costs are likely to continue in this segment.

Competition

Our Business Solutions segment competes with a diverse set of service providers offering payment services and foreign exchange risk management solutions, including financial institutions, other non-bank competitors, and electronic payment providers. We believe the most significant competitive factors in this segment relate to recurring relationships founded on customer service and expertise in payments and foreign exchange, customized solutions for specific industries and clients, convenience and speed of payments network, availability of derivative products, variety of inbound and outbound payment methods, brand recognition and price.

Other

Our remaining businesses and services, which primarily include our electronic-based and cash-based bill payment services and money order services, are grouped in "Other," which also includes costs for the review and closing of acquisitions. Other represented 14% of our total consolidated revenues for 2017.

Our electronic-based and cash-based bill payment services provide fast and convenient options to make one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. We believe our business customers who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customers' payments. In many circumstances, our relationships with business customers also provide them with an additional source of income and reduce their expenses for handling of payments.

Consumers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Other revenue is derived primarily from transaction fees paid by consumers and billers. In our electronic-based bill payments services, which primarily include our Speedpay® service, consumers may make an electronic payment on the Internet or over the phone using their credit or debit card, or through ACH. Our Internet services are provided through our own websites, including through mobile devices, or through third-party websites for which we act as the service provider. In our cash-based bill payments services, consumers may make a cash payment at an agent or Company-owned location. The substantial majority of our electronic-based bill payments revenue was generated in the United States during all periods presented, and the majority of our cash-based bill payments revenue was generated in Argentina during all periods presented, with the remainder primarily generated in the United States.

Intellectual Property

The Western Union® logos, trademarks, service marks and trade dress are registered and/or used worldwide and are material to our Company. The WU® service mark and logos are also registered and used in many countries around the world. We offer money transfer services under the Western Union, Orlandi ValutaSM and Vigo® brands. We also provide various payment and other services such as Western Union Business Solutions, Western Union Payments, Quick Collect, Convenience Pay, Quick Pay, Quick Cash, Speedpay, and Pago Fácil.

Our operating results have allowed us to invest significantly each year to support our brands. In 2017, we invested approximately $210 million to market, advertise and promote our brands and services, including costs of dedicated marketing personnel. In some regions, our agents have also contributed financial resources to assist with marketing our services.

Risk Management

Our Company has a credit risk management department that evaluates and monitors our credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer and business transactions, particularly where transactions are originated through means other than cash, such as those initiated through electronic channels, and therefore are subject to "chargebacks," insufficient funds, or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our business. Our credit risk management team monitors fraud risks jointly with our information security and global compliance departments, performs credit reviews before agent signings, and conducts periodic analyses of agents and certain other parties that we transact with directly.

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

A key component of the Western Union business model is our ability to manage financial risk associated with conducting transactions worldwide. We currently settle with the majority of our agents in United States dollars, euros, or Mexican pesos, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of money transfer transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. We also utilize foreign currency forward contracts, to mitigate the risks associated with currency fluctuations and to provide predictability of future cash flows. We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Business Solutions business. The majority of this business' revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

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

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and many other countries and jurisdictions, including the European Union. These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services, the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, and/or the seizure of our assets. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program, comprised of policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. As of December 31, 2017, these programs included dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents' compliance activities. In 2017, we spent approximately $195 million on our compliance and regulatory programs.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act in the United States, as amended (collectively, the "BSA"), and similar laws and regulations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. In addition to United States federal laws and regulations, many other countries and states impose similar and, in some cases, more stringent requirements. These requirements may also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents and subagents inside and outside the United States, and certain states also require money transfer companies to conduct similar due diligence reviews. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent settlement agreements being reached with Western Union, other money transfer providers and several large financial institutions. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

Economic and trade sanctions programs administered by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC") and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified foreign nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. We provide limited money transfer and payments services to parties in Cuba, Syria, and the Crimea region of Ukraine in accordance with United States laws authorizing such services and pursuant to and as authorized by advisory opinions of, or specific or general licenses issued by, OFAC.

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

The Payment Services Directive ("PSD") in the EU and similar laws in other jurisdictions have imposed rules on payment service providers like Western Union. In particular, under the PSD, Western Union is responsible for the regulatory compliance of our agents and their subagents who are engaged by our payments institution subsidiary. Thus, the costs to monitor our agents and the risk of adverse regulatory action against us because of the actions of our agents in those areas have increased. The majority of our EU business is managed through our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. Under the PSD and similar laws in certain other jurisdictions, we are subject to requirements such as investment safeguarding rules and periodic examinations similar to those we are subject to in the United States. These rules have resulted in increased compliance costs. Additional countries may adopt legislation similar to these laws. The PSD, as well as legislation in other countries, has also allowed an increased number of non-bank entities to become money transfer agents, allowing Western Union and other money transfer providers to expand their agent networks in these countries but also resulting in increased competition.

The PSD, which has been in force since 2009, was amended by a revised Payment Services Directive ("PSD2"). PSD2 became EU law in January 2016 and required EU member states to transpose it into their national laws by January 2018. Among other changes, PSD2 has increased the supervisory powers granted to member states with respect to activities performed by us and our agent network within their jurisdictions. PSD2 aims to drive increased competition, innovation and transparency across the European payments market, while enhancing consumer protection and the security of Internet payments and account access.  At its core is a requirement for banks to grant third party providers access to a customer’s online account and payment services in a regulated and secure way, which introduces new customer identity verification and authentication measures. This new customer account access enables the provision of new types of services regulated under PSD2, namely third-party payment initiation and third-party account information access. PSD2 increases our responsibilities related to monitoring our agents, may limit the types, nature and amount of charges we may assess, increases customer rights related to refunds and related adjustments, and increases our responsibilities related to information security and incident reporting.

Regulators worldwide are exercising heightened supervision of money transfer providers and requiring increasing efforts to ensure compliance. As a result, we continue to incur significant compliance costs related to customer, agent, and subagent due diligence, verification, transaction approval, disclosure, and reporting requirements, including requirements to report transaction data to a greater extent or frequency than previously required, along with other requirements that have had and will continue to have a negative impact on our financial condition and results of operations.

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

•	impose minimum capital or other financial requirements on us or our agents and their subagents;

•	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

•	require enhanced disclosures to our money transfer customers;

•	require the principal amount of money transfers originated in a country to be invested in that country or held in trust until they are paid;

•	limit the number or principal amount of money transfers which may be sent to or from a jurisdiction, whether by an individual, through one agent or in aggregate;

•
restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country or region; and

•	prohibit or limit exclusive arrangements with our agents and subagents.

Consumer Protection Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became United States federal law in 2010. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the "CFPB") whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices. The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation at a consumer's request to cancel transactions that have not been completed. We have modified certain of our systems, business practices, service offerings or procedures to comply with these regulations. We also face liability for the failure of our money transfer agents to comply with the rules and have implemented and are continuing to implement additional policies, procedures, and oversight measures designed to foster compliance by our agents. The extent of our, and our agents' implementation of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. The CFPB has also implemented a direct portal for gathering information regarding consumer complaints in the money transfer area. The CFPB uses the information collected to help improve its supervision of companies, enforcement of federal consumer financial laws and writing of rules and regulations. This effort may lead to additional regulatory scrutiny of our business.

In addition, various jurisdictions in the United States and outside the United States have consumer protection laws and regulations, and numerous agencies are tasked with enforcing those laws and regulations. Consumer protection principles continue to evolve, and some countries may enact new consumer protection laws and regulations or enhance existing consumer protection laws or regulations. Increasingly, agencies tasked with enforcing consumer protection laws or regulations are communicating more frequently and coordinating efforts. For instance, the International Consumer Protection and Enforcement Network (ICPEN) is an organization composed of consumer protection authorities from over 60 countries that provides a forum for developing and maintaining regular contact between consumer protection agencies and focusing on consumer protection concerns. By encouraging cooperation between agencies, ICPEN aims to enable its members to have a greater impact with their consumer protection laws and regulations. As the scope of consumer protection laws and regulations change, we may experience increased costs to comply and other adverse effects to our business.

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the "CFTC"), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States and European Union. Other jurisdictions outside of the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivative contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. In particular, the CFTC has issued a proposed rule that, if adopted as proposed, would increase the likelihood that we will have to register one or more of our subsidiaries with the CFTC as a swap dealer. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We continue to consider the impact the proposed rule, if adopted, would have on our hedging activities and operations. For further discussion of these risks, see Part I, Item 1A, Risk Factors - "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows." Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business.

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

Unclaimed Property Regulations

Our Company is subject to unclaimed property laws in the United States and in certain other countries, and our agents are subject to unclaimed property laws in some jurisdictions. These laws require us or our agents, as applicable, to turn over to certain government authorities the property of others held by our Company that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We hold property subject to unclaimed property laws and we have an ongoing program designed to help us comply with these laws. We are subject to audits with regard to our escheatment practices.

Privacy Regulations and Information Security Standards

We must collect, transfer, disclose, use and store personal information in order to provide our services. These activities are subject to information security, data privacy, data protection, data breach and related laws and regulations in the United States, the EU, and many other countries in which we provide services.

In the United States, federal data privacy laws such as the federal Gramm-Leach-Bliley Act and various state laws, such as data privacy and breach laws, apply to a broad range of financial institutions including money transfer providers like Western Union, and to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission ("FTC"), which has jurisdiction over companies such as Western Union, has brought numerous enforcement actions, resulting in multi-year settlements, against companies whose privacy or data security practices allegedly violated the law. The FTC, CFPB, and some states continue to actively investigate companies' privacy practices including those related to online and mobile applications. Most state laws require notification to be provided to affected individuals, state authorities and consumer reporting agencies, in the event of a breach of certain types of personal data contained in computer databases and in some cases physical documents. Such notification requirements may be subject to various factors, including the level of encryption and the potential harm to consumers. In addition, the Company is also subject to United States federal reporting requirements in connection with some such incidents.

Increasingly, data protection laws of countries outside of the United States are having a significant impact on our operations and the manner in which we provide our services. The EU has been particularly active in regulating the collection, transfer, disclosure, use, storage and other processing of personal information, and the EU's approach is frequently followed by other jurisdictions. Laws adopted pursuant to the EU's Data Protection Directive 95/46, and other national and provincial laws throughout the world are frequently more restrictive than comparable laws in the United States and impose more stringent duties on us and other companies in our industry. As in the United States, areas of concern include online and mobile applications. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside of the country or region of collection), processing, storage, use and disclosure of personal information; require notice to individuals of the processing of their personal information and our privacy practices; give individuals certain access, correction and other rights with respect to their personal information; and restrict the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. The trend in this area is one of increasingly more stringent regulation, particularly in the EU. In April 2016, the European Parliament and the Council of the European Union approved a comprehensive new regulation known as GDPR that will replace the EU’s Data Protection Directive 95/46 in May 2018. The GDPR will impose additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. We have incurred and we expect to continue to incur significant expenses to meet the new obligations of the GDPR, which require us to make significant changes to our business operations.

The EU enacted PSD2 and MiFID II, both of which impact our operations and which we are addressing. The pending e-Privacy Regulation, which will replace the current e-Privacy Directive, likely in 2018, will introduce a new privacy legal framework for electronic communications including direct marketing communications and the use of cookies and tracking technologies. The new regulation likely will contain penalty provisions that could result in significant costs for non-compliance.

Data privacy regulations, laws and industry standards also impose requirements for safeguarding personal information. Western Union seeks to maintain and upgrade its systems and processes to protect the security of our computer systems, software, networks and other technology assets to help protect against the risks presented by hackers, nation-states and other threat actors. For further discussion of these risks, see Part I, Item 1A, Risk Factors - "Breaches of our information security safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows."

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

Banking Regulations

We have subsidiaries that operate under banking licenses granted by the Austrian Financial Market Authority and the Brazilian Central Bank. We are also subject to regulation, examination and supervision by the New York State Department of Financial Services ("NYDFS"), which has regulatory authority over our entity that holds all interests in these subsidiaries. Further, an Agreement of Supervision with the NYDFS imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements on this entity and its subsidiaries. However, because this entity and its subsidiaries do not exercise banking powers in the United States, we are not subject to the Bank Holding Company Act in the United States.

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

Employees and Labor

As of December 31, 2017, our businesses employed approximately 11,500 employees, of which approximately 2,400 employees are located inside the United States.

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

Executive Officers of the Registrant

As of February 22, 2018, our executive officers consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	57	President, Chief Executive Officer and Director
Rajesh K. Agrawal	52	Executive Vice President, Chief Financial Officer
Odilon Almeida	56	Executive Vice President, President - Global Money Transfer
Jean Claude Farah	47	Executive Vice President, President - Global Payments
Sheri Rhodes	49	Executive Vice President, Chief Technology Officer
Caroline Tsai	48	Executive Vice President, General Counsel and Secretary
Richard L. Williams	52	Executive Vice President, Chief Human Resources Officer

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

Rajesh K. Agrawal is our Executive Vice President (from November 2011) and Chief Financial Officer (from July 2014) and previously served as Executive Vice President and Interim Chief Financial Officer from January 2014 to July 2014. Prior to January 2014, Mr. Agrawal served as President, Western Union Business Solutions from August 2011. Prior to August 2011, Mr. Agrawal served as General Manager, Business Solutions from November 2010, and as Senior Vice President of Finance for Business Units from August 2010 to November 2010. Previously, Mr. Agrawal served as Senior Vice President of Finance of the Company's Europe, Middle East, and Africa and Asia Pacific regions from July 2008 to August 2010, and as Senior Vice President and Treasurer of Western Union from June 2006 to May 2008. Mr. Agrawal joined Western Union in 2006. Prior to that time, Mr. Agrawal served as Treasurer and Vice President of Investor Relations at Deluxe Corporation, and worked at General Mills, Inc., Chrysler Corporation, and General Motors Corporation.

Odilon Almeida is our Executive Vice President and President, Global Money Transfer. Prior to taking this position in February 2017, Mr. Almeida served as Executive Vice President and President, Americas and European Union from January 2014. From January 2013 through December 2013, Mr. Almeida was Senior Vice President and President for the Americas region for Western Union. Mr. Almeida joined Western Union in 2002 and has held roles of increasing responsibility, including Regional Vice President, Southern Cone, Americas from December 2002 to December 2005; Regional Vice President and Managing Director, South America region from January 2006 to November 2007; Senior Vice President and Managing Director, South America region from December 2007 to November 2010; and Senior Vice President and Managing Director for the Latin America and Caribbean region from December 2010 to December 2012. Prior to joining Western Union, Mr. Almeida worked at FleetBoston Financial, The Coca-Cola Company and Colgate-Palmolive in Brazil, Canada, Mexico and the United States. Mr. Almeida has served as a non-executive director of Millicom International Cellular S.A since May 2015.

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

Sheri Rhodes is our Executive Vice President, Chief Technology Officer (from February 2018). Prior to that, Ms. Rhodes served as Senior Vice President and Acting Chief Technology Officer (from September 2017). From May 2017 to September 2017, Ms. Rhodes served as the Senior Vice President and Chief Technology Officer, Digital and Global Payments. Prior to taking this position in May 2017, Ms. Rhodes served as the Chief Information Officer for Electronics for Imaging ("EFI"), a digital printing technology company, from December 2015. From December 2009 to December 2015, Ms. Rhodes served as the Vice President of Global Applications for Symantec Corporation, a software company.

Caroline Tsai is our Executive Vice President, General Counsel and Secretary (from December 2017). Prior to joining Western Union in December 2017, Ms. Tsai served as Deputy General Counsel and Chief Regulatory Officer of BMO Financial Group, a banking and financial services provider, from December 2015 to November 2017 and from January 2014 to December 2015, Ms. Tsai served as Chief Legal Officer, U.S. Personal and Commercial Banking. Prior to joining BMO Financial Group, Ms. Tsai was Senior Vice President and Associate General Counsel of Bank of America Corporation, a banking and financial services provider, from January 2012 to December 2013, and from July 2005 to December 2011, Ms. Tsai served as Senior Vice President and Assistant General Counsel. Ms. Tsai began her legal career as an Associate with the law firm Jones Day, based in Washington, D.C.

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

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, and we face certain risks relating to such events, including:

•	Demand for our services could soften, including due to low consumer confidence, high unemployment, changes in foreign exchange rates, or reduced global trade.

•
Our Consumer-to-Consumer money transfer business relies in large part on migration, which brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, including with respect to the technology industry, changes in immigration laws, restrictions on immigration, and political or other events (such as war, terrorism or health emergencies) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial condition, results of operations, and cash flows.

•
Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. The prospect of reduced job opportunities, especially in retail, healthcare, construction, and hospitality, or weakness in the regional economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions or immigration laws, our financial condition, results of operations, and cash flows may be adversely affected.

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

•
Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor "We face credit, liquidity and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows."

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

•
We may be unable to refinance our existing indebtedness, or finance our obligations to pay tax on certain of our previously undistributed earnings pursuant to the Tax Act on favorable terms, as such amounts become due or we may have to refinance or obtain new financing on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt or tax obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other purposes.

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

•
If market disruption or volatility occurs, we could experience difficulty in accessing capital on favorable terms and our business, financial condition, results of operations, and cash flows could be adversely impacted.

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
Money transfer and business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include consumer money transfer companies, banks and credit unions (including interbank partnerships), card associations, web-based services, mobile money transfer services, payment processors, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, automated teller machine providers and operators, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, and digital currencies. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Our business, distribution network and channel options, such as our electronic channels, have been and may continue to be impacted by increased competition, including from new competitors and the consolidation of competitors and the expansion of their services, which could adversely affect our financial condition, results of operations, and cash flows. For example, we have experienced increased competition in money transfers sent and received within the United States, including from the creation of an interbank network that has partnerships with many large financial institutions and that does not charge a fee to send or receive money. The potential expansion of this network or other similar interbank networks could represent significant competition to us.
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

Our business is built on customer confidence in our brands and our ability to provide fast, reliable money transfer and payment services. Erosion in customer confidence in our business, or in consumer money transfer and payment service providers as a means to transfer money, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition, results of operations, and cash flows.

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

•
reputational concerns resulting from actual or perceived events, including those related to fraud or consumer protection in connection with the Joint Settlement Agreements, the NYDFS Consent Order, or other matters;

•
actions by federal, state or foreign regulators that interfere with our ability to transfer consumers' money reliably, for example, attempts to seize money transfer funds, or limit our ability to or prohibit us from transferring money in certain corridors;

•
federal, state or foreign legal requirements, including those that require us to provide consumer or transaction data either pursuant to our agreement signed on February 11, 2010 with the State of Arizona regarding our anti-money laundering ("AML") compliance programs along the United States and Mexico border ("Southwest Border Agreement") and requirements under the Joint Settlement Agreements or other requirements or to a greater extent than is currently required;

•
any significant interruption in our systems, including by unauthorized entry and computer viruses, fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, or disruptions in our workforce; and

•	any breach of our computer systems or other data storage facilities, or of certain of our third-party providers, resulting in a compromise of personal or other data.

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
A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. In an environment of a rising United States dollar relative to the euro, the value of our euro-denominated revenue, operating income and net monetary assets would be reduced when translated into United States dollars for inclusion in our financial statements. Some of these adverse financial effects may be partially mitigated by foreign currency hedging activities. In an environment of a declining United States dollar relative to the euro, some of the translation benefits on our reported financial results could be limited by the impact of foreign currency hedging activities.
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

Breaches of our information security safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows.

We collect, transfer and retain consumer, business customer representative, employee, applicant, agent and other individuals' personal information as part of our business. With our services being offered in more than 200 countries and territories, these activities are subject to laws and regulations in the United States and many other jurisdictions; see risk factor "Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition" below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions and can have impacts on our business operations, are designed to protect the privacy of personal information and prevent that information from being inappropriately accessed, used or disclosed. We believe we have developed and maintain administrative, technical and physical safeguards designed to comply with applicable legal requirements. However, despite those measures, it is possible that hackers, employees acting contrary to our policies or others could improperly access our systems or documents, or the systems or documents of our business partners or service providers and improperly access, obtain or disclose personal information about our consumers, business customer representatives, employees, applicants, agents or others, or that a third-party service provider could intentionally or inadvertently use, disclose or make available personal information to unauthorized parties or in violation of law. For example, a significant and increasing amount of our data is collected and stored by third parties, including providers of cloud-based software services. In 2016, we determined hackers had accessed the system of one of our third-party providers and improperly obtained data about some of our agents and consumers. Western Union systems and money transfer operations were not impacted. Security incidents such as these have the potential to impose material costs on the Company and there can be no assurance that additional security incidents will not occur in the future. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Additionally, transactions undertaken through our mobile services may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of consumer, business customer representative, employee, applicant, agent, or other personal information could require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement action, including substantial fines, limit our ability to provide services, subject us to litigation, damage our reputation, and could adversely affect our business, financial condition, results of operations, and cash flows.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of business. These systems and operations could be exposed to damage or interruption from unauthorized entry and computer viruses, fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, or other causes, many of which may be beyond our control or that of our service providers. Further, we have been and continue to be the subject of cyber attacks, including distributed denial of service attacks. These attacks are primarily aimed at interrupting our business, exposing us to financial losses, or exploiting information security vulnerabilities. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company's business. Although we believe we have taken steps and made investments to help prevent security incidents and systems disruptions, our measures may not be successful and we may experience material security incidents, disruptions or other problems in the future. We also may experience software defects, development delays, installation difficulties and other systems problems, which would harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Our data applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of whom are located outside the United States, could adversely affect our business.

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

We have acquired and may acquire businesses both inside and outside the United States. As of December 31, 2017, we had $2,727.9 million of goodwill comprising approximately 30% of our total assets, including $1,981.0 million of goodwill in our Consumer-to-Consumer reporting unit and $532.0 million of goodwill in our Business Solutions reporting unit. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods.

For example, for the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as further described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The fair value of the Business Solutions reporting unit continues to be sensitive to changes in projections for revenue growth rates and EBITDA margins, and, after this impairment, the carrying value and estimated fair value of the Business Solutions reporting unit are the same as of December 31, 2017. Any further reduction in anticipated future operating cash flows in the Business Solutions reporting unit would likely result in another write down of goodwill, which could have a significant adverse impact on our financial condition and results of operations. See the "Critical Accounting Policies and Estimates" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more detail.

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

The vast majority of our Consumer-to-Consumer money transfer activity and our walk-in bill payment and money order activity is conducted through third-party agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include superagents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order or complete the money transfer or payment services on behalf of the consumer.

The liquidity of our agents and other parties we transact with directly, including merchant acquirers, is necessary for our business to remain strong and to continue to provide our services. If our agents or other partners fail to settle with us in a timely manner, our liquidity could be affected.

From time to time, we have made, and may in the future make, short-term advances and longer-term loans to our agents. These advances and loans generally are secured by settlement funds payable by us to these agents. However, the failure of these borrowing agents to repay these advances and loans constitutes a credit risk to us.

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

We offer consumers in select countries the ability to transfer money utilizing their bank account or credit or debit card via websites and mobile devices. These transactions have experienced and continue to experience a greater risk of fraud and higher fraud losses. Additionally, money transfers funded by ACH, or similar methods, are not preauthorized by the sender's bank and carry the risk that the account may not exist or have sufficient funds to cover the transaction. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. We may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties increase over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing and manner by which cash is repatriated or otherwise made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity. However, our overall liquidity may also be impacted by regulations or their interpretations that, if fully enacted or implemented, could require us to register as a swap dealer and post collateral in connection with our derivative financial instruments used to hedge our exposures arising in connection with changes to foreign currency exchange rates.

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

Most of our Consumer-to-Consumer revenue is derived through our agent network. Some of our international agents have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent's dissatisfaction with its relationship with us or the revenue derived from that relationship, an agent's or its subagents' unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements or increased costs or loss of business as a result of difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services. Under the Joint Settlement Agreements and the NYDFS Consent Order, we are subject to heightened requirements relating to agent oversight, which may result in agent attrition, and agents may decide to leave our network due to reputational concerns related to the Joint Settlement Agreements and the NYDFS Consent Order. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, or changes in the economy, and the cost of maintaining agent or subagent locations has increased and may continue to increase because of enhanced compliance efforts. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

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

We rely on our agents' information systems and/or processes to obtain transaction data. If an agent or its subagent loses information, if there is a significant disruption to the information systems of an agent or its subagent, or if an agent or its subagent does not maintain the appropriate controls over or experiences a breach of their systems, we may experience reputational and other harm which could result in losses to the Company.

In Business Solutions, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. In our various bill payments services, we provide services for making one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. Our relationships with these businesses and other organizations are a core component of our payments services, and we derive a substantial portion of our revenue through these relationships. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our services or by making it more cumbersome for businesses or consumers to do business with us. We have also had difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies. If we are unable to maintain our current business or banking relationships or establish new relationships under terms consistent with those currently in place, our ability to continue to offer our services may be adversely impacted, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our future effective tax rates could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, in December 2017, the Tax Act was enacted into United States law. Among other things, the Tax Act imposes a tax on certain previously undistributed foreign earnings, establishes minimum taxes related to payments deemed to erode the United States tax base (5% in 2018, 10% from 2019 through 2025, and 12.5% in 2026 and thereafter), and retains and expands United States taxation on a broad range of foreign earnings (whether or not the earnings have been repatriated) while effectively exempting certain types of foreign earnings from United States tax. This legislation is broad and complex, and given its recent enactment, regulations or other interpretive guidance are currently limited. Any change in the interpretation of the Tax Act or other legislative proposals or amendments could have an adverse effect on our financial condition, results of operations, and cash flows. Furthermore, the effect of certain aspects of the Tax Act on state income tax frameworks is currently unclear, and potential changes to state income tax laws or their interpretation could further increase our income tax expense.

Additionally, the Organization for Economic Co-Operation and Development ("OECD") has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting ("BEPS"). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Tax reforms recommended in the BEPS action plan include changes that would impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements that are viewed as causing BEPS. Significant components of the BEPS action plan were published by the OECD in October 2015 and a number of governments, including the European Commission, have already enacted or proposed rules to implement, at least to some degree, changes suggested in the recommendations, while other countries are preparing to do so. Any material change in tax laws or policies, or their interpretation, resulting from BEPS or other legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations, and cash flows.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2017, the total amount of unrecognized tax benefits was a liability of $344.0 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows. For example, in 2011, we reached an agreement with the United States Internal Revenue Service ("IRS") resolving substantially all of the issues related to the restructuring of our international operations in 2003 ("IRS Agreement"), which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter and requires cash payments to the IRS and various state tax authorities of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of December 31, 2017. See the "Contractual Obligations" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include our 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of our United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting us, some of which are agreed and some of which are unagreed. We filed our protest on November 28, 2012 related to the unagreed proposed adjustments with the IRS Appeals Division. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, "Income Taxes" for a further discussion of this matter.

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

We have engaged in actions and activities, such as the WU Way initiative, associated with business transformation, productivity improvement initiatives, and expense reduction measures. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the WU Way initiative. We may implement additional initiatives in future periods. While these initiatives are designed to increase operational effectiveness and productivity and result in cost savings, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from the WU Way or similar initiatives, or the costs to implement future initiatives are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

The Western Union and WU brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union or WU trademarks or a diminution in the perceived quality of products or services associated with the names would harm our business. Similar to the Western Union and WU trademarks, the Vigo, Orlandi Valuta, Speedpay, Pago Fácil, Western Union Payments, Quick Collect, Quick Pay, Quick Cash, Convenience Pay, Western Union Business Solutions and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

Our intellectual property rights are an important element in the value of our business. Our failure to take appropriate actions against those who infringe upon our intellectual property could adversely affect our business, financial condition, results of operations, and cash flows.

The laws of certain foreign countries in which we do business do not always protect intellectual property rights to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings in the United States or in foreign countries could impair our ability to sell our products or services or license or protect our intellectual property, which could adversely affect our business, financial condition, results of operations, and cash flows.

We own patents and patent applications covering various aspects of our processes and services. We have been, are and in the future may be, subject to claims alleging that our technology, business methods, or marketing or other materials (including elements thereof) infringe intellectual property or other third-party rights, both inside and outside the United States. Unfavorable resolution of these claims could require us to change how we deliver or promote a service, result in significant financial consequences, or both, which could adversely affect our business, financial condition, results of operations, and cash flows.

Material changes in the market value or liquidity of the securities we hold may adversely affect our results of operations and financial condition.

As of December 31, 2017, we held $1.4 billion in investment securities, the substantial majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling approximately $271.7 million as of December 31, 2017. The fair value of these assets held in the trust are compared to the plan's projected benefit obligation of $286.7 million to determine the pension liability of $15.0 million recorded within "Other liabilities" in our Consolidated Balance Sheet as of December 31, 2017. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt and other obligations that could restrict our operations.

As of December 31, 2017, we had approximately $3.0 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future. Furthermore, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments over the next eight years.

Our indebtedness and tax obligations could have adverse consequences, including:

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

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt or tax obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

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

Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the United States Treasury Department's Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with or involving specified countries, their governments, and in certain circumstances, their nationals, and with certain individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, or our compliance will make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For example, we have made significant additional investments in recent years in our compliance programs based on the rapidly evolving environment and our internal reviews of the increasingly complex and demanding global regulatory requirements. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

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

In addition, our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended (collectively, the "BSA"), and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network ("FinCEN"). We have subsidiaries in Brazil and Austria that are subject to banking regulations. These subsidiaries are also subject to regulation, examination and supervision by the NYDFS. We also operate through a small number of licensed payment institutions in the EU. Under the Payment Services Directive ("PSD"), as amended by a revised Payment Services Directive known as PSD2, and the 4th Anti-Money Laundering Directive in the EU, our operating companies that are licensed in the EU have increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, agent oversight and monitoring requirements, and broader supervision by EU member states. These laws have increased and will continue to increase our costs and could also increase competition in some or all of our areas of service, and legislation that has been enacted or proposed in other jurisdictions could have similar effects.

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. For example, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies," in early 2017, we entered into the Joint Settlement Agreements with the United States Department of Justice ("DOJ"), certain United States Attorney's Offices, the FTC, the Financial Crimes Enforcement Network ("FinCEN") of the United States Department of Treasury and various state attorneys general to resolve the respective investigations of those agencies, and in early 2018, we agreed to the NYDFS Consent Order. The ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had, and could in the future have an adverse effect on our business, financial condition, results of operations, and cash flows.

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows. In many jurisdictions where Western Union is licensed to offer money transfer services, the license holder is responsible for ensuring the agent's compliance with the rules that govern the money transfer service. For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents when they are acting on behalf of our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. The majority of our EU consumer money transfer activity is managed through our Irish payment institution. Thus, the risk of adverse regulatory action against Western Union because of actions by our agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") may also impose responsibility on us for any related compliance failures of our agents and their subagents.

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

On March 29, 2017 the United Kingdom (“UK”) issued a formal notification of its intention to leave the EU following the result of a referendum held in the UK on June 23, 2016. The UK is expected to exit from the EU (“Brexit”) on March 29, 2019. In the meantime, the UK remains a member of the EU. The UK and the EU continue to negotiate the terms of Brexit and their future relationship. This negotiation is expected to continue until March 29, 2019 but could last longer. While the negotiations are ongoing and the outcomes uncertain, we intend to apply for certain additional regulatory authorizations to ensure that our operations in the UK can continue post-Brexit in the event that rights to freedom of establishment and freedom to provide services on a cross-border basis within the European Economic Area (“EEA”) or equivalent rights under EU law (together, “Regulatory Passports”) will not be available for firms operating between the UK and the EEA. Any inability or delay in obtaining the relevant regulatory authorizations from applicable regulators could have an adverse effect on our business, financial condition, results of operations, and cash flows. Further, as a result of Brexit, including under the terms of any new regulatory authorizations we may obtain, we could be required to comply with additional regulatory requirements in the UK (and possibly in the EEA). This could make it more costly for us to provide our services.

Western Union is the subject of consent agreements with or enforcement actions by regulators.

As further described under in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, “Commitments and Contingencies” of this Form 10-K, in early 2017, the Company entered into Joint Settlement Agreements with the DOJ, certain United States Attorney's Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company was required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers, both of which were performed by the Company during 2017. The Joint Settlement Agreements also require the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. The changes in the Company’s compliance program required by these agreements will have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company could also face actions from other regulators as a result of the Joint Settlement Agreements. For example, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, “Commitments and Contingencies” of this Form 10-K, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the Deferred Prosecution Agreement (the “DPA”) with the DOJ and with certain other United States Attorney's Offices regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. In January 2018, the Company agreed to the NYDFS Consent Order with the NYDFS which required the Company to pay a civil monetary penalty of $60 million to the NYDFS and resolved its investigation into these matters. Among other items, the NYDFS Consent Order imposes certain non-monetary obligations, including a requirement to provide to the NYDFS a remediation plan within 90 days after the date of the NYDFS Consent Order. In addition, if the Company fails to comply with the Joint Settlement Agreements or the NYDFS Consent Order, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape and is expected to continue to adversely affect our financial results. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has and may continue to affect the manner in which we provide our services; see risk factor "The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows." Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

In addition, policy makers may seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico. Policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers, the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees, or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have an adverse impact on our business, financial condition, results of operations, and cash flows.

Regulators around the world look at each other's approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. Similarly, new laws and regulations in a country, state or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any one new law or regulation are magnified by the potential they may be replicated, affecting our business in another place or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees, foreign exchange spreads and other important aspects of our business, with the same effect. Either of these eventualities could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Our regulatory status and the regulatory status of our agents and their subagents could affect our and their ability to offer our services. For example, we and our agents and their subagents rely on bank accounts to provide our Consumer-to-Consumer money transfer services. We also rely on bank accounts to provide our payment services. We and our agents and their subagents are considered Money Service Businesses, or "MSBs," under the BSA, including our Business Solutions operations. Many banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. The recent Joint Settlement Agreements may prompt some banks to take this view regarding Western Union. We and some of our agents and their subagents have had, and in the future may have, difficulty establishing or maintaining banking relationships due to the banks' policies. If we or a significant number of our agents or their subagents are unable to maintain existing or establish new banking relationships, or if we or these agents face higher fees to maintain or establish new bank accounts, our ability and the ability of our agents and their subagents to continue to offer our services may be adversely impacted, which would have an adverse effect on our business, financial condition, results of operations, and cash flows.

The types of enterprises that are legally authorized to act as our agents and their subagents vary significantly from one country to another. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents or their subagents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents and their subagents. For example, a requirement that a money transfer provider be a bank or other highly regulated financial entity could increase significantly the cost of providing our services in many countries where that requirement does not exist today or could prevent us from offering our services in an affected country. Further, any changes in law that would require us to provide money transfer services directly to consumers as opposed to through an agent network (which would effectively change our business model) or that would prohibit or impede the use of subagents could significantly adversely impact our ability to provide our services, and/or the cost of our services, in the relevant jurisdiction. Changes mandated by laws which make Western Union responsible for acts of its agents and their subagents while they are providing the Western Union money transfer service increase our risk of regulatory liability and our costs to monitor our agents' or their subagents' performance.

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

As final rules and regulations implementing the Dodd-Frank Act have been adopted, the law has made and is making significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices ("UDAAP"). The CFPB's regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation at a consumer's request to cancel transactions that have not been completed. In addition, these regulations impose responsibility on us for any related compliance failures of our agents. These requirements have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results and change the way we operate our business. The Dodd-Frank Act and interpretations and actions by the CFPB could also have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business.

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

Various jurisdictions in the United States and outside the United States have consumer protection laws and regulations, and numerous agencies are tasked with enforcing those laws and regulations. Consumer protection principles continue to evolve, and some countries may enact new consumer protection laws and regulations or enhance existing consumer protection laws or regulations. Increasingly, agencies tasked with enforcing consumer protection laws or regulations are communicating more frequently and coordinating efforts. For instance, ICPEN is an organization composed of consumer protection authorities from over 60 countries that provides a forum for developing and maintaining regular contact between consumer protection agencies and focusing on consumer protection concerns. By encouraging cooperation between agencies, ICPEN aims to enable its members to have a greater impact with their consumer protection laws and regulations. As the scope of consumer protection laws and regulations change, we may experience increased costs to comply and other adverse effects to our business.

Rules adopted under the Dodd-Frank Act by the CFTC, as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States and European Union. Other jurisdictions outside of the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivative contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. In particular, the CFTC has issued a proposed rule that, if adopted as proposed, would increase the likelihood that we will have to register one or more of our subsidiaries with the CFTC as a swap dealer. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We continue to consider the impact the proposed rule, if adopted, would have on our hedging activities and operations. Additionally, the regulatory regimes for derivatives in the United States and European Union, such as under the Dodd-Frank Act and MiFID II, are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs to our business. Other jurisdictions outside the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these will result in greater costs to us as well. Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results.

Western Union is the subject of litigation, including purported class action litigation, and regulatory actions, which could result in material settlements, judgments, fines or penalties.

As a company that provides global financial services primarily to consumers, we are subject to litigation, including purported class action litigation, and regulatory actions alleging violations of consumer protection, anti-money laundering, sanctions, securities laws and other laws, both foreign and domestic. We also are subject to claims asserted by consumers based on individual transactions. There can be no guarantee that we will be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement, any of which could occur or intensify as a result of the Joint Settlement Agreements or the NYDFS Consent Order, are likely to continue to result in changes to our business, as well as increased costs, supervision and examination for both ourselves and our agents and subagents. These developments in turn may result in additional litigation, or other actions. For more information, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies."

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

We are subject to extensive requirements relating to data privacy and security under federal, state and foreign laws. For example, the FTC continues to investigate the privacy practices of many companies and has brought numerous enforcement actions, resulting in multi-year agreements governing the settling companies' privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, in April 2016, the European Parliament and the Council of the European Union approved the GDPR, which will replace the EU’s Data Protection Directive 95/46 as of May 2018. The GDPR will impose additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. We are endeavoring to implement the requirements of the GDPR, and we have incurred and we expect to continue to incur significant expenses to meet the new obligations of the GDPR, which require us to make significant changes to our business operations. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

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

We are subject to unclaimed property laws in the United States and abroad and some of our agents are subject to unclaimed property laws in their respective jurisdictions which require us, or our agents, to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We have an ongoing program to help us comply with those laws. These laws are evolving and are frequently unclear and inconsistent among various jurisdictions, making compliance challenging. In addition, we are subject to audits with regard to our escheatment practices. Currently in the United States, more than 25 states are conducting a multi-year audit of our escheatment practices through a contracted third-party auditor. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state, foreign jurisdiction, or representative thereof could have a significant impact on our results of operations and cash flows.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial condition, results of operations, and cash flows.

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We had substantial indebtedness and other obligations, including those related to the tax imposed on certain of our previously undistributed foreign earnings pursuant to the Tax Act, as of December 31, 2017 and expect to incur additional indebtedness in 2018, which could make it more difficult to meet these requirements or any additional requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of settlement assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as settlement assets or these regulators could require our regulated subsidiaries to maintain higher levels of settlement assets. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Properties and Facilities

As of December 31, 2017, we had offices in approximately 50 countries, which included four owned facilities and approximately 20 United States and over 400 international leased properties. Our owned facilities included our corporate headquarters located in Englewood, Colorado. During the year ended December 31, 2017, we entered into lease agreements to move employees in our current corporate headquarters to other locations in the Denver, Colorado area, and we expect to relocate during the second half of 2018.

Our owned and leased facilities are used for operational, sales and administrative purposes in support of our Consumer-to-Consumer and Business Solutions segments, and other services, and are all currently being utilized as intended. In certain locations, our offices include customer service centers, where our employees answer operational questions from agents and customers. Our office in Dublin, Ireland serves as our international headquarters.

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

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer and nine current or former executive officers and directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the efforts of the monitor assigned to the Company pursuant to the Southwest Border Agreement to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls.

The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, six of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and three of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February

24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies." The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On September 29, 2017, the Court granted defendants’ motion to dismiss the second amended derivative complaint. On December 19, 2017, plaintiffs filed an appeal brief in the United States Court of Appeals for the Tenth Circuit, seeking reversal of the dismissal, to which the Company filed an opposition on February 20, 2018.

Due to the stages of the actions described above under "Shareholder Derivative Actions," the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys’ fees, costs, and incentive award. On January 10, 2018, the Court issued an order stating that the pending motions will be decided shortly and setting a status conference for February 28, 2018. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five-year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 27, 2017, the Court granted Speedpay’s summary judgment motion, entered judgment in favor of Speedpay and ordered the Court clerk to close the case. On October 19, 2017, Pincus filed an appeal brief in the United States Court of Appeals for the Eleventh Circuit, seeking reversal of the summary judgment, to which the Company filed an opposition on December 4, 2017. Pincus filed her reply brief on January 17, 2018. Due to this pending appeal, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. In January 2018, the parties agreed on a notification process for potential class members. After notices are published, the case will move to the evidentiary stage. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. In accordance with Spanish law, on January 4, 2018, the Company, through its subsidiary Western Union International Limited, provided a corporate guaranty in an amount of approximately €23 million to cover any liability that could theoretically attach to WUPSIL. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter.

On March 31, 2017, the Company received a request for the production of documents from the New York State Department of Financial Services (the “NYDFS”), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. The Company complied with all requests and produced all requested documents to the NYDFS. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. On January 4, 2018, the Company’s subsidiary, Western Union Financial Services, Inc. (“WUFSI”), and the NYDFS agreed to the NYDFS Consent Order, which resolved the NYDFS investigation into these matters. Under the NYDFS Consent Order, the Company is required, among other things, to pay to the NYDFS a civil monetary penalty of $60 million, which the Company paid on January 12, 2018. In the second quarter of 2017, the Company accrued $49 million towards resolution of this matter, and in the fourth quarter of 2017, the Company accrued the remaining $11 million. The NYDFS Consent Order also imposes certain non-monetary obligations, including a requirement to provide to the NYDFS a remediation plan within 90 days after the date of the NYDFS Consent Order.

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

Our common stock trades on the New York Stock Exchange under the symbol "WU." There were 3,452 stockholders of record as of February 14, 2018. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low prices of the common stock on the New York Stock Exchange as well as dividends declared per share during the calendar quarter indicated.

	Common Stock		Dividends
	Market Price		Declared
	High	Low	per Share
2017
First Quarter	$22.70	$19.25	$0.175
Second Quarter	$20.35	$18.52	$0.175
Third Quarter	$20.40	$18.39	$0.175
Fourth Quarter	$20.67	$18.72	$0.175
2016
First Quarter	$19.61	$16.02	$0.16
Second Quarter	$20.57	$18.07	$0.16
Third Quarter	$21.80	$18.81	$0.16
Fourth Quarter	$22.26	$19.38	$0.16

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 1 - 31	6,707	$19.52	—	$955.5
November 1 - 30	635,599	$19.69	610,873	$943.5
December 1 - 31	2,115	$19.54	—	$943.5
Total	644,421	$19.69	610,873
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $943.5 million remained available as of December 31, 2017. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, "Stock Compensation Plans" and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2017, the Board of Directors declared quarterly cash dividends of $0.175 per common share payable on December 29, 2017, September 29, 2017, June 30, 2017 and March 31, 2017. During 2016, the Board of Directors declared quarterly cash dividends of $0.16 per common share payable on December 30, 2016, September 30, 2016, June 30, 2016 and March 31, 2016. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, liquidity, the amount and timing of payments under our debt and other obligations, capital requirements, regulatory constraints, cash generated or made available in the United States, industry practice and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will be dependent primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends and distribute cash may be restricted. In addition, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments over the next eight years, as discussed in the "Capital Resources and Liquidity" section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. These payments will adversely affect our cash flow and liquidity and may adversely affect future share repurchases.

On February 13, 2018, the Board of Directors declared a quarterly cash dividend of $0.19 per common share payable on March 30, 2018.

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

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015	2014	2013
Statements of Income/(Loss) Data:
Revenues	$5,524.3	$5,422.9	$5,483.7	$5,607.2	$5,542.0
Operating expenses (a)	5,050.9	4,939.2	4,374.3	4,466.7	4,434.6
Operating income (a)	473.4	483.7	1,109.4	1,140.5	1,107.4
Interest income (b)	4.9	3.5	10.9	11.5	9.4
Interest expense (c)	(142.1)	(152.5)	(167.9)	(176.6)	(195.6)
Other income/(expense), net, excluding interest income and interest expense	11.3	7.0	(10.6)	(7.2)	5.7
Income before income taxes (a) (b) (c)	347.5	341.7	941.8	968.2	926.9
Net income/(loss) (a) (b) (c) (d)	(557.1)	253.2	837.8	852.4	798.4
Depreciation and amortization	262.9	263.2	270.2	271.9	262.8
Cash Flow Data:
Net cash provided by operating activities (e)	$735.8	$1,041.9	$1,071.1	$1,045.9	$1,088.6
Capital expenditures (f)	(177.1)	(229.8)	(266.5)	(179.0)	(241.3)
Common stock repurchased (g)	(502.8)	(501.6)	(511.3)	(495.4)	(399.7)
Earnings/(Loss) Per Share Data:
Basic (a) (b) (c) (g)	$(1.19)	$0.52	$1.63	$1.60	$1.43
Diluted (a) (b) (c) (g)	$(1.19)	$0.51	$1.62	$1.59	$1.43
Cash dividends declared per common share (h)	$0.70	$0.64	$0.62	$0.50	$0.50
Key Indicators (unaudited):
Consumer-to-Consumer transactions	275.8	268.3	261.5	254.9	242.3

	As of December 31,
(in millions)	2017	2016	2015	2014	2013
Balance Sheet Data:
Settlement assets	$4,188.9	$3,749.1	$3,308.7	$3,313.7	$3,270.4
Total assets	9,231.4	9,419.6	9,449.2	9,877.5	10,105.4
Settlement obligations	4,188.9	3,749.1	3,308.7	3,313.7	3,270.4
Total borrowings	3,033.6	2,786.1	3,215.9	3,707.5	4,197.1
Total liabilities	9,722.8	8,517.4	8,044.3	8,577.1	9,000.7
Total stockholders’ equity/(deficit)	(491.4)	902.2	1,404.9	1,300.4	1,104.7
____________

(a)
For the year ended December 31, 2017, operating expenses included a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as described in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, "Goodwill," and $60.0 million of expenses related to the NYDFS Consent Order. For the year ended December 31, 2016, operating expenses included $601.0 million of expenses as a result of the Joint Settlement Agreements, as described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies." For the year ended December 31, 2015, operating expenses included $35.3 million of expenses as a result of the Paymap Settlement Agreement.

(b)	Interest income consists of interest earned on cash balances not required to satisfy settlement obligations.

(c)	Interest expense primarily relates to our outstanding borrowings.

(d)
For the year ended December 31, 2017, the Company's provision for income taxes included an estimated $828 million related to the enactment of the Tax Act into United States law, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects, as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, "Income Taxes." Certain of the law's impacts have been provisionally estimated and will likely be adjusted in future periods as the Company completes its accounting for these matters in 2018.

(e)
Net cash provided by operating activities during the year ended December 31, 2017 was impacted by cash payments of $591 million due under the Joint Settlement Agreements and payments of $77.3 million related to our business transformation initiative as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 3, "Business Transformation and Productivity and Cost-Savings Initiatives Expenses."

(f)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.

(g)
On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $943.5 million remained available as of December 31, 2017. During the years ended December 31, 2017, 2016, 2015, 2014, and 2013, we repurchased 24.9 million, 24.8 million, 25.1 million, 29.3 million, and 25.7 million shares, respectively, under authorizations from our Board of Directors.

(h)	Cash dividends per share declared quarterly by the Company's Board of Directors were as follows:

Year	Q1	Q2	Q3	Q4
2017	$0.175	$0.175	$0.175	$0.175
2016	$0.16	$0.16	$0.16	$0.16
2015	$0.155	$0.155	$0.155	$0.155
2014	$0.125	$0.125	$0.125	$0.125
2013	$0.125	$0.125	$0.125	$0.125

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2017 compared to the same period in 2016 and the year ended December 31, 2016 compared to the same period in 2015. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income/(Loss). All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided. Beginning in the first quarter of 2017, we have reported total "Revenues" in our Consolidated Statements of Income/(Loss) for all periods presented and no longer present the subcaptions previously reported, including "Transaction fees," "Foreign exchange revenues," and "Other revenues."

For the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge related to our Business Solutions reporting unit, which reduced our operating income by $464 million as the estimated fair value of the reporting unit declined below its carrying value. For further detail, see the “Critical Accounting Policies and Estimates” discussion below.

Additionally, our operating income for the year ended December 31, 2017 was negatively impacted by a $60 million accrual related to the NYDFS Consent Order, described further in Part I, Item 3, Legal Proceedings. Our operating income for the year ended December 31, 2016 was impacted by $601 million of expenses related to compensation payments and other costs as a result of the Joint Settlement Agreements described further in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies." Our operating income for the year ended December 31, 2015 was impacted by $35.3 million of expenses related to restitution, penalties, and other costs as a result of the Paymap Settlement Agreement. The NYDFS Consent Order, the Joint Settlement Agreements, and the Paymap Settlement Agreement have been reflected within "Selling, general and administrative" expenses in our Consolidated Statements of Income/(Loss).

During the year ended December 31, 2017, our provision for income taxes included an estimated $828 million related to the enactment of the Tax Act into United States law, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. As discussed below, certain of the law's impacts have been provisionally estimated and will likely be adjusted in future periods as we complete our accounting for these matters.

Our revenues and operating income for the years ended December 31, 2017 and 2016 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the years ended December 31, 2017 and 2016 of $61.3 million and $217.1 million, respectively, and negatively impacted operating income by $44.0 million and $90.2 million, respectively, relative to the respective prior year.

The following table sets forth our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015.

				% Change
	Year Ended December 31,			2017	2016
(in millions, except per share amounts)	2017	2016	2015	vs. 2016	vs. 2015
Revenues	$5,524.3	$5,422.9	$5,483.7	2%	(1)%
Expenses:
Cost of services	3,355.4	3,270.0	3,199.4	3%	2%
Selling, general and administrative	1,231.5	1,669.2	1,174.9	(26)%	42%
Goodwill impairment charge	464.0	—	—	(a)	—%
Total expenses	5,050.9	4,939.2	4,374.3	2%	13%
Operating income	473.4	483.7	1,109.4	(2)%	(56)%
Other income/(expense):
Interest income	4.9	3.5	10.9	41%	(68)%
Interest expense	(142.1)	(152.5)	(167.9)	(7)%	(9)%
Derivative gains, net	7.1	4.5	1.2	56%	(a)
Other income/(expense), net	4.2	2.5	(11.8)	77%	(a)
Total other expense, net	(125.9)	(142.0)	(167.6)	(11)%	(15)%
Income before income taxes	347.5	341.7	941.8	2%	(64)%
Provision for income taxes	904.6	88.5	104.0	(a)	(15)%
Net income/(loss)	$(557.1)	$253.2	$837.8	(a)	(70)%
Earnings/(loss) per share:
Basic	$(1.19)	$0.52	$1.63	(a)	(68)%
Diluted	$(1.19)	$0.51	$1.62	(a)	(69)%
Weighted-average shares outstanding:
Basic	467.9	490.2	512.6
Diluted	467.9	493.5	516.7
____________

(a)	Calculation not meaningful.

Revenues overview

Transaction volume is the primary generator of revenue in our businesses. Revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate we set to the customer and the rate available in the wholesale foreign exchange market, speed of service, and channel, as applicable. We also offer several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the years ended December 31, 2017 and 2016 compared to the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2017, 2016, and 2015.

				% Change
	Year Ended December 31,			2017	2016
(dollars in millions)	2017	2016	2015	vs. 2016	vs. 2015
Revenues, as reported - (GAAP)	$5,524.3	$5,422.9	$5,483.7	2%	(1)%
Foreign currency impact (a)				1%	4%
Revenue change, constant currency adjusted - (Non-GAAP)				3%	3%

(a)
The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $61.3 million and $217.1 million for the years ended December 31, 2017 and 2016, respectively, when compared to foreign currency rates in the prior year.

We use foreign currency forwards to hedge certain foreign exchange impacts on our forecasted revenues. To the extent these derivatives are effective in managing our foreign exchange risk, we reflect the hedge impact in revenues in the period the hedged revenues are recorded. Foreign currency hedges benefited GAAP revenues by $4.8 million, $48.0 million, and $77.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

2017 compared to 2016

During the year ended December 31, 2017 compared to 2016, GAAP revenues increased 2%. The increase in revenue was the result of transaction growth in our Consumer-to-Consumer segment of 3% for the year ended December 31, 2017 and growth in our United States electronic-based and Argentina cash-based bill payments services. This growth was partially offset by the strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, which negatively impacted revenue by 1% for the year ended December 31, 2017. The increase in non-GAAP revenues constant currency adjusted of 3% was also due to transaction growth in our Consumer-to-Consumer segment and growth in our Argentina cash-based and United States electronic-based bill payments services.

2016 compared to 2015

During the year ended December 31, 2016 compared to 2015, GAAP revenues decreased 1%. This was primarily due to the strengthening of the United States dollar compared to foreign currencies, which negatively impacted revenue by 4%, net of the impact of foreign currency hedges. This decrease was partially offset by transaction growth of 3% in our Consumer-to-Consumer segment for the year ended December 31, 2016. The increase in non-GAAP revenues constant currency adjusted of 3% was primarily due to Consumer-to-Consumer transaction growth and growth in our Argentina cash-based and United States electronic bill payments services.

Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection, including related to the Joint Settlement Agreements and the NYDFS Consent Order described further in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, "Commitments and Contingencies," the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States, and other matters. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the year ended December 31, 2017. Cost of services increased for the year ended December 31, 2017 compared to the prior year due to increased bank fees, primarily in our growing United States electronic bill payments services, and severance and related employee benefits and other expenses related to a business transformation initiative referred to as the WU Way, as further discussed below.

Cost of services increased for the year ended December 31, 2016 compared to the prior year due to increased technology expenses and increased bank fees in our United States electronic bill payments, partially offset by a decrease in agent commissions, which generally fluctuate with revenues.

Selling, general and administrative

Selling, general and administrative expenses decreased for the year ended December 31, 2017 compared to the prior year due to expenses related to the Joint Settlement Agreements in the amount of $601 million recorded during 2016, as described earlier, partially offset by the NYDFS Consent Order accrual of $60 million discussed above, WU Way-related severance and related employee benefits, consulting service fees, and other expenses, increased employee incentive compensation expenses, and increased marketing expenses. Additionally, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

Selling, general and administrative expenses increased for the year ended December 31, 2016 compared to the prior year due to expenses related to the Joint Settlement Agreements and WU Way-related consulting expenses. The increase was partially offset by expenses related to the Paymap Settlement Agreement in the amount of $35.3 million recorded during 2015, as described earlier, and reductions in employee compensation costs and advertising expenses. Additionally, the strengthening of the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

Goodwill Impairment

For the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as described earlier. We did not record any goodwill impairments during the years ended December 31, 2016 and 2015.

Total other expense, net
Total other expense, net decreased for the year ended December 31, 2017 compared to the prior year primarily due to lower interest expense related to a decrease in the weighted-average effective interest rate on our debt. Total other expense, net decreased for the year ended December 31, 2016 compared to the prior year due to lower interest expense related to lower average debt balances outstanding.
Income taxes

Our effective tax rates on pre-tax income were 260.3%, 25.9% and 11.0% for the years ended December 31, 2017, 2016 and 2015, respectively. Our effective tax rate for the year ended December 31, 2017 was significantly impacted by the enactment of the Tax Act into United States law, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of our deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects, as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, "Income Taxes." Our effective tax rate for year ended December 31, 2017 compared to 2016 was also impacted by the goodwill impairment in our Business Solutions reporting unit, the NYDFS Consent Order accrual recorded in 2017, and the Joint Settlement Agreements recorded during 2016. The increase in our effective tax rate for the year ended December 31, 2016 compared to 2015 was primarily due to the Joint Settlement Agreements and an increase in higher-taxed earnings (excluding the Joint Settlement Agreements) compared to lower-taxed foreign earnings, partially offset by the combined effects of various discrete items, including changes in tax contingency reserves.

Provisional Tax Act amounts

Certain of the Tax Act's impacts have been provisionally estimated and will likely be adjusted in future periods as we complete our accounting for these matters in accordance with a recent staff accounting bulletin issued by the SEC. For those areas of the Tax Act where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete our accounting, we have recorded estimates which we may need to adjust in subsequent periods, and those subsequent adjustments will be recorded in our provision for income taxes if our estimates change as we complete the accounting for those matters during 2018. While we believe we have made reasonable estimates for the numerous complex provisions in the law, our tax expense is provisional for the following items:

•
With respect to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, the determination of the amount of earnings, the amount of assets which are to be included as cash and other specified assets, and which are therefore subject to the higher effective tax rate specified in the Tax Act, and the related potential foreign tax implications are provisional and subject to further analysis, including our completion of the calculation for our 2017 federal, state, and foreign income tax returns. In addition, we are completing this analysis for a significant number of our controlled foreign corporations, as the analysis must be completed for each of the subsidiaries and not consolidated at a higher level. Therefore, the amount of this tax may change until we finalize the calculation. The estimated tax provision amount related to this matter was $916 million in the year ended December 31, 2017.

•
We recorded a provisional $87 million benefit for the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. We are still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances, and the amount is also subject to our completion of the calculation for the 2017 federal, state, and foreign income tax returns.

•
We have provisionally estimated the total amount of outside basis differences with respect to our foreign subsidiaries as of December 31, 2017 to be $254 million (after giving effect to the Tax Act), and no deferred income tax effects have been recognized with respect to such outside basis differences. These outside tax basis differences primarily relate to the remaining undistributed foreign earnings not subject to the tax on certain previously undistributed earnings of foreign subsidiaries pursuant to the Tax Act and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. The amount of total outside basis differences and appropriate deferred tax effects are impacted by the application of the Tax Act and will be finalized during 2018.

•
Subsequent to the enactment of the Tax Act, we must make an accounting policy election to account for the tax effects of global intangible low-tax income either as a component of income tax expense in the period the tax arises, or as a component of deferred taxes on the related investments in foreign subsidiaries. We are currently evaluating these provisions of the Tax Act and the related implications and have not finalized our accounting policy election. We will finalize this accounting policy election in 2018.

Our income tax expense could also increase or decrease in future periods as the effects of the Tax Act are clarified through federal or state regulations, interpretations, or law changes. For example, the Tax Act is broad and complex, and given its recent enactment, regulations or other interpretive guidance is currently limited. Any change in the interpretation of the Tax Act or other legislative proposals or amendments could have a significant effect on our income tax expense in future periods. Furthermore, the effect of the Tax Act on state income taxes, including how the tax on certain previously undistributed earnings of foreign subsidiaries will be interpreted by the states and how states will apply forward-looking provisions of the Tax Act, are currently unclear and subject to potential changes affecting both the amount of state taxes and the remeasurement of our deferred tax assets and liabilities and other tax balances.

We expect that the Tax Act will increase our effective tax rate in future periods, excluding the current year effect of the enactment and subsequent adjustments, as certain activity related to our foreign affiliates will generally be taxed at a higher tax rate.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2017, the total amount of tax contingency reserves was $344.0 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

A significant proportion of our profits are foreign-derived. For the years ended December 31, 2017, 2016 and 2015, 169%, 260% and 103%, respectively, of our pre-tax income was derived from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in foreign tax laws.

Earnings/(loss) per share

During the years ended December 31, 2017, 2016 and 2015, basic earnings/(loss) per share were $(1.19), $0.52 and $1.63, respectively, and diluted earnings/(loss) per share were $(1.19), $0.51 and $1.62, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings/(loss) per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2017, 2016 and 2015, there were 2.8 million, 3.4 million and 6.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings/(loss) per share calculation under the treasury stock method as their exercise prices were above our weighted-average share price during the periods and their effect was anti-dilutive. Due to the net loss for the year ended December 31, 2017, an additional 3.0 million shares have been excluded from diluted weighted-average shares outstanding, because the effect of including such shares would be anti-dilutive in the calculation of diluted loss per share.

Earnings/(loss) per share for the years ended December 31, 2017 and 2016 compared to the prior year were impacted by the previously described factors impacting net income/(loss). We estimate that the Tax Act negatively impacted the loss per share for the year ended December 31, 2017 by $1.76, and the goodwill impairment charge related to our Business Solutions reporting unit and the NYDFS Consent Order negatively impacted loss per share for the year ended December 31, 2017 by $0.96, net of income tax effects, and $0.13, respectively. The Joint Settlement Agreements decreased earnings per share for the year ended December 31, 2016 by $1.21. For the year ended December 31, 2015, the Paymap Settlement Agreement negatively impacted earnings per share by $0.05. Earnings/(loss) per share for the years ended December 31, 2017 and 2016 were also impacted by lower weighted-average shares outstanding. For both the years ended December 31, 2017 and 2016 compared to the prior year, the lower number of shares outstanding was due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions.

Leadership and organizational structure changes within the Company have impacted how the Chief Operating Decision Maker (“CODM”) manages the Company, resulting in changes to the operating and reportable segments in the second quarter of 2017. Prior to these changes, we had organized the business into the following operating segments: Consumer-to-Consumer, Consumer-to-Business, and Business Solutions. As a result of these leadership and organizational structure changes, the components of the historical Consumer-to-Business operating segment have been divided between two executives, with the majority of our cash-based bill payments services under one executive and the majority of our electronic-based bill payments services under the other executive. The CODM allocates resources and assesses performance using discrete information for these separate components, neither of which is material from either a quantitative or qualitative perspective. Accordingly, we no longer report a separate Consumer-to-Business operating segment, and no new reportable segments result from the impact of these changes. The cash-based and electronic-based bill payments services are therefore included in "Other" along with other businesses and services not classified in the Consumer-to-Consumer or Business Solutions segments. This new operating segment structure is based upon the financial information provided to the CODM for decision-making and is consistent with our overall business strategy. Segment results for the years ended December 31, 2016 and 2015 in the discussion and tables below have been adjusted to conform to these changes in reportable segments.

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

•
As described above, for the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit. While the impairment was identifiable to our Business Solutions segment, it was not allocated to the segment, as it was not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•
As described above, we incurred $60.0 million of expenses related to the NYDFS Consent Order during the year ended December 31, 2017, and expenses of $8.0 million and $601.0 million related to the Joint Settlement Agreements during the years ended December 31, 2017 and 2016, respectively. While these expenses were identifiable to our Consumer-to-Consumer segment, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•
We incurred expenses related to the WU Way of $94.4 million and $20.3 million during the years ended December 31, 2017 and 2016, respectively. A majority of these expenses related to severance and related employee benefits and consulting service fees. While certain items related to the initiative were identifiable to our segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation, beginning in the fourth quarter of 2016. For additional information on this business transformation initiative, see Part II, Item 8, Financial Statements and Supplementary Data, Note 3, "Business Transformation and Productivity and Cost-Savings Initiatives Expenses." We believe that the expenses associated with the WU Way initiative are effectively complete as of December 31, 2017.

•	Costs incurred for the review and closing of acquisitions are included in "Other."

•	All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Consumer-to-Consumer	79%	79%	79%
Business Solutions	7%	7%	7%
Other	14%	14%	14%
	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2017, 2016 and 2015.

				% Change
	Year Ended December 31,			2017	2016
(dollars and transactions in millions)	2017	2016	2015	vs. 2016	vs. 2015
Revenues	$4,354.5	$4,304.6	$4,343.9	1%	(1)%
Operating income	$1,002.4	$1,008.7	$1,042.0	(1)%	(3)%
Operating income margin	23%	23%	24%
Key indicator:
Consumer-to-Consumer transactions	275.8	268.3	261.5	3%	3%

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

Regional results for the years ended December 31, 2016 and 2015 have been adjusted to reflect the reorganization of the regions and to conform to the 2017 presentation.

The geographic split for transactions and revenue in the table that follows, including transactions initiated through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Prior to January 1, 2017, for transactions originated and paid in different regions, we split the transaction count and revenue between the two regions, with each region receiving 50%. Therefore, regional results for the years ended December 31, 2016 and 2015 have been adjusted to attribute the transactions and revenue entirely to the region where the transaction was initiated. Included in each region's transaction and revenue percentages in the tables below are transactions initiated through westernunion.com for the years ended December 31, 2017, 2016 and 2015, respectively. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are initiated through westernunion.com.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)
Consumer-to-Consumer regional growth/(decline):
NA	2%	(1)%	3%	3%	6%	(1)%	7%	7%
EU & CIS	1%	(1)%	2%	7%	(2)%	(3)%	1%	4%
MEASA	(8)%	(1)%	(7)%	(10)%	(10)%	(2)%	(8)%	(11)%
LACA	22%	(1)%	23%	17%	(3)%	(10)%	7%	13%
APAC	(2)%	(2)%	0%	0%	(2)%	(2)%	0%	(6)%
Total Consumer-to-Consumer growth/(decline):	1%	(1)%	2%	3%	(1)%	(3)%	2%	3%

westernunion.com (b)	23%	(1)%	24%	24%	22%	(2)%	24%	27%
___________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.

(b)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	37%	36%	34%
EU & CIS	31%	31%	31%
MEASA	16%	18%	20%
LACA	8%	7%	7%
APAC	8%	8%	8%

Westernunion.com, which is included in the regional percentages above, represented approximately 10%, 8%, and 6% of our Consumer-to-Consumer revenue for the years ended December 31, 2017, 2016, and 2015, respectively.

Our consumers transferred $81.8 billion, $80.0 billion, and $81.6 billion in Consumer-to-Consumer principal for the years ended December 31, 2017, 2016, and 2015, respectively, of which $74.5 billion, $72.5 billion, and $73.6 billion, respectively, related to cross-border principal, for the same corresponding periods described above.

Revenues

2017 compared to 2016
Consumer-to-Consumer money transfer revenue increased 1% on transaction growth of 3% for the year ended December 31, 2017 compared to the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for the year ended December 31, 2017. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the year ended December 31, 2017 of $37.7 million compared to the previous year. Foreign currency hedges benefited revenues by $4.8 million for the year ended December 31, 2017. Constant currency revenue growth of 2% and transaction growth was driven primarily by continued growth in westernunion.com. Consumer-to-Consumer money transfer revenue was positively impacted by net price increases of 1% for the year ended December 31, 2017.
Our NA region experienced increased revenue of 2% for the year ended December 31, 2017 compared to the prior year and transaction growth of 3%. The increase in revenue was primarily due to transaction growth in our United States outbound services, including to certain LACA and MEASA countries. Revenue for the year ended December 31, 2017 was negatively impacted by transaction declines for money transfers sent and received within the United States and lower revenue generated from money transfers sent to Mexico from the United States.
Our EU & CIS region experienced increased revenue of 1% for the year ended December 31, 2017 compared to the prior year and transaction growth of 7%. Fluctuations in the exchange rate between the United States dollar, the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for the year ended December 31, 2017. Revenue growth in the region was positively impacted by transaction growth in France but negatively impacted by geographic mix for the year ended December 31, 2017.
Our MEASA region experienced decreased revenue of 8% for the year ended December 31, 2017 compared to the prior year and a transaction decline of 10%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 1% for the year ended December 31, 2017. Revenue was negatively impacted by declines in transactions from oil-producing countries, partially offset by price increases in the region for the year ended December 31, 2017.
Our LACA region experienced increased revenue of 22% for the year ended December 31, 2017 compared to the prior year and transaction growth of 17%. The increase in revenue was primarily due to growth in Argentina and other South American countries.
Our APAC region experienced decreased revenue of 2% for the year ended December 31, 2017 compared to the prior year and flat transaction growth. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% for the year ended December 31, 2017.
We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently.

2016 compared to 2015
Consumer-to-Consumer money transfer revenue decreased 1% and transactions increased 3% for the year ended December 31, 2016 compared to the prior year. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% for the year ended December 31, 2016. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues for the year ended December 31, 2016 of $112.2 million over the previous year. Foreign currency hedges benefited revenues by $48.0 million for the year ended December 31, 2016. Constant currency revenue growth of 2% and transaction growth was driven primarily by continued growth in westernunion.com.
Our NA region experienced increased revenue of 6% for the year ended December 31, 2016 compared to the prior year and transaction growth of 7%. The increase in revenue was primarily due to transaction growth in our United States outbound services, including transactions sent to Mexico and Latin America from the United States.
Our EU & CIS region experienced decreased revenue of 2% for the year ended December 31, 2016 compared to the prior year and transaction growth of 4%. Fluctuations in the exchange rate between the United States dollar, the euro, the British pound and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% for the year ended December 31, 2016. Revenue was also negatively impacted by declines in Turkey, partially offset by price increases implemented in the United Kingdom and growth in Germany.

Our MEASA region experienced decreased revenue of 10% for the year ended December 31, 2016 compared to the prior year and transaction decline of 11%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 2% for the year ended December 31, 2016. Declines in transactions originated in oil-producing countries, including transactions sent to India, which were also negatively impacted by actions by the government of India that temporarily reduced its supply of banknotes, negatively impacted revenues.
Our LACA region experienced decreased revenue of 3% for the year ended December 31, 2016 compared to the prior year and transaction growth of 13%. Fluctuations in the exchange rate between the United States dollar and other currencies, primarily the Argentine peso, negatively impacted revenue by 10% for the year ended December 31, 2016. Price reductions implemented in Argentina also negatively impacted revenue.
Our APAC region experienced decreased revenue of 2% for the year ended December 31, 2016 compared to the prior year and transaction decline of 6%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% for the year ended December 31, 2016.

Consumer-to-Consumer net pricing changes had a minimal effect on segment revenue for the year ended December 31, 2016.

Operating income

2017 compared to 2016
Consumer-to-Consumer operating income decreased 1% during the year ended December 31, 2017 compared to the prior year. Results for the year ended December 31, 2017 were impacted by increased employee incentive compensation expenses and increased marketing expenses, partially offset by the revenue increase described above. Additionally, operating income for the year ended December 31, 2017 was negatively impacted by the strengthening of the United States dollar compared to foreign currencies.

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

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2017, 2016 and 2015.

				% Change
	Year Ended December 31,			2017	2016
(dollars in millions)	2017	2016	2015	vs. 2016	vs. 2015
Revenues	$383.9	$396.0	$398.7	(3)%	(1)%
Operating income	$13.6	$21.1	$2.8	(36)%	(a)
Operating income margin	4%	5%	1%
____________

(a)	Calculation not meaningful.

Revenues

2017 compared to 2016
For the year ended December 31, 2017 compared to the prior year, Business Solutions revenue decreased 3%. The termination of a partner contract effective during the fourth quarter of 2016 negatively impacted revenue as compared to the prior period. During the fourth quarter of 2017, our revenue was negatively impacted by declines in Europe, particularly in the United Kingdom.

2016 compared to 2015
For the year ended December 31, 2016 compared to the prior year, Business Solutions revenue decreased 1%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue growth by 4% for the year ended December 31, 2016. Growth in Europe was offset by declines in the APAC region.

Operating income

2017 compared to 2016
For the year ended December 31, 2017, operating income decreased when compared to the prior year as a result of increased information technology expenses and the decrease in revenues described above, partially offset by a reduction in amortization expense. The change in operating margins in the segment was due to these same factors.

2016 compared to 2015
For the year ended December 31, 2016, operating income increased when compared to the prior year as a result of reductions in employee compensation costs and amortization expenses recorded in the prior year related to the termination of a partner relationship contract. The change in operating margins in the segment was due to these same factors.

Other

The following table sets forth Other results for the years ended December 31, 2017, 2016 and 2015. Other primarily includes our electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations.

				% Change
	Year Ended December 31,			2017	2016
(dollars in millions)	2017	2016	2015	vs. 2016	vs. 2015
Revenues	$785.9	$722.3	$741.1	9%	(3)%
Operating income	$83.8	$75.2	$64.6	11%	16%
Operating income margin	11%	10%	9%

Revenues

2017 compared to 2016
For the year ended December 31, 2017 compared to the prior year, Other revenue increased 9% primarily due to growth in our United States electronic bill payments and Argentina cash-based bill payments. The strengthening of the United States dollar against foreign currencies, primarily the Argentine peso, negatively impacted revenue growth by 3% for the year ended December 31, 2017.
2016 compared to 2015

For the year ended December 31, 2016 compared to the prior year, Other revenue decreased 3% primarily due to declines related to foreign currency translation in our Argentina cash-based bill payments and declines in our United States cash-based bill payments, partially offset by increases in our United States electronic bill payments. The strengthening of the United States dollar against the Argentine peso negatively impacted our Argentina cash-based bill payments revenue by 14% for the year ended December 31, 2016.

Operating income

2017 compared to 2016
For the year ended December 31, 2017, Other operating income increased due to the revenue increase described above and information technology efficiencies, partially offset by increased bank fees in our United States electronic bill payments and increased employee incentive compensation expenses. The bank fees were impacted by increased credit card usage from our customers. The changes in operating margins were also due to these factors.
2016 compared to 2015
For the year ended December 31, 2016, Other operating income increased due to the Paymap Settlement Agreement that was recorded in the second quarter of 2015, increased investment income and other revenues in our money order business, and a reduction of expenses in our prepaid services, partially offset by changes in customer mix and increased bank fees in our United States electronic bill payments, and increased technology expenses. The changes in operating margins in the segment were also due to these factors.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.65 billion revolving credit facility ("Revolving Credit Facility"), which expires in September 2020 and supports our $1.5 billion commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility in excess of $150 million. As of December 31, 2017, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.

To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing and manner by which cash is made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity.

Cash and Investment Securities

As of December 31, 2017 and 2016, we had cash and cash equivalents of $838 million and $878 million, respectively. Approximately $650 million and $700 million was held by our foreign entities as of December 31, 2017 and 2016, respectively. Our ongoing cash management strategies to fund our business needs could cause United States and foreign cash balances to fluctuate. We regularly evaluate, taking tax consequences and other factors into consideration, our United States cash requirements and also the potential uses of cash internationally to determine the appropriate level of dividend repatriations of our foreign source income.

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

Investment securities, classified within "Settlement assets," were $1.4 billion and $1.2 billion as of December 31, 2017 and 2016, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2017, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2017, 2016 and 2015, cash provided by operating activities was $735.8 million, $1,041.9 million and $1,071.1 million, respectively. Cash provided by operating activities during the year ended December 31, 2017 was impacted by cash payments of $591 million pursuant to the Joint Settlement Agreements and payments of $77.3 million related to our business transformation initiative as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 3, "Business Transformation and Productivity and Cost-Savings Initiatives Expenses." Cash provided by operating activities can also be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors. For the year ending December 31, 2018, cash flow provided by operating activities will be negatively impacted by $60 million of payments related to the NYDFS Consent Order, and we expect that cash flow provided by operating activities could also be negatively impacted by higher income tax payments, specifically those related to the tax on certain of our previously undistributed foreign earnings associated with the Tax Act, for which a payment of approximately $62 million is expected to be made in 2018, and by $100 million of anticipated tax payments relating to the IRS Agreement.

Financing Resources

As of December 31, 2017, we had the following outstanding borrowings (in millions):

Notes:
3.650% notes (effective rate of 5.0%) due 2018	$400.0
3.350% notes due 2019 (a)	250.0
Floating rate notes (effective rate of 2.5%) due 2019 (b)	250.0
5.253% notes due 2020 (a)	324.9
3.600% notes (effective rate of 3.7%) due 2022 (c)	500.0
6.200% notes due 2036 (a)	500.0
6.200% notes due 2040 (a)	250.0
Term loan facility borrowing (effective rate of 3.0%)	575.0
Total borrowings at par value	3,049.9
Fair value hedge accounting adjustments, net (d)	0.5
Debt issuance costs and unamortized discount, net	(16.8)
Total borrowings at carrying value (e)	$3,033.6
____________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

(b)	On August 22, 2017, we issued $250.0 million of aggregate principal amount of unsecured floating rate notes due May 22, 2019 ("Floating Rate Notes").

(c)
On March 15, 2017, we issued $400.0 million of aggregate principal amount of 3.600% unsecured notes due in 2022. On August 22, 2017, we issued an additional $100.0 million of aggregate principal amount of 3.600% unsecured notes, for an aggregate principal total of $500.0 million of 3.600% unsecured notes ("2022 Notes").

(d)
We utilize interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of our notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage our overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in "Interest expense" in the Consolidated Statements of Income/(Loss) over the life of the related notes and cause the effective rate of interest to differ from the notes’ stated rate.

(e)	As of December 31, 2017, our weighted-average effective rate on total borrowings was approximately 4.5%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of December 31, 2017 and 2016. During the years ended December 31, 2017, 2016, and 2015, the average commercial paper balance outstanding was $69.6 million, $14.6 million, and $27.0 million, respectively, and the maximum balance outstanding was $610.0 million, $440.0 million, and $440.0 million, respectively. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of December 31, 2017 and 2016, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

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

In addition to the payment of interest, we are required to make certain periodic amortization payments with respect to the outstanding principal of the term loan beginning in July 2018. The final maturity date of the Term Loan Facility is April 11, 2021.

Notes
On August 22, 2017, we issued $250.0 million of aggregate principal amount of unsecured floating rate notes due May 22, 2019. We used the net proceeds from the sale of the Floating Rate Notes for general corporate purposes, including to fund a portion of the 2017 notes that matured in December 2017. Interest with respect to the Floating Rate Notes is payable quarterly on each February 22, May 22, August 22 and November 22, beginning November 22, 2017, at a per annum interest rate equal to the three-month LIBOR plus 80 basis points (reset quarterly). We may not redeem the Floating Rate Notes prior to maturity.

On March 15, 2017, we issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022. We used the net proceeds from the sale of the notes for general corporate purposes, including to fund a portion of the payments due under the Joint Settlement Agreements. On August 22, 2017, we issued an additional $100.0 million of aggregate principal amount of unsecured notes due March 15, 2022, for an aggregate principal total of $500.0 million of 3.600% unsecured notes. The notes issued on August 22, 2017 are part of the same series and, accordingly, have the same terms and conditions as the notes issued on March 15, 2017; however, the notes issued on August 22, 2017 were issued at a premium of 101.783% and we received $1.57 million of accrued interest upon issuance. We used the net proceeds from the August 22, 2017 sale of the notes, excluding the accrued interest received, for general corporate purposes, including to fund a portion of the notes that matured in December 2017. Interest with respect to the 2022 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017, based on the per annum rate of 3.600%. The interest rate payable on the 2022 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2022 Notes exceed 5.600% per annum. The interest rate payable on the 2022 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.600% per annum. We may redeem the 2022 Notes at any time prior to February 15, 2022 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. We may redeem the 2022 Notes at any time after February 15, 2022 at a price equal to par, plus accrued interest.

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

On August 22, 2013, we issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015 ("2015 Floating Rate Notes"). The 2015 Floating Rate Notes matured and were repaid in August 2015.

On December 10, 2012, we issued $250.0 million and $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2015 ("2015 Fixed Rate Notes") and December 10. 2017 ("2017 Notes"), respectively. The 2015 Fixed Rate Notes matured and were repaid in December 2015. In December 2017, the 2017 Notes matured and were repaid.
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

On September 29, 2006, we issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016 ("2016 Notes"). In October 2016, the 2016 Notes matured and were repaid.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity and the overall business.

Our Revolving Credit Facility and our Term Loan Facility contain interest rate margins which are determined based on certain of our credit ratings, and our Revolving Credit Facility also contains a facility fee that is based on our credit ratings. In addition, the interest rates payable on our 2019 Notes and 2022 Notes can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade, as further described below. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility and Term Loan Facility require us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income/(loss) plus the sum of (a) interest expense; (b) income tax expense; (c) depreciation expense; (d) amortization expense; (e) any other non-cash deductions, losses or charges made in determining net income/(loss) for such period; and (f) extraordinary losses or charges, minus extraordinary gains, in each case determined in accordance with United States generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 9:1 for the year ended December 31, 2017.

For the year ended December 31, 2017, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Certain of our notes (the Floating Rate Notes, 2018 Notes, 2019 Notes, and 2022 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving us and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by all three major credit rating agencies.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $177.1 million, $229.8 million and $266.5 million in 2017, 2016 and 2015, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the years ended December 31, 2017, 2016 and 2015, 24.9 million, 24.8 million and 25.1 million shares, respectively, were repurchased for $487.0 million, $481.3 million and $500.0 million, respectively, excluding commissions, at an average cost of $19.55, $19.41 and $19.96 per share, respectively. As of December 31, 2017, $943.5 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2019.

Our Board of Directors declared quarterly cash dividends of $0.175 per common share in all four quarters of 2017, representing $325.6 million in total dividends. Our Board of Directors declared quarterly cash dividends of $0.16 per common share in all four quarters of 2016 and $0.155 per common share in all four quarters of 2015, representing $312.2 million and $316.5 million, respectively, in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 13, 2018, the Board of Directors declared a quarterly cash dividend of $0.19 per common share payable on March 30, 2018.

Debt Service Requirements

Our 2018 and future debt service requirements will include payments on all outstanding indebtedness. In August 2018, our 2018 Notes of $400.0 million will mature. We plan to fund this maturity by refinancing all or a portion of this debt and could repay a portion using cash, including cash generated from operations.

Tax Act Requirements

As previously discussed, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, results in an estimated United States federal tax liability of $780 million at December 31, 2017, which we have elected to pay in periodic installments over the next eight years. Under the terms of the law, we owe 8% of this liability in each of the first five years after the enactment (2018 through 2022), with 15%, 20%, and 25% of the tax owed in 2023, 2024, and 2025, respectively. These payments will adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Our ability to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt and tax obligations will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify acquisitions that align with our long-term strategy.

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

Pension Plan

We have a frozen defined benefit pension plan ("Plan"), for which we had a recorded unfunded pension obligation of $15.0 million and $26.4 million as of December 31, 2017 and 2016, respectively. We were not required to and did not make a contribution to the Plan during the year ended December 31, 2017. During the year ended December 31, 2016, we made a contribution of $38.1 million to the Plan. We are not required to make any contributions to the Plan in 2018.

Our most recent measurement date for our pension plan was December 31, 2017. The calculation of the funded status and net periodic benefit cost is dependent upon three primary assumptions: 1) expected long-term return on plan assets; 2) discount rate; and 3) life expectancy trends.

The expected long-term return on plan assets is 6.50% for 2018. As of our December 31, 2017 measurement date, pension plan target allocations were approximately 60% in fixed income, 20% in equity investments, and 20% in alternative investment strategies (e.g. hedge funds, royalty rights, and private equity funds). Hedge fund strategy types include, but are not limited to: equity long-short, commodities/currencies, relative value, event driven, and multi-strategy. The Plan holds interest rate derivative contracts directly, including interest rate futures that are based on United States Treasury bond rates. Additionally, derivatives are held indirectly through funds in which the Plan is invested. Derivatives are used by the Plan to help reduce the Plan's exposure to interest rate volatility and to provide an additional source of return. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 3.11% and 3.40% as of December 31, 2017 and 2016, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

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

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$4,209.7	$542.3	$1,098.3	$1,113.8	$1,455.3
2017 United States federal income taxes (including Tax Act taxes on certain previously undistributed foreign earnings) (b)	780.0	62.0	124.0	124.0	470.0
IRS Agreement and related state tax payments (c)	100.0	100.0	—	—	—
Unrecognized tax benefits (d)	350.4	—	—	—	—
Foreign currency and interest rate derivative contracts (e)	263.0	234.4	28.6	—	—
Other (f)	85.0	76.6	8.2	0.2	—
Other Contractual Obligations:
Purchase obligations (g)	167.5	86.9	68.4	12.2	—
Operating leases (h)	278.8	43.2	67.9	49.0	118.7
Total	$6,234.4	$1,145.4	$1,395.4	$1,299.2	$2,044.0
____________

(a)
We have estimated our interest payments based on (i) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes and (ii) an estimate of future interest rates on our interest rate swap agreements based on projected LIBOR rates. However, we plan to refinance all or a portion our notes maturing in 2018.

(b)
The Tax Act imposes United States tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, results in an estimated United States federal tax liability of $780 million at December 31, 2017, which we have elected to pay in periodic installments over the next eight years. Under the terms of the law, we owe 8% of this liability in each of the first five years after the enactment (2018 through 2022), with 15%, 20%, and 25% of the tax owed in 2023, 2024, and 2025, respectively.

(c)
In December 2011, we reached an agreement with the IRS resolving substantially all of the issues related to the restructuring of our international operations in 2003. As a result of the IRS Agreement, we have made cash payments to the IRS and various state tax authorities of $94.1 million as of December 31, 2017. We have estimated that we may make payments of approximately $100 million in 2018 (plus interest) to cover the remaining portion; however, certain or all of these payments may be made after 2018.

(d)
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(e)	Represents the liability position of our foreign currency and interest rate derivative contracts as of December 31, 2017, which will fluctuate based on market conditions.
(f)
This line item primarily includes the $60 million payment required and paid in January 2018 pursuant to the NYDFS Consent Order and accrued and unpaid initial payments for new and renewed agent contracts as of December 31, 2017.

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

(h)	We have entered into lease agreements to move employees in our current corporate headquarters to other locations in the Denver, Colorado area, and we expect to relocate during the second half of 2018.

Other Commercial Commitments

We had approximately $210 million in outstanding letters of credit and bank guarantees as of December 31, 2017 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

As discussed further in the "Results of Operations" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, certain of the Tax Act's impacts have been provisionally estimated and will likely be adjusted in future periods as we complete our accounting for these matters in 2018, in accordance with the SEC's recent staff accounting bulletin. While, at a minimum, we have made what we believe to be reasonable estimates for the numerous provisions in the law, there are a number of areas for which tax expense is provisional.
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
Our tax contingency reserves for our uncertain tax positions, including those related to the Spin-off, as of December 31, 2017 were $344.0 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations and cash flows.

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
While we expect that our derivative instruments that currently qualify for hedge accounting will continue to meet the conditions for hedge accounting, if hedges do not qualify for hedge accounting, the changes in the fair value of the derivatives used as hedges would be reflected in earnings which could have a significant impact on our reported results. As of December 31, 2017, the cumulative pre-tax unrealized losses classified within accumulated other comprehensive loss from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $46.5 million. As of December 31, 2017, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $0.5 million gain.

In August 2017, the Financial Accounting Standards Board issued a new accounting pronouncement to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements, which we have adopted on January 1, 2018. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies” for further discussion.

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
Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset. If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2017 was $586.3 million. During the years ended December 31, 2017, 2016 and 2015 we recorded immaterial impairments related to other intangible assets.

Goodwill
Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. An impairment assessment of goodwill is conducted annually during the Company's fourth quarter at the reporting unit level. This assessment of goodwill is performed more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. Reporting units are determined by the level at which management reviews segment operating results. In some cases, that level is the operating segment and in others it is one level below the operating segment.
Our impairment assessment typically begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results. Additionally, each reporting unit's fair value is assessed under certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. Periodically, we perform a quantitative assessment, as described below, for each of our reporting units, regardless of the results of prior qualitative assessments.
If we determine in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we calculate or determine the fair value of the reporting unit using discounted cash flows and compare the estimated fair value to its carrying value. If the carrying value exceeds the fair value of the reporting unit, then an impairment is recognized for the difference. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, "Summary of Significant Accounting Policies," for further discussion regarding our accounting policies for goodwill and any related impairments.
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
The carrying value of goodwill as of December 31, 2017 was $2,727.9 million which represented approximately 30% of our consolidated assets. As of December 31, 2017, goodwill of $1,981.0 million and $532.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively, while the remaining $214.9 million resides in Other. For the reporting units that comprise Consumer-to-Consumer and Other, the fair value of the businesses significantly exceed their carrying amounts.
For the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as the estimated fair value of the reporting unit declined below its carrying value. The reduction in estimated fair value primarily resulted from a decrease in projected revenue growth rates and EBITDA margins and the impact of the Tax Act. Revenue and EBITDA projections were reevaluated due to the declines in revenues and operating results recognized in the fourth quarter of 2017, which were significantly below management’s expectations. Additionally, as disclosed in prior Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, the total estimated fair value of the Business Solutions reporting unit previously included value derived from strategies to optimize United States cash flow management and global liquidity by utilizing international cash balances (including balances generated by other operating segments) to initially fund global principal payouts for Business Solutions transactions initiated in the United States ("Cash Management Strategies") that would have been available to certain market participants. However, the December 2017 enactment of the Tax Act, which imposes a tax on certain previously undistributed foreign earnings and establishes minimum taxes on certain future payments and foreign earnings, eliminated any fair value associated with the Cash Management Strategies.
The fair value of the Business Solutions reporting unit continues to be sensitive to changes in projections for revenue growth rates and EBITDA margins, and, after this impairment, the carrying value and estimated fair value of the Business Solutions reporting unit are the same as of December 31, 2017. Our current expectation is for Business Solutions to average low mid-single digit annual revenue growth over the 10-year forecast period, with EBITDA margins dependent on revenue growth. Our ability to achieve the projected revenue growth and EBITDA margins may be affected by, amongst other factors, (a) pricing and product competition from direct competitors, banks and new market entrants; (b) our success and speed to market in developing new products; (c) the foreign exchange impact from revenues generated in currencies other than the United States dollar; (d) increased regulatory compliance requirements; (e) our ability to enter relationships with partners that can accelerate our time to market; (f) failure of long-term import growth rates returning to historic levels; (g) our ability to continue to maintain our payment network and bank account infrastructure; (h) foreign currency volatility impacts on customer activity; and (i) continued opportunities for cost reduction. Based on assumptions used within the Business Solutions reporting unit valuation, we believe a decrease of 50 basis points in the ten-year compound annual growth rate of revenue (also reflecting the assumed impact such a reduction would have on EBITDA margins) would result in a corresponding decrease in the fair value of the Business Solutions reporting unit of approximately $140 million.

We did not record any goodwill impairments during the years ended December 31, 2016 and 2015.
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
In determining whether disclosure is appropriate, we evaluate each legal matter to assess if there is at least a reasonable possibility that a material loss or additional material loss may have been incurred beyond those amounts which we have already accrued. If such a reasonable possibility exists, we include an estimate of possible loss or range of loss in our disclosure of reasonably possible potential litigation losses or we state if such an estimate of possible loss or range of loss cannot be made.
Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate and to the varied range of potential outcomes, the actual outcomes may differ materially from our judgments.
Recent Accounting Pronouncements

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies” for further discussion.

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

As of December 31, 2017 and 2016, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income/(loss) is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $35 million and $25 million, respectively, based on our forecast of unhedged exposure to foreign currency at those dates. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income/(loss).

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2017 of $2.4 billion. Approximately $1.5 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption classified within "Settlement assets" in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within "Settlement assets" in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our "Total stockholders' equity/(deficit)" on our Consolidated Balance Sheets.

As of December 31, 2017, we had a total of $1.3 billion of borrowings that are subject to floating interest rates. Our Floating Rate Notes had an outstanding balance of $250.0 million as of December 31, 2017 and had an effective interest rate of 2.5% or 80 basis points above three-month LIBOR. In addition, as of December 31, 2017, a total of $475.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 300 basis points above LIBOR. Finally, interest on $575.0 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points. Any borrowings under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of December 31, 2017, our weighted-average effective rate on total borrowings was approximately 4.5%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $13 million and $16 million annually based on borrowings, net of the impact of hedges, on December 31, 2017 and 2016, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2017 and 2016 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to annual pre-tax income of approximately $15 million and $16 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate changes would be instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Management assessed the effectiveness of Western Union's internal control over financial reporting as of December 31, 2017, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company's management concluded that as of December 31, 2017, the Company's internal control over financial reporting is effective. Western Union's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, Western Union's independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on Internal Control over Financial Reporting

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Western Union Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows and stockholders' equity/(deficit) for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Denver, Colorado
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Western Union Company (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows and stockholders' equity/(deficit) for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Denver, Colorado
February 22, 2018

THE WESTERN UNION COMPANY
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues	$5,524.3	$5,422.9	$5,483.7
Expenses:
Cost of services	3,355.4	3,270.0	3,199.4
Selling, general and administrative	1,231.5	1,669.2	1,174.9
Goodwill impairment charge	464.0	—	—
Total expenses*	5,050.9	4,939.2	4,374.3
Operating income	473.4	483.7	1,109.4
Other income/(expense):
Interest income	4.9	3.5	10.9
Interest expense	(142.1)	(152.5)	(167.9)
Derivative gains, net	7.1	4.5	1.2
Other income/(expense), net	4.2	2.5	(11.8)
Total other expense, net	(125.9)	(142.0)	(167.6)
Income before income taxes	347.5	341.7	941.8
Provision for income taxes (Note 10)	904.6	88.5	104.0
Net income/(loss)	$(557.1)	$253.2	$837.8
Earnings/(loss) per share:
Basic	$(1.19)	$0.52	$1.63
Diluted	$(1.19)	$0.51	$1.62
Weighted-average shares outstanding:
Basic	467.9	490.2	512.6
Diluted	467.9	493.5	516.7
Cash dividends declared per common share	$0.70	$0.64	$0.62
____________________
* As further described in Note 6, total expenses include amounts for related parties of $65.9 million, $68.0 million and $65.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income/(loss)	$(557.1)	$253.2	$837.8
Other comprehensive income/(loss), net of tax (Note 13):
Unrealized gains/(losses) on investment securities	6.5	(11.6)	(1.1)
Unrealized losses on hedging activities	(74.4)	(7.6)	(7.2)
Foreign currency translation adjustments	(6.2)	(4.7)	(16.8)
Defined benefit pension plan adjustments	9.0	5.0	0.1
Total other comprehensive loss	(65.1)	(18.9)	(25.0)
Comprehensive income/(loss)	$(622.2)	$234.3	$812.8

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$838.2	$877.5
Settlement assets	4,188.9	3,749.1
Property and equipment, net of accumulated depreciation of $635.7 and $600.0, respectively	214.2	220.5
Goodwill	2,727.9	3,162.0
Other intangible assets, net of accumulated amortization of $1,042.7 and $958.2, respectively	586.3	664.2
Other assets	675.9	746.3
Total assets	$9,231.4	$9,419.6
Liabilities and Stockholders' Equity/(Deficit)
Liabilities:
Accounts payable and accrued liabilities (Note 5)	$718.5	$1,129.6
Settlement obligations	4,188.9	3,749.1
Income taxes payable (Note 10)	1,252.0	407.3
Deferred tax liability, net	173.0	85.9
Borrowings	3,033.6	2,786.1
Other liabilities	356.8	359.4
Total liabilities	9,722.8	8,517.4

Commitments and contingencies (Note 5)

Stockholders' equity/(deficit):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 459.0 shares and 481.5 shares issued and outstanding as of December 31, 2017 and 2016, respectively	4.6	4.8
Capital surplus	697.8	640.9
Retained earnings/(accumulated deficit)	(965.9)	419.3
Accumulated other comprehensive loss	(227.9)	(162.8)
Total stockholders' equity/(deficit)	(491.4)	902.2
Total liabilities and stockholders' equity/(deficit)	$9,231.4	$9,419.6

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income/(loss)	$(557.1)	$253.2	$837.8
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	77.1	74.2	67.7
Amortization	185.8	189.0	202.5
Goodwill impairment charge (Note 4)	464.0	—	—
Deferred income tax provision/(benefit) (Note 10)	69.5	(174.2)	(39.9)
Other non-cash items, net	124.2	98.3	63.7
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(68.7)	(71.4)	(107.4)
Accounts payable and accrued liabilities (Note 5)	(417.6)	522.8	14.2
Income taxes payable (Note 10)	850.4	190.9	47.1
Other liabilities	8.2	(40.9)	(14.6)
Net cash provided by operating activities	735.8	1,041.9	1,071.1
Cash flows from investing activities
Capitalization of contract costs	(74.8)	(107.3)	(122.8)
Capitalization of purchased and developed software	(33.2)	(53.7)	(49.3)
Purchases of property and equipment	(69.1)	(68.8)	(94.4)
Purchases of non-settlement related investments and other	(192.1)	(64.7)	(110.9)
Proceeds from maturity of non-settlement related investments and other	203.8	53.2	100.3
Purchases of held-to-maturity non-settlement related investments	(42.7)	(39.7)	(9.3)
Proceeds from held-to-maturity non-settlement related investments	28.4	9.9	—
Acquisition of businesses, net (Note 4)	(24.9)	—	—
Net cash used in investing activities	(204.6)	(271.1)	(286.4)
Cash flows from financing activities
Cash dividends paid	(325.6)	(312.2)	(316.5)
Common stock repurchased (Note 13)	(502.8)	(501.6)	(511.3)
Net proceeds from issuance of borrowings	746.2	575.0	—
Principal payments on borrowings	(500.0)	(1,005.4)	(500.0)
Proceeds from exercise of options and other	11.7	35.0	75.8
Net cash used in financing activities	(570.5)	(1,209.2)	(1,252.0)
Net change in cash and cash equivalents	(39.3)	(438.4)	(467.3)
Cash and cash equivalents at beginning of year	877.5	1,315.9	1,783.2
Cash and cash equivalents at end of year	$838.2	$877.5	$1,315.9
Supplemental cash flow information:
Interest paid	$128.0	$159.0	$161.8
Income taxes (refunded)/paid	$(11.6)	$68.4	$92.8

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
(in millions)

			Capital Surplus	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity/(Deficit)

	Common Stock
	Shares	Amount
Balance, December 31, 2014	521.5	$5.2	$445.4	$968.7	$(118.9)	$1,300.4
Net income	—	—	—	837.8	—	837.8
Stock-based compensation	—	—	42.2	—	—	42.2
Common stock dividends	—	—	—	(316.5)	—	(316.5)
Repurchase and retirement of common shares	(25.7)	(0.3)	—	(512.7)	—	(513.0)
Shares issued under stock-based compensation plans	6.6	0.1	78.9	—	—	79.0
Unrealized losses on investment securities, net of tax	—	—	—	—	(1.1)	(1.1)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(7.2)	(7.2)
Foreign currency translation adjustments, net of tax	—	—	—	—	(16.8)	(16.8)
Defined benefit pension plan adjustments, net of tax	—	—	—	—	0.1	0.1
Balance, December 31, 2015	502.4	5.0	566.5	977.3	(143.9)	1,404.9
Net income	—	—	—	253.2	—	253.2
Stock-based compensation	—	—	41.8	—	—	41.8
Common stock dividends	—	—	—	(312.2)	—	(312.2)
Repurchase and retirement of common shares	(25.8)	(0.2)	—	(499.0)	—	(499.2)
Shares issued under stock-based compensation plans	4.9	—	32.6	—	—	32.6
Unrealized losses on investment securities, net of tax	—	—	—	—	(11.6)	(11.6)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(7.6)	(7.6)
Foreign currency translation adjustments, net of tax	—	—	—	—	(4.7)	(4.7)
Defined benefit pension plan adjustments, net of tax	—	—	—	—	5.0	5.0
Balance, December 31, 2016	481.5	4.8	640.9	419.3	(162.8)	902.2
Net loss	—	—	—	(557.1)	—	(557.1)
Stock-based compensation	—	—	43.9	—	—	43.9
Common stock dividends	—	—	—	(325.6)	—	(325.6)
Repurchase and retirement of common shares	(25.7)	(0.2)	—	(502.5)	—	(502.7)
Shares issued under stock-based compensation plans	3.2	—	13.0	—	—	13.0
Unrealized gains on investment securities, net of tax	—	—	—	—	6.5	6.5
Unrealized losses on hedging activities, net of tax	—	—	—	—	(74.4)	(74.4)
Foreign currency translation adjustments, net of tax	—	—	—	—	(6.2)	(6.2)
Defined benefit pension plan adjustments, net of tax	—	—	—	—	9.0	9.0
Balance, December 31, 2017	459.0	$4.6	$697.8	$(965.9)	$(227.9)	$(491.4)

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

The Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company's multi-currency money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers and, in certain countries, intra- country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.

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

All businesses and other services that have not been classified in the above segments are reported as "Other," which, as noted above, primarily includes the Company's electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations and which were previously reported in the historical Consumer-to-Business operating segment, and the Company's money order and other services, in addition to costs for the review and closing of acquisitions. Results and balances as of and for the years ended December 31, 2016 and 2015 have been adjusted to conform to the changes in reportable segments discussed above. See Note 17 for further information regarding the Company's segments.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2017, the amount of these net asset limitations totaled approximately $265 million.

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

Basis of Presentation

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Beginning in the first quarter of 2017, the Company has reported total "Revenues" in its Consolidated Statements of Income/(Loss) for all periods presented and no longer presents the subcaptions previously reported, including "Transaction fees," "Foreign exchange revenues," and "Other revenues."

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

Earnings/(Loss) Per Share

The calculation of basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings/(loss) per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested, using the treasury stock method. The treasury stock method assumes proceeds from the exercise price of stock options and the unamortized compensation expense of options and restricted stock are available to acquire shares at an average market price throughout the period, and therefore, reduce the dilutive effect.

For the years ended December 31, 2017, 2016 and 2015, there were 2.8 million, 3.4 million and 6.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings/(loss) per share calculation, as their exercise prices were above the Company's weighted-average share price during the periods and their effect was anti-dilutive. Due to the net loss for the year ended December 31, 2017, an additional 3.0 million shares have been excluded from diluted weighted-average shares outstanding, because the effect of including such shares would be anti-dilutive in the calculation of diluted loss per share.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Basic weighted-average shares outstanding	467.9	490.2	512.6
Common stock equivalents	—	3.3	4.1
Diluted weighted-average shares outstanding	467.9	493.5	516.7

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

In addition, the Trust has other investments that are valued at net asset value which is not quoted on an active market; however, the unit price is based on underlying investments which are traded on an active market.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, consumer chargebacks and insufficient funds, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $64.5 million and $55.4 million as of December 31, 2017 and 2016, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2017, 2016, and 2015, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income/(Loss) was $60.6 million, $63.9 million and $60.3 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2017	2016
Settlement assets:
Cash and cash equivalents	$1,264.8	$1,190.0
Receivables from selling agents and Business Solutions customers	1,573.9	1,327.3
Investment securities	1,350.2	1,231.8
	$4,188.9	$3,749.1
Settlement obligations:
Money transfer, money order and payment service payables	$2,789.2	$2,598.2
Payables to agents	1,399.7	1,150.9
	$4,188.9	$3,749.1

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

Property and equipment consisted of the following (in millions):

	December 31,
	2017	2016
Equipment	$604.7	$585.5
Buildings	88.6	88.3
Leasehold improvements	87.4	84.3
Furniture and fixtures	42.0	40.4
Land and improvements	17.0	17.0
Projects in process	10.2	5.0
Total property and equipment, gross	849.9	820.5
Less accumulated depreciation	(635.7)	(600.0)
Property and equipment, net	$214.2	$220.5

Amounts charged to expense for depreciation of property and equipment were $77.1 million, $74.2 million and $67.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. For the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $464.0 million related to its Business Solutions reporting unit, as disclosed in Note 4. The Company's annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2016 and 2015.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), acquired contracts and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income/(Loss) is amortization expense of $185.8 million, $189.0 million and $202.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table provides the components of other intangible assets (in millions):

	December 31, 2017			December 31, 2016
	Weighted- Average Amortization Period (in years)	Initial Cost	Net of Accumulated Amortization	Initial Cost	Net of Accumulated Amortization
Acquired contracts	11.5	$600.4	$220.0	$599.6	$264.4
Capitalized contract costs	6.2	559.5	268.2	559.2	294.0
Internal use software	3.2	387.8	53.1	371.3	56.4
Acquired trademarks	24.8	33.2	16.9	34.2	18.5
Projects in process	3.0	28.1	28.1	30.6	30.6
Other intangibles	4.6	20.0	—	27.5	0.3
Total other intangible assets	7.7	$1,629.0	$586.3	$1,622.4	$664.2

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2017 is expected to be $175.7 million in 2018, $136.2 million in 2019, $109.1 million in 2020, $76.7 million in 2021, $39.8 million in 2022 and $48.8 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2017, 2016 and 2015.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

The Company's revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market, speed of service, and channel, as applicable. The Company also offers several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors. Generally, revenues are recorded at the time a transaction is initiated.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were $168.3 million, $151.1 million, and $166.3 million, respectively.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation

The United States dollar is the functional currency for substantially all of the Company's businesses. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those businesses for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the year. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these businesses are included as a component of "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets. Foreign currency denominated monetary assets and liabilities of businesses for which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period, and the resulting remeasurement gains and losses are recognized in net income/(loss). Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

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

•
Cash flow hedges - Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss." Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in "Accumulated other comprehensive loss" are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in "Derivative gains, net."

•
Fair value hedges - Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt are recorded in "Interest expense." The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in "Interest expense."

•
Undesignated - Derivative contracts entered into to reduce the variability related to (a) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (b) certain foreign currency denominated cash and other asset and liability positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes and changes in their fair value are included in "Selling, general and administrative." The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. The changes in fair value related to these contracts are recorded in "Revenues."

The fair value of the Company's derivatives is derived from standardized models that use market-based inputs (e.g., forward prices for foreign currency).

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted an accounting pronouncement related to share-based payments to employees. This standard requires all excess tax benefits and tax deficiencies to be recognized as income tax expense (benefit) in the Consolidated Statements of Income/(Loss) and that excess tax benefits be included as an operating activity for the cash flow statement. In addition, these tax benefits must be removed from the dilutive weighted-average shares outstanding calculation as these assumed proceeds will have already been recognized in the Consolidated Statements of Income/(Loss). The Company will continue its current practice of estimating forfeitures when calculating compensation expense. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, cash flows, or related disclosures.

In January 2017, the Financial Accounting Standards Board issued a new accounting pronouncement to simplify the method of measuring a goodwill impairment charge in the event a reporting unit’s carrying amount exceeds its fair value. In those circumstances, the new standard requires the Company to recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company early-adopted the new standard in the fourth quarter of 2017 and measured its goodwill impairment charge related to its Business Solutions reporting unit under this approach.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers, which the Company is required to adopt on January 1, 2018. This new standard, along with subsequent amendments, provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Based on management's analysis of the new standard, for the significant majority of the Company's revenues, the Company has an obligation to perform one integrated service for the customer - collect the consumer's money and make funds available for payment, predominantly on the same day, to a designated recipient in the currency requested. Accordingly, management has determined that the adoption of this standard will not have a material impact on the Company's financial position and results of operations. The Company will adopt the standard using the modified retrospective approach, applied to all contracts with customers, with the cumulative effect of adoption included in retained earnings as of January 1, 2018. Management has completed an analysis of the new disclosure requirements of the standard and has made minor enhancements to its systems and processes to comply with the new disclosure requirements.

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

In March 2017, the Financial Accounting Standards Board issued a new accounting pronouncement to require the service cost component of defined benefit plan pension cost to be included in the same line item as other compensation costs arising from services rendered by relevant employees, with the other non-service cost components of this net benefit cost presented in the Consolidated Statements of Income/(Loss) separately from the service cost component, outside a subtotal of income from operations. The Company's defined benefit pension plan is frozen, thus there are no related service costs. The Company currently records the non-service costs of the defined benefit pension plan in the "Cost of services" line item of the Consolidated Statements of Income/(Loss), whereas the Company expects to record these costs in the "Other income/(expense), net" line item upon adoption of the standard. The Company is required to adopt the new standard on January 1, 2018, with retrospective presentation. Management believes that the adoption of this standard will not have a material impact on the Company's results of operations or related disclosures.

In August 2017, the Financial Accounting Standards Board issued a new accounting pronouncement to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The Company adopted the standard on January 1, 2018, using the amortization approach for excluded components related to the Company's foreign currency hedging program. Additionally, the impact of the excluded components will be recognized in "Revenues" in the Consolidated Statements of Income/(Loss) rather than "Derivative gains, net" as previously reported. The effects of the standard will be recognized prospectively in the Company's financial statements, since for foreign currency hedges existing at the date of adoption that exclude time value from the assessment of effectiveness, the Company will continue using the mark-to-market recognition model for the excluded component. The adoption of this standard will have no impact on the Company's existing interest rate hedges and will not have a material impact on the Company's financial position or results of operations, but will require the addition of certain disclosures.

In February 2018, the Financial Accounting Standards Board issued a new accounting pronouncement that gives entities the option to reclassify tax effects included within accumulated other comprehensive income/(loss) as a result of the United States tax reform legislation enacted in December 2017 (the “Tax Act”) to retained earnings. The Company will adopt this standard in the first quarter of 2018 and will record the reclassification in the period of adoption. The adoption of this standard will not have a material impact on the Company's financial position or results of operations, but will require the addition of certain disclosures.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Business Transformation and Productivity and Cost-Savings Initiatives Expenses

In the second quarter of 2016, the Company began incurring expenses related to a business transformation initiative, referred to as the WU Way. Although the expenses related to the WU Way are specific to that initiative, the types of expenses related to the WU Way initiative are similar to expenses that the Company has previously incurred related to productivity and cost-savings initiatives, and can reasonably be expected to incur in the future. The following table summarizes the activity for the years ended December 31, 2017 and December 31, 2016 for the consulting service fees, severance, and other costs related to the business transformation accruals, which are included in "Accounts payable and accrued liabilities" in the Company's Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 (in millions):

	Consulting Service Fees	Severance and Related Employee Benefits	Other	Total
Balance, December 31, 2015	$—	$—	$—	$—
Expenses	16.4	3.9	—	20.3
Cash payments	(7.4)	—	—	(7.4)
Balance, December 31, 2016	$9.0	$3.9	$—	$12.9
Expenses (a)	36.1	44.2	14.1	94.4
Cash payments	(36.9)	(28.2)	(12.2)	(77.3)
Non-cash benefits/charges (a)	—	3.3	(0.3)	3.0
Balance, December 31, 2017	$8.2	$23.2	$1.6	$33.0
____________

(a)
Expenses incurred during 2017 include a non-cash benefit for adjustments to stock compensation for awards forfeited by employees and other immaterial items. These benefits and charges have been removed from the liability balance in the table above as they do not impact the business transformation accruals.

During the year ended December 31, 2015, the Company implemented initiatives to improve productivity and reduce costs. A significant majority of the productivity and cost-savings initiatives costs related to severance and related expenses, including termination benefits received by certain of the Company's former executives. During the year ended December 31, 2015, the Company incurred $11.1 million of expenses related to productivity and cost-savings initiatives. During the years ended December 31, 2016 and 2015, the Company made cash payments of $12.7 million and $30.0 million, respectively, related to productivity and cost-savings initiatives, and as of December 31, 2016, the amount remaining to be paid related to productivity and cost-savings initiatives was immaterial.

As of December 31, 2017, expenses associated with the WU Way initiative are effectively complete. The following table presents the above expenses related to business transformation and productivity and cost-savings initiatives as reflected in the Consolidated Statements of Income/(Loss) (in millions):

	Year Ended December 31,
	2017	2016	2015
	Business Transformation		Productivity and Cost-Savings Initiatives
Cost of services	$35.7	$2.5	$1.0
Selling, general and administrative	58.7	17.8	10.1
Total expenses, pre-tax	$94.4	$20.3	$11.1
Total expenses, net of tax	$63.3	$12.9	$7.2

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

	Business Transformation
	Consumer-to-Consumer	Business Solutions	Other	Total
2017 expenses	$30.8	$16.1	$13.6	$60.5
2016 expenses	2.7	0.6	0.5	3.8

For those expenses related to initiatives to improve productivity and reduce costs that the Company incurred during the year ended December 31, 2015, $7.6 million, $1.8 million, and $1.7 million were identifiable to the Consumer-to-Consumer and Business Solutions segments, and Other, respectively.

4.  Goodwill

Business Solutions Goodwill Impairment Charge

For the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $464.0 million related to its Business Solutions reporting unit, as the estimated fair value of the reporting unit declined below its carrying value. The reduction in estimated fair value primarily resulted from a decrease in projected revenue growth rates and EBITDA margins and the impact of the Tax Act. Revenue and EBITDA projections were reevaluated due to the declines in revenues and operating results recognized in the fourth quarter of 2017, which were significantly below management’s expectations. Additionally, as disclosed in prior Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, the total estimated fair value of the Business Solutions reporting unit previously included value derived from strategies to optimize United States cash flow management and global liquidity by utilizing international cash balances (including balances generated by other operating segments) to initially fund global principal payouts for Business Solutions transactions initiated in the United States ("Cash Management Strategies") that would have been available to certain market participants. However, the Tax Act, which imposes a tax on certain previously undistributed foreign earnings and establishes minimum taxes on certain future payments and foreign earnings, eliminated any fair value associated with the Cash Management Strategies.

The Company estimated the fair value of its Business Solutions reporting unit using the income approach. The estimated fair value was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

Business Combinations

On November 6, 2017, the Company completed the purchase of Opus Software Technologies Private Limited and the assets of its affiliate for total consideration of approximately $25.3 million. The Company expects that the acquisition will assist in enhancing and centralizing the Company’s information technology expertise through a newly established information technology development and maintenance center located in India, which was an integral part of the Company’s WU Way transformation efforts. The Company has recognized $22.2 million of goodwill related to this acquisition. The valuation of the acquisition, which is preliminary, was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

The Company completed one other immaterial acquisition during the fourth quarter of 2017.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes to goodwill for the years ended December 31, 2017 and 2016 (in millions):

	Consumer-to-Consumer	Business Solutions	Other	Total
January 1, 2016 goodwill, net	$1,950.1	$996.0	$217.7	$3,163.8
Currency translation	—	—	(1.8)	(1.8)
December 31, 2016 goodwill, net	$1,950.1	$996.0	$215.9	$3,162.0
Goodwill impairment charge	—	(464.0)	—	(464.0)
Acquisitions	30.9	—	—	30.9
Currency translation	—	—	(1.0)	(1.0)
December 31, 2017 goodwill, net	$1,981.0	$532.0	$214.9	$2,727.9

The following table presents accumulated impairment losses for the years ended December 31, 2017, 2016 and 2015 (in millions):

	As of December 31,
	2017	2016	2015
Goodwill, gross	$3,191.9	$3,162.0	$3,163.8
Accumulated impairment losses	(464.0)	—	—
Goodwill, net	$2,727.9	$3,162.0	$3,163.8

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $210 million in outstanding letters of credit and bank guarantees as of December 31, 2017 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2021, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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
For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $100 million as of December 31, 2017. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.
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

Under the Joint Settlement Agreements, the Company was required to (1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”), (2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs, and (3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also set forth a civil penalty of $184 million, the full amount of which was deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC was required under the Joint Settlement Agreements. The Company paid the Compensation Payment and the aggregate amount due to the State Attorneys General during the first half of 2017. The Company had accrued the Compensation Payment and the aggregate amount due to the State Attorneys General in "Accounts payable and accrued liabilities" in the Company's Consolidated Balance Sheets as of December 31, 2016. In the second quarter of 2017, pursuant to the terms of the Joint Settlement Agreements, the Company engaged an independent compliance auditor, and during the year ended December 31, 2017, the Company accrued an additional $8 million of expenses related to the independent compliance auditor.

The Joint Settlement Agreements also require, among other things, the Company to adopt certain new or enhanced practices with respect to its compliance program relating to consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, agent suspensions and terminations, and other items. The changes in the Company’s compliance program required by the Joint Settlement Agreements will have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has faced (as described below) and could also face additional actions from other regulators as a result of the Joint Settlement Agreements. Further, if the Company fails to comply with the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer and nine current or former executive officers and directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the efforts of the monitor assigned to the Company pursuant to the Southwest Border Agreement to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, six of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and three of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above. The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On September 29, 2017, the Court granted defendants’ motion to dismiss the second amended derivative complaint. On December 19, 2017, plaintiffs filed an appeal brief in the United States Court of Appeals for the Tenth Circuit, seeking reversal of the dismissal, to which the Company filed an opposition on February 20, 2018.

Due to the stages of the actions described above under "Shareholder Derivative Actions," the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Matters

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. On May 1, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision to overrule the objections filed by the two class members who appealed. On January 11, 2016, the United States Supreme Court denied petitions for certiorari that were filed by the two class members who appealed. On February 1, 2016, pursuant to the settlement agreement and the Court's June 25, 2013 final approval order, Western Union deposited the class members' unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses have been paid, with the remainder to go to eligible jurisdictions to which the unclaimed funds would have escheated in the absence of a settlement. Some jurisdictions may opt not to participate in the settlement, taking the position that the Company must escheat those jurisdictions’ full share of the settlement fund and that the pro rata deductions for class counsel's fees, administrative costs, and other expenses that are required under the settlement agreement are not permitted. In that event, there is a reasonable possibility a loss could result up to approximately the pro rata amount of those fees and other expenses.

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys’ fees, costs, and incentive award. On January 10, 2018, the Court issued an order stating that the pending motions will be decided shortly and setting a status conference for February 28, 2018. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five-year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 27, 2017, the Court granted Speedpay’s summary judgment motion, entered judgment in favor of Speedpay and ordered the Court clerk to close the case. On October 19, 2017, Pincus filed an appeal brief in the United States Court of Appeals for the Eleventh Circuit, seeking reversal of the summary judgment, to which the Company filed an opposition on December 4, 2017. Pincus filed her reply brief on January 17, 2018. Due to this pending appeal, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. In January 2018, the parties agreed on a notification process for potential class members. After notices are published, the case will move to the evidentiary stage. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. In accordance with Spanish law, on January 4, 2018, the Company, through its subsidiary Western Union International Limited, provided a corporate guaranty in an amount of approximately €23 million to cover any liability that could theoretically attach to WUPSIL. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter.

On March 31, 2017, the Company received a request for the production of documents from the New York State Department of Financial Services (the "NYDFS"), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. The Company complied with all requests and produced all requested documents to the NYDFS. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. On January 4, 2018, the Company’s subsidiary, WUFSI, and the NYDFS agreed to a consent order (the "NYDFS Consent Order"), which resolved the NYDFS investigation into these matters. Under the NYDFS Consent Order, the Company is required, among other things, to pay to the NYDFS a civil monetary penalty of $60 million, which the Company paid on January 12, 2018. In the second quarter of 2017, the Company accrued $49 million towards resolution of this matter, and in the fourth quarter of 2017, the Company accrued the remaining $11 million. The NYDFS Consent Order also imposes certain non-monetary obligations, including a requirement to provide to the NYDFS a remediation plan within 90 days after the date of the NYDFS Consent Order.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the years ended December 31, 2017, 2016 and 2015 totaled $65.9 million, $68.0 million and $65.5 million, respectively.

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2017, 2016 and 2015 were $7.9 billion, $4.4 billion and $8.7 billion, respectively. The increase in proceeds from the sale and maturity of available-for-sale securities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increased sales of variable rate demand notes securities. The decline in proceeds from the sale and maturity of available-for-sale securities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to reduced sales of variable rate demand note securities.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of investment securities are as follows (in millions):

December 31, 2017	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$955.7	$960.0	$7.9	$(3.6)	$4.3
State and municipal variable rate demand notes	319.6	319.6	—	—	—
Corporate and other debt securities	60.9	60.8	0.2	(0.3)	(0.1)
United States Treasury securities	9.9	9.8	—	(0.1)	(0.1)
	1,346.1	1,350.2	8.1	(4.0)	4.1
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	56.2	56.2	—	—	—
	$1,402.3	$1,406.4	$8.1	$(4.0)	$4.1

December 31, 2016	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$1,008.5	$1,002.4	$5.0	$(11.1)	$(6.1)
State and municipal variable rate demand notes	203.4	203.4	—	—	—
Corporate and other debt securities	26.0	26.0	—	—	—
	1,237.9	1,231.8	5.0	(11.1)	(6.1)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	36.2	36.2	0.1	(0.1)	—
	$1,274.1	$1,268.0	$5.1	$(11.2)	$(6.1)
____________

(a) The majority of these securities are fixed rate instruments.
There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2017 and 2016.

The following summarizes the contractual maturities of settlement-related debt securities as of December 31, 2017 (in millions):

	Amortized Cost	Fair Value
Due within 1 year	$102.5	$102.4
Due after 1 year through 5 years	525.7	527.6
Due after 5 years through 10 years	275.6	277.1
Due after 10 years	442.3	443.1
	$1,346.1	$1,350.2

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $0.9 million, $15.9 million and $302.8 million are included in the "Due within 1 year", "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above. Held-to-maturity foreign corporate debt securities are due within 2 years.

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

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2017	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$960.0	$—	$960.0
State and municipal variable rate demand notes	—	319.6	—	319.6
Corporate and other debt securities	—	60.8	—	60.8
United States Treasury securities	9.8	—	—	9.8
Other assets:
Derivatives	—	273.4	—	273.4
Total assets	$9.8	$1,613.8	$—	$1,623.6
Liabilities:
Derivatives	$—	$263.0	$—	$263.0
Total liabilities	$—	$263.0	$—	$263.0

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2016	Level 1	Level 2	Level 3
Assets:
Settlement assets:
State and municipal debt securities	$—	$1,002.4	$—	$1,002.4
State and municipal variable rate demand notes	—	203.4	—	203.4
Corporate and other debt securities	—	26.0	—	26.0
Other assets:
Derivatives	—	365.6	—	365.6
Total assets	$—	$1,597.4	$—	$1,597.4
Liabilities:
Derivatives	$—	$262.3	$—	$262.3
Total liabilities	$—	$262.3	$—	$262.3

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No non-recurring fair value adjustments were recorded during the years ended December 31, 2017 and 2016, except those associated with a goodwill impairment charge and acquisitions, as disclosed in Note 4, for which fair values were estimated primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 14. As of December 31, 2017, the carrying value and fair value of the Company's borrowings were $3,033.6 million and $3,146.5 million, respectively (see Note 15). As of December 31, 2016, the carrying value and fair value of the Company's borrowings were $2,786.1 million and $2,888.7 million, respectively.

The Company holds investments in foreign corporate debt securities that are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Consolidated Balance Sheets. As of December 31, 2017, both the carrying value and fair value of the Company's foreign corporate debt securities was $56.2 million. As of December 31, 2016, both the carrying value and fair value of the Company's foreign corporate debt securities was $36.2 million.

9.  Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2017	2016
Other assets:
Derivatives	$273.4	$365.6
Prepaid expenses	120.5	126.9
Amounts advanced to agents, net of discounts	53.5	58.0
Equity method investments	29.1	40.1
Other	199.4	155.7
Total other assets	$675.9	$746.3
Other liabilities:
Derivatives	$263.0	$262.3
Pension obligations	15.0	26.4
Other	78.8	70.7
Total other liabilities	$356.8	$359.4

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(238.8)	$(546.4)	$(27.0)
Foreign	586.3	888.1	968.8
	$347.5	$341.7	$941.8

For the years ended December 31, 2017, 2016 and 2015, 169%, 260% and 103% of the Company's pre-tax income was derived from foreign sources, respectively. The increase in domestic pre-tax income for the year ended December 31, 2017 compared to the prior year was primarily due to expenses recorded in 2016 as a result of the Joint Settlement Agreements, described further in Note 5, partially offset by the domestic portion of the goodwill impairment charge related to the Company's Business Solutions reporting unit, the NYDFS Consent Order accrual, as also discussed in Note 5, and an increase in business transformation expenses.

In December 2017, the Tax Act was enacted into United States law. Certain of the Tax Act's impacts have been provisionally estimated and will likely be adjusted in future periods as the Company completes its accounting for these matters in accordance with a recent staff accounting bulletin issued by the SEC. For those areas of the Tax Act where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting, the Company has recorded estimates which may need to be adjusted in subsequent periods, and those subsequent adjustments will be recorded in the Company's provision for income taxes if the estimates change as the Company completes the accounting for those matters during 2018. While management believes it has made reasonable estimates for the numerous complex provisions in the law, tax expense is provisional for the following items:

•
With respect to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, the determination of the amount of earnings, the amount of assets which are to be included as cash and other specified assets, and which are therefore subject to the higher effective tax rate specified in the Tax Act, and the related potential foreign tax implications are provisional and subject to further analysis, including the Company's completion of the calculation for the 2017 federal, state, and foreign income tax returns. In addition, the Company is completing this analysis for a significant number of its controlled foreign corporations, as the analysis must be completed for each of the subsidiaries and not consolidated at a higher level. Therefore, the amount of this tax may change until the Company finalizes the calculation. The estimated tax provision amount related to this matter was $916 million in the year ended December 31, 2017.

•
The Company recorded a provisional $87 million benefit for the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. The Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances, and the amount is also subject to the Company's completion of the calculation for the 2017 federal, state, and foreign income tax returns.

•
The Company has provisionally estimated the total amount of outside basis differences with respect to its foreign subsidiaries as of December 31, 2017 to be $254 million (after giving effect to the Tax Act), and no deferred income tax effects have been recognized with respect to such outside basis differences. These outside tax basis differences primarily relate to the remaining undistributed foreign earnings not subject to the tax on certain previously undistributed earnings of foreign subsidiaries pursuant to the Tax Act and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company's basis difference, the Company could be subject to United States income taxes, state income taxes and possible withholding taxes payable to various foreign countries. However, determination of this amount of unrecognized deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation. The amount of total outside basis differences and appropriate deferred tax effects are impacted by the application of the Tax Act and will be finalized during 2018.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Subsequent to the enactment of the Tax Act, the Company must make an accounting policy election to account for the tax effects of global intangible low-tax income either as a component of income tax expense in the period the tax arises, or as a component of deferred taxes on the related investments in foreign subsidiaries. The Company is currently evaluating these provisions of the Tax Act and the related implications and has not finalized its accounting policy election. The Company will finalize its accounting policy election in 2018.

The Company's income tax expense could also increase or decrease in future periods as the effects of the Tax Act are clarified through federal or state regulations, interpretations, or law changes. For example, the Tax Act is broad and complex, and given its recent enactment, regulations or other interpretive guidance is currently limited. Any change in the interpretation of the Tax Act or other legislative proposals or amendments could have a significant effect on the Company's income tax expense in future periods. Furthermore, the effect of the Tax Act on state income taxes, including how the tax on certain previously undistributed earnings of foreign subsidiaries will be interpreted by the states and how states will apply forward-looking provisions of the Tax Act, are currently unclear and subject to potential changes affecting both the amount of state taxes and the remeasurement of the Company's deferred tax assets and liabilities and other tax balances.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Federal	$848.5	$43.5	$33.2
State and local	5.4	2.9	(1.0)
Foreign	50.7	42.1	71.8
	$904.6	$88.5	$104.0

No tax benefit was recorded in either 2017 for the $60 million NYDFS Consent Order accrual or in 2016 for the $586 million Compensation Payment resulting from the Joint Settlement Agreements. Domestic taxes have been incurred on certain pre-tax income amounts that were generated by the Company's foreign operations, including a tax on certain previously undistributed earnings of foreign subsidiaries imposed by the Tax Act. In addition, certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company's foreign source income may be subject to state income tax. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, is higher than the statutory tax rates in the United States.

The Company's effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	1.7%	1.2%	0.4%
Foreign rate differential, net of United States tax paid on foreign earnings (1.1%, 24.8% and 3.4%, respectively)	(69.3)%	(50.8)%	(24.6)%
Tax Act impact	251.5%	—%	—%
Joint Settlement Agreements impact	—%	62.1%	—%
NYDFS Consent Order impact	6.0%	—%	—%
Goodwill impairment	46.7%	—%	—%
Lapse of statute of limitations	(10.0)%	(11.3)%	(0.8)%
Valuation allowances	0.8%	(2.8)%	(0.9)%
Other	(2.1)%	(7.5)%	1.9%
Effective tax rate	260.3%	25.9%	11.0%

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's effective tax rate for the year ended December 31, 2017 was significantly impacted by the enactment of the Tax Act into United States law, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of the Company's deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. The Company's effective tax rate for the year ended December 31, 2017 compared to 2016 was also impacted by the goodwill impairment in the Company's Business Solutions reporting unit, the NYDFS Consent Order accrual recorded in 2017, and the Joint Settlement Agreements recorded during 2016. The increase in the Company's effective tax rate for the year ended December 31, 2016 compared to 2015 was primarily due to the Joint Settlement Agreements and an increase in higher-taxed earnings (excluding the Joint Settlement Agreements) compared to lower-taxed foreign earnings, partially offset by the combined effects of various discrete items, including changes in tax contingency reserves.

The Company's provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$774.4	$186.2	$59.6
State and local	1.0	13.1	5.4
Foreign	59.7	63.4	78.9
Total current taxes	835.1	262.7	143.9
Deferred:
Federal	74.1	(142.7)	(26.4)
State and local	4.4	(10.2)	(6.4)
Foreign	(9.0)	(21.3)	(7.1)
Total deferred taxes	69.5	(174.2)	(39.9)
	$904.6	$88.5	$104.0
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2017	2016
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$44.8	$279.8
Tax attribute carryovers	27.1	39.1
Pension obligations	4.6	11.1
Intangibles, property and equipment	11.9	9.7
Other	10.7	14.8
Valuation allowance	(19.9)	(22.0)
Total deferred tax assets	79.2	332.5
Deferred tax liabilities related to:
Intangibles, property and equipment	239.4	394.4
Other	0.9	14.3
Total deferred tax liabilities	240.3	408.7
Net deferred tax liability (a)	$161.1	$76.2
____________

(a)
As of December 31, 2017 and 2016, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions of $11.9 million and $9.7 million, respectively, are reflected in "Other assets" in the Consolidated Balance Sheets.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation allowances are primarily the result of uncertainties regarding the Company's ability to recognize tax benefits associated with certain United States foreign tax credit carryforwards and certain foreign and state net operating losses. Such uncertainties include generating sufficient United States foreign tax credit limitation related to passive income and generating sufficient income. Changes in circumstances, or the identification and implementation of relevant tax planning strategies, could make it foreseeable that the Company will recover these deferred tax assets in the future, which could lead to a reversal of these valuation allowances and a reduction in income tax expense.

Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2017, the total amount of tax contingency reserves was $344.0 million, including accrued interest and penalties, net of related items. The Company's tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company's income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company's tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company's consolidated financial statements in future periods and could impact operating cash flows.

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

	2017	2016
Balance as of January 1,	$352.0	$105.6
Increase related to current period tax positions (a)	9.0	223.6
Increase related to prior period tax positions	—	71.7
Decrease related to prior period tax positions	(19.8)	(14.9)
Decrease due to lapse of applicable statute of limitations	(14.0)	(33.1)
Increase/(decrease) due to effects of foreign currency exchange rates	1.8	(0.9)
Balance as of December 31,	$329.0	$352.0
____________

(a)	Includes recurring accruals for issues which initially arose in previous periods.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $319.6 million and $343.3 million as of December 31, 2017 and 2016, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Consolidated Statements of Income/(Loss), and records the associated liability in "Income taxes payable" in its Consolidated Balance Sheets. The Company recognized $2.2 million, $(0.2) million and $1.9 million in interest and penalties during the years ended December 31, 2017, 2016 and 2015, respectively. The Company has accrued $25.4 million and $22.5 million for the payment of interest and penalties as of December 31, 2017 and 2016, respectively.

The unrecognized tax benefits accrual as of December 31, 2017 consists of federal, state and foreign tax matters. It is reasonably possible that the Company's total unrecognized tax benefits will decrease by approximately $19 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for 2005 and 2006. The Company's United States federal income tax returns since the Spin-off (other than 2010-2013) are also eligible to be examined.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of December 31, 2017. A substantial majority of these payments were made in the year ended December 31, 2012. The Company may pay the remaining amount in 2018. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. The Company believes its reserves are adequate with respect to both the agreed and unagreed adjustments. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments and adjusted its reserves accordingly. The Company anticipates concluding the matters related to these years in 2018.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans

Defined Contribution Plans

The Company administers several defined contribution plans in various countries globally, including The Western Union Company Incentive Savings Plan (the "401(k)"), which covers eligible employees on the United States payroll. Such plans have vesting and employer contribution provisions that vary by country. In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k). The aggregate amount charged to expense in connection with all of the above plans was $19.2 million, $17.8 million, and $18.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Defined Benefit Plan

The Company has a frozen defined benefit pension plan (the "Plan") and recognizes its funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in "Other liabilities" in the Consolidated Balance Sheets. Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 60% fixed income, 20% equity investments, and 20% alternative investments (e.g., hedge funds, royalty rights and private equity funds) and had a total fair value of $271.7 million and $280.0 million as of December 31, 2017 and 2016, respectively. The significant majority of plan assets fall within either Level 1 or Level 2 of the fair value hierarchy. The benefit obligation associated with the Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Plan was frozen in 1988. The benefit obligation was $286.7 million and $306.4 million, and the discount rate assumption used in the measurement of this obligation was 3.11% and 3.40% as of December 31, 2017 and 2016, respectively. The Company’s unfunded pension obligation was $15.0 million and $26.4 million as of December 31, 2017 and 2016, respectively.

The net periodic benefit cost associated with the Plan was $2.4 million, $3.3 million, and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The expected long-term return on plan assets assumption is 6.50% for 2018. The Company made no contributions to the Plan for the year ended December 31, 2017 and $38.1 million of contributions to the Plan in the year ended December 31, 2016. No funding to the Plan will be required for 2018. The estimated undiscounted future benefit payments are expected to be $31.5 million in 2018, $29.8 million in 2019, $28.0 million in 2020, $26.3 million in 2021, $24.5 million in 2022, and $98.1 million in 2023 through 2027.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Operating Lease Commitments

The Company leases certain real properties for use as customer service centers and administrative and sales offices. The Company also leases automobiles and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $51.1 million, $46.2 million and $46.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, during the year ended December 31, 2017, the Company entered into lease agreements to move employees in its current corporate headquarters to other locations in the Denver, Colorado area, and is expected to relocate during the second half of 2018.

As of December 31, 2017, the minimum aggregate rental commitments under all non-cancelable operating leases were as follows (in millions):

Year Ending December 31,
2018	$43.2
2019	35.5
2020	32.4
2021	26.3
2022	22.7
Thereafter	118.7
Total future minimum lease payments	$278.8

13.  Stockholders' Equity/(Deficit)

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

The assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in the foreign country currency compared to the United States dollar. These gains and losses are accumulated in other comprehensive income/(loss). When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from "Accumulated other comprehensive loss" and is recognized as a component of the gain or loss on the sale of the subsidiary.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items as indicated below within the Consolidated Statements of Income/(Loss).

	Year Ended December 31,
	2017	2016	2015
Unrealized gains/(losses) on investment securities, beginning of year	$(3.8)	$7.8	$8.9
Unrealized gains/(losses)	12.6	(14.9)	0.4
Tax (expense)/benefit	(4.6)	5.4	(0.1)
Reclassification of gains into "Revenues"	(2.4)	(3.3)	(2.2)
Tax expense related to reclassifications	0.9	1.2	0.8
Net unrealized gains/(losses) on investment securities	6.5	(11.6)	(1.1)
Unrealized gains/(losses) on investment securities, end of year	$2.7	$(3.8)	$7.8

Unrealized gain/(losses) on hedging activities, beginning of year	$33.8	$41.4	$48.6
Unrealized gains/(losses)	(73.9)	34.3	70.8
Tax (expense)/benefit	2.2	1.0	(7.0)
Reclassification of gains into "Revenues"	(4.8)	(48.0)	(77.8)
Reclassification of losses into "Interest expense"	3.3	3.6	3.6
Tax expense/(benefit) related to reclassifications	(1.2)	1.5	3.2
Net unrealized gains/(losses) on hedging activities	(74.4)	(7.6)	(7.2)
Unrealized gains/(losses) on hedging activities, end of year	$(40.6)	$33.8	$41.4

Foreign currency translation adjustments, beginning of year	$(70.7)	$(66.0)	$(49.2)
Foreign currency translation adjustments	(6.8)	(5.4)	(20.3)
Tax benefit	0.6	0.7	3.5
Net foreign currency translation adjustments	(6.2)	(4.7)	(16.8)
Foreign currency translation adjustments, end of year	$(76.9)	$(70.7)	$(66.0)

Defined benefit pension plan adjustments, beginning of year	$(122.1)	$(127.1)	$(127.2)
Unrealized gains/(losses)	2.3	(2.9)	(9.7)
Tax (expense)/benefit	(0.5)	1.1	2.5
Reclassification of losses into "Cost of services"	11.3	10.7	11.4
Tax benefit related to reclassifications	(4.1)	(3.9)	(4.1)
Net defined benefit pension plan adjustments	9.0	5.0	0.1
Defined benefit pension plan adjustments, end of year	$(113.1)	$(122.1)	$(127.1)
Accumulated other comprehensive loss, end of year	$(227.9)	$(162.8)	$(143.9)

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2017, 2016 and 2015 were $325.6 million, $312.2 million and $316.5 million, respectively. Dividends per share declared quarterly by the Company's Board of Directors during the years ended 2017, 2016 and 2015 were as follows:

Year	Q1	Q2	Q3	Q4
2017	$0.175	$0.175	$0.175	$0.175
2016	$0.16	$0.16	$0.16	$0.16
2015	$0.155	$0.155	$0.155	$0.155

On February 13, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.19 per common share payable on March 30, 2018.

Share Repurchases

During the years ended December 31, 2017, 2016 and 2015, 24.9 million, 24.8 million and 25.1 million shares, respectively, have been repurchased for $487.0 million, $481.3 million and $500.0 million, respectively, excluding commissions, at an average cost of $19.55, $19.41 and $19.96 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of December 31, 2017, $943.5 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2019. The amounts included in the "Common stock repurchased" line in the Company's Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization, described earlier, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Derivatives
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2017, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation. Accordingly, all changes in the fair value of the hedges not considered effective or portions of the hedge that are excluded from the measure of effectiveness are recognized immediately in "Derivative gains, net" within the Company's Consolidated Statements of Income/(Loss).
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2017 were as follows (in millions):

Contracts designated as hedges:
Euro	$384.7
British pound	103.4
Canadian dollar	92.9
Australian dollar	52.4
Swiss franc	32.4
Other	62.6
Contracts not designated as hedges:
Euro	$320.0
British pound	74.1
Australian dollar	51.3
Canadian dollar	46.8
Mexican peso	42.8
Indian rupee	35.9
Brazilian real	29.7
Other (a)	156.6
____________________

(a)	Comprised of exposures to 21 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company's cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $341.0 million, $352.6 million, and $357.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of December 31, 2017 was approximately $6.0 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

Interest Rate Hedging

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within "Borrowings" in the Consolidated Balance Sheets and "Interest expense" in the Consolidated Statements of Income/(Loss) has been adjusted to include the effects of interest accrued on the swaps.

The Company, at times, utilizes derivatives to hedge the forecasted issuance of fixed-rate debt. These derivatives are designated as cash flow hedges of the variability in the fixed-rate coupon of the debt expected to be issued. The effective portion of the change in fair value of the derivatives is recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

The Company held interest rate swaps in an aggregate notional amount of $475.0 million as of December 31, 2017. Of this aggregate notional amount held at December 31, 2017, $300.0 million related to notes due in 2018 and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$3.3	$6.7	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	8.0	48.4	Other liabilities	36.1	1.2
Total		$11.3	$55.1		$36.1	$1.2
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$260.2	$307.2	Other liabilities	$221.6	$258.3
Foreign currency	Other assets	1.9	3.3	Other liabilities	5.3	2.8
Total		$262.1	$310.5		$226.9	$261.1
Total derivatives		$273.4	$365.6		$263.0	$262.3
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

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2017 and December 31, 2016 (in millions):

Offsetting of Derivative Assets

December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$115.4	$—	$115.4	$(98.7)	$16.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	158.0
Total	$273.4

December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$256.3	$—	$256.3	$(146.4)	$109.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.3
Total	$365.6

Offsetting of Derivative Liabilities

December 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Derivatives Not Offset in the Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$214.9	$—	$214.9	$(98.7)	$116.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	48.1
Total	$263.0

December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$152.6	$—	$152.6	$(146.4)	$6.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.7
Total	$262.3

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Statement
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income/(Loss) segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2017, 2016, and 2015 (in millions):
Fair Value Hedges
The following table presents the location and amount of gains/(losses) from fair value hedges for the years ended December 31, 2017, 2016, and 2015 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives					Gain/(Loss) Recognized in Income on Related Hedged Item (a)				Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Income Statement Location	Amount				Income Statement Location	Amount			Income Statement Location	Amount
Derivatives		2017	2016	2015	Hedged Item		2017	2016	2015		2017	2016	2015
Interest rate contracts	Interest expense	$(1.8)	$6.2	$15.2	Fixed-rate debt	Interest expense	$3.9	$3.2	$(2.3)	Interest expense	$(0.2)	$—	$0.8
Total gain/(loss)		$(1.8)	$6.2	$15.2			$3.9	$3.2	$(2.3)		$(0.2)	$—	$0.8
Cash Flow Hedges
The following table presents the location and amount of gains/(losses) from cash flow hedges for the years ended December 31, 2017, 2016, and 2015 (in millions):

	Gain/(Loss) Recognized			Gain/(Loss) Reclassified				Gain/(Loss) Recognized in Income on
	in OCI on Derivatives			from Accumulated OCI into Income				Derivatives (Ineffective Portion and Amount
	(Effective Portion)			(Effective Portion)				Excluded from Effectiveness Testing) (b)
	Amount			Income Statement Location	Amount			Income Statement Location	Amount
Derivatives	2017	2016	2015		2017	2016	2015		2017	2016	2015
Foreign currency contracts	$(73.9)	$34.3	$70.8	Revenue	$4.8	$48.0	$77.8	Derivative gains, net	$9.0	$3.7	$(0.1)
Interest rate contracts (c)	—	—	—	Interest expense	(3.3)	(3.6)	(3.6)	Interest expense	—	—	—
Total gain/(loss)	$(73.9)	$34.3	$70.8		$1.5	$44.4	$74.2		$9.0	$3.7	$(0.1)

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the years ended December 31, 2017, 2016, and 2015 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (d)
	Income Statement Location	Amount
Derivatives		2017	2016	2015
Foreign currency contracts (e)	Selling, general and administrative	$(20.5)	$13.2	$35.9
Foreign currency contracts (f)	Derivative gains, net	(0.5)	0.8	1.3
Total gain/(loss)		$(21.0)	$14.0	$37.2
 ____________________

(a)
The 2017 gain of $3.9 million consisted of a gain in value on the debt of $2.0 million and amortization of hedge accounting adjustments of $1.9 million. The 2016 gain of $3.2 million was comprised of a loss in value on the debt of $6.2 million and amortization of hedge accounting adjustments of $9.4 million. The 2015 loss of $2.3 million was comprised of a loss in value on the debt of $16.0 million and amortization of hedge accounting adjustments of $13.7 million.

(b)
The portion of the change in fair value of a derivative excluded from the effectiveness assessment for foreign currency forward contracts designated as cash flow hedges represents the difference between changes in forward rates and spot rates.

(c)
The Company uses derivatives to hedge the forecasted issuance of fixed-rate debt and records the effective portion of the derivatives' fair value in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. These amounts are reclassified to "Interest expense" in the Consolidated Statements of Income/(Loss) over the life of the related notes.

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

(e)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general, and administrative" in the Consolidated Statements of Income/(Loss) were $17.5 million, $(21.4) million, and $(36.1) million for the years ended 2017, 2016, and 2015, respectively.

(f)	The derivative contracts used in the Company's revenue hedging program are not designated as hedges in the final month of the contract.

An accumulated other comprehensive pre-tax loss of $23.7 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2017. Approximately $2.0 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Consolidated Statements of Income/(Loss) within the next 12 months as of December 31, 2017. During the year ended December 31, 2017, $1.4 million of losses were reclassified into earnings from "Accumulated other comprehensive loss" as a result of the underlying transactions being considered probable of not occurring. During the years ended December 31, 2016 and December 31, 2015, no amounts were reclassified into earnings as a result of an underlying transaction being considered probable of not occurring.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2017	December 31, 2016
Notes:
2.875% notes due 2017 (a)	$—	$500.0
3.650% notes (effective rate of 5.0%) due 2018	400.0	400.0
3.350% notes due 2019 (b)	250.0	250.0
Floating rate notes (effective rate of 2.5%) due 2019 (c)	250.0	—
5.253% notes due 2020 (b)	324.9	324.9
3.600% notes (effective rate of 3.7%) due 2022 (d)	500.0	—
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term loan facility borrowing (effective rate of 3.0%)	575.0	575.0
Total borrowings at par value	3,049.9	2,799.9
Fair value hedge accounting adjustments, net (e)	0.5	4.4
Debt issuance costs and unamortized discount, net	(16.8)	(18.2)
Total borrowings at carrying value (f)	$3,033.6	$2,786.1
____________________

(a)
Proceeds from the unsecured floating rate notes due May 22, 2019 ("Floating Rate Notes") and the August 22, 2017 sale of 3.600% unsecured notes due March 15, 2022 ("2022 Notes"), as well as cash generated from operations, were used to repay the December 2017 maturity of $500.0 million of aggregate principal amount unsecured notes, as discussed further below.

(b)	The difference between the stated interest rate and the effective interest rate is not significant.

(c)	On August 22, 2017, the Company issued $250.0 million of aggregate principal amount of Floating Rate Notes.

(d)
On March 15, 2017, the Company issued $400.0 million of aggregate principal amount of 2022 Notes. On August 22, 2017, the Company issued an additional $100.0 million of aggregate principal amount of 2022 Notes, for an aggregate principal total of $500.0 million of 2022 Notes.

(e)
The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in "Interest expense" in the Consolidated Statements of Income/(Loss) over the life of the related notes and cause the effective rate of interest to differ from the notes’ stated rate.

(f)	As of December 31, 2017, the Company’s weighted-average effective rate on total borrowings was approximately 4.5%.

The following summarizes the Company's maturities of borrowings at par value as of December 31, 2017 (in millions):

Due within 1 year	$414.3
Due after 1 year through 2 years	528.8
Due after 2 years through 3 years	368.0
Due after 3 years through 4 years	488.8
Due after 4 years through 5 years	500.0
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding notes, as described below, rank equally.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility in excess of $150 million. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company had no commercial paper borrowings outstanding as of December 31, 2017 and 2016.

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

As of December 31, 2017 and 2016, the Company had no outstanding borrowings under the Revolving Credit Facility.

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

In addition to the payment of interest, the Company is required to make certain periodic amortization payments with respect to the outstanding principal of the term loan, beginning in July 2018. The final maturity date of the Term Loan Facility is April 11, 2021.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes

On August 22, 2017, the Company issued $250.0 million of aggregate principal amount of unsecured floating rate notes due May 22, 2019. Interest with respect to the Floating Rate Notes is payable quarterly on each February 22, May 22, August 22 and November 22, beginning November 22, 2017, at a per annum interest rate equal to the three-month LIBOR plus 80 basis points (reset quarterly). The Company may not redeem the Floating Rate Notes prior to maturity.

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

On August 22, 2013, the Company issued $250.0 million of aggregate principal amount of unsecured floating rate notes due August 21, 2015 ("2015 Floating Rate Notes"). The 2015 Floating Rate Notes matured and were repaid in August 2015.

On December 10, 2012, the Company issued $250.0 million and $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2015 ("2015 Fixed Rate Notes") and December 10. 2017 ("2017 Notes"), respectively. The 2015 Fixed Rate Notes matured and were repaid in December 2015. In December 2017, the 2017 Notes matured and were repaid.

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

On September 29, 2006, the Company issued $1.0 billion of aggregate principal amount of unsecured notes maturing on October 1, 2016 ("2016 Notes"). In October 2016, the 2016 Notes matured and were repaid.

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict the Company's ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Company's notes are subject to similar covenants except that only the 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of the Company's notes are subject to a covenant that limits the Company's ability to impose restrictions on subsidiary dividends.

Certain of the Company’s notes (the Floating Rate Notes, 2018 Notes, 2019 Notes, and 2022 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving the Company and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by all three major credit rating agencies.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan and 2015 Long-Term Incentive Plan

The Western Union Company 2015 Long-Term Incentive Plan ("2015 LTIP"), approved on May 15, 2015, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards to employees and non-employee directors of the Company. Prior to this, equity-based awards were granted out of the 2006 Long-Term Incentive Plan ("2006 LTIP"). Shares available for grant under the 2015 LTIP were 28.1 million as of December 31, 2017.

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

The compensation committee of the Company's Board of Directors has granted the Company's executives and certain other key employees, excluding the Chief Executive Officer ("CEO"), long-term incentive awards under the 2015 LTIP and 2006 LTIP, which in 2017 and 2016 consisted of 60% Financial PSUs (as defined below), 20% TSR PSUs (as defined below), and 20% restricted stock unit awards. The CEO received long-term incentive awards under the 2015 LTIP and 2006 LTIP, which in 2017 and 2016 consisted of 60% Financial PSUs (as defined below), 20% TSR PSUs (as defined below), and 20% stock option awards. In 2017, the compensation committee granted Senior Vice Presidents ("SVPs") of the Company awards under the 2015 LTIP which consisted of 50% Financial PSUs (as defined below) and 50% restricted stock unit awards. The compensation committee granted the remaining non-executive employees of the Company participating in the 2015 LTIP (other than those non-executive employees receiving the performance-based restricted stock units described above) annual equity grants consisting solely of restricted stock unit awards for 2017. In 2016 the SVPs and the remaining non-executive employees of the Company received annual equity awards consisting solely of restricted stock unit awards.

The performance-based restricted stock units granted to the Company's executives in 2017 are restricted stock units and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain financial objectives during 2017, 2018 and 2019 ("Financial PSUs"). The second award consists of performance-based restricted stock units with a market condition tied to the Company's total shareholder return in relation to the S&P 500 Index as calculated over a three-year performance period (2017 through 2019) ("TSR PSUs"). Both of these awards will vest 100% on the third anniversary of the grant date, contingent upon threshold market and financial performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for both 2017 awards will range from 0% up to 150% of the target number of stock units granted based on actual financial and total shareholder return performance results. The performance-based restricted stock units granted in 2016 were designed similar to the 2017 awards described above. The grant date fair value of the performance-based restricted stock units is fixed and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the Financial PSUs is measured similar to the restricted stock units discussed above, while the fair value of the TSR PSUs is determined using the Monte-Carlo simulation model. Unlike the Financial PSUs, compensation costs related to the TSR PSUs are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has also granted deferred stock units out of the 2015 LTIP to the non-employee directors of the Company. Since deferred stock units vest immediately, compensation expense is recognized on the date of grant based on the fair value of the awards when granted. These awards may be settled immediately unless the participant elects to defer the receipt of common shares under the applicable plan rules.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2017 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2017
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1	8.1	$17.46
Granted	0.4	$19.99
Exercised	(0.8)	$15.57
Cancelled/forfeited	(0.4)	$19.97
Outstanding as of December 31	7.3	$17.71	4.6	$13.4
Options exercisable as of December 31	6.1	$17.49	3.9	$12.7

The Company received $13.0 million, $32.5 million and $80.1 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2017, 2016 and 2015, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company realized total tax benefits during the years ended December 31, 2017, 2016 and 2015 from stock option exercises of $1.3 million, $1.6 million and $4.3 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $4.0 million, $5.3 million and $15.0 million, respectively.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2017 is listed below (units in millions):

	Year Ended December 31, 2017
	Number Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1	7.4	$16.68
Granted	3.6	$17.70
Vested	(2.4)	$16.02
Forfeited	(1.2)	$17.10
Non-vested as of December 31	7.4	$17.32

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income/(Loss) resulting from stock options, restricted stock units, performance-based restricted stock units and bonus/deferred stock units for the years ended December 31, 2017, 2016 and 2015 (in millions, except per share data).

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$(43.9)	$(41.8)	$(42.2)
Income tax benefit from stock-based compensation expense	12.8	12.3	12.3
Net income/(loss) impact	$(31.1)	$(29.5)	$(29.9)
Earnings/(loss) per share:
Basic and Diluted	$(0.07)	$(0.06)	$(0.06)

As of December 31, 2017, there was $1.4 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.5 years, and there was $64.6 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 2.1 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2017	2016	2015
Stock options granted:
Weighted-average risk-free interest rate	2.1%	1.4%	1.7%
Weighted-average dividend yield	3.5%	3.3%	3.6%
Volatility	24.7%	27.9%	28.2%
Expected term (in years)	6.05	6.32	6.00
Weighted-average grant date fair value	$3.39	$3.44	$3.58

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

Expected volatility - For the Company's executives and non-employee directors, the expected volatility for the 2017, 2016 and 2015 grants was 24.7%, 27.9% and 28.2%, respectively. There were no options granted to non-executive employees in 2017, 2016 or 2015. The Company used a blend of implied and historical volatility. Volatility was calculated using the market price of traded options on Western Union's common stock and the historical volatility of Western Union stock data.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected term - For 2017 and 2016, Western Union's expected term for the CEO grant was 6 years and approximately 7 years for the non-employee director grants. For 2015, Western Union's expected term for all grants was approximately 6 years. The Company's expected term for options was based upon, among other things, historical exercises, the vesting term of the Company's options and the options' contractual term of ten years.

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

•
As described in Note 4, for the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $464.0 million related to its Business Solutions reporting unit. While the impairment was identifiable to the Business Solutions segment, it was not allocated to the segment, as it was not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•
Expenses of $60.0 million related to the NYDFS Consent Order for the year ended December 31, 2017, and expenses of $8.0 million and $601.0 million related to the Joint Settlement Agreements for the years ended December 31, 2017 and 2016, respectively, were not allocated to the segments. While these items were identifiable to the Company's Consumer-to-Consumer segment, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the NYDFS Consent Order and the Joint Settlement Agreements, see Note 5.

•
Business transformation expenses of $94.4 million and $20.3 million for the years ended December 31, 2017 and 2016, respectively, were not allocated to the segments. While certain of these items were identifiable to the Company's segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on business transformation related activities, see Note 3.

•	Costs incurred for the review and closing of acquisitions are included in "Other."

•	All items not included in operating income are excluded from the segments.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company's reportable segment results for the years ended December 31, 2017, 2016 and 2015, respectively (in millions). Results for the years ended 2016 and 2015 have been adjusted to conform to the changes in reportable segments discussed in Note 1.

	Year Ended December 31,
	2017	2016	2015
Revenues:
Consumer-to-Consumer	$4,354.5	$4,304.6	$4,343.9
Business Solutions	383.9	396.0	398.7
Other (a)	785.9	722.3	741.1
Total consolidated revenues	$5,524.3	$5,422.9	$5,483.7
Operating income:
Consumer-to-Consumer	$1,002.4	$1,008.7	$1,042.0
Business Solutions	13.6	21.1	2.8
Other (a) (b)	83.8	75.2	64.6
Total segment operating income	1,099.8	1,105.0	1,109.4
Goodwill impairment charge (Note 4)	(464.0)	—	—
NYDFS Consent Order (Note 5)	(60.0)	—	—
Joint Settlement Agreements (Note 5)	(8.0)	(601.0)	—
Business transformation expenses (Note 3)	(94.4)	(20.3)	—
Total consolidated operating income	$473.4	$483.7	$1,109.4
____________________

(a)	Other consists primarily of the Company's bill payments businesses in the United States and Argentina.

(b)
During the year ended December 31, 2015, Other operating income included $35.3 million of expenses related to a settlement agreement between the Consumer Financial Protection Bureau and one of the Company's subsidiaries, Paymap, Inc.

	Year Ended December 31,
	2017	2016	2015
Assets:
Consumer-to-Consumer	$4,850.8	$4,467.7	$4,738.7
Business Solutions (a)	1,575.5	2,370.8	2,384.4
Other	2,805.1	2,581.1	2,326.1
Total assets	$9,231.4	$9,419.6	$9,449.2

Depreciation and amortization:
Consumer-to-Consumer	$183.0	$183.5	$183.4
Business Solutions	42.5	50.8	57.4
Other	37.4	28.9	29.4
Total consolidated depreciation and amortization	$262.9	$263.2	$270.2

Capital expenditures:
Consumer-to-Consumer	$120.2	$167.7	$191.0
Business Solutions	8.8	11.4	19.2
Other	48.1	50.7	56.3
Total capital expenditures	$177.1	$229.8	$266.5
____________________

(a)	The decrease in Business Solutions assets is primarily due to a goodwill impairment charge recognized in the fourth quarter of 2017 in this segment, as further discussed in Note 4.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The geographic revenue split for Consumer-to-Consumer transactions in the table below, including westernunion.com transactions, is determined entirely based upon the region where the money transfer is initiated. Prior to January 1, 2017, for transactions originated and paid in different regions, the Company split the revenue between the two regions, with each region receiving 50%. The results for the years ended December 31, 2016 and 2015 have been adjusted to attribute the revenue entirely to the region where the transaction was initiated. The geographic split of revenue below for the Business Solutions segment and Other is also based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of "Property and equipment, net," are presented based upon the location of the assets.

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, each individual agent or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Revenue:
United States	$2,159.0	$2,091.5	$1,962.1
International	3,365.3	3,331.4	3,521.6
Total	$5,524.3	$5,422.9	$5,483.7
Long-lived assets:
United States	$156.8	$174.0	$182.9
International	57.4	46.5	48.9
Total	$214.2	$220.5	$231.8

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2017 and 2016 were as follows (in millions, except per share data):

2017 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2017

Revenues	$1,302.4	$1,378.9	$1,404.7	$1,438.3	$5,524.3
Expenses (a) (b) (c)	1,062.9	1,164.1	1,133.1	1,690.8	5,050.9
Operating income/(loss)	239.5	214.8	271.6	(252.5)	473.4
Other expense, net	26.4	30.4	32.4	36.7	125.9
Income/(loss) before income taxes	213.1	184.4	239.2	(289.2)	347.5
Provision for income taxes (d)	51.4	17.9	3.6	831.7	904.6
Net income/(loss)	$161.7	$166.5	$235.6	$(1,120.9)	$(557.1)
Earnings/(loss) per share:
Basic	$0.34	$0.35	$0.51	$(2.44)	$(1.19)
Diluted	$0.33	$0.35	$0.51	$(2.44)	$(1.19)
Weighted-average shares outstanding:
Basic	479.8	469.4	462.8	459.6	467.9
Diluted	483.4	472.0	465.4	459.6	467.9

(a)	Includes a goodwill impairment charge of $464.0 million in the fourth quarter related to the Company's Business Solutions reporting unit. For more information, see Note 4.

(b)
Includes a $49 million accrual in the second quarter and an $11 million accrual in the fourth quarter as a result of the NYDFS Consent Order, and an additional $8 million of expenses in the third quarter related to the independent compliance auditor required pursuant to the terms of the Joint Settlement Agreements, as described further in Note 5.

(c)
Includes $14.3 million, $35.0 million, $9.9 million, and $35.2 million in the first, second, third, and fourth quarters, respectively, of expenses related to business transformation. For more information, see Note 3.

(d)
Includes an estimated $828 million in the fourth quarter of 2017 related to the enactment of the Tax Act into United States law, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. This tax charge, combined with the Company’s other 2017 United States taxable income and tax attributes, results in an estimated United States federal tax liability of $780 million at December 31, 2017, which the Company has elected to pay in periodic installments over the next eight years. As discussed in Note 10, certain of the law's impacts have been provisionally estimated and will likely be adjusted in future periods as the Company completes its accounting for these matters in 2018.

THE WESTERN UNION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2016

Revenues	$1,297.7	$1,375.7	$1,377.8	$1,371.7	$5,422.9
Expenses (e) (f)	1,039.1	1,115.4	1,099.5	1,685.2	4,939.2
Operating income/(loss)	258.6	260.3	278.3	(313.5)	483.7
Other expense, net	41.1	37.8	38.3	24.8	142.0
Income/(loss) before income taxes	217.5	222.5	240.0	(338.3)	341.7
Provision for income taxes	31.8	16.9	23.1	16.7	88.5
Net income/(loss)	$185.7	$205.6	$216.9	$(355.0)	$253.2
Earnings/(loss) per share:
Basic	$0.37	$0.42	$0.45	$(0.73)	$0.52
Diluted	$0.37	$0.42	$0.44	$(0.73)	$0.51
Weighted-average shares outstanding:
Basic	500.0	490.3	487.0	483.6	490.2
Diluted	503.2	493.0	490.3	483.6	493.5
____________

(e)
Includes $15 million of accruals in each of the second and third quarters and $571 million of additional expenses in the fourth quarter as a result of the Joint Settlement Agreements, as described further in Note 5.

(f)	Includes $2.1 million, $5.0 million, and $13.2 million in the second, third, and fourth quarters, respectively, of expenses related to business transformation. For more information, see Note 3.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2017 and 2016 and statements of income/(loss) and comprehensive income/(loss) and cash flows for each of the three years in the period ended December 31, 2017.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in millions, except per share amounts)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$1.0	$0.3
Property and equipment, net of accumulated depreciation of $28.5 and $26.6, respectively	33.9	34.7
Other assets	34.2	39.4
Investment in subsidiaries	7,236.2	7,291.7
Total assets	$7,305.3	$7,366.1

Liabilities and Stockholders’ Equity/(Deficit)
Liabilities:
Accounts payable and accrued liabilities	$74.6	$645.5
Income taxes payable	887.0	20.9
Payable to subsidiaries, net	3,800.8	3,010.6
Borrowings	3,033.6	2,786.1
Other liabilities	0.7	0.8
Total liabilities	7,796.7	6,463.9
Stockholders’ equity/(deficit):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 459.0 shares and 481.5 shares issued and outstanding as of December 31, 2017 and 2016, respectively	4.6	4.8
Capital surplus	697.8	640.9
Retained earnings/(accumulated deficit)	(965.9)	419.3
Accumulated other comprehensive loss	(227.9)	(162.8)
Total stockholders’ equity/(deficit)	(491.4)	902.2
Total liabilities and stockholders’ equity/(deficit)	$7,305.3	$7,366.1

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Interest income	—	—	0.2
Interest expense	(177.0)	(168.1)	(171.2)
Other expense	(0.6)	—	—
Loss before equity in earnings/(losses) of affiliates and income taxes	(177.6)	(168.1)	(171.0)
Equity in earnings/(losses) of affiliates, net of tax	(436.1)	357.1	943.3
Income tax benefit	56.6	64.2	65.5
Net income/(loss)	(557.1)	253.2	837.8
Other comprehensive income, net of tax	2.1	2.3	2.2
Other comprehensive loss of affiliates, net of tax	(67.2)	(21.2)	(27.2)
Comprehensive income/(loss)	$(622.2)	$234.3	$812.8

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net cash (used in)/provided by operating activities	$(605.0)	$192.0	$327.1
Cash flows from investing activities
Purchases of property and equipment and other	(0.7)	(5.9)	(0.1)
Capital contributed to subsidiaries, net	—	(7.3)	(17.9)
Distributions received from subsidiaries, net	307.3	—	—
Net cash provided by/(used in) investing activities	306.6	(13.2)	(18.0)
Cash flows from financing activities
Advances from subsidiaries, net	868.3	1,024.0	796.1
Net proceeds from issuance of borrowings	746.2	575.0	—
Principal payments on borrowings	(500.0)	(1,000.0)	(500.0)
Proceeds from exercise of options and other	13.0	35.0	79.7
Cash dividends paid	(325.6)	(312.2)	(316.5)
Common stock repurchased	(502.8)	(501.6)	(511.3)
Net cash provided by/(used in) financing activities	299.1	(179.8)	(452.0)
Net change in cash and cash equivalents	0.7	(1.0)	(142.9)
Cash and cash equivalents at beginning of year	0.3	1.3	144.2
Cash and cash equivalents at end of year	$1.0	$0.3	$1.3
Supplemental cash flow information:
Non-cash investing activity, capital contribution to subsidiary (Note 3)	$916.0	$591.0	$—
Non-cash financing activity, distribution of note from subsidiary (Note 3)	$80.3	$—	$—

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

2.  Restricted Net Assets

Certain assets of the Parent's subsidiaries totaling approximately $265 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent's subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

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

Date Issued	Amount (in millions)	Due Date	Interest Rate (per annum)
June 1, 2015	$87.5	February 28, 2018	0.43%
July 1, 2015 (a)	$268.2	March 31, 2018	0.43%
September 1, 2015	$226.2	May 31, 2018	0.54%
January 1, 2017	$158.8	September 30, 2019	0.96%
March 1, 2017 (a)	$65.5	November 30, 2019	1.01%
____________

(a) This note refinanced a note originally issued on a prior date.

On August 2, 2014, the Parent entered into a credit agreement (the "Facility") with its 100% owned subsidiary Custom House Holdings (USA), Ltd., which expires August 2, 2034, providing for unsecured financing facilities in an aggregate amount of $700.0 million. As of December 31, 2017 and 2016, borrowings outstanding under the Facility were $232.6 million and $382.2 million, respectively. The interest rate applicable for outstanding borrowings under the Facility is the six-month LIBOR rate set on the first day of the calendar year, which was 1.84% and 0.84% for the years ended December 31, 2017 and 2016, respectively. Outstanding borrowings under the Facility are included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2017 and 2016.

On November 8, 2015, the Parent entered into a Revolving Credit Facility agreement (the “Revolver”) with its 100% owned subsidiary RII Holdings, Inc, which expires on November 8, 2035, providing for unsecured financing facilities in an aggregate amount of $3.0 billion. As of December 31, 2017 and 2016, borrowings outstanding under the Revolver were $2.6 billion and $1.5 billion, respectively. The interest rate applicable for outstanding borrowings under the Revolver is the six-month LIBOR rate set on the first day of the calendar year, which was 1.84% and 0.84% for the years ended December 31, 2017 and 2016, respectively. Outstanding borrowings under the Revolver are included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2017 and 2016.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

The Parent files its United States federal consolidated income tax return on its and certain of its affiliates' behalf. Accordingly, the Parent has recorded income taxes payable on behalf of its subsidiaries, and these income taxes payable were significant in the year ended December 31, 2017 due to the enactment of the Tax Act into United States law. Effective as of December 31, 2017, the Parent made a non-cash capital contribution of $916.0 million to a subsidiary that was subject to the taxation of certain previously undistributed earnings of its foreign subsidiaries under the Tax Act, and this contribution is reflected as a non-cash investing activity in the Condensed Statements of Cash Flows.

The Parent agreed to fund certain payments related to the Joint Settlement Agreements on behalf of its subsidiaries. As of December 31, 2017, these amounts have been paid and are reflected in operating activities in the Condensed Statements of Cash Flows. As of December 31, 2016, $591.0 million increased the Parent's investment in its subsidiaries, was included within "Accounts payable and accrued liabilities" in the Condensed Balance Sheets, and was reflected as a non-cash investing activity in the Condensed Statements of Cash Flows.

On November 30, 2017, FFMC distributed a promissory note owed by the Parent in the amount of $80.3 million, and this distribution to the Parent is reflected as a non-cash financing activity in the Condensed Statements of Cash Flows in the year ended December 31, 2017.

Excess cash generated from operations of the Parent's subsidiaries that is not required to meet certain regulatory requirements is paid periodically to the Parent and is also included within "Payable to subsidiaries, net" in the Condensed Balance Sheets as of December 31, 2017 and 2016. The Parent's subsidiaries also periodically distribute excess cash balances to the Parent in the form of a dividend, although the amounts of such dividends may vary from year to year.

The Parent files a consolidated United States federal income tax return, and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent's provision for income taxes has been computed as if it were a separate tax-paying entity.

4.  Commitments and Contingencies

The Parent had $60.4 million in outstanding letters of credit and bank guarantees as of December 31, 2017 with expiration dates through 2020. The letters of credit and bank guarantees are primarily held in connection with certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2017, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, the Company determined that during 2017 the Company processed through its money transfer network two Consumer-to-Consumer money transfers for which the sender appears to have been an individual who is designated on the Specially Designated Nationals and Blocked Persons List (“SDN List”) of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13224. The first of these money transfers occurred on August 19, 2017 and was for a principal amount of $1,000. The second of these money transfers occurred on September 6, 2017 and was for a principal amount of $600. The Company’s total revenue from these two transactions was $64 and its net profit was approximately $15.

Each of these transactions was identified for further review by the Company’s automated transaction screening system but was released following review by first-level reviewers rather than escalated for further review and blocking. The release of these two transfers appears to have resulted from human error.

The Company has taken additional steps designed to prevent any future transactions with this individual.

The Company has disclosed this matter to OFAC and intends to cooperate with regulatory inquiries, if any.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1—Election of Directors," "Board of Directors Information," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance—Committees of the Board of Directors" of our definitive proxy statement for the 2018 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussion in "Compensation Discussion and Analysis," "Executive Compensation," "Compensation of Directors," and "Compensation and Benefits Committee Report" of our definitive proxy statement for the 2018 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in "Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders," and "Equity Compensation Plan Information" of our definitive proxy statement for the 2018 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of "Corporate Governance—Independence of Directors" and "Certain Transactions and Other Matters" of our definitive proxy statement for the 2018 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in "Proposal 3—Ratification of Selection of Auditors" of our definitive proxy statement for the 2018 annual meeting of stockholders.

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

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

February 22, 2018	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
Hikmet Ersek

/s/ Rajesh K. Agrawal	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Rajesh K. Agrawal

/s/ Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2018
Amintore T.X. Schenkel

/s/ Jeffrey A. Joerres	Non-Executive Chairman of the Board of Directors	February 22, 2018
Jeffrey A. Joerres

/s/ Martin I. Cole	Director	February 22, 2018
Martin I. Cole

/s/ Richard A. Goodman	Director	February 22, 2018
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 22, 2018
Betsy D. Holden

/s/ Roberto G. Mendoza	Director	February 22, 2018
Roberto G. Mendoza

/s/ Michael A. Miles, Jr.	Director	February 22, 2018
Michael A. Miles, Jr.

/s/ Robert W. Selander	Director	February 22, 2018
Robert W. Selander

/s/ Frances Fragos Townsend	Director	February 22, 2018
Frances Fragos Townsend

/s/ Solomon D. Trujillo	Director	February 22, 2018
Solomon D. Trujillo

EXHIBIT INDEX

Exhibit Number	Description

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

4.10	Form of 3.650% Note due 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference thereto).

4.11	Form of 3.350% Note due 2019 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference thereto).

4.12	Form of Floating Rate Note due 2019 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2017 and incorporated herein by reference thereto)

4.13	Form of 3.600% Note due 2022 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 15, 2017 and incorporated herein by reference thereto)

4.14	Form of 3.600% Note due 2022 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2017 and incorporated herein by reference thereto)

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

10.47	The Western Union Company 2015 Long-Term Incentive Plan (as amended and restated on February 21, 2018).*

10.48
Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.49
Form of Nonqualified Stock Option Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.50
The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective December 15, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.51
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.52
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.53
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (United Arab Emirates) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.54
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.55
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.56
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.57
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.58
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.59
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (United Arab Emirates) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.60
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.61
Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.62
Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.63
Deferred Prosecution Agreement dated January 19, 2017 by and between The Western Union Company, the United States Department of Justice, and the United States Attorney’s Offices for the Eastern and Middle Districts of Pennsylvania, the Central District of California, and the Southern District of Florida (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.64
Stipulated Order for Permanent Injunction and Final Judgment dated January 19, 2017 by and between The Western Union Company and the United States Federal Trade Commission (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.65
Consent to the Assessment of Civil Money Penalty dated January 19, 2017 by and between Western Union Financial Services, Inc. and the Financial Crimes Enforcement Network of the United States Department of Treasury (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.66
Final Order Accepting Monitor's Final Report of the Secondary Recommendations Term and Concluding Matter Issued June 9, 2017 by the Honorable Warren Granville, Maricopa County Superior Court Judge (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017 and incorporated by reference thereto).

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