Form 10-Q
period 2018-03-31
Western Union CO
filed 2018-05-01
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 25, 2018, 460,727,597 shares of the registrant's common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues	$1,389.4	$1,302.4
Expenses:
Cost of services (Note 1)	825.4	799.9
Selling, general and administrative	299.1	262.4
Total expenses	1,124.5	1,062.3
Operating income	264.9	240.1
Other income/(expense):
Interest income	0.7	1.1
Interest expense	(35.5)	(31.3)
Other income, net (Note 1)	4.4	3.2
Total other expense, net	(30.4)	(27.0)
Income before income taxes	234.5	213.1
Provision for income taxes	20.9	51.4
Net income	$213.6	$161.7
Earnings per share:
Basic	$0.46	$0.34
Diluted	$0.46	$0.33
Weighted-average shares outstanding:
Basic	460.3	479.8
Diluted	463.6	483.4
Cash dividends declared per common share	$0.19	$0.175

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$213.6	$161.7
Other comprehensive loss, net of tax (Note 10):
Unrealized gains/(losses) on investment securities	(8.7)	4.4
Unrealized losses on hedging activities	(3.1)	(17.0)
Foreign currency translation adjustments	(7.0)	(0.2)
Defined benefit pension plan adjustments	2.1	1.8
Total other comprehensive loss	(16.7)	(11.0)
Comprehensive income	$196.9	$150.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$934.3	$838.2
Settlement assets	4,026.5	4,188.9
Property and equipment, net of accumulated depreciation of $653.6 and $635.7, respectively	215.7	214.2
Goodwill	2,726.7	2,727.9
Other intangible assets, net of accumulated amortization of $1,071.8 and $1,042.7, respectively	569.2	586.3
Other assets	715.6	675.9
Total assets	$9,188.0	$9,231.4
Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable and accrued liabilities	$594.1	$718.5
Settlement obligations	4,026.5	4,188.9
Income taxes payable	1,262.4	1,252.0
Deferred tax liability, net	173.8	173.0
Borrowings	3,143.4	3,033.6
Other liabilities	363.6	356.8
Total liabilities	9,563.8	9,722.8

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 460.6 shares and 459.0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4.6	4.6
Capital surplus	715.4	697.8
Accumulated deficit	(819.8)	(965.9)
Accumulated other comprehensive loss	(276.0)	(227.9)
Total stockholders' deficit	(375.8)	(491.4)
Total liabilities and stockholders' deficit	$9,188.0	$9,231.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$213.6	$161.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19.3	18.6
Amortization	47.4	47.8
Other non-cash items, net	8.9	76.0
Increase/(decrease) in cash resulting from changes in:
Other assets	(47.3)	(20.4)
Accounts payable and accrued liabilities (Note 7)	(123.2)	(192.7)
Income taxes payable	11.5	(5.2)
Other liabilities	2.5	0.5
Net cash provided by operating activities	132.7	86.3
Cash flows from investing activities
Capitalization of contract costs	(10.3)	(6.8)
Capitalization of purchased and developed software	(6.7)	(11.7)
Purchases of property and equipment	(20.2)	(7.9)
Purchases of non-settlement related investments and other	(4.3)	(21.3)
Proceeds from maturity of non-settlement related investments	10.0	—
Purchases of held-to-maturity non-settlement related investments	(1.4)	(15.2)
Proceeds from held-to-maturity non-settlement related investments	—	12.3
Net cash used in investing activities	(32.9)	(50.6)
Cash flows from financing activities
Cash dividends paid	(87.5)	(83.3)
Common stock repurchased (Note 10)	(11.6)	(219.3)
Net proceeds from commercial paper	110.0	310.0
Net proceeds from issuance of borrowings	—	396.9
Proceeds from exercise of options	3.8	5.8
Other financing activities	(5.2)	—
Net cash provided by financing activities	9.5	410.1
Net change in cash, cash equivalents and restricted cash	109.3	445.8
Cash, cash equivalents and restricted cash at beginning of period	844.4	877.5
Cash, cash equivalents and restricted cash at end of period	$953.7	$1,323.3
Supplemental cash flow information:
Interest paid	$23.0	$13.7
Income taxes paid	$13.7	$13.1
Unsettled repurchases of common stock	$—	$18.8
Restricted cash at end of period	$19.4	$—
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

Leadership and organizational structure changes within the Company have impacted how its Chief Operating Decision Maker (“CODM”) manages the Company, resulting in changes to its operating and reportable segments in the second quarter of 2017. Prior to these changes, the Company organized its business into the following operating segments: Consumer-to-Consumer, Consumer-to-Business, and Business Solutions. As a result of these leadership and organizational structure changes, the components of the historical Consumer-to-Business operating segment were divided between two executives, with the majority of the Company's cash-based bill payments services under one executive and the majority of the Company's electronic-based bill payments services under the other executive. The CODM allocates resources and assesses performance using discrete information for these separate components, neither of which is material from either a quantitative or qualitative perspective. Accordingly, the Company no longer reports a separate Consumer-to-Business operating segment, and no new reportable segments result from the impact of these changes. The cash-based and electronic-based bill payments services are therefore included in "Other."

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

All businesses and other services that have not been classified in the above segments are reported as "Other," which, as noted above, primarily includes the Company's electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations and which were previously reported in the historical Consumer-to-Business operating segment, and the Company's money order and other services, in addition to costs for the review and closing of acquisitions. See Note 15 for further information regarding the Company's segments.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of March 31, 2018 and December 31, 2017 and for all periods presented. Beginning with this Quarterly Report on Form 10-Q, the Company will no longer present the "Derivative gains, net" line item in its Condensed Consolidated Statements of Income for all periods presented due to the early adoption of the new accounting pronouncement to improve the financial reporting of hedging relationships, as further described below. Amounts previously reported in prior periods in "Derivative gains, net" are now reported in "Other income, net" in the Condensed Consolidated Statements of Income. Additionally, certain historical amounts reported in the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 have been adjusted due to the adoption of an accounting standard related to pension costs, as further described below.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of March 31, 2018 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted a new accounting standard, as amended, regarding revenue from contracts with customers using the modified retrospective approach. This standard provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The adoption of this standard did not have a material impact on the Company's financial position and results of operations. Refer to Note 2 for the related additional disclosures.

On January 1, 2018, the Company adopted an accounting pronouncement regarding classification and measurement of financial instruments. This standard provides guidance on how entities measure certain equity investments and present changes in fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or related disclosures. The Company's money market funds have readily determinable fair values, as disclosed in Note 6, and for those equity investments that are not accounted for under the equity method and that do not have readily determinable fair values, the Company has elected to measure these securities at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer.

On January 1, 2018, the Company adopted an accounting pronouncement regarding certain intra-entity asset transfers that requires that an entity recognize any income tax consequences when the transfer occurs. The adoption of this standard did not have a material impact on the Company's financial position.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 1, 2018, the Company retrospectively adopted an accounting pronouncement that requires restricted cash, which is recorded in "Other assets" in the Company's Condensed Consolidated Balance Sheets, to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The adoption of this standard did not have a significant impact on the Company's statements of cash flows.

On January 1, 2018, the Company retrospectively adopted an accounting pronouncement that requires the non-service cost components of defined benefit plan pension costs to be presented in the income statement separately from the service cost component, outside a subtotal of income from operations. The Company has no service costs, as the Company's defined benefit pension plan is frozen. Prior to the adoption of this standard, the Company recorded the non-service costs of the defined benefit pension plan in the "Cost of services" line item of the Condensed Consolidated Statements of Income. After the adoption of this standard, the Company records these costs in the "Other income, net" line item, including for the three months ended March 31, 2018 and 2017. The adoption of this standard resulted in reductions to "Cost of services" and "Other income, net" of $0.6 million for the three months ended March 31, 2017 from the amounts previously reported.

On January 1, 2018, the Company elected to adopt an accounting pronouncement to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The effects of the standard are recognized prospectively in the Company's financial statements. The adoption of this standard did not have a material impact on the Company's financial position or results of operations, but does require the addition of certain disclosures. Refer to Note 11 for additional information and the related disclosures.

In the first quarter of 2018, the Company adopted a new accounting pronouncement that provides entities the option to reclassify tax effects included within accumulated other comprehensive income/(loss) as a result of the United States tax reform legislation enacted in December 2017 (the “Tax Act”) to retained earnings. The adoption of this standard resulted in an increase to "Accumulated other comprehensive loss" and a decrease to "Accumulated deficit" in the Condensed Consolidated Balance Sheet of $31.4 million, which represents the tax effects of the lower federal tax rate on unrealized gains/(losses) on investment securities, hedging activities, and adjustments related to the Company's defined benefit pension plan, in addition to the release of deferred taxes accrued on undistributed earnings of one of the Company's subsidiaries that are no longer owed under the Tax Act. The Company will continue to release tax effects remaining in "Accumulated other comprehensive loss" into income as the individual units of account are sold or otherwise extinguished. Refer to Note 10 for additional information.

Accounting Pronouncements Not Yet Adopted

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2. Revenue

On January 1, 2018, the Company adopted a new accounting standard, as amended, regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with customers. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of "Accumulated deficit" in the Condensed Consolidated Balance Sheet, and the adoption of the new accounting standard did not have a material impact on the Company's January 1, 2018 accumulated deficit. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to the Company's revenues or net income on an ongoing basis.

The Company's revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market, speed of service, and channel, as applicable. The Company also offers several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors. When more than one party is involved in providing services to a customer, the Company generally acts as the principal in transactions and reports revenue on a gross basis, as the Company is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

For the three months ended March 31, 2018, the Company recognized $1,346.0 million in revenues from contracts with customers. There are no material upfront costs incurred to obtain contracts with customers. Under the Company's loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company's results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of March 31, 2018, as the Company typically receives payment of consideration from its customers prior to providing its services. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources which are not in the scope of the new accounting standard, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from money transfers are included in the Company's Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company's Business Solutions segment, and revenues from bill payments and other services are not included in the Company's segments and are reported as "Other." See Note 15 for further information on the Company's segments.

Consumer Money Transfers
For the Company's money transfer services, customers agree to terms and conditions at the time of initiating a transaction. In a money transfer, the Company has one performance obligation as the customer engages the Company to perform one integrated service which typically occurs within minutes — collect the customer's money and make funds available for payment to a designated person in the currency requested. Therefore, the Company recognizes revenue upon completion of the following: 1) the customer's acknowledgment and payment information has been received by the Company, 2) the Company has agreed to process the money transfer, and 3) the Company has provided the customer a unique transaction identification number and funds are available. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Exchange and Payment Services
For the Company's foreign exchange and payment services, customers agree to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with the Company to provide payment services on the customer's behalf. In the majority of the Company's foreign exchange and payment services, the Company makes payments to the recipient to satisfy its performance obligation to the customer, and therefore, the Company recognizes revenue on foreign exchange and payment services when this performance obligation has been fulfilled. Revenues from foreign exchange and payment services are primarily comprised of the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market.

Consumer Bill Payments
The Company offers several different bill payment services that vary by considerations such as: 1) who pays the fee to the Company (consumer or biller), 2) whether the service is offered to all potential consumers, or only to those for which the Company has a relationship with the biller, and 3) whether the service utilizes a physical agent network offered for consumers' convenience, among other factors. The determination of what party is the Company's customer for revenue recognition purposes is based on these considerations for each of the Company's bill payment services. For all transactions, the Company's customers agree to terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with the Company to provide services on the biller's behalf (where the biller is determined to be the customer for revenue recognition purposes). As with money transfers, customers engage the Company to perform one integrated service — collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers' payments and simplifying the billers' collection efforts. The significant majority of the Company's revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract, as further described below. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which the Company records as a reduction to revenue.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Satisfaction of Performance Obligations — Timing of Transfer of Services
Management has determined that the significant majority of revenue, including revenue from the Company's money transfer services, is recognized at a point in time. However, with respect to the Company's bill payment services in Argentina, its United States electronic bill payment services, and certain foreign exchange and payment services, customers sign contracts with the Company to process transactions at any time during the duration of the contract. The performance obligation under these contracts represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. The Company satisfies its performance obligation for these contracts over time, but the Company's right to revenue is determinable at the time of each individual transaction, as the contracts have fixed prices and the Company knows how many transactions it processes daily, allowing for revenue to be recognized as each distinct transaction occurs. Since the Company recognizes revenue for these customer contracts in essentially the same way as in services for which performance obligations are satisfied at a point in time, the Company has not separately identified revenues for services transferred to customers at a point in time and services transferred over time in the table below.

The following table represents the disaggregation of revenue earned from contracts with customers which are in the scope of the new accounting standard, by product type and region for the three months ended March 31, 2018 (in millions). The regional split of revenue shown below is based upon where transactions are initiated. Revenues that would have been reported under previous accounting guidance would not have been materially different from the amounts shown below.

	Consumer money transfers	Foreign exchange and payment services	Consumer bill payments	Other services	Total
Regions:
North America	$394.6	$24.9	$123.1	$14.6	$557.2
Europe and Russia/CIS	345.5	32.3	0.8	1.0	379.6
Middle East, Africa, and South Asia	166.8	—	0.1	—	166.9
Latin America and the Caribbean	97.7	0.2	45.0	3.2	146.1
East Asia and Oceania	78.5	17.3	0.4	—	96.2
Revenues from contracts with customers	$1,083.1	$74.7	$169.4	$18.8	$1,346.0
Other revenues (a)	7.9	22.0	8.1	5.4	43.4
Total revenues (b)	$1,091.0	$96.7	$177.5	$24.2	$1,389.4

____________________

(a)
Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources, which are not subject to the new accounting standard.

(b)
Revenues from "Consumer money transfers" are included in the Company's Consumer-to-Consumer segment, revenues from "Foreign exchange and payment services" are included in the Company's Business Solutions segment, and revenues from "Consumer bill payments" and "Other services" are not included in the Company's segments and are reported as "Other." See Note 15 for further information on the Company's segments.

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

For the three months ended March 31, 2018 and 2017, there were 2.0 million and 2.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended March 31,
	2018	2017
Basic weighted-average shares outstanding	460.3	479.8
Common stock equivalents	3.3	3.6
Diluted weighted-average shares outstanding	463.6	483.4

4. Acquisitions

On November 6, 2017, the Company completed the purchase of Opus Software Technologies Private Limited and the assets of its affiliate for total consideration of approximately $25.3 million. The Company expects that the acquisition will assist in enhancing and centralizing the Company’s information technology expertise through a newly established information technology development and maintenance center located in India, which was an integral part of the Company’s WU Way transformation efforts. The acquisition does not and will not impact the Company's revenues.

During the first quarter of 2018, the Company finalized the valuation of the acquisition and has recognized $22.0 million of goodwill. The valuation of the acquisition was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. Business Transformation Expenses

In 2016, the Company began incurring expenses related to a business transformation initiative, referred to as the WU Way. As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete. Although the expenses related to the WU Way are specific to that initiative, the types of expenses related to the WU Way initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. The following table summarizes the activity for the three months ended March 31, 2018 for the consulting service fees, severance, and other costs related to the business transformation accruals, which are included in "Accounts payable and accrued liabilities" in the Company's Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (in millions):

	Consulting Service Fees	Severance and Related Employee Benefits	Other	Total
Balance, December 31, 2017	$8.2	$23.2	$1.6	$33.0
Cash payments	(7.3)	(13.7)	(0.4)	(21.4)
Balance, March 31, 2018	$0.9	$9.5	$1.2	$11.6

The following table presents expenses related to business transformation initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

Three Months Ended March 31,
2017
Cost of services	$4.2
Selling, general and administrative	10.1
Total expenses, pre-tax	$14.3
Total expenses, net of tax	$9.3

Business transformation expenses have not been allocated to the Company's segments disclosed in Note 15. While certain of these items are identifiable to the Company's segments, these expenses have been excluded from the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For the three months ended March 31, 2017, business transformation expenses identifiable to the Company's segments were $2.4 million and $1.0 million for the Consumer-to-Consumer and Business Solutions segments, respectively, and $0.3 million for Other.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
March 31, 2018	Level 1	Level 2	Level 3
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$6.2	$—	$—	$6.2
Measured at fair value through other comprehensive income:
State and municipal debt securities	$—	$967.5	$—	$967.5
State and municipal variable rate demand notes	—	110.1	—	110.1
Corporate and other debt securities	—	75.0	—	75.0
United States Treasury securities	9.6	—	—	9.6
Other assets:
Derivatives	—	282.9	—	282.9
Total assets	$15.8	$1,435.5	$—	$1,451.3
Liabilities:
Derivatives	$—	$271.6	$—	$271.6
Total liabilities	$—	$271.6	$—	$271.6

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2017	Level 1	Level 2	Level 3
Assets:
Settlement assets:
Measured at fair value through other comprehensive income:
State and municipal debt securities	$—	$960.0	$—	$960.0
State and municipal variable rate demand notes	—	319.6	—	319.6
Corporate and other debt securities	—	60.8	—	60.8
United States Treasury securities	9.8	—	—	9.8
Other assets:
Derivatives	—	273.4	—	273.4
Total assets	$9.8	$1,613.8	$—	$1,623.6
Liabilities:
Derivatives	$—	$263.0	$—	$263.0
Total liabilities	$—	$263.0	$—	$263.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three months ended March 31, 2018 and 2017.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 11. As of March 31, 2018, the carrying value and fair value of the Company's borrowings were $3,143.4 million and $3,213.6 million, respectively (see Note 12). As of December 31, 2017, the carrying value and fair value of the Company's borrowings were $3,033.6 million and $3,146.5 million, respectively.

The Company holds investments in foreign corporate debt securities that are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2018, the carrying value and fair value of the Company's foreign corporate debt securities were $58.9 million and $59.0 million, respectively. As of December 31, 2017, both the carrying value and fair value of the Company's foreign corporate debt securities were $56.2 million.

7. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $245 million in outstanding letters of credit and bank guarantees as of March 31, 2018 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

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
For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $100 million as of March 31, 2018. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.
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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Under the Joint Settlement Agreements, the Company was required to (1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”), (2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs, and (3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also set forth a civil penalty of $184 million, the full amount of which was deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC was required under the Joint Settlement Agreements. The Company paid the Compensation Payment and the aggregate amount due to the State Attorneys General during the first and second quarters of 2017. The Company had accrued the Compensation Payment and the aggregate amount due to the State Attorneys General in "Accounts payable and accrued liabilities" in the Company's Consolidated Balance Sheets as of December 31, 2016. In the second quarter of 2017, pursuant to the terms of the Joint Settlement Agreements, the Company engaged an independent compliance auditor, and during the third quarter of 2017, the Company accrued an additional $8 million of expenses related to the independent compliance auditor.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees' Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer and nine current or former executive officers and directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the efforts of the monitor assigned to the Company pursuant to the Southwest Border Agreement to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls. The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, six of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and three of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above. The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On September 29, 2017, the Court granted defendants’ motion to dismiss the second amended derivative complaint. On December 19, 2017, plaintiffs filed an appeal brief in the United States Court of Appeals for the Tenth Circuit, seeking reversal of the dismissal, to which the Company filed an opposition on February 20, 2018. Plaintiffs filed a reply brief on March 30, 2018.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Matters

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members' unclaimed money transfer funds. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. On May 1, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision to overrule the objections filed by the two class members who appealed. On January 11, 2016, the United States Supreme Court denied petitions for certiorari that were filed by the two class members who appealed. On February 1, 2016, pursuant to the settlement agreement and the Court's June 25, 2013 final approval order, Western Union deposited the class members' unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses have been paid, with the remainder to go to eligible jurisdictions to which the unclaimed funds would have escheated in the absence of a settlement. On April 3, 2018, the Court entered an order creating a fund for the remainder of the unclaimed funds, which gives eligible jurisdictions one year to execute a release to receive their proportionate share of the fund. Some jurisdictions may opt not to participate in the settlement, taking the position that the Company must escheat those jurisdictions' full share of the settlement fund and that the pro rata deductions for class counsel's fees, administrative costs, and other expenses that are required under the settlement agreement are not permitted. In that event, there is a reasonable possibility a loss could result up to approximately the pro rata amount of those fees and other expenses.

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys' fees, costs, and incentive award. On January 10, 2018, the Court issued an order stating that the pending motions will be decided shortly. A status conference has been set for May 21, 2018. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

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

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The Court is finalizing a notification process for potential class members. After notices are published, the case will move to the evidentiary stage. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018. The plaintiffs filed an opposition on April 5, 2018. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

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

On March 31, 2017, the Company received a request for the production of documents from the New York State Department of Financial Services (the "NYDFS"), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. The Company complied with all requests and produced all requested documents to the NYDFS. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. On January 4, 2018, the Company’s subsidiary, WUFSI, and the NYDFS agreed to a consent order (the "NYDFS Consent Order"), which resolved the NYDFS investigation into these matters. Under the NYDFS Consent Order, the Company is required, among other things, to pay to the NYDFS a civil monetary penalty of $60 million, which the Company paid on January 12, 2018. The NYDFS Consent Order also imposes certain non-monetary obligations, including a requirement to provide to the NYDFS a remediation plan within 90 days after the date of the NYDFS Consent Order, which the Company provided on April 4, 2018.

On April 26, 2018, the Company, its WUFSI subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil RICO and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18-cv-00998-KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended March 31, 2018 and 2017 totaled $13.8 million and $16.0 million, respectively.

9. Settlement Assets and Obligations and Non-Settlement Related Investments

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

Settlement assets and obligations consisted of the following (in millions):

	2018	2017
Settlement assets:
Cash and cash equivalents	$1,374.4	$1,264.8
Receivables from selling agents and Business Solutions customers	1,489.9	1,573.9
Investment securities	1,162.2	1,350.2
	$4,026.5	$4,188.9
Settlement obligations:
Money transfer, money order, and payment service payables	$2,819.0	$2,789.2
Payables to agents	1,207.5	1,399.7
	$4,026.5	$4,188.9

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the three months ended March 31, 2018 and 2017 were $2.7 billion and $1.4 billion, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

March 31, 2018	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$6.2	$6.2	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	973.7	967.5	3.5	(9.7)	(6.2)
State and municipal variable rate demand notes	110.1	110.1	—	—	—
Corporate and other debt securities	75.6	75.0	0.1	(0.7)	(0.6)
United States Treasury securities	9.9	9.6	—	(0.3)	(0.3)
	1,169.3	1,162.2	3.6	(10.7)	(7.1)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	58.9	59.0	0.1	—	0.1
	$1,234.4	$1,227.4	$3.7	$(10.7)	$(7.0)

December 31, 2017	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$955.7	$960.0	$7.9	$(3.6)	$4.3
State and municipal variable rate demand notes	319.6	319.6	—	—	—
Corporate and other debt securities	60.9	60.8	0.2	(0.3)	(0.1)
United States Treasury securities	9.9	9.8	—	(0.1)	(0.1)
	1,346.1	1,350.2	8.1	(4.0)	4.1
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	56.2	56.2	—	—	—
	$1,402.3	$1,406.4	$8.1	$(4.0)	$4.1
____________

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of March 31, 2018 (in millions):

Fair Value
Due within 1 year	$109.2
Due after 1 year through 5 years	557.6
Due after 5 years through 10 years	227.8
Due after 10 years	267.6
$1,162.2

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $110.1 million are included in the "Due after 10 years" category, in the table above. The held-to-maturity foreign corporate debt securities are due within 2 years.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. Stockholders' Deficit

Accumulated other comprehensive loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items as indicated below within the Condensed Consolidated Statements of Income. Additionally, as described in Note 1, in the first quarter of 2018, the Company adopted a new accounting pronouncement and reclassified tax effects included within accumulated other comprehensive income/(loss) as a result of the Tax Act to "Accumulated deficit" in the Condensed Consolidated Balance Sheet.

	Three Months Ended March 31,
	2018	2017
Unrealized gains/(losses) on investment securities, beginning of period	$2.7	$(3.8)
Unrealized gains/(losses)	(11.7)	6.8
Tax (expense)/benefit	2.6	(2.4)
Reclassification of losses into "Revenues"	0.5	—
Tax benefit related to reclassifications	(0.1)	—
Net unrealized gains/(losses) on investment securities	(8.7)	4.4
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	0.5	—
Unrealized gains/(losses) on investment securities, end of period	$(5.5)	$0.6

Unrealized gains/(losses) on hedging activities, beginning of period	$(40.6)	$33.8
Unrealized losses	(12.3)	(11.2)
Tax (expense)/benefit	(0.5)	0.2
Reclassification of (gains)/losses into "Revenues"	9.4	(6.6)
Reclassification of losses into "Interest expense"	0.8	0.8
Tax benefit related to reclassifications	(0.5)	(0.2)
Net unrealized losses on hedging activities	(3.1)	(17.0)
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	(2.3)	—
Unrealized gains/(losses) on hedging activities, end of period	$(46.0)	$16.8

Foreign currency translation adjustments, beginning of period	$(76.9)	$(70.7)
Foreign currency translation adjustments	(7.0)	0.4
Tax expense	—	(0.6)
Net foreign currency translation adjustments	(7.0)	(0.2)
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	(4.8)	—
Foreign currency translation adjustments, end of period	$(88.7)	$(70.9)

Defined benefit pension plan adjustments, beginning of period	$(113.1)	$(122.1)
Reclassification of losses into "Cost of services"	2.9	2.8
Tax benefit related to reclassifications	(0.8)	(1.0)
Net defined benefit pension plan adjustments	2.1	1.8
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	(24.8)	—
Defined benefit pension plan adjustments, end of period	$(135.8)	$(120.3)
Accumulated other comprehensive loss, end of period	$(276.0)	$(173.8)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid

During the first quarter of 2018 and 2017, the Company's Board of Directors declared quarterly cash dividends of $0.19 and $0.175 per common share, respectively, representing $87.5 million and $83.3 million in total dividends, which were paid on March 30, 2018 and March 31, 2017, respectively.

Share Repurchases

No shares were repurchased during the three months ended March 31, 2018 under the share repurchase program approved by the Board of Directors. During the three months ended March 31, 2017, 11.3 million shares were repurchased for $224.9 million, excluding commissions, at an average cost of $19.99. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of March 31, 2018, $943.5 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2019. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

11. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar, Mexican Peso, Australian dollar, Swiss franc, and other currencies, related to forecasted revenues and on settlement assets and obligations as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Derivatives
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2018, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness.
As discussed in Note 1, the Company early adopted an accounting pronouncement related to hedging activities as of January 1, 2018. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, the Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into "Revenues" within the Company's Condensed Consolidated Statements of Income. For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in "Revenues" for the three months ended March 31, 2018. For the three months ended March 31, 2017, the changes in fair value of the excluded components were recognized immediately within the Company's Condensed Consolidated Statements of Income and are included in "Other income, net."
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2018 were as follows (in millions):

Contracts designated as hedges:
Euro	$386.4
British pound	101.1
Canadian dollar	94.4
Australian dollar	53.9
Swiss franc	30.8
Other	60.2
Contracts not designated as hedges:
Euro	$274.9
Mexican peso	166.9
British pound	113.8
Canadian dollar	75.7
Indian rupee	48.8
Australian dollar	35.3
Brazilian real	31.7
Singapore dollar	27.9
Japanese yen	26.0
Other (a)	127.5
____________________

(a)	Comprised of exposures to 19 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company's cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $85.8 million and $83.2 million for the three months ended March 31, 2018 and 2017, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of March 31, 2018 was approximately $6.0 billion. The significant majority of customer contracts are written in major currencies such as the Australian dollar, British pound, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $475.0 million as of both March 31, 2018 and December 31, 2017. Of this aggregate notional amount held at March 31, 2018, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$2.1	$3.3	Other liabilities	$0.5	$—
Foreign currency cash flow hedges	Other assets	7.3	8.0	Other liabilities	38.9	36.1
Total		$9.4	$11.3		$39.4	$36.1
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$270.1	$260.2	Other liabilities	$227.6	$221.6
Foreign currency	Other assets	3.4	1.9	Other liabilities	4.6	5.3
Total		$273.5	$262.1		$232.2	$226.9
Total derivatives		$282.9	$273.4		$271.6	$263.0
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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2018 and December 31, 2017 (in millions):

Offsetting of Derivative Assets

March 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$131.5	$—	$131.5	$(113.5)	$18.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	151.4
Total	$282.9

December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$115.4	$—	$115.4	$(98.7)	$16.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	158.0
Total	$273.4
Offsetting of Derivative Liabilities

March 31, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$215.3	$—	$215.3	$(113.5)	$101.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	56.3
Total	$271.6

December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$214.9	$—	$214.9	$(98.7)	$116.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	48.1
Total	$263.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three months ended March 31, 2018 and 2017 (in millions):
Cash Flow and Fair Value Hedges
The following table presents the amount of gains/(losses) recognized in other comprehensive income from cash flow hedges for the three months ended March 31, 2018 and 2017 (in millions):

	Amount of Gain/(Loss) Recognized in Other
	Comprehensive Income on Derivatives
Derivatives	March 31, 2018	March 31, 2017
Cash Flow Hedges:
Foreign currency contracts (a)	$(12.3)	$(11.2)
Interest rate contracts (b)	—	—
Total gain/(loss)	$(12.3)	$(11.2)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from fair value and cash flow hedges for the three months ended March 31, 2018 and 2017 (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	March 31, 2018			March 31, 2017
	Revenues	Interest Expense	Other income, net	Revenues	Interest Expense	Other income, net
Total amounts presented in the condensed consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$1,389.4	$(35.5)	$4.4	$1,302.4	$(31.3)	$3.2
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate contracts:
Hedged items	—	1.4	—	—	2.5	—
Derivatives designated as hedging instruments	—	(1.5)	—	—	(1.2)	—
Gain/(loss) on cash flow hedges:
Interest rate contracts (b):
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	—	(0.8)	—	—	(0.8)	—
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	(9.4)	—	—	6.6	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	0.2	—	—	—	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	1.4	—	—	—	—	2.7
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three months ended March 31, 2018 and 2017 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (c)
	Income Statement Location	Amount
		Three Months Ended March 31,
Derivatives		2018	2017
Foreign currency contracts (d)	Selling, general and administrative	$(0.1)	$(10.2)
Foreign currency contracts (e)	Revenues	(0.5)	—
Foreign currency contracts (e)	Other income, net	(2.0)	(0.1)
Total gain/(loss)		$(2.6)	$(10.3)

____________________

(a)
For the three months ended March 31, 2018, a loss of $0.2 million represents the amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied. For the three months ended March 31, 2017, there were no amounts recorded in other comprehensive income for amounts excluded from the measurement of effectiveness.

(b)
The Company uses derivatives to hedge the forecasted issuance of fixed-rate debt and records the derivatives' fair value in "Accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets. These amounts are reclassified to "Interest expense" in the Condensed Consolidated Statements of Income over the life of the related notes.

(c)
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

(d)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income, were $2.3 million and $10.4 million for the three months ended March 31, 2018 and 2017, respectively.

(e)
All derivative contracts executed in the Company's revenue hedging program prior to January 1, 2018 are not designated as hedges in the final month of the contract. The change in fair value in this final month was recorded to "Revenues" and "Other income, net" for the three months ended March 31, 2018 and 2017, respectively. The amount recorded to "Other income, net" for the three months ended March 31, 2018 relates to losses on certain undesignated foreign currency derivative contracts that were recognized after the Company determined that certain forecasted transactions were no longer probable of occurring.

All cash flows associated with derivatives are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

An accumulated other comprehensive pre-tax loss of $28.2 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2018. Approximately $1.3 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of March 31, 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12. Borrowings

The Company's outstanding borrowings consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Commercial paper (a)	$110.0	$—
Notes:
3.650% notes (effective rate of 5.2%) due 2018	400.0	400.0
3.350% notes due 2019 (b)	250.0	250.0
Floating rate notes (effective rate of 3.0%) due 2019	250.0	250.0
5.253% notes due 2020 (b)	324.9	324.9
3.600% notes due 2022 (b)	500.0	500.0
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term loan facility borrowings (effective rate of 3.3%)	575.0	575.0
Total borrowings at par value	3,159.9	3,049.9
Fair value hedge accounting adjustments, net (c)	(0.9)	0.5
Debt issuance costs and unamortized discount, net	(15.6)	(16.8)
Total borrowings at carrying value (d)	$3,143.4	$3,033.6
____________________

(a)
Pursuant to the Company's commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company's Revolving Credit Facility in excess of $150 million. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company's commercial paper borrowings as of March 31, 2018 had a weighted-average annual interest rate of approximately 2.3% and a weighted-average term of approximately 2 days.

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

(d)	As of March 31, 2018, the Company's weighted-average effective rate on total borrowings was approximately 4.5%.

The following summarizes the Company's maturities of notes at par value as of March 31, 2018 (in millions):

Due within 1 year	$421.5
Due after 1 year through 2 years	528.8
Due after 2 years through 3 years	375.2
Due after 3 years through 4 years	974.4
Due after 4 years through 5 years	—
Due after 5 years	750.0

The Company's obligations with respect to its outstanding notes, as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13. Income Taxes

The Company's provision for income taxes for the three months ended March 31, 2018 and 2017 is based on the estimated annual effective tax rate, in addition to discrete items. The Company's effective tax rates on pre-tax income were 8.9% and 24.1% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the Company's effective tax rate for the three months ended March 31, 2018 compared to the prior period was primarily due to the discrete tax effects recognized from changes in internal ownership of certain international subsidiaries within the consolidated group during the three months ended March 31, 2017 and discrete tax benefits recognized in the three months ended March 31, 2018. Additionally, adjustments to the Company's provisional accounting for the Tax Act reduced the effective tax rate by 2.6%, as further described below. The Company currently expects that approximately 89% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2018. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

In December 2017, the Tax Act was enacted into United States law. Certain of the Tax Act's impacts continue to be provisionally estimated through March 31, 2018 and will likely be adjusted throughout 2018 as the Company completes its accounting for these matters in accordance with a recent staff accounting bulletin issued by the SEC. For those areas of the Tax Act where the Company did not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting through March 31, 2018, the Company recorded provisional estimates which may need to be adjusted during 2018, and those subsequent adjustments will be recorded in the Company's 2018 provision for income taxes if the estimates change as the Company completes the accounting for these matters during 2018, as described below. While management believes it made reasonable estimates for the numerous complex provisions in the law, tax expense continues to be provisional for the following items:

•
With respect to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, the determination of the amount of earnings, the amount of assets which are to be included as cash and other specified assets, and which are therefore subject to the higher effective tax rate specified in the Tax Act, and the related potential foreign tax implications continue to be provisional and subject to further analysis, including the Company's completion of the calculation for the 2017 federal, state, and foreign income tax returns. In addition, the Company continues to complete this analysis for a significant number of its controlled foreign corporations, as the analysis must be performed for each of the subsidiaries and not consolidated at a higher level. Therefore, the amount of this tax may change until the Company finalizes the calculation. The estimated tax provision amount related to this matter was $916 million for the year ended December 31, 2017. During the three months ended March 31, 2018, the Company reduced its estimate of this expense by approximately $7 million because of revised estimates for the effects of tax liabilities and tax contingency reserves on the Company's previously undistributed earnings of foreign subsidiaries, so that the estimated tax provision amount related to this matter is currently $909 million. These adjustments reduced the Company's effective tax rate by 3% in the three months ended March 31, 2018.

•
The Company recorded a provisional $87 million benefit for the year ended December 31, 2017 for the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. The Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances, and the amount is also subject to the Company's completion of the calculation for the 2017 federal, state, and foreign income tax returns. During the three months ended March 31, 2018, the Company reduced this provisional benefit by approximately $1 million after further analysis of its tax liabilities, so that the provisional benefit related to this matter is currently $86 million. These adjustments increased the Company's effective tax rate by 0.4% in the three months ended March 31, 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
The Company provisionally estimated the total amount of outside basis differences with respect to its foreign subsidiaries as of December 31, 2017 to be $254 million (after giving effect to the Tax Act). These outside tax basis differences primarily relate to the remaining undistributed foreign earnings not subject to the tax on certain previously undistributed earnings of foreign subsidiaries pursuant to the Tax Act and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company's basis difference, the Company could be subject to United States income taxes, state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred tax liability continues to not be practicable because of the complexities associated with its hypothetical calculation, and therefore, no deferred income tax effects have been recognized with respect to such outside basis differences. The amount of total outside basis differences and appropriate deferred tax effects are impacted by the application of the Tax Act and the 2017 federal, state, and foreign income tax returns, which will be finalized during the second half of 2018.

•
Subsequent to the enactment of the Tax Act, the Company must make an accounting policy election to account for the tax effects of global intangible low-taxed income either as a component of income tax expense in the period the tax arises, or as a component of deferred taxes for temporary basis differences expected to reverse in future years. Given the complexity of the provisions, the Company is currently evaluating these provisions of the Tax Act and the related implications and has not finalized its accounting policy election. As the Company is still evaluating these provisions and its analysis of future taxable income subject to these provisions, the Company has included global intangible low-taxed income related to the three months ended March 31, 2018 in its estimated annual effective tax rate and has not recorded additional income tax expense related to temporary differences that could arise from global intangible low-taxed income. The Company will finalize its accounting policy election in 2018.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2018 and December 31, 2017 was $323.1 million and $329.0 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $315.5 million and $319.6 million as of March 31, 2018 and December 31, 2017, respectively, excluding interest and penalties.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized immaterial amounts of interest and penalties during the three months ended March 31, 2018 and 2017, respectively. The Company has accrued $24.5 million and $25.4 million for the payment of interest and penalties as of March 31, 2018 and December 31, 2017, respectively.

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

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). As a result of the IRS Agreement, the Company expects to make cash payments of approximately $190 million, plus additional accrued interest, of which $94.1 million has been paid as of March 31, 2018. A substantial majority of these payments were made in the year ended December 31, 2012. The Company expects to pay the remaining amount in 2018. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments and adjusted its reserves accordingly. The Company anticipates concluding the matters related to these years in 2018.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14. Stock Compensation Plans
For the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $13.8 million and $13.1 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income.
During the three months ended March 31, 2018, the Company granted 0.4 million options at a weighted-average exercise price of $20.09 and 2.7 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $18.43. As of March 31, 2018, the Company had 6.6 million outstanding options at a weighted-average exercise price of $17.54, of which 5.6 million options were exercisable at a weighted-average exercise price of $17.15. The Company had 7.7 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $17.74 as of March 31, 2018. The majority of stock units do not provide for the payment of dividend equivalents. For those units, their value is reduced by the net present value of the foregone dividend equivalent payments.

15. Segments

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

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company's money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. The Company includes its online money transfer transactions initiated and funded through Western Union branded websites and mobile apps ("westernunion.com") in its regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.
All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily includes the Company's electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations and which were previously reported in the historical Consumer-to-Business operating segment, and the Company's money order and other services.

Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

Business transformation expenses for the three months ended March 31, 2017 were not allocated to the segments. While certain of these items were identifiable to the Company's segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on business transformation related activities, see Note 5.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three months ended March 31, 2018 and 2017 (in millions). Results for the three months ended March 31, 2017 have been adjusted to conform to the changes in reportable segments discussed in Note 1.

	Three Months Ended March 31,
	2018	2017
Revenues:
Consumer-to-Consumer	$1,091.0	$1,015.0
Business Solutions	96.7	93.6
Other (a)	201.7	193.8
Total consolidated revenues	$1,389.4	$1,302.4
Operating income (b):
Consumer-to-Consumer	$241.7	$228.0
Business Solutions	2.8	2.4
Other (a)	20.4	24.0
Total segment operating income (b)	264.9	254.4
Business transformation expenses (Note 5)	—	(14.3)
Total consolidated operating income (b)	$264.9	$240.1
____________

(a)	Other consists primarily of the Company's bill payments businesses in the United States and Argentina.

(b)
On January 1, 2018, the Company adopted an accounting pronouncement that requires the non-service costs of a defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in an increase of $0.6 million to operating income for the three months ended March 31, 2017 from the amounts previously reported, and this increase was allocated among the segments in a method consistent with the original allocation of this expense. Refer to Note 1 for further information.

THE WESTERN UNION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.
This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the "Risk Factors" section and throughout the Annual Report on Form 10-K for the year ended December 31, 2017. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic and trade downturns, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including electronic, mobile and Internet-based services, card associations, and card-based payment providers, and with digital currencies and related protocols, and other innovations in technology and business models; political conditions and related actions in the United States and abroad which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; cessation of or defects in various services provided to us by third-party vendors; mergers, acquisitions and integration of acquired businesses and technologies into our Company, and the failure to realize anticipated financial benefits from these acquisitions, and events requiring us to write down our goodwill; failure to manage credit and fraud risks presented by our agents, clients and consumers; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services; decisions to change our business mix; changes in tax laws, or their interpretation, including with respect to United States tax reform legislation enacted in December 2017 (the "Tax Act") and potential related state income tax impacts, and unfavorable resolution of tax contingencies; adverse rating actions by credit rating agencies; our ability to realize the anticipated benefits from business transformation, productivity and cost-savings, and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims; our ability to attract and retain qualified key employees and to manage our workforce successfully; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States, the European Union and globally, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with the settlement agreements with the United States Department of Justice, certain United States Attorney's Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the "Joint Settlement Agreements"), and those associated with the January 4, 2018 consent order which resolved a matter with the New York State Department of Financial Services (the "NYDFS Consent Order"); liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory actions, including costs, expenses, settlements and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation ("GDPR") approved by the European Union ("EU"); the ongoing impact on our business from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection; effects of unclaimed property laws or their interpretation or the enforcement thereof; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations or industry standards affecting our business; and (iii) other events, such as: adverse tax consequences from our spin-off from First Data Corporation; catastrophic events; and management's ability to identify and manage these and other risks.
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

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily includes our electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations and which were previously reported in the historical Consumer-to-Business operating segment, and our money order and other services, in addition to costs for the review and closing of acquisitions. Additional information on our reportable segments is further described in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2018 compared to the same period in 2017. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated and the below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided. Beginning with this Quarterly Report on Form 10-Q, we will no longer present the "Derivative gains, net" line item in our Condensed Consolidated Statements of Income for all periods presented due to the early adoption of the new accounting pronouncement to improve the financial reporting of hedging relationships, as further described in Part I, Item 1, Financial Statements, Note 1, "Business and Basis of Presentation." Amounts previously reported in prior periods in "Derivative gains, net" are now reported in "Other income, net" in the Condensed Consolidated Statements of Income. Additionally, certain historical amounts reported in the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 have been adjusted due to the adoption of an accounting standard related to pension costs, as further described in the Segment Discussion below.

Fluctuations in the exchange rate between the United States dollar and foreign currencies, net of the impact of foreign currency hedges, resulted in an increase to revenues for the three months ended March 31, 2018 of $18.9 million and negatively impacted operating income by $3.4 million relative to the corresponding period in the prior year.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017	% Change
Revenues	$1,389.4	$1,302.4	7%
Expenses:
Cost of services (a)	825.4	799.9	3%
Selling, general and administrative	299.1	262.4	14%
Total expenses	1,124.5	1,062.3	6%
Operating income	264.9	240.1	10%
Other income/(expense):
Interest income	0.7	1.1	(42)%
Interest expense	(35.5)	(31.3)	13%
Other income, net (a)	4.4	3.2	40%
Total other expense, net	(30.4)	(27.0)	13%
Income before income taxes	234.5	213.1	10%
Provision for income taxes	20.9	51.4	(59)%
Net income	$213.6	$161.7	32%
Earnings per share:
Basic	$0.46	$0.34	35%
Diluted	$0.46	$0.33	39%
Weighted-average shares outstanding:
Basic	460.3	479.8
Diluted	463.6	483.4
____________

(a)
On January 1, 2018, the Company adopted an accounting pronouncement that requires the non-service costs of a defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in reductions to "Cost of services" and "Other income, net" of $0.6 million for the three months ended March 31, 2017 from the amounts previously reported. Refer to Part I, Item 1, Financial Statements, Note 1, "Business and Basis of Presentation," for further information.

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three months ended March 31, 2018 compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in millions)	2018	2017	% Change
Revenues, as reported - (GAAP)	$1,389.4	$1,302.4	7%
Foreign currency impact (a)			(2)%
Revenue change, constant currency adjusted - (Non-GAAP)			5%

(a)
The weakening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in an increase to revenues of $18.9 million for the three months ended March 31, 2018 when compared to foreign currency rates in the prior period.

For the three months ended March 31, 2018, GAAP revenues increased by 7% when compared to the prior period. The increase in revenue was the result of transaction growth in our Consumer-to-Consumer segment of 4% for the three months ended March 31, 2018. The weakening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, positively impacted revenue by 2% for the three months ended March 31, 2018 compared to the prior period. The increase in non-GAAP revenues constant currency adjusted of 5% was also the result of transaction growth in our Consumer-to-Consumer segment.

Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection, including related to the Joint Settlement Agreements and the NYDFS Consent Order described further in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies," the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States, and other matters. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three months ended March 31, 2018 and the corresponding period in the prior year. Cost of services increased for the three months ended March 31, 2018 compared to the corresponding period in the prior year due to increased variable costs, including agent commissions, which vary with revenues, including due to fluctuations in the exchange rate between the United States dollar and foreign currencies, and increased bank fees, primarily in our United States electronic bill payments services.

Selling, general and administrative

For the three months ended March 31, 2018 compared to the corresponding period in the prior year, selling, general and administrative expenses increased primarily due to increased marketing expenses and employee-related costs, partially offset by a decrease in consulting service fees and other expenses related to a business transformation initiative referred to as the WU Way, as further discussed below. Additionally, the weakening of the United States dollar compared to foreign currencies resulted in a negative impact on the translation of our expenses for the three months ended March 31, 2018.

Total other expense, net
Total other expense, net increased for the three months ended March 31, 2018, compared to the prior year, primarily due to higher interest expense related to an increase in the weighted-average effective interest rate on our debt.

Income taxes

Our effective tax rates on pre-tax income were 8.9% and 24.1% for the three months ended March 31, 2018 and 2017, respectively. The decrease in our effective tax rate for the three months ended March 31, 2018 compared to the prior period was primarily due to the discrete tax effects recognized from changes in internal ownership of certain international subsidiaries within the consolidated group during the three months ended March 31, 2017 and discrete tax benefits recognized in the three months ended March 31, 2018. Additionally, adjustments to our provisional accounting for the Tax Act reduced the effective tax rate by 2.6%, as further described below.

Provisional Tax Act amounts

In December 2017, the Tax Act was enacted into United States law. Certain of the Tax Act's impacts continue to be provisionally estimated through March 31, 2018 and will likely be adjusted throughout 2018 as we complete our accounting for these matters in accordance with a recent staff accounting bulletin issued by the SEC. For those areas of the Tax Act where we did not have the necessary information available, prepared, or analyzed in reasonable detail to complete our accounting through March 31, 2018, we recorded provisional estimates which we may need to adjust in subsequent periods, and those subsequent adjustments will be recorded in our 2018 provision for income taxes if our estimates change as we complete the accounting for these matters during 2018, as described below. While we believe we have made reasonable estimates for the numerous complex provisions in the law, tax expense continues to be provisional for the following items:

•
With respect to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, the determination of the amount of earnings, the amount of assets which are to be included as cash and other specified assets, and which are therefore subject to the higher effective tax rate specified in the Tax Act, and the related potential foreign tax implications continue to be provisional and subject to further analysis, including our completion of the calculation for our 2017 federal, state, and foreign income tax returns. In addition, we continue to complete this analysis for a significant number of our controlled foreign corporations, as the analysis must be performed for each of the subsidiaries and not consolidated at a higher level. Therefore, the amount of this tax may change until we finalize the calculation. The estimated tax provision amount related to this matter was $916 million for the year ended December 31, 2017. During the three months ended March 31, 2018, we reduced our estimate of this expense by approximately $7 million because of revised estimates for the effects of tax liabilities and tax contingency reserves on our previously undistributed earnings of foreign subsidiaries, so that the estimated tax provision amount related to this matter is currently $909 million. These adjustments reduced our effective tax rate by 3% in the three months ended March 31, 2018.

•
We recorded a provisional $87 million benefit for the year ended December 31, 2017 for the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. We are still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances, and the amount is also subject to our completion of the calculation for the 2017 federal, state, and foreign income tax returns. During the three months ended March 31, 2018, we reduced this provisional benefit by approximately $1 million after further analysis of our tax liabilities, so that the provisional benefit related to this matter is currently $86 million. These adjustments increased our effective tax rate by 0.4% in the three months ended March 31, 2018.

•
We provisionally estimated the total amount of outside basis differences with respect to our foreign subsidiaries as of December 31, 2017 to be $254 million (after giving effect to the Tax Act). These outside tax basis differences primarily relate to the remaining undistributed foreign earnings not subject to the tax on certain previously undistributed earnings of foreign subsidiaries pursuant to the Tax Act and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of this basis difference, we could be subject to United States income taxes, state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred tax liability continues to not be practicable because of the complexities associated with its hypothetical calculation, and therefore, no deferred income tax effects have been recognized with respect to such outside basis differences. The amount of total outside basis differences and appropriate deferred tax effects are impacted by our application of the Tax Act and the 2017 federal, state, and foreign income tax returns, which will be finalized during the second half of 2018.

•
Subsequent to the enactment of the Tax Act, we must make an accounting policy election to account for the tax effects of global intangible low-taxed income either as a component of income tax expense in the period the tax arises, or as a component of deferred taxes for temporary basis differences expected to reverse in future years. Given the complexity of the provisions, we are currently evaluating these provisions of the Tax Act and the related implications and have not finalized our accounting policy election. As we are still evaluating these provisions and our analysis of future taxable income subject to these provisions, we have included global intangible low-taxed income related to the three months ended March 31, 2018 in our estimated annual effective tax rate and have not recorded additional income tax expense related to temporary differences that could arise from global intangible low-taxed income. We will finalize this accounting policy election in 2018.

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

We expect that the Tax Act will increase our effective tax rate in future periods, excluding subsequent adjustments to amounts identified as provisional, as certain activity related to our foreign affiliates will generally be taxed at a higher tax rate.

We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2018, the total amount of tax contingency reserves was $339.0 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended March 31, 2018 and 2017, basic earnings per share were $0.46 and $0.34, and diluted earnings per share were $0.46 and $0.33, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2018 and 2017, there were 2.0 million and 2.5 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share for the three months ended March 31, 2018 compared to the prior period was impacted by the previously described factors impacting net income. Earnings per share for the three months ended March 31, 2018 was also impacted by lower weighted-average shares outstanding, which was due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions. Leadership and organizational structure changes within the Company have impacted how the Chief Operating Decision Maker (“CODM”) manages the Company, resulting in changes to the operating and reportable segments in the second quarter of 2017. Prior to these changes, we organized the business into the following operating segments: Consumer-to-Consumer, Consumer-to-Business, and Business Solutions. As a result of these leadership and organizational structure changes, the components of the historical Consumer-to-Business operating segment were divided between two executives, with the majority of our cash-based bill payments services under one executive and the majority of our electronic-based bill payments services under the other executive. The CODM allocates resources and assesses performance using discrete information for these separate components, neither of which is material from either a quantitative or qualitative perspective. Accordingly, we no longer report a separate Consumer-to-Business operating segment, and no new reportable segments result from the impact of these changes. The cash-based and electronic-based bill payments services are therefore included in "Other" along with other businesses and services not classified in the Consumer-to-Consumer or Business Solutions segments. This new operating segment structure is based upon the financial information provided to the CODM for decision-making and is consistent with our overall business strategy. Segment results for the three months ended March 31, 2017 in the discussion and tables below have been adjusted to conform to these changes in reportable segments.

On January 1, 2018, we adopted an accounting pronouncement that requires the non-service costs of the defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in an increase of $0.6 million to operating income for the three months ended March 31, 2017 from the amounts previously reported, and this increase was allocated among the segments in a method consistent with the original allocation of this expense. Segment results for the three months ended March 31, 2017 in the discussion and tables below have been adjusted to conform with the new presentation.

As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete.We incurred expenses related to the WU Way of $14.3 million during the three months ended March 31, 2017. While certain items related to the initiative were identifiable to our segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on this business transformation initiative, see Note 5 in Part I, Item 1, Financial Statements.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Consumer-to-Consumer	79%	78%
Business Solutions	7%	7%
Other	14%	15%
	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars and transactions in millions)	2018	2017	% Change
Revenues	$1,091.0	$1,015.0	7%
Operating income	$241.7	$228.0	6%
Operating income margin	22%	22%
Key indicator:
Consumer-to-Consumer transactions	67.8	65.3	4%

We view our Consumer-to-Consumer money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include our online money transfer transactions initiated and funded through Western Union branded websites and mobile apps ("westernunion.com") in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The geographic split for transactions and revenue in the table that follows, including transactions initiated through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Included in each region's transaction and revenue percentages in the tables below are transactions initiated through westernunion.com for the three months ended March 31, 2018 and 2017. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are initiated through westernunion.com.

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Three Months Ended March 31, 2018
	Revenue Growth, as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States and Canada) ("NA")	4%	0%	4%	1%
Europe and Russia/CIS ("EU & CIS")	14%	9%	5%	8%
Middle East, Africa, and South Asia ("MEASA")	0%	1%	(1)%	(2)%
Latin America and the Caribbean ("LACA")	20%	(5)%	25%	17%
East Asia and Oceania ("APAC")	2%	2%	0%	1%
Total Consumer-to-Consumer growth:	7%	2%	5%	4%

westernunion.com (b)	23%	3%	20%	24%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior period.

(b)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	36%	37%
EU & CIS	32%	30%
MEASA	16%	17%
LACA	9%	8%
APAC	7%	8%

Westernunion.com, which is included in the regional percentages above, represented approximately 11% and 9% of our Consumer-to-Consumer revenue for the three months ended March 31, 2018 and 2017, respectively.

Our consumers transferred $20.8 billion and $19.1 billion in Consumer-to-Consumer principal for the three months ended March 31, 2018 and 2017, respectively, of which $18.9 billion and $17.3 billion, related to cross-border principal, for the same corresponding periods described above.

Revenues
All comparisons in the discussion below are for the three months ended March 31, 2018 compared to the corresponding period in the prior year.
Consumer-to-Consumer money transfer revenue increased 7% on transaction growth of 4%. The weakening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, positively impacted revenue by 2%. Constant currency revenue growth and transaction growth was driven by growth in retail money transfer and westernunion.com. Consumer-to-Consumer money transfer revenue was positively impacted by net price increases of 1% for the three months ended March 31, 2018.
Our NA region experienced increased revenue of 4% and transaction growth of 1%. The increase in revenue was primarily due to transaction growth and net price increases in our United States outbound services, partially offset by lower revenue generated from money transfers sent and received within the United States, and money transfers sent from the United States to Mexico.
Our EU & CIS region experienced increased revenue of 14% and transaction growth of 8%. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, positively impacted revenue by 9%. For the three months ended March 31, 2018, revenue was positively impacted by transaction growth in France but negatively impacted by mix.
Our MEASA region experienced flat revenue and transaction declines of 2%. Fluctuations in the exchange rate between the United States dollar and other currencies positively impacted revenue by 1%.

Our LACA region experienced increased revenue of 20% and transaction growth of 17%. The increase in revenue was primarily due to growth in Argentina and in Brazil. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 5%.

Our APAC region experienced increased revenue of 2% and transaction growth of 1%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, positively impacted revenue by 2%.

We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently.

Operating income
Consumer-to-Consumer operating income increased 6% during the three months ended March 31, 2018 compared to the corresponding period in the prior year. Results for the three months ended March 31, 2018 were positively impacted by the revenue increase described above, partially offset by increased marketing expenses, increased employee-related costs, and increased variable costs, including agent commissions. Revenues were favorably impacted and expenses were negatively impacted by the weakening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges. The operating margin for the three months ended March 31, 2018 was materially consistent with the corresponding period in the prior year.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in millions)	2018	2017	% Change
Revenues	$96.7	$93.6	3%
Operating income	$2.8	$2.4	19%
Operating income margin	3%	3%

Revenues
For the three months ended March 31, 2018, Business Solutions revenue increased 3% compared to the corresponding period in the prior year. Fluctuations in the exchange rate between the United States dollar and other currencies positively impacted revenue by 5% for the three months ended March 31, 2018. Our revenue was negatively impacted by declines in Europe, including the United Kingdom, partially offset by growth in North America.

Operating income
For the three months ended March 31, 2018, operating income remained materially consistent when compared to the corresponding period of the prior year.

Other

The following table sets forth Other results for the three months ended March 31, 2018 and 2017. Other primarily includes our electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations.

	Three Months Ended March 31,
(dollars in millions)	2018	2017	% Change
Revenues	$201.7	$193.8	4%
Operating income	$20.4	$24.0	(15)%
Operating income margin	10%	12%

Revenues
For the three months ended March 31, 2018, compared to the corresponding period in the prior year, Other revenue increased 4%. This was primarily due to growth in our Argentina cash-based bill payments services. The strengthening of the United States dollar against foreign currencies, primarily the Argentine peso, negatively impacted revenue growth by 6% for the three months ended March 31, 2018.

Operating income
For the three months ended March 31, 2018, Other operating income decreased compared to the corresponding period in the prior year due to increased bank fees in our United States electronic bill payments services, partially offset by revenue growth. The changes in operating margins were also due to these factors.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.65 billion revolving credit facility ("Revolving Credit Facility"), which expires in September 2020 and supports our $1.5 billion commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility in excess of $150 million. As of March 31, 2018, we had no outstanding borrowings under our Revolving Credit Facility and $110 million in borrowings on the commercial paper program.

To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing and manner by which cash is made available from our international subsidiaries. While we no longer incur material, additional United States taxes as a result of repatriations of foreign profits under the Tax Act, we are also subject to foreign tax laws, and as a result, these decisions could influence our overall tax rate and impact our total liquidity. We regularly evaluate, taking tax consequences and other factors into consideration, our United States cash requirements and also the potential uses of cash internationally to determine the appropriate level of dividend repatriations of our foreign source income.

Cash and Investment Securities

As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $0.9 billion and $0.8 billion, respectively. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as "Settlement assets" on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as "Cash and cash equivalents" within "Settlement assets," to fund settlement obligations.

Investment securities, classified within "Settlement assets," were $1.2 billion and $1.4 billion as of March 31, 2018 and December 31, 2017, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2018, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $132.7 million during the three months ended March 31, 2018, from $86.3 million in the comparable period in the prior year. Cash provided by operating activities for the three months ended March 31, 2018 was negatively impacted by a $60 million payment related to the NYDFS Consent Order and payments related to our business transformation initiative as discussed in Part I, Item 1, Financial Statements, Note 5, "Business Transformation Expenses." Cash provided by operating activities for the three months ended March 31, 2017 was negatively impacted by cash payments of approximately $150 million due under the Joint Settlement Agreements. Cash provided by operating activities can also be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors. For the year ending December 31, 2018, we expect that cash flow provided by operating activities could also be negatively impacted by higher income tax payments, specifically those related to the tax on certain of our previously undistributed foreign earnings associated with the Tax Act, for which a payment of $62 million will be made in 2018, and by approximately $100 million of anticipated tax payments relating to the IRS Agreement.

Financing Resources

As of March 31, 2018, we have outstanding borrowings at par value of $3,159.9 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2018 to 2040, and our borrowings also include our floating rate notes due in 2019 and our floating rate term loan.

Our Revolving Credit Facility expires in September 2020 and provides for unsecured financing facilities in an aggregate amount of $1.65 billion, including a $250 million letter of credit sub-facility. Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 110 basis points. A facility fee is also payable quarterly at an annual rate of 15 bps on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of March 31, 2018, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $110.0 million commercial paper borrowings outstanding as of March 31, 2018. During the three months ended March 31, 2018, the average commercial paper balance outstanding was $22.0 million and the maximum balance outstanding was $402.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $37.2 million and $26.4 million for the three months ended March 31, 2018 and 2017, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

No shares were repurchased during the three months ended March 31, 2018 under the share repurchase authorization approved by our Board of Directors. During the three months ended March 31, 2017, 11.3 million shares were repurchased for $224.9 million, excluding commissions, at an average cost of $19.99. As of March 31, 2018, $943.5 million remained available under the share repurchase authorization approved by our Board of Directors through December 31, 2019.

Our Board of Directors declared quarterly cash dividends of $0.19 per common share in the first quarter of 2018, representing $87.5 million in total dividends.

Debt Service Requirements

Our 2018 and future debt service requirements will include payments on all outstanding indebtedness. In August 2018, our 2018 Notes of $400.0 million will mature. We plan to fund this maturity by refinancing all or a portion of this debt and could repay a portion using cash, including cash generated from operations.

Tax Act Requirements

As previously discussed, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, results in an estimated United States federal tax liability of $780 million at March 31, 2018, which we have elected to pay in periodic installments over the next eight years. Under the terms of the law, we owe 8% of this liability in each of the first five years after the enactment (2018 through 2022), with 15%, 20%, and 25% of the tax owed in 2023, 2024, and 2025, respectively. These payments will adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Other Commercial Commitments

We had approximately $245 million in outstanding letters of credit and bank guarantees as of March 31, 2018 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that we may provide as part of our legal matters described in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies."

As of March 31, 2018, our total amount of unrecognized income tax benefits was $347.6 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2017, for which there were no material changes, included:

•	Income taxes

•	Derivative financial instruments

•	Other intangible assets

•	Goodwill

•	Legal contingencies
In our Annual Report on Form 10-K, we disclosed that the carrying value and estimated fair value of the Business Solutions reporting unit were the same as of December 31, 2017, after we recognized a non-cash goodwill impairment charge in the year then ended. The reporting unit's fair value continues to be sensitive to changes in projections for revenue growth rates and EBITDA margins. As of March 31, 2018, the Business Solutions reporting unit had $532 million of goodwill. Any further reduction in anticipated future operating cash flows in the Business Solutions reporting unit would likely result in another write-down of goodwill.

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

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and to a lesser degree the British pound, Canadian dollar, Mexican Peso, Australian dollar, Swiss franc, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

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

As of December 31, 2017, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $35 million based on our 2018 forecast of unhedged exposure to foreign currency at that date. As of March 31, 2018, the exposure for the next twelve months is not materially different based on our forecast of unhedged exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of March 31, 2018 of $2.7 billion. Approximately $1.7 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption classified within "Settlement assets" in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within "Settlement assets" in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our "Total stockholders' deficit" on our Condensed Consolidated Balance Sheets.

As of March 31, 2018, we had a total of $1.3 billion of borrowings that are subject to floating interest rates. Our Floating Rate Notes had an outstanding balance of $250.0 million as of March 31, 2018, and had an effective interest rate of 3.0% or 80 basis points above three-month LIBOR. In addition, as of March 31, 2018, a total of $475.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 300 basis points above LIBOR. Finally, interest on $575.0 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points. Borrowings of $110 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of March 31, 2018, our weighted-average effective rate on total borrowings was approximately 4.5%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $14 million based on borrowings, net of the impact of hedges, on March 31, 2018 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2018 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $17 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows, and stockholders' equity/(deficit) for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Denver, Colorado
May 1, 2018

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

The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, six of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and three of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies." The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On September 29, 2017, the Court granted defendants’ motion to dismiss the second amended derivative complaint. On December 19, 2017, plaintiffs filed an appeal brief in the United States Court of Appeals for the Tenth Circuit, seeking reversal of the dismissal, to which the Company filed an opposition on February 20, 2018. Plaintiffs filed a reply brief on March 30, 2018.

Due to the stages of the actions described above under "Shareholder Derivative Actions," the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys’ fees, costs, and incentive award. On January 10, 2018, the Court issued an order stating that the pending motions will be decided shortly. A status conference has been set for May 21, 2018. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five-year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 27, 2017, the Court granted Speedpay’s summary judgment motion, entered judgment in favor of Speedpay and ordered the Court clerk to close the case. On October 19, 2017, Pincus filed an appeal brief in the United States Court of Appeals for the Eleventh Circuit. seeking reversal of the summary judgment, to which the Company filed an opposition on December 4, 2017. Pincus filed her reply brief on January 17, 2018. Due to this pending appeal, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with this action. Speedpay intends to vigorously defend itself in this matter.

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The Court is finalizing a notification process for potential class members. After notices are published, the case will move to the evidentiary stage. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018. The plaintiffs filed an opposition on April 5, 2018. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

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

On March 31, 2017, the Company received a request for the production of documents from the New York State Department of Financial Services (the “NYDFS”), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. The Company complied with all requests and produced all requested documents to the NYDFS. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. On January 4, 2018, the Company’s subsidiary, WUFSI, and the NYDFS agreed to a consent order (the "NYDFS Consent Order"), which resolved the NYDFS investigation into these matters. Under the NYDFS Consent Order, the Company is required, among other things, to pay to the NYDFS a civil monetary penalty of $60 million, which the Company paid on January 12, 2018. The NYDFS Consent Order also imposes certain non-monetary obligations, including a requirement to provide to the NYDFS a remediation plan within 90 days after the date of the NYDFS Consent Order, which the Company provided on April 4, 2018.

On April 26, 2018, the Company, its WUFSI subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil RICO and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18-cv-00998-KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

In addition to the principal matters described above and the matters described in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies," the Company is a party to a variety of other legal matters that arise in the normal course of the Company's business. While the results of these other legal matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect either individually or in the aggregate on the Company's financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 1 - 31	8,599	$19.44	—	$943.5
February 1 - 28	557,682	$20.22	—	$943.5
March 1 - 31	10,063	$19.77	—	$943.5
Total	576,344	$20.20	—
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $943.5 million remained available as of March 31, 2018. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	May 1, 2018	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2018	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2018	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)