Form 10-Q
period 2018-06-30
Western Union CO
filed 2018-08-02
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 30, 2018, 447,250,652 shares of the registrant's common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$1,411.1	$1,378.9	$2,800.5	$2,681.3
Expenses:
Cost of services (Note 1)	829.2	842.3	1,654.6	1,642.2
Selling, general and administrative	298.3	321.2	597.4	583.6
Total expenses	1,127.5	1,163.5	2,252.0	2,225.8
Operating income	283.6	215.4	548.5	455.5
Other income/(expense):
Interest income	1.3	1.4	2.0	2.5
Interest expense	(37.5)	(35.7)	(73.0)	(67.0)
Other income, net (Note 1)	8.1	3.3	12.5	6.5
Total other expense, net	(28.1)	(31.0)	(58.5)	(58.0)
Income before income taxes	255.5	184.4	490.0	397.5
Provision for income taxes	37.9	17.9	58.8	69.3
Net income	$217.6	$166.5	$431.2	$328.2
Earnings per share:
Basic	$0.48	$0.35	$0.94	$0.69
Diluted	$0.47	$0.35	$0.93	$0.69
Weighted-average shares outstanding:
Basic	457.2	469.4	458.8	474.6
Diluted	459.6	472.0	461.6	477.7
Cash dividends declared per common share	$0.19	$0.175	$0.38	$0.35

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$217.6	$166.5	$431.2	$328.2
Other comprehensive income/(loss), net of tax (Note 10):
Unrealized gains/(losses) on investment securities	0.8	5.2	(7.9)	9.6
Unrealized gains/(losses) on hedging activities	37.4	(41.2)	34.3	(58.2)
Foreign currency translation adjustments	(12.5)	(1.4)	(19.5)	(1.6)
Defined benefit pension plan adjustments	2.3	1.8	4.4	3.6
Total other comprehensive income/(loss)	28.0	(35.6)	11.3	(46.6)
Comprehensive income	$245.6	$130.9	$442.5	$281.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$938.3	$838.2
Settlement assets	4,011.8	4,188.9
Property and equipment, net of accumulated depreciation of $669.3 and $635.7, respectively	241.8	214.2
Goodwill	2,725.0	2,727.9
Other intangible assets, net of accumulated amortization of $1,011.8 and $1,042.7, respectively	546.5	586.3
Other assets	652.2	675.9
Total assets	$9,115.6	$9,231.4
Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable and accrued liabilities	$587.2	$718.5
Settlement obligations	4,011.8	4,188.9
Income taxes payable	1,164.4	1,252.0
Deferred tax liability, net	166.2	173.0
Borrowings	3,331.8	3,033.6
Other liabilities	305.5	356.8
Total liabilities	9,566.9	9,722.8

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 448.7 shares and 459.0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	4.5	4.6
Capital surplus	732.1	697.8
Accumulated deficit	(939.9)	(965.9)
Accumulated other comprehensive loss	(248.0)	(227.9)
Total stockholders' deficit	(451.3)	(491.4)
Total liabilities and stockholders' deficit	$9,115.6	$9,231.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$431.2	$328.2
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	38.7	37.7
Amortization	93.7	93.9
Other non-cash items, net	(0.7)	104.2
Increase/(decrease) in cash resulting from changes in:
Other assets	(42.7)	(25.8)
Accounts payable and accrued liabilities (Note 7)	(140.4)	(606.9)
Income taxes payable	(84.4)	(3.7)
Other liabilities	3.3	48.4
Net cash provided by/(used in) operating activities	298.7	(24.0)
Cash flows from investing activities
Capitalization of contract costs	(19.2)	(20.5)
Capitalization of purchased and developed software	(13.0)	(22.6)
Purchases of property and equipment	(58.3)	(32.2)
Purchases of non-settlement related investments and other	(2.5)	(25.7)
Proceeds from maturity of non-settlement related investments and other	12.9	21.2
Purchases of held-to-maturity non-settlement related investments	(1.4)	(36.8)
Proceeds from held-to-maturity non-settlement related investments	12.8	25.3
Net cash used in investing activities	(68.7)	(91.3)
Cash flows from financing activities
Cash dividends paid	(173.3)	(164.8)
Common stock repurchased (Note 10)	(252.6)	(386.6)
Net proceeds from commercial paper	—	445.0
Net proceeds from issuance of borrowings	297.8	396.2
Proceeds from exercise of options	8.9	7.2
Other financing activities	(5.2)	—
Net cash (used in)/provided by financing activities	(124.4)	297.0
Net change in cash, cash equivalents and restricted cash	105.6	181.7
Cash, cash equivalents and restricted cash at beginning of period	844.4	877.5
Cash, cash equivalents and restricted cash at end of period	$950.0	$1,059.2
Supplemental cash flow information:
Interest paid	$68.0	$58.4
Income taxes paid	$149.1	$33.4
Restricted cash at end of period	$11.7	$—
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

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily include the Company's electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. The Company's money order and other services, in addition to costs for the review and closing of acquisitions are also included in "Other." See Note 15 for further information regarding the Company's segments.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of June 30, 2018 and December 31, 2017 and for all periods presented. Beginning in the first quarter of 2018, the Company no longer presents the "Derivative gains, net" line item in its Condensed Consolidated Statements of Income for all periods presented due to the early adoption of the new accounting pronouncement to improve the financial reporting of hedging relationships, as further described below. Amounts previously reported in prior periods in "Derivative gains, net" are now reported in "Other income, net" in the Condensed Consolidated Statements of Income. Additionally, certain historical amounts reported in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 have been adjusted due to the adoption of an accounting standard related to pension costs, as further described below.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of June 30, 2018 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

On January 1, 2018, the Company retrospectively adopted an accounting pronouncement that requires the non-service cost components of defined benefit plan pension costs to be presented in the income statement separately from the service cost component, outside a subtotal of income from operations. The Company has no service costs, as the Company's defined benefit pension plan is frozen. Prior to the adoption of this standard, the Company recorded the non-service costs of the defined benefit pension plan in the "Cost of services" line item of the Condensed Consolidated Statements of Income. After the adoption of this standard, the Company records these costs in the "Other income, net" line item, including for the three and six months ended June 30, 2018 and 2017. The adoption of this standard resulted in reductions to "Cost of services" and "Other income, net" of $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively, from the amounts previously reported.

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

For the three and six months ended June 30, 2018, the Company recognized $1,361.3 million and $2,707.3 million in revenues from contracts with customers, respectively. There are no material upfront costs incurred to obtain contracts with customers. Under the Company's loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company's results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of June 30, 2018, as the Company typically receives payment of consideration from its customers prior to providing its services. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources which are not in the scope of the new accounting standard, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company's Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company's Business Solutions segment, and revenues from consumer bill payments and other services are not included in the Company's segments and are reported as "Other." See Note 15 for further information on the Company's segments.

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

Consumer Bill Payments
The Company offers several different bill payment services that vary by considerations such as: 1) who pays the fee to the Company (consumer or biller), 2) whether the service is offered to all potential consumers, or only to those for which the Company has a relationship with the biller, and 3) whether the service utilizes a physical agent network offered for consumers' convenience, among other factors. The determination of what party is the Company's customer for revenue recognition purposes is based on these considerations for each of the Company's bill payment services. For all transactions, the Company's customers agree to terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with the Company to provide services on the biller's behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage the Company to perform one integrated service — collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers' payments and simplifying the billers' collection efforts. The significant majority of the Company's revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract, as further described below. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which the Company records as a reduction to revenue.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Satisfaction of Performance Obligations — Timing of Transfer of Services
Management has determined that the significant majority of revenue, including revenue from the Company's consumer money transfer services, is recognized at a point in time. However, with respect to the Company's bill payment services in Argentina, its United States electronic bill payment services, and certain foreign exchange and payment services, customers sign contracts with the Company to process transactions at any time during the duration of the contract. The performance obligation under these contracts represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. The Company satisfies its performance obligation for these contracts over time, but the Company's right to revenue is determinable at the time of each individual transaction, as the contracts have fixed prices and the Company knows how many transactions it processes daily, allowing for revenue to be recognized as each distinct transaction occurs. Since the Company recognizes revenue for these customer contracts in essentially the same way as in services for which performance obligations are satisfied at a point in time, the Company has not separately identified revenues for services transferred to customers at a point in time and services transferred over time in the table below.

The following tables represent the disaggregation of revenue earned from contracts with customers which are in the scope of the new accounting standard, by product type and region for the three and six months ended June 30, 2018 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated. Revenues that would have been reported under previous accounting guidance would not have been materially different from the amounts shown below:

	Three months ended June 30, 2018
	Consumer money transfers	Foreign exchange and payment services	Consumer bill payments	Other services	Total
Regions:
North America	$416.5	$23.8	$115.5	$14.5	$570.3
Europe and Russia/CIS	356.2	30.6	0.8	1.0	388.6
Middle East, Africa, and South Asia	165.1	0.3	0.1	—	165.5
Latin America and the Caribbean	95.4	0.8	42.3	3.7	142.2
East Asia and Oceania	76.7	17.5	0.5	—	94.7
Revenues from contracts with customers	$1,109.9	$73.0	$159.2	$19.2	$1,361.3
Other revenues (a)	17.6	20.1	6.5	5.6	49.8
Total revenues (b)	$1,127.5	$93.1	$165.7	$24.8	$1,411.1

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six months ended June 30, 2018
	Consumer money transfers	Foreign exchange and payment services	Consumer bill payments	Other services	Total
Regions:
North America	$811.1	$48.7	$238.6	$29.1	$1,127.5
Europe and Russia/CIS	701.7	62.9	1.6	2.0	768.2
Middle East, Africa, and South Asia	331.9	0.3	0.2	—	332.4
Latin America and the Caribbean	193.1	1.0	87.3	6.9	288.3
East Asia and Oceania	155.2	34.8	0.9	—	190.9
Revenues from contracts with customers	$2,193.0	$147.7	$328.6	$38.0	$2,707.3
Other revenues (a)	25.5	42.1	14.6	11.0	93.2
Total revenues (b)	$2,218.5	$189.8	$343.2	$49.0	$2,800.5
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

For the three months ended June 30, 2018 and 2017, there were 1.9 million and 3.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the six months ended June 30, 2018 and 2017, there were 2.0 million and 2.7 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted-average shares outstanding	457.2	469.4	458.8	474.6
Common stock equivalents	2.4	2.6	2.8	3.1
Diluted weighted-average shares outstanding	459.6	472.0	461.6	477.7

4. Acquisitions

On November 6, 2017, the Company completed the purchase of Opus Software Technologies Private Limited and the assets of its affiliate for total consideration of approximately $25.3 million. The Company believes that the acquisition has assisted and will continue to assist in enhancing and centralizing the Company’s information technology expertise through a newly established information technology development and maintenance center located in India, which was an integral part of the Company’s WU Way transformation efforts. The acquisition does not and will not impact the Company's revenues.

During the first quarter of 2018, the Company finalized the valuation of the acquisition, for which it has recognized $22.0 million of goodwill. The valuation of the acquisition was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. Business Transformation Expenses

In 2016, the Company began incurring expenses related to a business transformation initiative, referred to as the WU Way. As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete. Although the expenses related to the WU Way are specific to that initiative, the types of expenses related to the WU Way initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. The following table summarizes the activity for the six months ended June 30, 2018 for the consulting service fees, severance, and other costs related to the business transformation accruals, which are included in "Accounts payable and accrued liabilities" in the Company's Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (in millions):

	Consulting Service Fees	Severance and Related Employee Benefits	Other	Total
Balance, December 31, 2017	$8.2	$23.2	$1.6	$33.0
Cash payments	(8.1)	(18.7)	(0.7)	(27.5)
Balance, June 30, 2018	$0.1	$4.5	$0.9	$5.5

The following table presents expenses related to business transformation initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Cost of services	$19.5	$23.7
Selling, general and administrative	15.5	25.6
Total expenses, pre-tax	$35.0	$49.3
Total expenses, net of tax	$22.7	$32.0

Business transformation expenses were not allocated to the Company's segments disclosed in Note 15. While certain of these items are identifiable to the Company's segments, these expenses were excluded from the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For the three months ended June 30, 2017, business transformation expenses identifiable to the Company's segments were $15.2 million and $5.7 million for the Consumer-to-Consumer and Business Solutions segments, respectively, and $7.6 million for Other. For the six months ended June 30, 2017, business transformation expenses identifiable to the Company's segments were $17.6 million and $6.7 million for the Consumer-to-Consumer and Business Solutions segments, respectively, and $7.9 million for Other.

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

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
June 30, 2018	Level 1	Level 2	Level 3
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$41.1	$—	$—	$41.1
Measured at fair value through other comprehensive income:
State and municipal debt securities	$—	$962.2	$—	$962.2
State and municipal variable rate demand notes	—	205.5	—	205.5
Corporate and other debt securities	—	78.0	—	78.0
United States Treasury securities	9.6	—	—	9.6
Other assets:
Derivatives	—	262.3	—	262.3
Total assets	$50.7	$1,508.0	$—	$1,558.7
Liabilities:
Derivatives	$—	$204.0	$—	$204.0
Total liabilities	$—	$204.0	$—	$204.0

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2017	Level 1	Level 2	Level 3
Assets:
Settlement assets:
Measured at fair value through other comprehensive income:
State and municipal debt securities	$—	$960.0	$—	$960.0
State and municipal variable rate demand notes	—	319.6	—	319.6
Corporate and other debt securities	—	60.8	—	60.8
United States Treasury securities	9.8	—	—	9.8
Other assets:
Derivatives	—	273.4	—	273.4
Total assets	$9.8	$1,613.8	$—	$1,623.6
Liabilities:
Derivatives	$—	$263.0	$—	$263.0
Total liabilities	$—	$263.0	$—	$263.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2018 and 2017.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 11. As of June 30, 2018, the carrying value and fair value of the Company's borrowings were $3,331.8 million and $3,363.3 million, respectively (see Note 12). As of December 31, 2017, the carrying value and fair value of the Company's borrowings were $3,033.6 million and $3,146.5 million, respectively.

The Company holds investments in foreign corporate debt    securities that are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2018, both the carrying value and fair value of the Company's foreign corporate debt securities were $43.5 million. As of December 31, 2017, both the carrying value and fair value of the Company's foreign corporate debt securities were $56.2 million.

7. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $245 million in outstanding letters of credit and bank guarantees as of June 30, 2018 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

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
For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $110 million as of June 30, 2018. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.
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

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys' fees, costs, and incentive award. On July 27, 2018, the Court indicated that it intends to rule on the pending matters by August 31, 2018. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five-year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 27, 2017, the Court granted Speedpay’s summary judgment motion, entered judgment in favor of Speedpay and ordered the Court clerk to close the case. On October 19, 2017, Pincus filed an appeal brief in the United States Court of Appeals for the Eleventh Circuit ("Eleventh Circuit Appeals Court"), seeking reversal of the summary judgment, to which the Company filed an opposition on December 4, 2017. On July 11, 2018, the Eleventh Circuit Appeals Court affirmed the grant of the summary judgment in the matter.

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The Court finalized a notification process for potential class members. After the notification process is completed, the case will move to the evidentiary stage. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018. The plaintiffs filed an opposition on April 5, 2018. The defendants filed a reply on June 5, 2018. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. In accordance with Spanish law, on January 4, 2018, the Company, through its subsidiary Western Union International Limited, provided a corporate guaranty in an amount of approximately €23 million to cover any liability that could theoretically attach to WUPSIL. WUPSIL submitted its writ of defense on May 9, 2018. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On April 26, 2018, the Company, its WUFSI subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil RICO and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18-cv-00998-KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The plaintiffs filed an amended complaint on July 17, 2018. The amended complaint is similar to the original complaint, although it adds additional named plaintiffs and additional counts, including claims on behalf of putative California, Florida, Georgia, Illinois, and New Jersey subclasses for alleged violations of the California Unfair Competition Law, the Florida Deceptive and Unfair Trade Practices Act, the Georgia Fair Business Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the New Jersey Consumer Fraud Act. The action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended June 30, 2018 and 2017 totaled $14.6 million and $17.0 million, respectively, and $28.4 million and $33.0 million for the six months ended June 30, 2018 and 2017, respectively.

9. Settlement Assets and Obligations and Non-Settlement Related Investments

Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from, and payable to, customers for the value of their cross-currency payment transactions related to the Business Solutions segment.

Settlement assets and obligations consisted of the following (in millions):

	2018	2017
Settlement assets:
Cash and cash equivalents	$1,265.4	$1,264.8
Receivables from selling agents and Business Solutions customers	1,491.1	1,573.9
Investment securities	1,255.3	1,350.2
	$4,011.8	$4,188.9
Settlement obligations:
Money transfer, money order, and payment service payables	$2,824.0	$2,789.2
Payables to agents	1,187.8	1,399.7
	$4,011.8	$4,188.9

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2018 and 2017 were $4.9 billion and $3.0 billion, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

June 30, 2018	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Settlement assets:
Cash and cash equivalents:
Money market funds	$41.1	$41.1	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	967.4	962.2	3.9	(9.1)	(5.2)
State and municipal variable rate demand notes	205.5	205.5	—	—	—
Corporate and other debt securities	78.6	78.0	0.1	(0.7)	(0.6)
United States Treasury securities	9.9	9.6	—	(0.3)	(0.3)
	1,261.4	1,255.3	4.0	(10.1)	(6.1)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	43.5	43.5	—	—	—
	$1,346.0	$1,339.9	$4.0	$(10.1)	$(6.1)

December 31, 2017	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$955.7	$960.0	$7.9	$(3.6)	$4.3
State and municipal variable rate demand notes	319.6	319.6	—	—	—
Corporate and other debt securities	60.9	60.8	0.2	(0.3)	(0.1)
United States Treasury securities	9.9	9.8	—	(0.1)	(0.1)
	1,346.1	1,350.2	8.1	(4.0)	4.1
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	56.2	56.2	—	—	—
	$1,402.3	$1,406.4	$8.1	$(4.0)	$4.1
____________

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of June 30, 2018 (in millions):

Fair Value
Due within 1 year	$104.5
Due after 1 year through 5 years	542.0
Due after 5 years through 10 years	250.4
Due after 10 years	358.4
$1,255.3

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $3.4 million and $202.1 million were included in the "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above. The held-to-maturity foreign corporate debt securities are due within 2 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized gains/(losses) on investment securities, beginning of period	$(5.5)	$0.6	$2.7	$(3.8)
Unrealized gains/(losses)	1.1	8.6	(10.6)	15.4
Tax (expense)/benefit	(0.2)	(3.1)	2.4	(5.5)
Reclassification of (gains)/losses into "Revenues"	(0.1)	(0.4)	0.4	(0.4)
Tax expense/(benefit) related to reclassifications	—	0.1	(0.1)	0.1
Net unrealized gains/(losses) on investment securities	0.8	5.2	(7.9)	9.6
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	—	—	0.5	—
Unrealized gains/(losses) on investment securities, end of period	$(4.7)	$5.8	$(4.7)	$5.8

Unrealized gains/(losses) on hedging activities, beginning of period	$(46.0)	$16.8	$(40.6)	$33.8
Unrealized gains/(losses)	31.8	(36.0)	19.5	(47.2)
Tax (expense)/benefit	(0.5)	0.8	(1.0)	1.0
Reclassification of (gains)/losses into "Revenues"	5.4	(6.9)	14.8	(13.5)
Reclassification of losses into "Interest expense"	0.9	0.9	1.7	1.7
Tax benefit related to reclassifications	(0.2)	—	(0.7)	(0.2)
Net unrealized gains/(losses) on hedging activities	37.4	(41.2)	34.3	(58.2)
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	—	—	(2.3)	—
Unrealized losses on hedging activities, end of period	$(8.6)	$(24.4)	$(8.6)	$(24.4)

Foreign currency translation adjustments, beginning of period	$(88.7)	$(70.9)	$(76.9)	$(70.7)
Foreign currency translation adjustments	(12.5)	(2.4)	(19.5)	(2.0)
Tax expense	—	1.0	—	0.4
Net foreign currency translation adjustments	(12.5)	(1.4)	(19.5)	(1.6)
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	—	—	(4.8)	—
Foreign currency translation adjustments, end of period	$(101.2)	$(72.3)	$(101.2)	$(72.3)

Defined benefit pension plan adjustments, beginning of period	$(135.8)	$(120.3)	$(113.1)	$(122.1)
Reclassification of losses into "Cost of services"	2.9	2.9	5.8	5.7
Tax benefit related to reclassifications	(0.6)	(1.1)	(1.4)	(2.1)
Net defined benefit pension plan adjustments	2.3	1.8	4.4	3.6
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	—	—	(24.8)	—
Defined benefit pension plan adjustments, end of period	$(133.5)	$(118.5)	$(133.5)	$(118.5)
Accumulated other comprehensive loss, end of period	$(248.0)	$(209.4)	$(248.0)	$(209.4)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid

The Company's Board of Directors declared quarterly cash dividends of $0.19 per common share in both the first and second quarters of 2018, representing $173.3 million in total dividends. Of this amount, $85.8 million was paid on June 29, 2018 and $87.5 million was paid on March 30, 2018. The Company's Board of Directors declared quarterly cash dividends of $0.175 per common share in both the first and second quarters of 2017, representing $164.8 million in total dividends. Of this amount, $81.5 million was paid on June 30, 2017 and $83.3 million was paid on March 31, 2017.

On July 19, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.19 per common share payable on September 28, 2018.

Share Repurchases

During the six months ended June 30, 2018 and 2017, 12.3 million and 19.0 million shares were repurchased for $250.0 million and $375.0 million, respectively, excluding commissions, at an average cost of $20.34 and $19.69, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of June 30, 2018, $693.5 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2019. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

11. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the British pound, Canadian dollar, Australian dollar, Japanese yen, and other currencies, related to forecasted revenues and on settlement assets and obligations as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Derivatives
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2018, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness.
As discussed in Note 1, the Company early adopted an accounting pronouncement related to hedging activities as of January 1, 2018. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, the Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into "Revenues" within the Company's Condensed Consolidated Statements of Income. For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in "Revenues" for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, the changes in fair value of the excluded components were recognized immediately within the Company's Condensed Consolidated Statements of Income and are included in "Other income, net."
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2018 were as follows (in millions):

Contracts designated as hedges:
Euro	$383.7
Canadian dollar	96.0
British pound	93.2
Australian dollar	52.3
Swiss franc	27.5
Other	58.0
Contracts not designated as hedges:
Euro	$281.2
British pound	75.0
Canadian dollar	47.9
Australian dollar	43.4
Indian rupee	35.8
Mexican peso	31.4
Japanese yen	28.7
Brazilian real	27.2
Other (a)	143.8
____________________

(a)	Comprised of exposures to 22 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company's cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $82.8 million and $85.9 million for the three months ended June 30, 2018 and 2017, respectively, and $168.6 million and $169.1 million for the six months ended June 30, 2018 and 2017, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of foreign currency derivative customer contracts held by the Company in its Business Solutions operations as of June 30, 2018 was approximately $6.0 billion. The significant majority of customer contracts are written in currencies such as the United States dollar, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $475.0 million as of both June 30, 2018 and December 31, 2017. Of this aggregate notional amount held at June 30, 2018, $300.0 million related to notes due in 2018, and $175.0 million related to notes due in 2020.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$3.0	$3.3	Other liabilities	$0.6	$—
Foreign currency cash flow hedges	Other assets	18.0	8.0	Other liabilities	10.8	36.1
Total		$21.0	$11.3		$11.4	$36.1
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$238.5	$260.2	Other liabilities	$187.2	$221.6
Foreign currency	Other assets	2.8	1.9	Other liabilities	5.4	5.3
Total		$241.3	$262.1		$192.6	$226.9
Total derivatives		$262.3	$273.4		$204.0	$263.0
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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2018 and December 31, 2017 (in millions):

Offsetting of Derivative Assets

June 30, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$171.5	$—	$171.5	$(113.8)	$57.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	90.8
Total	$262.3

December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$115.4	$—	$115.4	$(98.7)	$16.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	158.0
Total	$273.4
Offsetting of Derivative Liabilities

June 30, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$129.9	$—	$129.9	$(113.8)	$16.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.1
Total	$204.0

December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$214.9	$—	$214.9	$(98.7)	$116.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	48.1
Total	$263.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and six months ended June 30, 2018 and 2017 (in millions):
Cash Flow and Fair Value Hedges
The following table presents the amount of gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and six months ended June 30, 2018 and 2017 (in millions):

	Amount of Gain/(Loss) Recognized in Other
	Comprehensive Income on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	2018	2017	2018	2017
Cash Flow Hedges:
Foreign currency contracts (a)	$31.8	$(36.0)	$19.5	$(47.2)
Interest rate contracts (b)	—	—	—	—
Total gain/(loss)	$31.8	$(36.0)	$19.5	$(47.2)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from fair value and cash flow hedges for the three months ended June 30, 2018 and 2017 (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	June 30, 2018			June 30, 2017
	Revenues	Interest Expense	Other income, net	Revenues	Interest Expense	Other income, net
Total amounts presented in the condensed consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$1,411.1	$(37.5)	$8.1	$1,378.9	$(35.7)	$3.3
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	—	(0.1)	—
Derivatives designated as hedging instruments	—	(0.5)	—	—	0.7	—
Gain/(loss) on cash flow hedges:
Interest rate contracts (b):
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	—	(0.9)	—	—	(0.9)	—
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	(5.4)	—	—	6.9	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	0.8	—	—	—	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	2.4	—	—	—	—	2.6
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from fair value and cash flow hedges for the six months ended June 30, 2018 and 2017 (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	June 30, 2018			June 30, 2017
	Revenues	Interest Expense	Other income, net	Revenues	Interest Expense	Other income, net
Total amounts presented in the condensed consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$2,800.5	$(73.0)	$12.5	$2,681.3	$(67.0)	$6.5
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate contracts:
Hedged items	—	1.4	—	—	2.4	—
Derivatives designated as hedging instruments	—	(2.0)	—	—	(0.5)	—
Gain/(loss) on cash flow hedges:
Interest rate contracts (b):
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	—	(1.7)	—	—	(1.7)	—
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	(14.8)	—	—	13.5	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.0	—	—	—	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	3.8	—	—	—	—	5.3
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and six months ended June 30, 2018 and 2017 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (c)
	Income Statement Location	Amount
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives		2018	2017	2018	2017
Foreign currency contracts (d)	Selling, general and administrative	$35.3	$(12.1)	$35.2	$(22.3)
Foreign currency contracts (e)	Revenues	2.1	—	1.6	—
Foreign currency contracts (e)	Other income, net	0.1	(0.4)	(1.9)	(0.5)
Total gain/(loss)		$37.5	$(12.5)	$34.9	$(22.8)

____________________

(a)
For the three months ended June 30, 2018, there were no amounts recorded in other comprehensive income for amounts excluded from the measurement of effectiveness. For the six months ended June 30, 2018, a loss of $0.2 million represents the amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied. For the three and six months ended June 30, 2017, there were no amounts recorded in other comprehensive income for amounts excluded from the measurement of effectiveness.

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

(d)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income, were $(33.6) million and $10.4 million for the three months ended June 30, 2018 and 2017, respectively, and $(31.3) million and $20.8 million for the six months ended June 30, 2018 and 2017, respectively.

(e)
All derivative contracts executed in the Company's revenue hedging program prior to January 1, 2018 are not designated as hedges in the final month of the contract. The change in fair value in this final month was recorded to "Revenues" for the three and six months ended June 30, 2018 and "Other income, net" for the three and six months ended June 30, 2017. The amount recorded to "Other income, net" for the three and six months ended June 30, 2018 relates to losses on certain undesignated foreign currency derivative contracts that were recognized after the Company determined that certain forecasted transactions were no longer probable of occurring.

All cash flows associated with derivatives are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

An accumulated other comprehensive pre-tax loss of $4.9 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2018. Approximately $0.5 million of net losses on the forecasted debt issuance hedges are expected to be recognized in "Interest expense" in the Condensed Consolidated Statements of Income within the next 12 months as of June 30, 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12. Borrowings

The Company's outstanding borrowings consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Notes:
3.650% notes (effective rate of 5.4%) due 2018	$400.0	$400.0
3.350% notes due 2019 (a)	250.0	250.0
Floating rate notes (effective rate of 3.4%) due 2019	250.0	250.0
5.253% notes due 2020 (a)	324.9	324.9
3.600% notes due 2022 (a)	500.0	500.0
4.250% notes (effective rate of 4.5%) due 2023 (b)	300.0	—
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Term loan facility borrowings (effective rate of 3.6%)	575.0	575.0
Total borrowings at par value	3,349.9	3,049.9
Fair value hedge accounting adjustments, net (c)	(0.9)	0.5
Debt issuance costs and unamortized discount, net	(17.2)	(16.8)
Total borrowings at carrying value (d)	$3,331.8	$3,033.6
____________________

(a)	The difference between the stated interest rate and the effective interest rate is not significant.

(b)	On June 11, 2018, the Company issued $300.0 million of aggregate principal amount of 4.250% unsecured notes due in 2023 ("2023 Notes").

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

(d)	As of June 30, 2018, the Company's weighted-average effective rate on total borrowings was approximately 4.7%.

The following summarizes the Company's maturities of notes at par value as of June 30, 2018 (in millions):

Due within 1 year	$928.7
Due after 1 year through 2 years	353.7
Due after 2 years through 3 years	517.5
Due after 3 years through 4 years	500.0
Due after 4 years through 5 years	300.0
Due after 5 years	750.0

The Company's obligations with respect to its outstanding notes, as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Notes

On June 11, 2018, the Company issued $300.0 million of aggregate principal amount of unsecured notes due June 9, 2023. Interest with respect to the 2023 Notes is payable semi-annually in arrears on June 9 and December 9 of each year, beginning on December 9, 2018, based on the per annum rate of 4.250%. The interest rate payable on the 2023 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2023 Notes exceed 6.250% per annum. The interest rate payable on the 2023 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 4.250% per annum. The 2023 Notes are subject to covenants that, among other things, limit or restrict the ability of the Company to sell or transfer assets or merge or consolidate with another company, and limit or restrict the Company's and certain of its subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2023 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company may redeem the 2023 Notes, in whole or in part, at any time prior to May 9, 2023 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. The Company may redeem the 2023 Notes at any time after May 9, 2023 at a price equal to par, plus accrued interest.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13. Income Taxes

The Company's provision for income taxes for the three and six months ended June 30, 2018 and 2017 is based on the estimated annual effective tax rate, in addition to discrete items. The Company's effective tax rates on pre-tax income were 14.8% and 9.7% for the three months ended June 30, 2018 and 2017, respectively, and 12.0% and 17.4% for the six months ended June 30, 2018 and 2017, respectively. The increase in the Company’s effective tax rate for the three months ended June 30, 2018 compared to the prior period was primarily due to the impacts from changes in the internal ownership of certain of the Company’s international subsidiaries within the consolidated group during 2017 and one-time tax planning benefits recorded in the prior year, both of which resulted in lower taxes for the three months ended June 30, 2017. The decrease in the Company’s effective tax rate for the six months ended June 30, 2018 compared to the prior period was primarily due to various discrete tax effects, including impacts from changes in the internal ownership of certain of the Company’s international subsidiaries within the consolidated group, which resulted in higher taxes for the six months ended June 30, 2017, partially offset by one-time tax planning benefits recorded in the prior year. Additionally, the Company's effective tax rates for both the three and six months ended June 30, 2018, as shown above, were reduced by 2.5% due to adjustments to the Company's provisional accounting for the Tax Act, as further described below. The Company currently expects that approximately 91% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2018. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

In December 2017, the Tax Act was enacted into United States law. Certain of the Tax Act's impacts continue to be provisionally estimated through June 30, 2018 and will likely be adjusted throughout 2018 as the Company completes its accounting for these matters in accordance with a recent staff accounting bulletin issued by the SEC. For those areas of the Tax Act where the Company did not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting through June 30, 2018, the Company recorded provisional estimates which may need to be adjusted during 2018, and those subsequent adjustments will be recorded in the Company's 2018 provision for income taxes if the estimates change as the Company completes the accounting for these matters during 2018, as described below. While management believes it made reasonable estimates for the numerous complex provisions in the law, tax expense continues to be provisional for the following items:

•
With respect to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, the determination of the amount of earnings, the amount of assets which are to be included as cash and other specified assets, and which are therefore subject to the higher effective tax rate specified in the Tax Act, and the related potential foreign tax implications continue to be provisional and subject to further analysis, including the Company's completion of the calculation for the 2017 federal, state, and foreign income tax returns. In addition, the Company continues to complete this analysis for a significant number of its controlled foreign corporations, as the analysis must be performed for each of the subsidiaries and not consolidated at a higher level. Therefore, the amount of this tax may change until the Company finalizes the calculation. The estimated tax provision amount related to this matter was $916 million for the year ended December 31, 2017. During the six months ended June 30, 2018, the Company reduced its estimate of this expense by approximately $7 million because of revised estimates for the effects of tax liabilities and tax contingency reserves on the Company's previously undistributed earnings of foreign subsidiaries, so that the estimated tax provision amount related to this matter is currently $909 million. These adjustments reduced the Company's effective tax rate by 1.5% for the six months ended June 30, 2018.

•
The Company recorded a provisional $87 million benefit for the year ended December 31, 2017 for the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. The Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances, and the amount is also subject to the Company's completion of the calculation for the 2017 federal, state, and foreign income tax returns. During the three and six months ended June 30, 2018, the Company increased this provisional benefit by approximately $6 million and $5 million, respectively, after further analysis of its tax liabilities. The provisional benefit related to this matter is currently $92 million. These adjustments reduced the Company's effective tax rate by 2.5% and 1.0% for the three and six months ended June 30, 2018.

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

•
Subsequent to the enactment of the Tax Act, the Company must make an accounting policy election to account for the tax effects of global intangible low-taxed income either as a component of income tax expense in the period the tax arises, or as a component of deferred taxes for temporary basis differences expected to reverse in future years. Given the complexity of the provisions, the Company is currently evaluating these provisions of the Tax Act and the related implications and has not finalized its accounting policy election. As the Company is still evaluating these provisions and its analysis of future taxable income subject to these provisions, the Company has included global intangible low-taxed income related to the three and six months ended June 30, 2018 in its estimated annual effective tax rate and has not recorded additional income tax expense related to temporary differences that could arise from global intangible low-taxed income. The Company will finalize its accounting policy election in 2018.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2018 and December 31, 2017 was $323.3 million and $329.0 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $309.4 million and $319.6 million as of June 30, 2018 and December 31, 2017, respectively, excluding interest and penalties.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $1.6 million and $0.5 million of interest and penalties during the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $1.4 million during the six months ended June 30, 2018 and 2017, respectively. The Company has accrued $25.7 million and $25.4 million for the payment of interest and penalties as of June 30, 2018 and December 31, 2017, respectively.

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

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). The Company has made payments related to the IRS Agreement in prior years, with a substantial majority of these payments in the year ended December 31, 2012. The Company expects to make the remaining cash payments owed as of June 30, 2018 under the IRS Agreement of approximately $120 million, including accrued interest and net of related tax benefits, in 2018, and in July 2018, the Company paid a significant majority of this remaining amount. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments and adjusted its reserves accordingly. The Company anticipates concluding the matters related to these years in 2018.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14. Stock Compensation Plans
For the three and six months ended June 30, 2018, the Company recognized stock-based compensation expense of $11.6 million and $25.4 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2017, the Company recognized stock-based compensation expense of $10.9 million and $24.0 million, respectively.
During the six months ended June 30, 2018, the Company granted 0.4 million options at a weighted-average exercise price of $20.09 and 2.8 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $18.43. As of June 30, 2018, the Company had 6.3 million outstanding options at a weighted-average exercise price of $17.59, of which 5.3 million options were exercisable at a weighted-average exercise price of $17.19. The Company had 7.4 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $17.75 as of June 30, 2018. The majority of stock units do not provide for the payment of dividend equivalents. For those units, their value is reduced by the net present value of the foregone dividend equivalent payments.

15. Segments

As further described in Note 1, the Company classifies its business into two segments: Consumer-to-Consumer and Business Solutions. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company's CODM in deciding where to allocate resources and in assessing performance.

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company's money transfer service is viewed by the Company as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. The Company includes its online money transfer transactions conducted and funded through Western Union branded websites and mobile apps ("westernunion.com") in its regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.
All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily include the Company's electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. The Company's money order and other services are also included in "Other." The majority of the Company's cash-based bill payments services are led by one executive, and the majority of the Company's electronic-based bill payments services are led by another executive. The CODM allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective.

Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments' revenue compared to total revenue.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three and six months ended June 30, 2018 and 2017 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Consumer-to-Consumer	$1,127.5	$1,087.3	$2,218.5	$2,102.3
Business Solutions	93.1	96.6	189.8	190.2
Other (a)	190.5	195.0	392.2	388.8
Total consolidated revenues	$1,411.1	$1,378.9	$2,800.5	$2,681.3
Operating income (b):
Consumer-to-Consumer	$266.2	$270.4	$507.9	$498.4
Business Solutions	1.1	5.3	3.9	7.7
Other (a)	16.3	23.7	36.7	47.7
Total segment operating income (b)	283.6	299.4	548.5	553.8
NYDFS Consent Order (c)	—	(49.0)	—	(49.0)
Business transformation expenses (d)	—	(35.0)	—	(49.3)
Total consolidated operating income (b)	$283.6	$215.4	$548.5	$455.5
____________

(a)	Other consists primarily of the Company's bill payments businesses in the United States and Argentina.

(b)
On January 1, 2018, the Company adopted an accounting pronouncement that requires the non-service costs of a defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in an increase of $0.6 million and $1.2 million to operating income for the three and six months ended June 30, 2017, respectively, from the amounts previously reported, and this increase was allocated among the segments in a method consistent with the original allocation of this expense. Refer to Note 1 for further information.

(c)
During the second quarter of 2017, the Company accrued $49 million toward a resolution of a matter with the NYDFS, and on January 4, 2018, the Company agreed to the NYDFS Consent Order, as further described in Note 7. While this expense was identifiable to the Company's Consumer-to-Consumer segment, it was not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

(d)
Business transformation expenses for the three and six months ended June 30, 2017 were not allocated to the segments. While certain of these items were identifiable to the Company's segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on business transformation related activities, see Note 5.

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

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily include our electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. Our money order and other services, in addition to costs for the review and closing of acquisitions are also included in "Other." The majority of our cash-based bill payments services are led by one executive, and the majority of our electronic-based bill payments services are led by another executive. The Chief Operating Decision Maker ("CODM") allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. Additional information on our reportable segments is further described in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2018 compared to the same periods in 2017. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided. Beginning in the first quarter of 2018, we no longer present the "Derivative gains, net" line item in our Condensed Consolidated Statements of Income for all periods presented due to the early adoption of the new accounting pronouncement to improve the financial reporting of hedging relationships, as further described in Part I, Item 1, Financial Statements, Note 1, "Business and Basis of Presentation." Amounts previously reported in prior periods in "Derivative gains, net" are now reported in "Other income, net" in the Condensed Consolidated Statements of Income. Additionally, certain historical amounts reported in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 have been adjusted due to the adoption of an accounting standard related to pension costs, as further described in the Segment Discussion below.

Fluctuations in the exchange rate between the United States dollar and foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $9.1 million for the three months ended June 30, 2018, and an increase to revenues of $9.8 million for the six months ended June 30, 2018. For the three months ended June 30, 2018 relative to the corresponding period in the prior year, this reduction to revenues was primarily the result of the strengthening of the United States dollar against the Argentine peso, partially offset by weakening of the dollar against the euro and British pound. For the six months ended June 30, 2018 relative to the corresponding period in the prior year, the increase to revenues was primarily the result of the weakening of the United States dollar against various European currencies, primarily the euro and British pound, partially offset by the strengthening of the dollar against the Argentine peso. Fluctuations in foreign currencies negatively impacted operating income by $2.9 million and $6.3 million for the three and six months ended June 30, 2018, respectively, relative to the corresponding periods in the prior year.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	% Change	2018	2017	% Change
Revenues	$1,411.1	$1,378.9	2%	$2,800.5	$2,681.3	4%
Expenses:
Cost of services (a)	829.2	842.3	(2)%	1,654.6	1,642.2	1%
Selling, general and administrative	298.3	321.2	(7)%	597.4	583.6	2%
Total expenses	1,127.5	1,163.5	(3)%	2,252.0	2,225.8	1%
Operating income	283.6	215.4	32%	548.5	455.5	20%
Other income/(expense):
Interest income	1.3	1.4	0%	2.0	2.5	(19)%
Interest expense	(37.5)	(35.7)	5%	(73.0)	(67.0)	9%
Other income, net (a)	8.1	3.3	(b)	12.5	6.5	91%
Total other expense, net	(28.1)	(31.0)	(9)%	(58.5)	(58.0)	1%
Income before income taxes	255.5	184.4	39%	490.0	397.5	23%
Provision for income taxes	37.9	17.9	(b)	58.8	69.3	(15)%
Net income	$217.6	$166.5	31%	$431.2	$328.2	31%
Earnings per share:
Basic	$0.48	$0.35	37%	$0.94	$0.69	36%
Diluted	$0.47	$0.35	34%	$0.93	$0.69	35%
Weighted-average shares outstanding:
Basic	457.2	469.4		458.8	474.6
Diluted	459.6	472.0		461.6	477.7
____________

(a)
On January 1, 2018, the Company adopted an accounting pronouncement that requires the non-service costs of a defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in reductions to "Cost of services" and "Other income, net" of $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively, from the amounts previously reported. Refer to Part I, Item 1, Financial Statements, Note 1, "Business and Basis of Presentation," for further information.

(b)	Calculation not meaningful.

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2018 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues, as reported - (GAAP)	$1,411.1	$1,378.9	2%	$2,800.5	$2,681.3	4%
Foreign currency impact (a)			1%			0%
Revenue change, constant currency adjusted - (Non-GAAP)			3%			4%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $9.1 million for the three months ended June 30, 2018 and an increase to revenues of $9.8 million for the six months ended June 30, 2018, when compared to foreign currency rates in the corresponding periods of the prior year. For the three months ended June 30, 2018 relative to the corresponding period in the prior year, this reduction to revenues was primarily the result of the strengthening of the United States dollar against the Argentine peso, partially offset by weakening of the dollar against the euro and British pound. For the six months ended June 30, 2018 relative to the corresponding period in the prior year, the increase to revenues was primarily the result of the weakening of the United States dollar against various European currencies, primarily the euro and British pound, partially offset by the strengthening of the dollar against the Argentine peso.

For the three and six months ended June 30, 2018, GAAP revenues increased when compared to the corresponding periods in the prior year. The increase in revenue was the result of transaction growth in our Consumer-to-Consumer segment of 5% and 4% for the three and six months ended June 30, 2018, respectively. The increase in revenues constant currency adjusted (Non-GAAP) was also the result of transaction growth in our Consumer-to-Consumer segment.

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

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and six months ended June 30, 2018. Cost of services decreased for the three months ended June 30, 2018, compared to the corresponding period in the prior year, due to decreased severance and related employee benefits and other expenses, related to a business transformation initiative referred to as the WU Way, as further discussed below, and the timing of expenses, including information technology costs. The decrease for the period was partially offset by increased variable costs, including agent commissions in our Consumer-to-Consumer money transfer business, which vary with revenues, including due to fluctuations in the exchange rate between the United States dollar and foreign currencies, and increased bank fees, primarily in our United States electronic bill payments services. Cost of services increased for the six months ended June 30, 2018, compared to the corresponding period in the prior year, due to increased variable costs and increased bank fees, as further described above. The increase for the six months ended June 30, 2018 was partially offset by a decrease in expenses related to the WU Way, as described above, and the timing of expenses, including information technology costs.

Selling, general and administrative

Selling, general and administrative decreased for the three months ended June 30, 2018, compared to the corresponding period in the prior year, due to a decrease in consulting service fees, severance and related employee benefits, and other expenses related to the WU Way, partially offset by increased marketing expenses and increased compliance expenses. Selling, general and administrative increased for the six months ended June 30, 2018, compared to the corresponding period in the prior year, due to increased marketing expenses, employee-related costs, and compliance expenses, partially offset by decreased expenses related to the WU Way, as described above. Additionally, prior period selling, general and administrative expenses were impacted by a $49 million accrual related to the NYDFS Consent Order recorded during the second quarter of 2017.

Total other expense, net
Total other expense, net decreased for the three months ended June 30, 2018 compared to the corresponding period in the prior year primarily due to foreign exchange gains on certain U.S. dollar-denominated assets in our Argentina cash-based bill payments business, which are not expected to recur in future periods, partially offset by higher interest expense related to an increase in the weighted-average effective interest rate on our debt. Total other expense, net for the six months ended June 30, 2018 was materially consistent with the corresponding period in the prior year.

Income taxes

Our effective tax rates on pre-tax income were 14.8% and 9.7% for the three months ended June 30, 2018 and 2017, respectively, and 12.0% and 17.4% for the six months ended June 30, 2018 and 2017, respectively. The increase in our effective tax rate for the three months ended June 30, 2018 compared to the prior period was primarily due to the impacts from changes in the internal ownership of certain of our international subsidiaries within the consolidated group during 2017 and one-time tax planning benefits recorded in the prior year, both of which resulted in lower taxes for the three months ended June 30, 2017. The decrease in our effective tax rate for the six months ended June 30, 2018 compared to the prior period was due to various discrete tax effects, including impacts from changes in the internal ownership of certain of our international subsidiaries within the consolidated group, which resulted in higher taxes for the six months ended June 30, 2017, partially offset by one-time tax planning benefits recorded in the prior year. Additionally, our effective tax rates for both the three and six months ended June 30, 2018, as shown above, were reduced by 2.5% due to adjustments to our provisional accounting for the Tax Act, as further described below.

Provisional Tax Act amounts

In December 2017, the Tax Act was enacted into United States law. Certain of the Tax Act's impacts continue to be provisionally estimated through June 30, 2018 and will likely be adjusted throughout 2018 as we complete our accounting for these matters in accordance with a recent staff accounting bulletin issued by the SEC. For those areas of the Tax Act where we did not have the necessary information available, prepared, or analyzed in reasonable detail to complete our accounting through June 30, 2018, we recorded provisional estimates which we may need to adjust in subsequent periods, and those subsequent adjustments will be recorded in our 2018 provision for income taxes if our estimates change as we complete the accounting for these matters during 2018, as described below. While we believe we have made reasonable estimates for the numerous complex provisions in the law, tax expense continues to be provisional for the following items:

•
With respect to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, the determination of the amount of earnings, the amount of assets which are to be included as cash and other specified assets, and which are therefore subject to the higher effective tax rate specified in the Tax Act, and the related potential foreign tax implications continue to be provisional and subject to further analysis, including our completion of the calculation for our 2017 federal, state, and foreign income tax returns. In addition, we continue to complete this analysis for a significant number of our controlled foreign corporations, as the analysis must be performed for each of the subsidiaries and not consolidated at a higher level. Therefore, the amount of this tax may change until we finalize the calculation. The estimated tax provision amount related to this matter was $916 million for the year ended December 31, 2017. During the six months ended June 30, 2018, we reduced our estimate of this expense by approximately $7 million because of revised estimates for the effects of tax liabilities and tax contingency reserves on our previously undistributed earnings of foreign subsidiaries, so that the estimated tax provision amount related to this matter is currently $909 million. These adjustments reduced our effective tax rate by 1.5% for the six months ended June 30, 2018.

•
We recorded a provisional $87 million benefit for the year ended December 31, 2017 for the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. We are still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances, and the amount is also subject to our completion of the calculation for the 2017 federal, state, and foreign income tax returns. During the three and six months ended June 30, 2018, we increased this provisional benefit by approximately $6 million and $5 million, respectively, after further analysis of our tax liabilities. The provisional benefit related to this matter is currently $92 million. These adjustments reduced our effective tax rate by 2.5% and 1.0% for the three and six months ended June 30, 2018.

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

•
Subsequent to the enactment of the Tax Act, we must make an accounting policy election to account for the tax effects of global intangible low-taxed income either as a component of income tax expense in the period the tax arises, or as a component of deferred taxes for temporary basis differences expected to reverse in future years. Given the complexity of the provisions, we are currently evaluating these provisions of the Tax Act and the related implications and have not finalized our accounting policy election. As we are still evaluating these provisions and our analysis of future taxable income subject to these provisions, we have included global intangible low-taxed income related to the three and six months ended June 30, 2018 in our estimated annual effective tax rate and have not recorded additional income tax expense related to temporary differences that could arise from global intangible low-taxed income. We will finalize this accounting policy election in 2018.

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

We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2018, the total amount of tax contingency reserves was $333.9 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended June 30, 2018 and 2017, basic earnings per share were $0.48 and $0.35, respectively, and diluted earnings per share were $0.47 and $0.35, respectively. During the six months ended June 30, 2018 and 2017, basic earnings per share were $0.94 and $0.69, respectively, and diluted earnings per share were $0.93 and $0.69, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2018 and 2017, there were 1.9 million and 3.0 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the six months ended June 30, 2018 and 2017, there were 2.0 million and 2.7 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share for both the three and six months ended June 30, 2018 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions.

On January 1, 2018, we adopted an accounting pronouncement that requires the non-service costs of the defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in an increase of $0.6 million and $1.2 million to operating income, respectively, for the three and six months ended June 30, 2017 from the amounts previously reported, and this increase was allocated among the segments in a method consistent with the original allocation of this expense. Segment results for the three and six months ended June 30, 2017 in the discussion and tables below have been adjusted to conform with the new presentation.

As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete.We incurred expenses related to the WU Way of $35.0 million and $49.3 million, respectively, during the three and six months ended June 30, 2017. While certain items related to the initiative were identifiable to our segments, they were not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on this business transformation initiative, see Note 5 in Part I, Item 1, Financial Statements.

We accrued $49 million related to the NYDFS Consent Order during the second quarter of 2017. While this expense was identifiable to our Consumer-to-Consumer segment, it was not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the NYDFS Consent Order, see Note 7 in Part I, Item 1, Financial Statements.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consumer-to-Consumer	80%	79%	79%	78%
Business Solutions	7%	7%	7%	7%
Other	13%	14%	14%	15%
	100%	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$1,127.5	$1,087.3	4%	$2,218.5	$2,102.3	6%
Operating income	$266.2	$270.4	(2)%	$507.9	$498.4	2%
Operating income margin	24%	25%		23%	24%
Key indicator:
Consumer-to-Consumer transactions	73.1	69.9	5%	140.9	135.2	4%

We view our Consumer-to-Consumer money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include our online money transfer transactions conducted and funded through Western Union branded websites and mobile apps ("westernunion.com") in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The geographic split for transactions and revenue in the table that follows, including transactions conducted through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Included in each region's transaction and revenue percentages in the tables below are transactions conducted through westernunion.com for the three and six months ended June 30, 2018 and 2017. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are conducted through westernunion.com.

The table below sets forth revenue and transaction changes by geographic region compared to the same periods in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	3%	0%	3%	2%	4%	1%	3%	2%
Europe and Russia/CIS ("EU & CIS")	9%	5%	4%	9%	11%	7%	4%	9%
Middle East, Africa, and South Asia ("MEASA")	(4)%	1%	(5)%	(1)%	(2)%	1%	(3)%	(1)%
Latin America and the Caribbean ("LACA")	11%	(9)%	20%	16%	15%	(8)%	23%	17%
East Asia and Oceania ("APAC")	(5)%	0%	(5)%	0%	(1)%	2%	(3)%	1%
Total Consumer-to-Consumer growth:	4%	1%	3%	5%	6%	2%	4%	4%

westernunion.com (b)	22%	1%	21%	26%	23%	2%	21%	25%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior periods.

(b)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	37%	37%	37%	37%
EU & CIS	32%	31%	32%	30%
MEASA	15%	16%	15%	17%
LACA	9%	8%	9%	8%
APAC	7%	8%	7%	8%

Westernunion.com, which is included in the regional percentages above, represented approximately 11% of our Consumer-to-Consumer revenues for the three and six months ended June 30, 2018. Westernunion.com represented approximately 9% of our Consumer-to-Consumer revenues for the three and six months ended June 30, 2017.

Our consumers transferred $22.4 billion and $20.4 billion in Consumer-to-Consumer principal for the three months ended June 30, 2018 and 2017, of which $20.4 billion and $18.7 billion related to cross-border principal for the same corresponding periods described above, respectively. Our consumers transferred $43.2 billion and $39.5 billion in Consumer-to-Consumer principal for the six months ended June 30, 2018 and 2017, of which $39.3 billion and $36.0 billion related to cross-border principal for the same corresponding periods described above, respectively.

Revenues
All comparisons in the discussion below are for the three and six months ended June 30, 2018 compared to the corresponding periods in the prior year.
Consumer-to-Consumer money transfer revenue increased 4% and 6% for the three and six months ended June 30, 2018, compared to the corresponding periods in the prior year, on transaction growth of 5% and 4%, respectively. The weakening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, positively impacted revenue by 1% and 2%, respectively, for the three and six months ended June 30, 2018, compared to the corresponding periods in the prior year. Constant currency revenue growth and transaction growth were driven by growth in westernunion.com and retail money transfer for the three and six months ended June 30, 2018.
Our NA region revenue increased 3% and 4% for the three and six months ended June 30, 2018, compared to the corresponding periods in the prior year, respectively, on transaction growth of 2% for both the three and six months ended June 30, 2018. The increase in revenue for the three and six months ended June 30, 2018 was primarily due to transaction growth in our United States outbound services and net price increases, partially offset by lower revenue generated from money transfers sent and received within the United States.
Our EU & CIS region revenue increased 9% and 11% for the three and six months ended June 30, 2018, compared to the corresponding periods in the prior year, respectively, on transaction growth of 9% for both the three and six months ended June 30, 2018. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, positively impacted revenue by 5% and 7% for the three and six months ended June 30, 2018. Revenue was positively impacted by transaction growth in France for both the three and six months ended June 30, 2018.
Our MEASA region revenue decreased 4% and 2% for the three and six months ended June 30, 2018, compared to the corresponding periods in the prior year, respectively, on transaction declines of 1% for both the three and six months ended June 30, 2018. Fluctuations in the exchange rate between the United States dollar and other currencies positively impacted revenue by 1% for both the three and six months ended June 30, 2018. Additionally, revenue for the three and six months ended June 30, 2018 was negatively impacted by net price decreases.

Our LACA region revenue increased 11% and 15% for the three and six months ended June 30, 2018, compared to the corresponding periods in the prior year, on transaction growth of 16% and 17%, respectively. The increase in revenue was primarily due to growth in Argentina and other South American countries. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 9% and 8% for the three and six months ended June 30, 2018.

Our APAC region revenue decreased 5% and 1% for the three and six months ended June 30, 2018, compared to the corresponding periods in the prior year, on flat transactions and transaction growth of 1% for the three and six months ended June 30, 2018, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, positively impacted revenue by 2% for the six months ended June 30, 2018.

We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently.

Operating income
Consumer-to-Consumer operating income decreased 2% and increased 2% during the three and six months ended June 30, 2018 compared to the corresponding periods in the prior year. Results for the three months ended June 30, 2018 were negatively impacted by increased marketing expenses, compliance expenses, and variable costs, including agent commissions, partially offset by the revenue increases described above. Results for the six months ended June 30, 2018 were positively impacted by revenue increases described above, partially offset by increased marketing expenses, employee-related costs, and variable costs, including agent commissions. Revenues were favorably impacted and expenses were negatively impacted by the weakening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges for both the three and six months ended June 30, 2018. The changes in operating margin for both the three and six months ended June 30, 2018 are due to the factors described above.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$93.1	$96.6	(4)%	$189.8	$190.2	0%
Operating income	$1.1	$5.3	(80)%	$3.9	$7.7	(49)%
Operating income margin	1%	6%		2%	4%

Revenues
Business Solutions revenue decreased 4% and was flat for the three and six months ended June 30, 2018, respectively, when compared to the corresponding prior year periods. Fluctuations in the exchange rate between the United States dollar and other currencies positively impacted revenue by 2% and 4% for the three and six months ended June 30, 2018. For both periods, our revenue was negatively impacted by declines in Europe, primarily the United Kingdom.

Operating income
For both the three and six months ended June 30, 2018, operating income declined when compared to the corresponding periods in the prior year due to increases in various expenses and the revenue declines described above. The changes in operating margins were also due to these factors.

Other

The following table sets forth Other results for the three and six months ended June 30, 2018 and 2017. Other primarily includes our electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$190.5	$195.0	(2)%	$392.2	$388.8	1%
Operating income	$16.3	$23.7	(32)%	$36.7	$47.7	(23)%
Operating income margin	9%	12%		9%	12%

Revenues
Other revenue decreased 2% and increased 1% for the three and six months ended June 30, 2018 compared to the corresponding periods in the prior year. Revenue decreased for the three months ended June 30, 2018 primarily due to a decrease in our United States electronic bill payments services. For the three and six months ended June 30, 2018, revenue was positively impacted by pricing increases and transaction growth in our Argentina cash-based bill payment services, but these increases were offset by the strengthening of the United States dollar against foreign currencies, primarily the Argentine peso, which negatively impacted revenue growth by 11% and 9% for the three and six months ended June 30, 2018.

Operating income
Other operating income decreased for the three months ended June 30, 2018 compared to the corresponding period in the prior year due to the decrease in revenues described above and increased bank fees in our United States electronic bill payments services. The decrease in Other operating income for the six months ended June 30, 2018 compared to the corresponding period in the prior year is primarily due to increased bank fees in our United States electronic bill payments services. The changes in operating margins were also due to these factors.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.65 billion revolving credit facility ("Revolving Credit Facility"), which expires in September 2020 and supports our $1.5 billion commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility in excess of $150 million. As of June 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility or commercial paper program.

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

Cash and Investment Securities

As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $0.9 billion and $0.8 billion, respectively. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as "Settlement assets" on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as "Cash and cash equivalents" within "Settlement assets," to fund settlement obligations.

Investment securities, classified within "Settlement assets," were $1.3 billion and $1.4 billion as of June 30, 2018 and December 31, 2017, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2018, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by/(used in) operating activities increased to $298.7 million during the six months ended June 30, 2018, from $(24.0) million in the comparable period in the prior year. Cash provided by operating activities for the six months ended June 30, 2018 was negatively impacted by a $63 million payment related to tax on certain of our previously undistributed foreign earnings associated with the Tax Act, a $60 million payment related to the NYDFS Consent Order and payments related to our business transformation initiative as discussed in Part I, Item 1, Financial Statements, Note 5, "Business Transformation Expenses." Cash used in operating activities for the six months ended June 30, 2017 was impacted by cash payments of $591 million due under the Joint Settlement Agreements, in addition to payments related to our business transformation initiative. Cash provided by operating activities can also be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors. For the year ending December 31, 2018, we expect that cash flow provided by operating activities will also be negatively impacted by higher income tax payments, specifically those related to an agreement with the IRS resolving substantially all of the issues related to our restructuring of our international operations in 2003, as further described in Part I, Item 1, Financial Statements, Note 13, "Income Taxes."

Financing Resources

On June 11, 2018, we issued $300.0 million of aggregate principal amount of unsecured notes due June 9, 2023 ("2023 Notes"). Interest with respect to the 2023 Notes is payable semi-annually in arrears on June 9 and December 9 of each year, beginning on December 9, 2018, based on the per annum rate of 4.250%. The interest rate payable on the 2023 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2023 Notes exceed 6.250% per annum. The interest rate payable on the 2023 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 4.250% per annum. The 2023 Notes are subject to covenants that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, and limit or restrict our ability and certain of our subsidiaries' ability to incur certain types of security interests, or enter into sale and leaseback transactions. If a change of control triggering event occurs, holders of the 2023 Notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. We may redeem the 2023 Notes, in whole or in part, at any time prior to May 9, 2023 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. We may redeem the 2023 Notes at any time after May 9, 2023 at a price equal to par, plus accrued interest.

As of June 30, 2018, we have outstanding borrowings at par value of $3,349.9 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2018 to 2040, and our borrowings also include our floating rate notes due in 2019 and our floating rate term loan.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of June 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of June 30, 2018. During the six months ended June 30, 2018, the average commercial paper balance outstanding was $16.2 million and the maximum balance outstanding was $402.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $90.5 million and $75.3 million for the six months ended June 30, 2018 and 2017, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the six months ended June 30, 2018 and 2017, 12.3 million and 19.0 million shares were repurchased for $250.0 million and $375.0 million, respectively, excluding commissions, at an average cost of $20.34 and $19.69, respectively. As of June 30, 2018, $0.7 billion remained available under the share repurchase authorization approved by our Board of Directors through December 31, 2019.

Our Board of Directors declared quarterly cash dividends of $0.19 per common share in the first and second quarters of 2018, representing $173.3 million in total dividends.

On July 19, 2018, our Board of Directors declared a quarterly cash dividend of $0.19 per common share payable on September 28, 2018.

Debt Service Requirements

Our 2018 and future debt service requirements will include payments on all outstanding indebtedness. In August 2018, our 2018 Notes of $400.0 million will mature. We plan to fund this maturity using proceeds from our 2023 Notes, commercial paper and cash, including cash generated from operations.

Tax Act Requirements

As previously discussed, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, results in an estimated United States federal tax liability of $780 million at December 31, 2017, which we have elected to pay in periodic installments over the next eight years. Under the terms of the law, we owe 8% of this liability in each of the first five years after the enactment (2018 through 2022), with 15%, 20%, and 25% of the tax owed in 2023, 2024, and 2025, respectively. During the three months ended June 30, 2018, we made an installment payment of $63 million. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Other Commercial Commitments

We had approximately $245 million in outstanding letters of credit and bank guarantees as of June 30, 2018 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that we may provide as part of our legal matters described in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies."

As of June 30, 2018, our total amount of unrecognized income tax benefits was $349.0 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

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
In our Annual Report on Form 10-K, we disclosed that the carrying value and estimated fair value of the Business Solutions reporting unit were the same as of December 31, 2017, after we recognized a non-cash goodwill impairment charge in the year then ended. The reporting unit's fair value continues to be sensitive to changes in projections for revenue growth rates and EBITDA margins. As of June 30, 2018, the Business Solutions reporting unit had $532 million of goodwill. Any further reduction in anticipated future operating cash flows in the Business Solutions reporting unit would likely result in another write-down of goodwill.

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

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and to a lesser degree the British pound, Canadian dollar, Australian dollar, Japanese yen, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

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

As of December 31, 2017, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $35 million based on our 2018 forecast of unhedged exposure to foreign currency at that date. As of June 30, 2018, the exposure for the next twelve months is not materially different based on our forecast of unhedged exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of June 30, 2018 of $2.4 billion. Approximately $1.2 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of June 30, 2018, we had a total of $1.3 billion of borrowings that are subject to floating interest rates. Our Floating Rate Notes had an outstanding balance of $250.0 million as of June 30, 2018, and had an effective interest rate of 3.4% or 80 basis points above three-month LIBOR. In addition, as of June 30, 2018, a total of $475.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 300 basis points above LIBOR. Finally, interest on $575.0 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of June 30, 2018, our weighted-average effective rate on total borrowings was approximately 4.7%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $13 million based on borrowings, net of the impact of hedges, on June 30, 2018 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2018 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $12 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 2, 2018

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

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys’ fees, costs, and incentive award. On July 27, 2018, the Court indicated that it intends to rule on the pending matters by August 31, 2018. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

On February 10, 2015, Caryn Pincus filed a purported class action lawsuit in the United States District Court for the Southern District of Florida against Speedpay, Inc. ("Speedpay"), a subsidiary of the Company, asserting claims based on allegations that Speedpay imposed an unlawful surcharge on credit card transactions and that Speedpay engages in money transmission without a license. The complaint requests certification of a class and two subclasses generally comprised of consumers in Florida who made a payment through Speedpay’s bill payment services using a credit card and were charged a surcharge for such payment during the four-year and five-year periods prior to the filing of the complaint through the date of class certification. On April 6, 2015, Speedpay filed a motion to dismiss the complaint. On April 23, 2015, in response to the motion to dismiss, Pincus filed an amended complaint that adds claims (1) under the Florida Civil Remedies for Criminal Practices Act, which authorizes civil remedies for certain criminal conduct; and (2) for violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"). On May 15, 2015, Speedpay filed a motion to dismiss the amended complaint. On October 6, 2015, the Court entered an order denying Speedpay’s motion to dismiss. On October 20, 2015, Speedpay filed an answer to the amended complaint. On December 1, 2015, Pincus filed a second amended complaint that revised her factual allegations, but added no new claims. On December 18, 2015, Speedpay filed an answer to the second amended complaint. On May 20, 2016, Speedpay filed a motion for judgment on the pleadings as to Pincus' Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 7, 2016, Pincus filed an opposition to Speedpay's motion for judgment on the pleadings. On June 17, 2016, Speedpay filed a reply brief in support of the motion. On October 28, 2016, Pincus filed a motion seeking class certification. The motion seeks the certification of a class consisting of “All (i) persons in Florida (ii) who paid Speedpay, Inc. a fee for using Speedpay, Inc.’s electronic payment services (iii) during the five-year period prior to the filing of the complaint in this action through the present.” Pincus also filed a motion to file her motion under seal. On November 4, 2016, the Court denied Pincus’ motion for class certification without prejudice and motion to seal and ordered her to file a new motion that redacts proprietary and private information. Later that day, Pincus filed a redacted version of the motion. On November 7, 2016, Speedpay filed a motion for summary judgment on Pincus’ remaining claims. On December 15, 2016, Speedpay filed an opposition to Pincus’ class certification motion. The same day, Pincus filed an opposition to Speedpay’s summary judgment motion and requested summary judgment on her individual and class claims. On January 12, 2017, Speedpay filed a reply in support of its summary judgment motion and Pincus filed a reply in support of her class certification motion. On March 28, 2017, the Court granted Speedpay’s motion for judgment on the pleadings as to Pincus’ Florida Civil Remedies for Criminal Practices Act and federal RICO claims. On June 27, 2017, the Court granted Speedpay’s summary judgment motion, entered judgment in favor of Speedpay and ordered the Court clerk to close the case. On October 19, 2017, Pincus filed an appeal brief in the United States Court of Appeals for the Eleventh Circuit ("Eleventh Circuit Appeals Court"), seeking reversal of the summary judgment, to which the Company filed an opposition on December 4, 2017. Pincus filed her reply brief on January 17, 2018. On July 11, 2018, the Eleventh Circuit Court affirmed the grant of the summary judgment in the matter.

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The Court finalized a notification process for potential class members. After the notification process is completed, the case will move to the evidentiary stage. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018. The plaintiffs filed an opposition on April 5, 2018. The defendants filed a reply on June 5, 2018. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. In accordance with Spanish law, on January 4, 2018, the Company, through its subsidiary Western Union International Limited, provided a corporate guaranty in an amount of approximately €23 million to cover any liability that could theoretically attach to WUPSIL. WUPSIL submitted its writ of defense on May 9, 2018. Due to the preliminary stage of this matter, the Company is unable to predict the outcome, or the amount of loss, if any, associated with this matter.

On April 26, 2018, the Company, its WUFSI subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil RICO and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18-cv-00998-KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The plaintiffs filed an amended complaint on July 17, 2018. The amended complaint is similar to the original complaint, although it adds additional named plaintiffs and additional counts, including claims on behalf of putative California, Florida, Georgia, Illinois, and New Jersey subclasses for alleged violations of the California Unfair Competition Law, the Florida Deceptive and Unfair Trade Practices Act, the Georgia Fair Business Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the New Jersey Consumer Fraud Act. The action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
April 1 - 30	7,947	$18.73	—	$943.5
May 1 - 31	6,272,379	$19.97	6,259,276	$818.5
June 1 - 30	6,050,657	$20.73	6,027,456	$693.5
Total	12,330,983	$20.34	12,286,732
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $693.5 million remained available as of June 30, 2018. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See "Exhibit Index" for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of The Western Union Company, as amended on May 18, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 22, 2018 and incorporated herein by reference thereto).

3.2	By-Laws of The Western Union Company, as amended on May 18, 2018 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 22, 2018 and incorporated herein by reference thereto).

4.1	Form of 4.250% Note due 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018 and incorporated herein by reference thereto).

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

Date:	August 2, 2018	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2018	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2018	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)