Form 10-Q
period 2018-09-30
Western Union CO
filed 2018-11-01
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
FORM 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32903
THE WESTERN UNION COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-4531180 (I.R.S. Employer Identification No.)
7001 EAST BELLEVIEW AVENUE Denver, CO (Address of principal executive offices)	80237 (Zip Code)

Registrant's telephone number, including area code: (866) 405-5012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, 442,807,114 shares of the registrant's common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$1,387.8	$1,404.7	$4,188.3	$4,086.0
Expenses:
Cost of services (Note 1)	812.4	840.5	2,467.0	2,482.7
Selling, general and administrative	272.8	292.0	870.2	875.6
Total expenses	1,085.2	1,132.5	3,337.2	3,358.3
Operating income	302.6	272.2	851.1	727.7
Other income/(expense):
Interest income	1.6	1.3	3.6	3.8
Interest expense	(38.4)	(37.2)	(111.4)	(104.2)
Other income, net (Note 1)	0.6	2.9	13.1	9.4
Total other expense, net	(36.2)	(33.0)	(94.7)	(91.0)
Income before income taxes	266.4	239.2	756.4	636.7
Provision for income taxes	57.8	3.6	116.6	72.9
Net income	$208.6	$235.6	$639.8	$563.8
Earnings per share:
Basic	$0.47	$0.51	$1.41	$1.20
Diluted	$0.46	$0.51	$1.40	$1.19
Weighted-average shares outstanding:
Basic	446.8	462.8	454.8	470.6
Diluted	449.0	465.4	457.4	473.6
Cash dividends declared per common share	$0.19	$0.175	$0.57	$0.525

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$208.6	$235.6	$639.8	$563.8
Other comprehensive income/(loss), net of tax (Note 10):
Unrealized gains/(losses) on investment securities	(4.7)	0.5	(12.6)	10.1
Unrealized gains/(losses) on hedging activities	3.7	(17.3)	38.0	(75.5)
Foreign currency translation adjustments	—	(4.1)	(19.5)	(5.7)
Defined benefit pension plan adjustments	2.4	2.0	6.8	5.6
Total other comprehensive income/(loss)	1.4	(18.9)	12.7	(65.5)
Comprehensive income	$210.0	$216.7	$652.5	$498.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$767.6	$838.2
Settlement assets	4,018.8	4,188.9
Property and equipment, net of accumulated depreciation of $685.8 and $635.7, respectively	266.8	214.2
Goodwill	2,725.0	2,727.9
Other intangible assets, net of accumulated amortization of $1,044.9 and $1,042.7, respectively	604.5	586.3
Other assets	606.9	675.9
Total assets	$8,989.6	$9,231.4
Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable and accrued liabilities	$593.4	$718.5
Settlement obligations	4,018.8	4,188.9
Income taxes payable	1,076.7	1,252.0
Deferred tax liability, net	156.3	173.0
Borrowings	3,295.0	3,033.6
Other liabilities	264.7	356.8
Total liabilities	9,404.9	9,722.8

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 443.7 shares and 459.0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4.4	4.6
Capital surplus	743.7	697.8
Accumulated deficit	(916.8)	(965.9)
Accumulated other comprehensive loss	(246.6)	(227.9)
Total stockholders' deficit	(415.3)	(491.4)
Total liabilities and stockholders' deficit	$8,989.6	$9,231.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$639.8	$563.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57.0	57.5
Amortization	139.0	139.6
Other non-cash items, net	23.5	130.3
Increase/(decrease) in cash resulting from changes in:
Other assets	(55.6)	(35.6)
Accounts payable and accrued liabilities (Note 7)	(109.7)	(538.4)
Income taxes payable	(172.8)	57.6
Other liabilities	(2.7)	48.3
Net cash provided by operating activities	518.5	423.1
Cash flows from investing activities
Capitalization of contract costs	(109.5)	(46.2)
Capitalization of purchased and developed software	(37.4)	(27.4)
Purchases of property and equipment	(101.2)	(48.9)
Purchases of non-settlement related investments and other	(6.9)	(191.6)
Proceeds from maturity of non-settlement related investments and other	12.5	43.5
Purchases of held-to-maturity non-settlement related investments	(2.8)	(42.7)
Proceeds from held-to-maturity non-settlement related investments	15.5	27.2
Net cash used in investing activities	(229.8)	(286.1)
Cash flows from financing activities
Cash dividends paid	(257.8)	(245.3)
Common stock repurchased (Note 10)	(360.6)	(489.3)
Net proceeds from commercial paper	369.0	—
Net proceeds from issuance of borrowings	297.5	746.4
Principal payments on borrowings	(407.2)	—
Proceeds from exercise of options	9.3	8.4
Other financing activities	(6.6)	—
Net cash (used in)/provided by financing activities	(356.4)	20.2
Net change in cash, cash equivalents and restricted cash	(67.7)	157.2
Cash, cash equivalents and restricted cash at beginning of period	844.4	877.5
Cash, cash equivalents and restricted cash at end of period	$776.7	$1,034.7
Supplemental cash flow information:
Interest paid	$92.3	$90.0
Income taxes paid/(refunded)	$304.1	$(22.0)
Restricted cash at end of period	$9.1	$—
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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of September 30, 2018 and December 31, 2017 and for all periods presented. Beginning in the first quarter of 2018, the Company no longer presents the "Derivative gains, net" line item in its Condensed Consolidated Statements of Income for all periods presented due to the early adoption of the new accounting pronouncement to improve the financial reporting of hedging relationships, as further described below. Amounts previously reported in prior periods in "Derivative gains, net" are now reported in "Other income, net" in the Condensed Consolidated Statements of Income. Additionally, certain historical amounts reported in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 have been adjusted due to the adoption of an accounting standard related to pension costs, as further described below.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company's condensed consolidated results of operations, financial position and cash flows as of September 30, 2018 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

On January 1, 2018, the Company retrospectively adopted an accounting pronouncement that requires the non-service cost components of defined benefit plan pension costs to be presented in the income statement separately from the service cost component, outside a subtotal of income from operations. The Company has no service costs, as the Company's defined benefit pension plan is frozen. Prior to the adoption of this standard, the Company recorded the non-service costs of the defined benefit pension plan in the "Cost of services" line item of the Condensed Consolidated Statements of Income. After the adoption of this standard, the Company records these costs in the "Other income, net" line item, including for the three and nine months ended September 30, 2018 and 2017. The adoption of this standard resulted in reductions to "Cost of services" and "Other income, net" of $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, from the amounts previously reported.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued a new accounting pronouncement that requires lessees to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about certain leasing arrangements. This new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company will adopt the new standard, including the related amendments, effective January 1, 2019 using the modified retrospective approach, applying the provisions of the new standard on its effective date. Management is in the process of completing its analysis and anticipates that the significant majority of its leasing arrangements will be classified as operating. Additionally, management has implemented new systems to facilitate the requirements of the new standard and is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position, results of operations, and related disclosures, and anticipates that adoption of the new standard will result in an increase in its assets and liabilities.

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

For the three and nine months ended September 30, 2018, the Company recognized $1,332.2 million and $4,039.5 million in revenues from contracts with customers, respectively. There are no material upfront costs incurred to obtain contracts with customers. Under the Company's loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company's results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of September 30, 2018, as the Company typically receives payment of consideration from its customers prior to providing its services. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources which are not in the scope of the new accounting standard, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables represent the disaggregation of revenue earned from contracts with customers which are in the scope of the new accounting standard, by product type and region for the three and nine months ended September 30, 2018 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated. Revenues that would have been reported under previous accounting guidance would not have been materially different from the amounts shown below:

	Three Months Ended September 30, 2018
	Consumer Money Transfers	Foreign Exchange and Payment Services	Consumer Bill Payments	Other Services	Total
Regions:
North America	$407.0	$25.8	$112.9	$14.0	$559.7
Europe and Russia/CIS	349.4	35.2	0.9	1.2	386.7
Middle East, Africa, and South Asia	157.8	0.7	0.1	—	158.6
Latin America and the Caribbean	95.7	1.0	34.7	3.2	134.6
East Asia and Oceania	74.9	17.3	0.4	—	92.6
Revenues from contracts with customers	$1,084.8	$80.0	$149.0	$18.4	$1,332.2
Other revenues (a)	22.6	20.2	7.4	5.4	55.6
Total revenues (b)	$1,107.4	$100.2	$156.4	$23.8	$1,387.8

	Nine Months Ended September 30, 2018
	Consumer Money Transfers	Foreign Exchange and Payment Services	Consumer Bill Payments	Other Services	Total
Regions:
North America	$1,218.1	$74.5	$351.5	$43.1	$1,687.2
Europe and Russia/CIS	1,051.1	98.1	2.5	3.2	1,154.9
Middle East, Africa, and South Asia	489.7	1.0	0.3	—	491.0
Latin America and the Caribbean	288.8	2.0	122.0	10.1	422.9
East Asia and Oceania	230.1	52.1	1.3	—	283.5
Revenues from contracts with customers	$3,277.8	$227.7	$477.6	$56.4	$4,039.5
Other revenues (a)	48.1	62.3	22.0	16.4	148.8
Total revenues (b)	$3,325.9	$290.0	$499.6	$72.8	$4,188.3
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

For the three months ended September 30, 2018 and 2017, there were 2.2 million and 3.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive. For the nine months ended September 30, 2018 and 2017, there were 2.0 million and 2.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation, as their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted-average shares outstanding	446.8	462.8	454.8	470.6
Common stock equivalents	2.2	2.6	2.6	3.0
Diluted weighted-average shares outstanding	449.0	465.4	457.4	473.6

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. Business Transformation Expenses

In 2016, the Company began incurring expenses related to a business transformation initiative, referred to as the WU Way. As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete. Although the expenses related to the WU Way are specific to that initiative, the types of expenses related to the WU Way initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. The following table summarizes the activity for the nine months ended September 30, 2018 for the consulting service fees, severance, and other costs related to the business transformation accruals, which are included in "Accounts payable and accrued liabilities" in the Company's Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (in millions):

	Consulting Service Fees	Severance and Related Employee Benefits	Other	Total
Balance, December 31, 2017	$8.2	$23.2	$1.6	$33.0
Cash payments and other	(8.2)	(21.0)	(0.8)	(30.0)
Balance, September 30, 2018	$—	$2.2	$0.8	$3.0

The following table presents expenses related to business transformation initiatives as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Cost of services	$4.0	$27.7
Selling, general and administrative	5.9	31.5
Total expenses, pre-tax	$9.9	$59.2
Total expenses, net of tax	$7.2	$39.2

Business transformation expenses were not allocated to the Company's segments disclosed in Note 15. While certain of these items are identifiable to the Company's segments, these expenses were excluded from the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For the three months ended September 30, 2017, business transformation expenses identifiable to the Company's segments were $3.3 million and $2.2 million for the Consumer-to-Consumer and Business Solutions segments, respectively, and $0.9 million for Other. For the nine months ended September 30, 2017, business transformation expenses identifiable to the Company's segments were $20.9 million and $8.9 million for the Consumer-to-Consumer and Business Solutions segments, respectively, and $8.8 million for Other.

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

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
September 30, 2018	Level 1	Level 2	Level 3
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$56.5	$—	$—	$56.5
Measured at fair value through other comprehensive income:
State and municipal debt securities	$—	$951.9	$—	$951.9
State and municipal variable rate demand notes	—	246.8	—	246.8
Corporate and other debt securities	—	69.3	—	69.3
United States Treasury securities	9.5	—	—	9.5
Other assets:
Derivatives	—	225.0	—	225.0
Total assets	$66.0	$1,493.0	$—	$1,559.0
Liabilities:
Derivatives	$—	$166.3	$—	$166.3
Total liabilities	$—	$166.3	$—	$166.3

	Fair Value Measurement Using			Assets/ Liabilities at Fair Value
December 31, 2017	Level 1	Level 2	Level 3
Assets:
Settlement assets:
Measured at fair value through other comprehensive income:
State and municipal debt securities	$—	$960.0	$—	$960.0
State and municipal variable rate demand notes	—	319.6	—	319.6
Corporate and other debt securities	—	60.8	—	60.8
United States Treasury securities	9.8	—	—	9.8
Other assets:
Derivatives	—	273.4	—	273.4
Total assets	$9.8	$1,613.8	$—	$1,623.6
Liabilities:
Derivatives	$—	$263.0	$—	$263.0
Total liabilities	$—	$263.0	$—	$263.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2018 and 2017.

Other Fair Value Measurements

The carrying amounts for many of the Company's financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company's borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company's Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 11. As of September 30, 2018, the carrying value and fair value of the Company's borrowings were $3,295.0 million and $3,323.7 million, respectively (see Note 12). As of December 31, 2017, the carrying value and fair value of the Company's borrowings were $3,033.6 million and $3,146.5 million, respectively.

The Company holds investments in foreign corporate debt    securities that are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2018, both the carrying value and fair value of the Company's foreign corporate debt securities were $41.7 million. As of December 31, 2017, both the carrying value and fair value of the Company's foreign corporate debt securities were $56.2 million.

7. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $245 million in outstanding letters of credit and bank guarantees as of September 30, 2018 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

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
For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $90 million as of September 30, 2018. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.
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

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys' fees, costs, and incentive award. On August 31, 2018, the Court issued an order approving the settlement, in which the Court modified the class definition slightly and ordered the parties to provide additional notice to the class. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

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

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The process for notifying potential class members has been completed and the case is currently in the evidentiary stage. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On April 26, 2018, the Company, its WUFSI subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil RICO and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18-cv-00998-KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The plaintiffs filed an amended complaint on July 17, 2018. The amended complaint is similar to the original complaint, although it adds additional named plaintiffs and additional counts, including claims on behalf of putative California, Florida, Georgia, Illinois, and New Jersey subclasses for alleged violations of the California Unfair Competition Law, the Florida Deceptive and Unfair Trade Practices Act, the Georgia Fair Business Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the New Jersey Consumer Fraud Act. On August 28, 2018, the Company and the other defendants moved to stay the action in favor of individual arbitrations with the named plaintiffs, which defendants contend are contractually required. The parties are engaged in limited discovery related to the arbitration issue, which also will involve further briefing, and the case is otherwise stayed pending a determination of that issue. The action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Related Party Transactions
The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company's behalf. Commission expense recognized for these agents for the three months ended September 30, 2018 and 2017 totaled $14.6 million and $16.6 million, respectively, and $43.0 million and $49.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	2018	2017
Settlement assets:
Cash and cash equivalents	$1,255.6	$1,264.8
Receivables from selling agents and Business Solutions customers	1,485.7	1,573.9
Investment securities	1,277.5	1,350.2
	$4,018.8	$4,188.9
Settlement obligations:
Money transfer, money order, and payment service payables	$2,679.9	$2,789.2
Payables to agents	1,338.9	1,399.7
	$4,018.8	$4,188.9

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2018 and 2017 were $5.8 billion and $4.3 billion, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of investment securities are as follows (in millions):

September 30, 2018	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses
Settlement assets:
Cash and cash equivalents:
Money market funds	$56.5	$56.5	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	962.9	951.9	2.1	(13.1)	(11.0)
State and municipal variable rate demand notes	246.8	246.8	—	—	—
Corporate and other debt securities	70.2	69.3	—	(0.9)	(0.9)
United States Treasury securities	9.9	9.5	—	(0.4)	(0.4)
	1,289.8	1,277.5	2.1	(14.4)	(12.3)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	41.7	41.7	—	—	—
	$1,388.0	$1,375.7	$2.1	$(14.4)	$(12.3)

December 31, 2017	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$955.7	$960.0	$7.9	$(3.6)	$4.3
State and municipal variable rate demand notes	319.6	319.6	—	—	—
Corporate and other debt securities	60.9	60.8	0.2	(0.3)	(0.1)
United States Treasury securities	9.9	9.8	—	(0.1)	(0.1)
	1,346.1	1,350.2	8.1	(4.0)	4.1
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	56.2	56.2	—	—	—
	$1,402.3	$1,406.4	$8.1	$(4.0)	$4.1
____________

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of September 30, 2018 (in millions):

Fair Value
Due within 1 year	$135.4
Due after 1 year through 5 years	497.2
Due after 5 years through 10 years	227.0
Due after 10 years	417.9
$1,277.5

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $246.8 million were included in the "Due after 10 years" category in the table above. The held-to-maturity foreign corporate debt securities are due within 2 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized gains/(losses) on investment securities, beginning of period	$(4.7)	$5.8	$2.7	$(3.8)
Unrealized gains/(losses)	(6.2)	2.6	(16.8)	18.0
Tax (expense)/benefit	1.5	(1.0)	3.9	(6.5)
Reclassification of (gains)/losses into "Revenues"	—	(1.8)	0.4	(2.2)
Tax expense/(benefit) related to reclassifications	—	0.7	(0.1)	0.8
Net unrealized gains/(losses) on investment securities	(4.7)	0.5	(12.6)	10.1
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	—	—	0.5	—
Unrealized gains/(losses) on investment securities, end of period	$(9.4)	$6.3	$(9.4)	$6.3

Unrealized gains/(losses) on hedging activities, beginning of period	$(8.6)	$(24.4)	$(40.6)	$33.8
Unrealized gains/(losses)	3.3	(21.2)	22.8	(68.4)
Tax (expense)/benefit	0.2	1.3	(0.8)	2.3
Reclassification of (gains)/losses into "Revenues"	(0.2)	2.2	14.6	(11.3)
Reclassification of losses into "Interest expense"	0.3	0.8	2.0	2.5
Tax expense/(benefit) related to reclassifications	0.1	(0.4)	(0.6)	(0.6)
Net unrealized gains/(losses) on hedging activities	3.7	(17.3)	38.0	(75.5)
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	—	—	(2.3)	—
Unrealized losses on hedging activities, end of period	$(4.9)	$(41.7)	$(4.9)	$(41.7)

Foreign currency translation adjustments, beginning of period	$(101.2)	$(72.3)	$(76.9)	$(70.7)
Foreign currency translation adjustments	—	(2.8)	(19.5)	(4.8)
Tax expense	—	(1.3)	—	(0.9)
Net foreign currency translation adjustments	—	(4.1)	(19.5)	(5.7)
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	—	—	(4.8)	—
Foreign currency translation adjustments, end of period	$(101.2)	$(76.4)	$(101.2)	$(76.4)

Defined benefit pension plan adjustments, beginning of period	$(133.5)	$(118.5)	$(113.1)	$(122.1)
Reclassification of losses into "Other income, net"	3.0	2.8	8.8	8.5
Tax benefit related to reclassifications	(0.6)	(0.8)	(2.0)	(2.9)
Net defined benefit pension plan adjustments	2.4	2.0	6.8	5.6
Reclassification of Tax Act effects into "Accumulated deficit" (Note 1)	—	—	(24.8)	—
Defined benefit pension plan adjustments, end of period	$(131.1)	$(116.5)	$(131.1)	$(116.5)
Accumulated other comprehensive loss, end of period	$(246.6)	$(228.3)	$(246.6)	$(228.3)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Dividends Paid

The Company's Board of Directors declared quarterly cash dividends of $0.19 per common share for each of the first three quarters of 2018, representing $257.8 million in total dividends. Of this amount, $84.5 million was paid on September 28, 2018, $85.8 million was paid on June 29, 2018, and $87.5 million was paid on March 30, 2018. The Company's Board of Directors declared quarterly cash dividends of $0.175 per common share in each of the first three quarters of 2017, representing $245.3 million in total dividends. Of this amount, $80.5 million was paid on September 29, 2017, $81.5 million was paid on June 30, 2017, and $83.3 million was paid on March 31, 2017.

Share Repurchases

During the nine months ended September 30, 2018 and 2017, 17.4 million and 24.3 million shares were repurchased for $350.0 million and $475.0 million, respectively, excluding commissions, at an average cost of $20.07 and $19.54, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of September 30, 2018, $593.5 million remained available under the share repurchase authorization approved by the Company's Board of Directors through December 31, 2019. The amounts included in the "Common stock repurchased" line in the Company's Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Derivatives
The Company's policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of September 30, 2018, the Company's longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness.
As discussed in Note 1, the Company early adopted an accounting pronouncement related to hedging activities as of January 1, 2018. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, the Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into "Revenues" within the Company's Condensed Consolidated Statements of Income. For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in "Revenues" for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the changes in fair value of the excluded components were recognized immediately within the Company's Condensed Consolidated Statements of Income and are included in "Other income, net."
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
The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of September 30, 2018 were as follows (in millions):

Contracts designated as hedges:
Euro	$371.0
Canadian dollar	96.2
British pound	84.8
Australian dollar	48.9
Other	81.0
Contracts not designated as hedges:
Euro	$305.3
British pound	72.6
Canadian dollar	55.4
Mexican peso	35.0
Indian rupee	30.4
Brazilian real	28.6
Australian dollar	27.8
Other (a)	157.4
____________________

(a)	Comprised of exposures to 24 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company's cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $88.4 million and $88.1 million for the three months ended September 30, 2018 and 2017, respectively, and $257.0 million and $257.2 million for the nine months ended September 30, 2018 and 2017, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations as of September 30, 2018 was approximately $5.5 billion. The significant majority of customer contracts are written in currencies such as the United States dollar, Canadian dollar, and euro.

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

The Company held interest rate swaps in an aggregate notional amount of $175.0 million as of September 30, 2018 related to notes due in 2020.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance Sheet
The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$1.5	$3.3	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	19.6	8.0	Other liabilities	8.3	36.1
Total		$21.1	$11.3		$8.3	$36.1
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$200.0	$260.2	Other liabilities	$153.5	$221.6
Foreign currency	Other assets	3.9	1.9	Other liabilities	4.5	5.3
Total		$203.9	$262.1		$158.0	$226.9
Total derivatives		$225.0	$273.4		$166.3	$263.0
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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2018 and December 31, 2017 (in millions):

Offsetting of Derivative Assets

September 30, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$156.8	$—	$156.8	$(91.9)	$64.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	68.2
Total	$225.0

December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$115.4	$—	$115.4	$(98.7)	$16.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	158.0
Total	$273.4
Offsetting of Derivative Liabilities

September 30, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Derivatives Not Offset in the Condensed Consolidated Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$99.7	$—	$99.7	$(91.9)	$7.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	66.6
Total	$166.3

December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$214.9	$—	$214.9	$(98.7)	$116.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	48.1
Total	$263.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not, for the three and nine months ended September 30, 2018 and 2017 (in millions):
Cash Flow and Fair Value Hedges
The following table presents the amount of gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Amount of Gain/(Loss) Recognized in Other
	Comprehensive Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	2018	2017	2018	2017
Cash Flow Hedges:
Foreign currency contracts (a)	$3.3	$(21.2)	$22.8	$(68.4)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from fair value and cash flow hedges for the three months ended September 30, 2018 and 2017 (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	September 30, 2018			September 30, 2017
	Revenues	Interest Expense	Other income, net	Revenues	Interest Expense	Other income, net
Total amounts presented in the condensed consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$1,387.8	$(38.4)	$0.6	$1,404.7	$(37.2)	$2.9
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate contracts:
Hedged items	—	(0.1)	—	—	0.2	—
Derivatives designated as hedging instruments	—	(0.3)	—	—	(0.2)	—
Gain/(loss) on cash flow hedges:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	0.2	—	—	(2.2)	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.3	—	—	—	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	1.9	—	—	—	—	2.3
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the location and amount of gains/(losses) from fair value and cash flow hedges for the nine months ended September 30, 2018 and 2017 (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	September 30, 2018			September 30, 2017
	Revenues	Interest Expense	Other income, net	Revenues	Interest Expense	Other income, net
Total amounts presented in the condensed consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$4,188.3	$(111.4)	$13.1	$4,086.0	$(104.2)	$9.4
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate contracts:
Hedged items	—	1.3	—	—	2.6	—
Derivatives designated as hedging instruments	—	(2.3)	—	—	(0.7)	—
Gain/(loss) on cash flow hedges:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	(14.6)	—	—	11.3	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	2.3	—	—	—	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	5.7	—	—	—	—	7.6
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Undesignated Hedges
The following table presents the location and amount of net gains/(losses) from undesignated hedges for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (b)
	Income Statement Location	Amount
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives		2018	2017	2018	2017
Foreign currency contracts (c)	Selling, general and administrative	$8.9	$(4.0)	$44.1	$(26.3)
Foreign currency contracts (d)	Revenues	0.4	—	2.0	—
Foreign currency contracts (d)	Other income, net	—	(0.3)	(1.9)	(0.8)
Total gain/(loss)		$9.3	$(4.3)	$44.2	$(27.1)

____________________

(a)
For the three and nine months ended September 30, 2018, losses of $0.4 million and $0.6 million, respectively, represent the amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied. For the three and nine months ended September 30, 2017, there were no amounts recorded in other comprehensive income for amounts excluded from the measurement of effectiveness.

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

(c)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income, were $(8.2) million and $3.4 million for the three months ended September 30, 2018 and 2017, respectively, and $(39.5) million and $24.2 million for the nine months ended September 30, 2018 and 2017, respectively.

(d)
All derivative contracts executed in the Company's revenue hedging program prior to January 1, 2018 are not designated as hedges in the final month of the contract. The change in fair value in this final month was recorded to "Revenues" for the three and nine months ended September 30, 2018 and "Other income, net" for the three and nine months ended September 30, 2017. The amount recorded to "Other income, net" for the nine months ended September 30, 2018 relates to losses on certain undesignated foreign currency derivative contracts that were recognized after the Company determined that certain forecasted transactions were no longer probable of occurring.

All cash flows associated with derivatives are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

An accumulated other comprehensive pre-tax loss of $1.3 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of September 30, 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12. Borrowings

The Company's outstanding borrowings consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Commercial paper (a)	$369.0	$—
Notes:
3.650% notes due 2018 (b)	—	400.0
3.350% notes due 2019 (c)	250.0	250.0
Floating rate notes (effective rate of 3.4%) due 2019	250.0	250.0
5.253% notes due 2020 (c)	324.9	324.9
3.600% notes due 2022 (c)	500.0	500.0
4.250% notes (effective rate of 4.5%) due 2023 (d)	300.0	—
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Term loan facility borrowings (effective rate of 3.6%)	567.8	575.0
Total borrowings at par value	3,311.7	3,049.9
Fair value hedge accounting adjustments, net (e)	(0.8)	0.5
Debt issuance costs and unamortized discount, net	(15.9)	(16.8)
Total borrowings at carrying value (f)	$3,295.0	$3,033.6
____________________

(a)
Pursuant to the Company's commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company's Revolving Credit Facility in excess of $150 million. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company's commercial paper borrowings as of September 30, 2018 had a weighted-average annual interest rate of approximately 2.4% and a weighted-average term of approximately 2 days.

(b)
Proceeds from the 4.250% unsecured notes due in 2023 ("2023 Notes"), commercial paper and cash, including cash generated from operations, were used to repay the August 2018 maturity of $400.0 million of aggregate principal amount unsecured notes.

(c)	The difference between the stated interest rate and the effective interest rate is not significant.

(d)	On June 11, 2018, the Company issued $300.0 million of aggregate principal amount of 4.250% unsecured notes due in 2023.

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

(f)	As of September 30, 2018, the Company's weighted-average effective rate on total borrowings was approximately 4.4%.

The following summarizes the Company's maturities of notes at par value as of September 30, 2018 (in millions):

Due within 1 year	$528.8
Due after 1 year through 2 years	360.8
Due after 2 years through 3 years	503.1
Due after 3 years through 4 years	500.0
Due after 4 years through 5 years	300.0
Due after 5 years	750.0

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13. Income Taxes

The Company's provision for income taxes for the three and nine months ended September 30, 2018 and 2017 is based on the estimated annual effective tax rate, in addition to discrete items. The Company's effective tax rates on pre-tax income were 21.7% and 1.5% for the three months ended September 30, 2018 and 2017, respectively, and 15.4% and 11.4% for the nine months ended September 30, 2018 and 2017, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2018, as shown above, were increased by 10.0% and 1.9%, respectively, due to adjustments to the Company's provisional accounting for the Tax Act, as further described below. The increase in the Company’s effective tax rate for the three months ended September 30, 2018 compared to the prior period was also due to discrete items for changes in tax contingency reserves and the impacts from changes in the internal ownership of certain of the Company’s international subsidiaries within the consolidated group during 2017, both of which resulted in lower taxes for the three months ended September 30, 2017. The increase in the Company’s effective tax rate for the nine months ended September 30, 2018 compared to the prior period was also due to discrete items for changes to tax contingency reserves and one-time tax planning benefits recorded in the prior year, offset by the NYDFS Consent Order accrual recorded in the prior period, for which no tax benefit was recorded, and impacts from changes in the internal ownership of certain of the Company’s international subsidiaries within the consolidated group, which resulted in higher taxes for the nine months ended September 30, 2017. The Company currently expects that approximately 100% of the Company's pre-tax income will be derived from foreign sources for the year ending December 31, 2018. Certain portions of the Company's foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

In December 2017, the Tax Act was enacted into United States law. Certain of the Tax Act's impacts continue to be provisionally estimated through September 30, 2018 and will likely be adjusted in the fourth quarter of 2018 as the Company completes its accounting for these matters in accordance with a recent staff accounting bulletin issued by the SEC. For those areas of the Tax Act where the Company did not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting through September 30, 2018, the Company recorded provisional estimates which may need to be adjusted during 2018, and those subsequent adjustments will be recorded in the Company's 2018 provision for income taxes if the estimates change as the Company completes the accounting for these matters during 2018, as described below. While management believes it has made reasonable estimates for the numerous complex provisions in the law, tax expense continues to be provisional for the following items:

•
With respect to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, the determination of the amount of earnings, the amount of assets which are to be included as cash and other specified assets, and which are therefore subject to the higher effective tax rate specified in the Tax Act, and the related potential foreign tax implications continue to be provisional and subject to further analysis, including the Company's completion of the calculation for certain 2017 income tax returns. The Company filed its federal income tax return in October and expects to file all outstanding state and foreign income tax returns in the fourth quarter. The Company has completed its analysis for a significant number of its controlled foreign corporations. However, given the pending completion of certain 2017 income tax returns, the amount of this tax may change until the Company finalizes these calculations. The estimated tax provision amount related to this matter was $916 million for the year ended December 31, 2017. During the three and nine months ended September 30, 2018, the Company increased its estimate of this expense by $26.6 million and $19.5 million, respectively, because of revised estimates for the cash and other specified assets that are subject to the higher effective tax rate specified in the Tax Act and the effects of tax liabilities and tax contingency reserves on the Company's previously undistributed earnings of foreign subsidiaries, so that the estimated tax provision amount related to this matter is currently $935 million. These adjustments increased the Company's effective tax rate by 10.0% and 2.6% for the three and nine months ended September 30, 2018, respectively.

•
The Company recorded a provisional $87 million benefit for the year ended December 31, 2017 for the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. The Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances, and the amount is also subject to the Company's completion of the calculation for the 2017 state income tax returns. During the nine months ended September 30, 2018, the Company increased this provisional benefit by $5.1 million after further analysis of its tax liabilities. The provisional benefit related to this matter is currently $92 million. These adjustments reduced the Company's effective tax rate by 0.7% for the nine months ended September 30, 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
The Company provisionally estimated the total amount of outside basis differences with respect to its foreign subsidiaries as of December 31, 2017 to be $260 million (after giving effect to the Tax Act). These outside tax basis differences primarily relate to the remaining undistributed foreign earnings not subject to the tax on certain previously undistributed earnings of foreign subsidiaries pursuant to the Tax Act and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company's basis difference, the Company could be subject to United States income taxes, state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred tax liability continues to not be practicable because of the complexities associated with its hypothetical calculation, and therefore, no deferred income tax effects have been recognized with respect to such outside basis differences. The amount of total outside basis differences and appropriate deferred tax effects are impacted by the application of the Tax Act and certain 2017 income tax returns, which will be finalized during the fourth quarter of 2018.

•
Subsequent to the enactment of the Tax Act, the Company must make an accounting policy election to account for the tax effects of global intangible low-taxed income either as a component of income tax expense in the period the tax arises, or as a component of deferred taxes for temporary basis differences expected to reverse in future years. Given the complexity of the provisions, the Company is currently evaluating these provisions of the Tax Act and the related implications and has not finalized its accounting policy election. As the Company is still evaluating these provisions and its analysis of future taxable income subject to these provisions, the Company has included global intangible low-taxed income related to the three and nine months ended September 30, 2018 in its estimated annual effective tax rate and has not recorded additional income tax expense related to temporary differences that could arise from global intangible low-taxed income. The Company will finalize its accounting policy election during the fourth quarter of 2018.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company's consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2018 and December 31, 2017 was $323.8 million and $329.0 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $309.0 million and $319.6 million as of September 30, 2018 and December 31, 2017, respectively, excluding interest and penalties.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized $1.6 million and $(4.1) million of interest and penalties during the three months ended September 30, 2018 and 2017, respectively, and $2.4 million and $(2.7) million during the nine months ended September 30, 2018 and 2017, respectively. The Company has accrued $26.7 million and $25.4 million for the payment of interest and penalties as of September 30, 2018 and December 31, 2017, respectively.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The United States federal income tax returns of First Data, which include the Company, are eligible to be examined for 2005 and 2006. The Company's United States federal income tax returns since the Spin-off (other than 2010 - 2014) are also eligible to be examined.

The United States Internal Revenue Service ("IRS") completed its examination of the United States federal consolidated income tax returns of First Data for 2003 and 2004, which included the Company, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company's restructuring of its international operations in 2003 ("IRS Agreement"). The Company has made payments related to the IRS Agreement in prior years, with a substantial majority of these payments in the year ended December 31, 2012. During the three months ended September 30, 2018, the Company made cash payments under the IRS Agreement of approximately $120 million, including accrued interest and net of related tax benefits. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company's 2005 and pre-Spin-off 2006 taxable periods and issued its report on October 31, 2012 ("FDC 30-Day Letter"). Furthermore, the IRS completed its examination of the Company's United States federal consolidated income tax returns for the 2006 post-Spin-off period through 2009 and issued its report also on October 31, 2012 ("WU 30-Day Letter"). Both the FDC 30-Day Letter and the WU 30-Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments and adjusted its reserves accordingly. The Company concluded these matters during the three months ended September 30, 2018 with no further adjustments to its reserves.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14. Stock Compensation Plans
For the three and nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $11.2 million and $36.6 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $12.1 million and $36.1 million, respectively.
During the nine months ended September 30, 2018, the Company granted 0.4 million options at a weighted-average exercise price of $20.09 and 2.9 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $18.42. As of September 30, 2018, the Company had 6.3 million outstanding options at a weighted-average exercise price of $17.58, of which 5.2 million options were exercisable at a weighted-average exercise price of $17.18. The Company had 7.1 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $17.74 as of September 30, 2018. The majority of stock units do not provide for the payment of dividend equivalents. For those units, their value is reduced by the net present value of the foregone dividend equivalent payments.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2018 and 2017 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Consumer-to-Consumer	$1,107.4	$1,107.7	$3,325.9	$3,210.0
Business Solutions	100.2	99.4	290.0	289.6
Other (a)	180.2	197.6	572.4	586.4
Total consolidated revenues	$1,387.8	$1,404.7	$4,188.3	$4,086.0
Operating income (b):
Consumer-to-Consumer	$277.8	$260.3	$785.7	$758.7
Business Solutions	14.3	9.1	18.2	16.8
Other (a)	10.5	20.7	47.2	68.4
Total segment operating income (b)	302.6	290.1	851.1	843.9
NYDFS Consent Order (c)	—	—	—	(49.0)
Business transformation expenses (d)	—	(9.9)	—	(59.2)
Joint Settlement Agreements (e)	—	(8.0)	—	(8.0)
Total consolidated operating income (b)	$302.6	$272.2	$851.1	$727.7
____________

(a)	Other consists primarily of the Company's bill payments businesses in the United States and Argentina.

(b)
On January 1, 2018, the Company adopted an accounting pronouncement that requires the non-service costs of a defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in an increase of $0.6 million and $1.8 million to operating income for the three and nine months ended September 30, 2017, respectively, from the amounts previously reported, and this increase was allocated among the segments in a method consistent with the original allocation of this expense. Refer to Note 1 for further information.

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

(d)
Business transformation expenses for the three and nine months ended September 30, 2017 were not allocated to the segments. While certain of these items were identifiable to the Company's segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on business transformation related activities, see Note 5.

(e)
While expenses related to the Joint Settlement Agreements for the three and nine months ended September 30, 2017 were identifiable to the Company's Consumer-to-Consumer segment, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the Joint Settlement Agreements, see Note 7.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2018 compared to the same periods in 2017. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided. Beginning in the first quarter of 2018, we no longer present the "Derivative gains, net" line item in our Condensed Consolidated Statements of Income for all periods presented due to the early adoption of the new accounting pronouncement to improve the financial reporting of hedging relationships, as further described in Part I, Item 1, Financial Statements, Note 1, "Business and Basis of Presentation." Amounts previously reported in prior periods in "Derivative gains, net" are now reported in "Other income, net" in the Condensed Consolidated Statements of Income. Additionally, certain historical amounts reported in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 have been adjusted due to the adoption of an accounting standard related to pension costs, as further described in the Segment Discussion below.

Our revenues and operating income for the three and nine months ended September 30, 2018 were negatively impacted by the strengthening of the United States dollar compared to foreign currencies. The strengthening of the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $52.8 million and $43.0 million for the three and nine months ended September 30, 2018. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $41.6 million and $87.4 million for the three and nine months ended September 30, 2018. The reduction in revenues during the nine months ended September 30, 2018, primarily from the Argentine peso, was partially offset by the weakening of the United States dollar against various European currencies, primarily the euro and the British pound. The strengthening of the United States dollar compared to foreign currencies, including the Argentine Peso, negatively impacted operating income by $7.2 million and $13.5 million for the three and nine ended September 30, 2018, respectively, relative to the corresponding periods in the prior year.

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2018	2017	% Change	2018	2017	% Change
Revenues	$1,387.8	$1,404.7	(1)%	$4,188.3	$4,086.0	3%
Expenses:
Cost of services (a)	812.4	840.5	(3)%	2,467.0	2,482.7	(1)%
Selling, general and administrative	272.8	292.0	(7)%	870.2	875.6	(1)%
Total expenses	1,085.2	1,132.5	(4)%	3,337.2	3,358.3	(1)%
Operating income	302.6	272.2	11%	851.1	727.7	17%
Other income/(expense):
Interest income	1.6	1.3	26%	3.6	3.8	(4)%
Interest expense	(38.4)	(37.2)	3%	(111.4)	(104.2)	7%
Other income, net (a)	0.6	2.9	(84)%	13.1	9.4	38%
Total other expense, net	(36.2)	(33.0)	10%	(94.7)	(91.0)	4%
Income before income taxes	266.4	239.2	11%	756.4	636.7	19%
Provision for income taxes	57.8	3.6	(b)	116.6	72.9	60%
Net income	$208.6	$235.6	(11)%	$639.8	$563.8	13%
Earnings per share:
Basic	$0.47	$0.51	(8)%	$1.41	$1.20	18%
Diluted	$0.46	$0.51	(10)%	$1.40	$1.19	18%
Weighted-average shares outstanding:
Basic	446.8	462.8		454.8	470.6
Diluted	449.0	465.4		457.4	473.6
____________

(a)
On January 1, 2018, the Company adopted an accounting pronouncement that requires the non-service costs of a defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in reductions to "Cost of services" and "Other income, net" of $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, from the amounts previously reported. Refer to Part I, Item 1, Financial Statements, Note 1, "Business and Basis of Presentation," for further information.

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and nine months ended September 30, 2018 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues, as reported - (GAAP)	$1,387.8	$1,404.7	(1)%	$4,188.3	$4,086.0	3%
Foreign currency impact (a)			4%			1%
Revenue change, constant currency adjusted - (Non-GAAP)			3%			4%

(a)
The strengthening of the the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $52.8 million and $43.0 million for the three and nine months ended September 30, 2018, when compared to foreign currency rates in the corresponding periods of the prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $41.6 million and $87.4 million for the three and nine months ended September 30, 2018. The reduction in revenues during the nine months ended September 30, 2018, primarily from the Argentine peso, was partially offset by the weakening of the United States dollar against various European currencies, primarily the euro and the British pound.

For the three months ended September 30, 2018, GAAP revenues decreased, when compared to the corresponding period in the prior year, due to fluctuations in the exchange rate between the United States dollar and other currencies, which negatively impacted revenue by 4%, partially offset by Consumer-to-Consumer transaction growth. For the nine months ended September 30, 2018, GAAP revenues increased when compared to the corresponding period in the prior year. The increase in revenue was the result of transaction growth in our Consumer-to-Consumer segment of 4% for the nine months ended September 30, 2018. The increase in revenues constant currency adjusted (Non-GAAP) for the three and nine months ended September 30, 2018, was the result of an increase in local currency revenue per transaction in our Argentine operations, including our cash-based bill payment business, primarily due to inflation, and transaction growth in our Consumer-to-Consumer segment.

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

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and nine months ended September 30, 2018. Cost of services decreased for the three months ended September 30, 2018, compared to the corresponding period in the prior year, due to decreased variable costs, including agent commissions in our Consumer-to-Consumer money transfer business, which vary with revenues, including due to fluctuations in the exchange rate between the United States dollar and foreign currencies, and decreased severance and related employee benefits, and other expenses related to a business transformation initiative referred to as the WU Way, as further discussed below. Cost of services decreased for the nine months ended September 30, 2018, compared to the corresponding period in the prior year, due to a decrease in expenses related to the WU Way, as further described above, partially offset by increased variable costs, as further described above, and increased bank fees, primarily in our United States electronic bill payments services.

Selling, general and administrative

Selling, general and administrative decreased for the three months ended September 30, 2018, compared to the corresponding period in the prior year, due to higher employee incentive compensation in the prior year, decreased marketing expenses, and consulting service fees, severance and related employee benefits, and other expenses related to the WU Way which were incurred only in the prior period. Selling, general and administrative decreased for the nine months ended September 30, 2018, compared to the corresponding period in the prior year, due to decreased expenses related to the WU Way, as described above, partially offset by increased marketing expenses, compliance expenses, and other employee-related costs. Additionally, selling, general and administrative expenses for the three and nine months ended September 30, 2017 were impacted by $8 million of expenses related to the independent compliance auditor required by the Joint Settlement Agreements recorded during the third quarter of 2017, and selling, general and administrative expenses for the nine months ended September 30, 2017 were impacted by a $49 million accrual related to the NYDFS Consent Order.

Total other expense, net
Total other expense, net increased for the three months ended September 30, 2018, compared to the corresponding period in the prior year, due to lower derivatives gains primarily due to the adoption of an accounting standard as described in Part I, Item 1, Financial Statements, Note 11, "Derivatives," and higher interest expense related to an increase in the weighted-average effective interest rate on our debt. Total other expense, net increased for the nine months ended September 30, 2018 compared to the corresponding period in the prior year due to lower derivative gains and higher interest expense, as described above, partially offset by foreign exchange gains realized during the first half of 2018 on certain U.S. dollar-denominated assets in our Argentina cash-based bill payments business.

Income taxes

Our effective tax rates on pre-tax income were 21.7% and 1.5% for the three months ended September 30, 2018 and 2017, respectively, and 15.4% and 11.4% for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rates for the three and nine months ended September 30, 2018, as shown above, were increased by 10.0% and 1.9%, respectively, due to adjustments to our provisional accounting for the Tax Act, as further described below. The increase in our effective tax rate for the three months ended September 30, 2018 compared to the prior period was also due to discrete items for changes in tax contingency reserves and the impacts from changes in the internal ownership of certain of our international subsidiaries within the consolidated group during 2017, both of which resulted in lower taxes for the three months ended September 30, 2017. The increase in our effective tax rate for the nine months ended September 30, 2018 compared to the prior period was also due to discrete items for changes to tax contingency reserves and one-time tax planning benefits recorded in the prior year, offset by the NYDFS Consent Order accrual recorded in the prior period, for which no tax benefit was recorded, and impacts from changes in the internal ownership of certain of our international subsidiaries within the consolidated group, which resulted in higher taxes for the nine months ended September 30, 2017.

Provisional Tax Act amounts

In December 2017, the Tax Act was enacted into United States law. Certain of the Tax Act's impacts continue to be provisionally estimated through September 30, 2018 and will likely be adjusted in the fourth quarter of 2018 as we complete our accounting for these matters in accordance with a recent staff accounting bulletin issued by the SEC. For those areas of the Tax Act where we did not have the necessary information available, prepared, or analyzed in reasonable detail to complete our accounting through September 30, 2018, we recorded provisional estimates which we may need to adjust during 2018, and those subsequent adjustments will be recorded in our 2018 provision for income taxes if our estimates change as we complete the accounting for these matters during 2018, as described below. While we believe we have made reasonable estimates for the numerous complex provisions in the law, tax expense continues to be provisional for the following items:

•
With respect to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, the determination of the amount of earnings, the amount of assets which are to be included as cash and other specified assets, and which are therefore subject to the higher effective tax rate specified in the Tax Act, and the related potential foreign tax implications continue to be provisional and subject to further analysis, including our completion of the calculation for certain 2017 income tax returns. We filed our federal income tax return in October and expect to file all outstanding state and foreign income tax returns in the fourth quarter. We have completed our analysis for a significant number of our controlled foreign corporations. However, given the pending completion of certain 2017 income tax returns, the amount of this tax may change until we finalize these calculations. The estimated tax provision amount related to this matter was $916 million for the year ended December 31, 2017. During the three and nine months ended September 30, 2018, we increased our estimate of this expense by $26.6 million and $19.5 million, respectively, because of revised estimates for the cash and other specified assets that are subject to the higher effective tax rate specified in the Tax Act and the effects of tax liabilities and tax contingency reserves on our previously undistributed earnings of foreign subsidiaries, so that the estimated tax provision amount related to this matter is currently $935 million. These adjustments increased our effective tax rate by 10.0% and 2.6% for the three and nine months ended September 30, 2018, respectively.

•
We recorded a provisional $87 million benefit for the year ended December 31, 2017 for the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. We are still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances, and the amount is also subject to our completion of the calculation for the 2017 state income tax returns. During the nine months ended September 30, 2018, we increased this provisional benefit by $5.1 million after further analysis of our tax liabilities. The provisional benefit related to this matter is currently $92 million. These adjustments reduced our effective tax rate by 0.7% for the nine months ended September 30, 2018.

•
We provisionally estimated the total amount of outside basis differences with respect to our foreign subsidiaries as of December 31, 2017 to be $260 million (after giving effect to the Tax Act). These outside tax basis differences primarily relate to the remaining undistributed foreign earnings not subject to the tax on certain previously undistributed earnings of foreign subsidiaries pursuant to the Tax Act and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of this basis difference, we could be subject to United States income taxes, state income taxes and possible withholding taxes payable to various foreign countries. Determination of this amount of unrecognized deferred tax liability continues to not be practicable because of the complexities associated with its hypothetical calculation, and therefore, no deferred income tax effects have been recognized with respect to such outside basis differences. The amount of total outside basis differences and appropriate deferred tax effects are impacted by our application of the Tax Act and certain 2017 income tax returns, which will be finalized during the fourth quarter of 2018.

•
Subsequent to the enactment of the Tax Act, we must make an accounting policy election to account for the tax effects of global intangible low-taxed income either as a component of income tax expense in the period the tax arises, or as a component of deferred taxes for temporary basis differences expected to reverse in future years. Given the complexity of the provisions, we are currently evaluating these provisions of the Tax Act and the related implications and have not finalized our accounting policy election. As we are still evaluating these provisions and our analysis of future taxable income subject to these provisions, we have included global intangible low-taxed income related to the three and nine months ended September 30, 2018 in our estimated annual effective tax rate and have not recorded additional income tax expense related to temporary differences that could arise from global intangible low-taxed income. We will finalize this accounting policy election during the fourth quarter of 2018.

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

Moreover, we may be subject to additional tax on certain payments to our foreign affiliates in 2019 and thereafter under the Base Erosion Anti-Abuse Tax ("BEAT") provisions of the Tax Act, as the minimum BEAT rate increases from 5% in 2018 to 10% in 2019 through 2025. We continue to evaluate the impact of the BEAT and potential alternatives to mitigate such impact. However, if we are not successful at mitigating this impact, the BEAT could have a material adverse effect on our financial condition, results of operations, and cash flows.

We have established contingency reserves for a variety of material, known tax exposures. As of September 30, 2018, the total amount of tax contingency reserves was $334.5 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended September 30, 2018 and 2017, basic earnings per share were $0.47 and $0.51, respectively, and diluted earnings per share were $0.46 and $0.51, respectively. During the nine months ended September 30, 2018 and 2017, basic earnings per share were $1.41 and $1.20, respectively, and diluted earnings per share were $1.40 and $1.19, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2018 and 2017, there were 2.2 million and 3.3 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive. For the nine months ended September 30, 2018 and 2017, there were 2.0 million and 2.9 million, respectively, of outstanding options to purchase shares of Western Union stock excluded from the diluted earnings per share calculation under the treasury stock method as their effect was anti-dilutive.

Earnings per share for both the three and nine months ended September 30, 2018 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income and lower weighted-average shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions.

On January 1, 2018, we adopted an accounting pronouncement that requires the non-service costs of the defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in an increase of $0.6 million and $1.8 million to operating income, respectively, for the three and nine months ended September 30, 2017 from the amounts previously reported, and this increase was allocated among the segments in a method consistent with the original allocation of this expense. Segment results for the three and nine months ended September 30, 2017 in the discussion and tables below have been adjusted to conform with the new presentation.

As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete.We incurred expenses related to the WU Way of $9.9 million and $59.2 million, respectively, during the three and nine months ended September 30, 2017. While certain items related to the initiative were identifiable to our segments, they were not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on this business transformation initiative, see Note 5 in Part I, Item 1, Financial Statements.

We accrued $49 million related to the NYDFS Consent Order during the second quarter of 2017 and $8 million related to the independent compliance auditor required by the Joint Settlement Agreements during the third quarter of 2017. While these expenses were identifiable to our Consumer-to-Consumer segment, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on the NYDFS Consent Order and the Joint Settlement Agreements, see Note 7 in Part I, Item 1, Financial Statements.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consumer-to-Consumer	80%	79%	79%	79%
Business Solutions	7%	7%	7%	7%
Other	13%	14%	14%	14%
	100%	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$1,107.4	$1,107.7	0%	$3,325.9	$3,210.0	4%
Operating income	$277.8	$260.3	7%	$785.7	$758.7	4%
Operating income margin	25%	23%		24%	24%
Key indicator:
Consumer-to-Consumer transactions	71.8	69.2	4%	212.7	204.4	4%

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

The geographic split for transactions and revenue in the table that follows, including transactions conducted through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Included in each region's transaction and revenue percentages in the tables below are transactions conducted through westernunion.com for the three and nine months ended September 30, 2018 and 2017. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are conducted through westernunion.com.

The table below sets forth revenue and transaction changes by geographic region compared to the same periods in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth/(Decline)	Revenue Growth/(Decline), as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth/(Decline) (a) - (Non-GAAP)	Transaction Growth
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	2%	0%	2%	1%	3%	0%	3%	2%
Europe and Russia/CIS ("EU & CIS")	3%	(1)%	4%	8%	9%	5%	4%	8%
Middle East, Africa, and South Asia ("MEASA")	(7)%	(1)%	(6)%	2%	(4)%	0%	(4)%	0%
Latin America and the Caribbean ("LACA") (b)	2%	(14)%	16%	11%	10%	(10)%	20%	15%
East Asia and Oceania ("APAC")	(10)%	(1)%	(9)%	(2)%	(4)%	1%	(5)%	0%
Total Consumer-to-Consumer growth:	0%	(2)%	2%	4%	4%	1%	3%	4%

westernunion.com (c)	19%	(1)%	20%	23%	21%	1%	20%	24%
____________

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior periods.

(b)
Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation, and transaction growth in our Argentine operations.

(c)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	37%	36%	37%	37%
EU & CIS	32%	31%	32%	31%
MEASA	15%	16%	15%	16%
LACA	9%	9%	9%	8%
APAC	7%	8%	7%	8%

Westernunion.com, which is included in the regional percentages above, represented approximately 12% and 11% of our Consumer-to-Consumer revenues for the three and nine months ended September 30, 2018. Westernunion.com represented approximately 10% of our Consumer-to-Consumer revenues for both the three and nine months ended September 30, 2017.

Our consumers transferred $22.1 billion and $21.0 billion in Consumer-to-Consumer principal for the three months ended September 30, 2018 and 2017, of which $20.1 billion and $19.0 billion related to cross-border principal for the same corresponding periods described above, respectively. Our consumers transferred $65.3 billion and $60.5 billion in Consumer-to-Consumer principal for the nine months ended September 30, 2018 and 2017, of which $59.4 billion and $55.0 billion related to cross-border principal for the same corresponding periods described above, respectively.

Revenues
All comparisons in the discussion below are for the three and nine months ended September 30, 2018 compared to the corresponding periods in the prior year.
Consumer-to-Consumer money transfer revenue was flat and increased 4% for the three and nine months ended September 30, 2018, compared to the corresponding periods in the prior year, on transaction growth of 4% for both the three and nine months ended September 30, 2018. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% for the three months ended September 30, 2018 and positively impacted revenue by 1% for the nine months ended September 30, 2018 compared to the corresponding periods in the prior year, respectively. Constant currency revenue growth and transaction growth were driven by growth in westernunion.com for the three and nine months ended September 30, 2018.
Our NA region revenue increased 2% and 3% for the three and nine months ended September 30, 2018, compared to the corresponding periods in the prior year, on transaction growth of 1% and 2%, respectively. The increase in revenue for both the three and nine months ended September 30, 2018 was primarily due to transaction growth in our United States outbound services and net price increases, partially offset by lower revenue generated from money transfers sent and received within the United States.
Our EU & CIS region revenue increased 3% and 9% for the three and nine months ended September 30, 2018, compared to the corresponding periods in the prior year, respectively, on transaction growth of 8% for both the three and nine months ended September 30, 2018. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for the three months ended September 30, 2018 and positively impacted revenue by 5% for the nine months ended September 30, 2018. Revenue was positively impacted by transaction growth in France and Spain for both the three and nine months ended September 30, 2018.
Our MEASA region revenue decreased 7% and 4% for three and nine months ended September 30, 2018, compared to the corresponding periods in the prior year, respectively, on transaction growth of 2% and flat transaction growth for the three and nine months ended September 30, 2018. Revenue for the three and nine months ended September 30, 2018 was negatively impacted by net price decreases. Additionally, fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 1% for the three months ended September 30, 2018.

Our LACA region revenue increased 2% and 10% for the three and nine months ended September 30, 2018, compared to the corresponding periods in the prior year, on transaction growth of 11% and 15%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 14% and 10% for the three and nine months ended September 30, 2018. Revenues were negatively impacted by the strengthening of the United States dollar against the Argentine peso, partially offset by an increase in local currency revenue per transaction, primarily due to inflation, and transaction growth in our Argentine operations.

Our APAC region revenue decreased 10% and 4% for the three and nine months ended September 30, 2018, compared to the corresponding periods in the prior year, on transaction declines of 2% and flat transaction growth for the three and nine months ended September 30, 2018, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for the three months ended September 30, 2018 and positively impacted revenue by 1% for the nine months ended September 30, 2018. Revenue for the three and nine months ended September 30, 2018 was negatively impacted by net price decreases and mix.

We have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently.

Operating income
Consumer-to-Consumer operating income increased 7% and 4% during the three and nine months ended September 30, 2018 compared to the corresponding periods in the prior year. Results for the three months ended September 30, 2018 were positively impacted by decreased variable costs, including agent commissions, higher employee incentive compensation in the prior year, and decreased marketing expenses. Results for the nine months ended September 30, 2018 were positively impacted by the revenue increases described above, partially offset by increased marketing expenses and other employee-related costs. The changes in operating margin for both the three and nine months ended September 30, 2018 are due to the factors described above in addition to fluctuations between the United States dollar and other currencies, net of the impact of foreign currency hedges.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$100.2	$99.4	1%	$290.0	$289.6	0%
Operating income	$14.3	$9.1	57%	$18.2	$16.8	8%
Operating income margin	14%	9%		6%	6%

Revenues
Business Solutions revenue increased 1% and was flat for the three and nine months ended September 30, 2018, respectively, when compared to the corresponding periods in the prior year. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 2% for the three months ended September 30, 2018 and positively impacted revenue by 2% for the nine months ended September 30, 2018.

Operating income
For the three months ended September 30, 2018, operating income and operating income margin increased when compared to the corresponding period in the prior year due to reductions in certain expenses, some of which were timing-related. For the nine months ended September 30, 2018, operating income and the related margin remained materially consistent when compared to the corresponding period of the prior year.

Other

The following table sets forth Other results for the three and nine months ended September 30, 2018 and 2017. Other primarily includes our electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$180.2	$197.6	(9)%	$572.4	$586.4	(2)%
Operating income	$10.5	$20.7	(49)%	$47.2	$68.4	(31)%
Operating income margin	6%	11%		8%	12%

Revenues

Other revenue decreased 9% and 2% for the three and nine months ended September 30, 2018 compared to the corresponding periods in the prior year, primarily due to the strengthening of the United States dollar against foreign currencies, including the Argentine peso, which negatively impacted revenue growth by 16% and 11% for the three and nine months ended September 30, 2018. The decrease for the three and nine months ended September 30, 2018 was partially offset by an increase in local currency revenue per transaction, primarily due to inflation, and transaction growth in our Argentina cash-based bill payment services. Additionally, revenue decreased for the three and nine months ended September 30, 2018 due to a decrease in our United States electronic bill payments services.

Operating income

Other operating income decreased for the three months ended September 30, 2018, compared to the corresponding period in the prior year, due to the decrease in revenues as described above. The decrease in Other operating income for the nine months ended September 30, 2018, compared to the corresponding period in the prior year, is primarily due to increased bank fees in our United States electronic bill payments services and the revenue decreases described above. The changes in operating margins were also due to these factors.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.65 billion revolving credit facility ("Revolving Credit Facility"), which expires in September 2020 and supports our $1.5 billion commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility in excess of $150 million. As of September 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility and $369.0 million in borrowings on the commercial paper program.

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

Cash and Investment Securities

As of September 30, 2018 and December 31, 2017, we had $0.8 billion of cash and cash equivalents. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as "Settlement assets" on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as "Cash and cash equivalents" within "Settlement assets," to fund settlement obligations.

Investment securities, classified within "Settlement assets," were $1.3 billion and $1.4 billion as of September 30, 2018 and December 31, 2017, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of September 30, 2018, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $518.5 million during the nine months ended September 30, 2018, from $423.1 million in the comparable period in the prior year. Cash provided by operating activities for the nine months ended September 30, 2018 was negatively impacted by approximately $120 million of payments related to an agreement with the IRS resolving substantially all of the issues related to our restructuring of our international operations in 2003, as further described in Part I, Item 1, Financial Statements, Note 13, "Income Taxes," $64 million of payments related to tax on certain of our previously undistributed foreign earnings associated with the Tax Act and a $60 million payment related to the NYDFS Consent Order and payments related to our business transformation initiative as discussed in Part I, Item 1, Financial Statements, Note 5, "Business Transformation Expenses." Cash provided by operating activities for the nine months ended September 30, 2017 was impacted by cash payments of $591 million due under the Joint Settlement Agreements, in addition to payments related to our business transformation initiative. Cash provided by operating activities can also be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

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

As of September 30, 2018, we have outstanding borrowings at par value of $3,311.7 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2019 to 2040, and our borrowings also include our floating rate notes due in 2019 and our floating rate term loan.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.65 billion is approximately 11%. As of September 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility in excess of $150 million. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $369.0 million of commercial paper borrowings outstanding as of September 30, 2018. During the nine months ended September 30, 2018, the average commercial paper balance outstanding was $70.2 million and the maximum balance outstanding was $551.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $248.1 million and $122.5 million for the nine months ended September 30, 2018 and 2017, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the nine months ended September 30, 2018 and 2017, 17.4 million and 24.3 million shares were repurchased for $350.0 million and $475.0 million, respectively, excluding commissions, at an average cost of $20.07 and $19.54, respectively. As of September 30, 2018, $593.5 million remained available under the share repurchase authorization approved by our Board of Directors through December 31, 2019.

Our Board of Directors declared quarterly cash dividends of $0.19 per common share for each of the first three quarters of 2018, representing $257.8 million in total dividends.

Debt Service Requirements

Our 2018 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. In August 2018, our notes of $400.0 million matured. We funded this maturity using proceeds from our 2023 Notes, commercial paper and cash, including cash generated from operations.

Tax Act Requirements

As previously discussed, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, which we have elected to pay in periodic installments over the next eight years. Under the terms of the law, we owe 8% of this liability in each of the first five years after the enactment (2018 through 2022), with 15%, 20%, and 25% of the tax owed in 2023, 2024, and 2025, respectively. During the nine months ended September 30, 2018, we made installment payments of $64 million. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Other Commercial Commitments

We had approximately $245 million in outstanding letters of credit and bank guarantees as of September 30, 2018 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that we may provide as part of our legal matters described in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies."

As of September 30, 2018, our total amount of unrecognized income tax benefits was $347.8 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

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
In our Annual Report on Form 10-K, we disclosed that the carrying value and estimated fair value of the Business Solutions reporting unit were the same as of December 31, 2017, after we recognized a non-cash goodwill impairment charge in the year then ended. The reporting unit's fair value continues to be sensitive to changes in projections for revenue growth rates and EBITDA margins. As of September 30, 2018, the Business Solutions reporting unit had $532 million of goodwill. Any further reduction in anticipated future operating cash flows in the Business Solutions reporting unit would likely result in another write-down of goodwill.

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

As of December 31, 2017, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $35 million based on our 2018 forecast of unhedged exposure to foreign currency at that date. As of September 30, 2018, the exposure for the next twelve months is not materially different based on our forecast of unhedged exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of September 30, 2018 of approximately $2.1 billion. Approximately $1.1 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of September 30, 2018, we had a total of approximately $1 billion of borrowings, not including commercial paper, that are subject to floating interest rates. Our Floating Rate Notes had an outstanding balance of $250.0 million as of September 30, 2018, and had an effective interest rate of 3.4% or 80 basis points above three-month LIBOR. In addition, as of September 30, 2018, a total of $175.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 300 basis points above LIBOR. Finally, interest on $567.8 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 150 basis points. Borrowings of $369.0 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to increase the percentage of floating rate debt, subject to market conditions. As of September 30, 2018, our weighted-average effective rate on total borrowings was approximately 4.4%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $14 million based on borrowings, net of the impact of hedges, on September 30, 2018 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2018 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $11 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment, and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to credit risk directly from consumer transactions, particularly through our electronic channels, where transactions are originated through means other than cash and therefore are subject to "chargebacks," insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our money transfer business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 1, 2018

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

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company's insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys’ fees, costs, and incentive award. On August 31, 2018, the Court issued an order approving the settlement, in which the Court modified the class definition slightly and ordered the parties to provide additional notice to the class. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company's insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company's financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

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

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The process for notifying potential class members has been completed and the case is currently in the evidentiary stage. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

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

On April 26, 2018, the Company, its WUFSI subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil RICO and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18-cv-00998-KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The plaintiffs filed an amended complaint on July 17, 2018. The amended complaint is similar to the original complaint, although it adds additional named plaintiffs and additional counts, including claims on behalf of putative California, Florida, Georgia, Illinois, and New Jersey subclasses for alleged violations of the California Unfair Competition Law, the Florida Deceptive and Unfair Trade Practices Act, the Georgia Fair Business Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the New Jersey Consumer Fraud Act. On August 28, 2018, the Company and the other defendants moved to stay the action in favor of individual arbitrations with the named plaintiffs, which defendants contend are contractually required. The parties are engaged in limited discovery related to the arbitration issue, which also will involve further briefing, and the case is otherwise stayed pending a determination of that issue. The action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
July 1 - 31	1,674,922	$20.29	1,643,737	$660.2
August 1 - 31	1,930,845	$19.07	1,915,694	$623.6
September 1 - 30	1,603,037	$18.90	1,594,226	$593.5
Total	5,208,804	$19.41	5,153,657
____________

*
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**
On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $593.5 million remained available as of September 30, 2018. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date:	November 1, 2018	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2018	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 1, 2018	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)