Form 10-K
period 2018-12-31
Western Union CO
filed 2019-02-21
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001‑32903

THE WESTERN UNION COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	20‑4531180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

THE WESTERN UNION COMPANY

7001 East Belleview Avenue

Denver, Colorado 80237

(Address of principal executive offices)

Registrant’s telephone number, including area code: (866) 405‑5012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻	Non-accelerated filer ◻

Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ◻ No ☑

As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.0 billion based on the closing sale price of $20.33 of the common stock as reported on the New York Stock Exchange.

As of February 13, 2019, 435,890,819 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2019 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10‑K

.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of the Annual Report on Form 10‑K of The Western Union Company (the “Company,” “Western Union,” “we,” “our” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout the Annual Report on Form 10‑K. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events Related to Our Business and Industry

•

changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, or non-performance by our banks, lenders, insurers, or other financial services providers;

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

•

political conditions and related actions, including trade restrictions and government sanctions, in the United States and abroad which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients;

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

•

mergers, acquisitions, and the integration of acquired businesses and technologies into our Company, divestitures, and the failure to realize anticipated financial benefits from these transactions, and events requiring us to write down our goodwill;

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

•

changes in tax laws, or their interpretation, including with respect to United States tax reform legislation enacted in December 2017 (the “Tax Act”), any subsequent regulation, and potential related state income tax impacts, and unfavorable resolution of tax contingencies;

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

•

increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration;

•

liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with the settlement agreements with the United States Department of Justice, certain United States Attorney’s Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the “Joint Settlement Agreements”), and those associated with the January 4, 2018 consent order which resolved a matter with the New York State Department of Financial Services (the “NYDFS Consent Order”);

•	liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements and judgments;
•

failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation (“GDPR”) approved by the European Union (“EU”);

•

failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau (“CFPB”) and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection and derivative transactions;

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

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of a well-recognized brand to transfer funds. Our Consumer-to-Consumer money transfer service enables people to send money around the world, usually within minutes. As of December 31, 2018, our services were available through a global network of over 550,000 agent locations in more than 200 countries and territories, with more than 90% of those locations outside the United States, and through many Western Union branded websites in a growing number of countries and territories. Each location in our agent network is capable of facilitating a consumer’s use of one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2018, more than 70% of our locations had experienced money transfer activity in the previous 12 months.

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

All businesses and other services that have not been classified in these segments are reported as “Other,” which primarily include our electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. The majority of our cash-based bill payments services are led by one executive, and the majority of our electronic-based bill payments services are led by another executive. The Chief Operating Decision Maker (“CODM”) allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. Our money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, are also included in “Other.”

The table below presents the components of our consolidated revenue.

	Year Ended December 31,
	2018	2017	2016
Consumer-to-Consumer	80%	79%	79%
Business Solutions	7%	7%	7%
Other	13%	14%	14%
	100%	100%	100%

No individual country outside the United States accounted for more than 7% of our consolidated revenue for each of the years ended December 31, 2018, 2017 and 2016.

See Part I, Item 1A, Risk Factors, for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 80% of our total consolidated revenues for 2018. A substantial majority of these transfers were cross-border transactions. We view our money transfer service, including our online money transfer transactions conducted and funded through Western Union branded websites and mobile apps (“westernunion.com”), as one interconnected global network where a money transfer can be sent from one location to another, around the world. Although most remittances are sent from one of our agent locations worldwide, in some countries and territories we offer the ability to initiate transactions from a Western Union branded website. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include westernunion.com in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Operations

Our revenues are primarily derived from consideration paid by consumers to transfer money. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate set by us to the consumer and the rate available in the wholesale foreign exchange market, and speed of service, as applicable.

In a typical walk-in money transfer transaction, a consumer goes to one of our agent or subagent locations and provides information specifying, among other things, the name and other identifying information regarding the recipient, and delivers the principal amount of the money transfer and the fee, to the agent or sub-agent. Certain of these processes are streamlined for consumers who participate in our loyalty programs. The sending agent enters the transaction information into our money transfer system and the funds are made available for payment, usually within minutes, in the country specified by the consumer. In some jurisdictions, the agent collects the principal and fees after the presentation of our written disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. The agent then provides the consumer with a unique identifying number assigned by our system, which the consumer must communicate in order for the recipient to obtain the principal. The recipient generally enters an agent location in the designated receiving country or territory, presents the unique identifying number and identification, where applicable, and is paid the transferred amount by our agent based on the information in our system. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the recipient’s institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction, the send and receive country or territory, and speed of service.

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

No individual country outside the United States accounted for greater than 8% of this segment’s revenue during all periods presented.

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

•

Online money transfer. In many countries and territories, consumers can initiate a money transfer from a Western Union branded website. Additionally, in certain countries and territories, consumers can initiate a Western Union money transfer through their bank’s online banking services.

Consumers can fund a transaction in a variety of ways, in addition to cash. For example, at certain of our agent locations, consumers can fund a transaction using a debit card, and, where available, consumers can fund a money transfer from an account and through an account using an automated teller machine (“ATM”). In our online money transfer channel, consumers can generally fund transactions using a credit card, debit card, electronic funds transfer processed through the automated clearing house (“ACH”) payment system or similar system outside the United States, or other bank account-based payment.

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

Distribution and Marketing Channels

We offer our Consumer-to-Consumer service to consumers around the world primarily through our global network of third-party agents and sub-agents in most countries and territories, with approximately 90% of our agent locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services, and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations as well as smaller independent retail locations which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets that they serve and leverage this local knowledge to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us for more than 20 years, on average, and in 2018, these long-standing agents were involved in transactions that generated approximately 60% of our Consumer-to-Consumer revenue. No individual agent accounted for greater than 10% of the segment’s revenue during all periods presented.

We provide our third-party agents with access to our multi-currency, real-time money transfer processing systems which are used to originate and pay money transfers. Our systems and processes enable our agents to pay money transfers in nearly 130 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the point of sale presence and facilitate the interface with Western Union required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support and consumer relationship management to our agents, as well as compliance training and related support. Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although the subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations. Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card or account payout options. While we typically perform services under the Western Union brand, in certain geographic regions, we operate under other brands targeted to the local market.

We market our services to consumers in a number of ways, directly and indirectly through our agents and their subagents, leveraging promotional activities, grassroots, direct-to-consumer communications and digital advertising. Our marketing strategy includes loyalty programs such as “My WUSM” and “Gold Card” which are available in certain countries and territories. These programs offer consumers faster service at the point-of-sale and the opportunity to earn points on eligible products and channels (including westernunion.com and mobile apps) that can be redeemed for rewards, such as reduced transaction fees; however, such redemption activity has been insignificant to the results of our operations.

Industry Trends

Trends in the cross-border money transfer business tend to correlate to migration trends, global economic opportunity and related employment levels worldwide. Another significant trend impacting the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist financing and consumer protection. Regulations require money transfer providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and businesses to use money transfer services, either of which could have an adverse effect on money transfer providers’ revenues and operating income. For further discussion of the regulatory impact on our business, see the “Regulation” discussion in this section, Part I, Item 1A, Risk Factors, and the “Enhanced Regulatory Compliance” section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents. Further, we are seeing increased competition from, and increased market acceptance of, electronic, mobile, and Internet-based money transfer services as well as digital currencies.

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

•

Banks, postbanks, and post offices - Banks, postbanks, and post offices of all sizes compete with us in a number of ways, including money transfers, bank transfer and wire services, payment instrument issuances, and card-based services.

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

Business Solutions Segment

In our Business Solutions segment, which represented 7% of our total consolidated revenues for 2018, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.

Operations

The significant majority of our revenue in this segment is derived from foreign exchange resulting from the difference between the exchange rate set by us to the customer and the rate available in the wholesale foreign exchange market. Customers may make an electronic or wire transfer or remit a check in order to initiate a transaction. Our Internet services are provided through our own websites and also, from time to time, in conjunction with others. The majority of the segment’s revenue was generated outside the United States during all periods presented.

Services

Business Solutions payment transactions are conducted through various channels including the phone and via the Internet. Payments are made predominately through electronic transfers, but in some situations, checks are remitted. The majority of Business Solutions’ business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. For certain industries such as educational institutions, financial institutions, and law firms, we provide tailored payment solutions. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments, which usually generate higher revenue per transaction than spot payments.

Distribution and Marketing Channels

Our Business Solutions services are offered primarily over the phone, through third-party channels, and via the Internet. Our Internet services are marketed through our own websites as well as, from time to time, co-branding arrangements with third-party websites.

Our customer relationships are a core component of our business payments services. No individual customer accounted for greater than 10% of this segment’s revenue.

Industry Trends

The business-to-business payments industry has evolved rapidly with technological innovations that have created new competitors and methods of processing payments from businesses to other businesses. The various products and services within the business-to-business payments industry are in varying stages of development. Business-to-business payments, especially cross-border, cross-currency transactions, are also dependent on global trade trends and regulations. Increased anti-money laundering, anti-terrorist financing, consumer protection regulations and compliance requirements, and increased regulations and compliance requirements applicable to the offering of derivatives, are impacting the business-to-business payments industry. We believe these increases in competition and regulatory costs are likely to continue in this segment.

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

Other

Our remaining businesses and services, which primarily include our electronic-based and cash-based bill payment services and money order services, are grouped in “Other,” which also includes certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures. Other represented 13% of our total consolidated revenues for 2018.

Our electronic-based and cash-based bill payment services provide fast and convenient options to make one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. We believe our business customers who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customers’ payments. In many circumstances, our relationships with business customers also provide them with an additional source of income and reduce their expenses for handling of payments.

Consumers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Other revenue is derived primarily from transaction fees paid by consumers and billers. In our electronic-based bill payments services, which primarily include our Speedpay® service, consumers may make an electronic payment on the Internet or over the phone using their credit or debit card, or through ACH. Our Internet services are provided through our own websites or through third-party websites for which we act as the service provider. In our cash-based bill payments services, consumers may make a cash payment at an agent or Company-owned location. The substantial majority of our electronic-based bill payments revenue was generated in the United States during all periods presented, and the majority of our cash-based bill payments revenue was generated in Argentina during all periods presented, with the remainder primarily generated in the United States.

Intellectual Property

The Western Union® logos, trademarks, service marks and trade dress are registered and/or used worldwide and are material to our Company. The WU® service mark and logos are also registered and used in many countries around the world. We offer money transfer services under the Western Union, Orlandi ValutaSM and Vigo® brands. We also provide various payment and other services such as Western Union Business Solutions, Speedpay, Pago Fácil, Western Union Payments, Quick Collect, Quick Pay, Pay@WU, Quick Cash, and Convenience Pay. Our operating results have allowed us to invest significantly each year to support our brands, and in some regions, our agents have also contributed financial resources to assist with marketing our services.

Risk Management

Our Company has a credit risk management department that evaluates and monitors our credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We also are exposed to credit risk directly from consumer and business transactions, particularly where transactions are originated through means other than cash, such as those initiated through electronic channels, and therefore are subject to “chargebacks,” insufficient funds, or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our business. Our credit risk management team monitors fraud risks jointly with our information security and global compliance departments, performs credit reviews before agent signings, and conducts periodic analyses of agents and certain other parties that we transact with directly.

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

A key component of the Western Union business model is our ability to manage financial risk associated with conducting transactions worldwide. We currently settle with the majority of our agents in United States dollars, euros, or Mexican pesos, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of money transfer transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. We also utilize foreign currency forward contracts to mitigate the risks associated with currency fluctuations and to provide predictability of future cash flows. We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Business Solutions business. The majority of this business’ revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

Our financial results may fluctuate due to changes in interest rates. We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities and many other countries and jurisdictions, including the European Union. These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services, the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, and/or the seizure of our assets. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies.”

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program, comprised of policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. As of December 31, 2018, these programs included dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents’ compliance activities. In 2018, we spent approximately $200 million on our compliance and regulatory programs.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act in the United States, as amended (collectively, the “BSA”), and similar laws and regulations in the U.S. and abroad. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. In addition to United States federal laws and regulations, many other countries and states impose similar and, in some cases, more stringent requirements. These requirements may also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents and subagents inside and outside the United States, and certain states also require money transfer companies to conduct similar due diligence reviews. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent settlement agreements being reached with Western Union, other money transfer providers and several large financial institutions. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies.”

Economic and trade sanctions programs administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified foreign nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. We provide limited money transfer and payments services to parties in Cuba, Syria, and the Crimea region of Ukraine in accordance with United States laws authorizing such services and pursuant to and as authorized by advisory opinions of, or specific or general licenses issued by, OFAC.

In the United States, almost all states license certain of our services and many exercise authority over the operations of certain aspects of our business and, as part of this authority, regularly examine us. Many states require us to invest the principal of outstanding money orders, money transfers, or payments in highly-rated, investment grade securities, and our use of such investments is restricted to satisfying outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities in compliance with these regulations. The substantial majority of our investment securities, classified within “Settlement assets” in the Consolidated Balance Sheets, are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency.

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

The Payment Services Directive (“PSD”) in the EU and similar laws in other jurisdictions have imposed rules on payment service providers like Western Union. In particular, under the PSD, Western Union is responsible for the regulatory compliance of our agents and their subagents who are engaged by our payments institution subsidiary. Thus, the costs to monitor our agents and the risk of adverse regulatory action against us because of the actions of our agents in those areas have increased. The majority of our EU business is managed through our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. Under the PSD and similar laws in certain other jurisdictions, we are subject to requirements such as investment safeguarding rules and periodic examinations similar to those we are subject to in the United States. These rules have resulted in increased compliance costs. Additional countries have adopted or may adopt legislation similar to these laws. The PSD, as well as legislation in other countries, has also allowed an increased number of non-bank entities to become money transfer agents, allowing Western Union and other money transfer providers to expand their agent networks in these countries but also resulting in increased competition.

The PSD, which has been in effect since 2009, was amended by a revised Payment Services Directive (“PSD2”). PSD2 became EU law in January 2016 and required EU member states to transpose it into their national laws by January 2018. Among other changes, PSD2 has increased the supervisory powers granted to member states with respect to activities performed by us and our agent network within their jurisdictions. PSD2 aims to drive increased competition, innovation and transparency across the European payments market, while enhancing consumer protection and the security of Internet payments and account access. At its core is a requirement for account service providers to grant third party providers access to a customer’s online account and payment services in a regulated and secure way. PSD2 also introduces new customer identity verification and authentication measures, increases our agent monitoring responsibilities, may limit the types, nature and amount of charges we may assess, increases customer refund rights, and increases our information security and incident reporting responsibilities. The European Banking Authority has issued guidelines and regulatory technical standards that prescriptively set out these increased responsibilities. PSD2 brings third-party payment initiation and third-party account information access services within its scope for the first time. A payment initiation service is an online service which permits third-party providers to access users’ payment accounts to initiate the transfer of funds on their behalf as an alternative to paying online using a credit card or debit card. An account information service is an online service which enables a third-party provider to provide consolidated information on payment accounts held by a payment service user with various payment service providers. PSD2 will facilitate each of these services while seeking to ensure security for users. In addition to increasing our compliance costs, PSD2 increases the regulatory supervision and enforcement associated with non-compliance with it and the associated European Banking Authority guidelines and regulatory technical standards. PSD2 may also result in increased competition arising from other service providers utilizing the enhanced payment initiation and account information access provisions or by our failure to utilize those provisions to innovate our own service offerings.

Regulators worldwide are exercising heightened supervision of money transfer providers and requiring increasing efforts to ensure compliance, including as a result of PSD2 and the 4th and 5th Anti-Money Laundering Directives in the EU. As a result, we continue to incur significant compliance costs related to customer, agent, and subagent due diligence, verification, transaction approval, disclosure, and reporting requirements, including requirements to report transaction data to a greater extent or frequency than previously required, along with other requirements that have had and will continue to have a negative impact on our financial condition and results of operations.

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

Consumer Protection Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the United States Consumer Financial Protection Bureau (the “CFPB”) whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices. The CFPB’s regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation at a consumer’s request to cancel transactions that have not been completed. We have modified certain of our systems, business practices, service offerings or procedures to comply with these regulations. We also face liability for the failure of our money transfer agents to comply with the rules and have implemented and are continuing to implement additional policies, procedures, and oversight measures designed to foster compliance by our agents. The extent of our, and our agents’ implementation of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. The CFPB has also implemented a direct portal for gathering information regarding consumer complaints in the money transfer area. The CFPB uses the information collected to help improve its supervision of companies, enforcement of federal consumer financial laws and writing of rules and regulations. This effort may lead to additional regulatory scrutiny of our business.

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

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivative contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States and European Union. Other jurisdictions outside of the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivative contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. In particular, the CFTC has issued a proposed rule that, if adopted as proposed, would increase the likelihood that we will have to register one or more of our subsidiaries with the CFTC as a swap dealer. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We continue to consider the impact the proposed rule, if adopted, would have on our hedging activities and operations. For further discussion of these risks, see Part I, Item 1A, Risk Factors - “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows.” Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business.

Additionally, the regulatory regimes for derivatives in the United States and European Union, such as under the Dodd-Frank Act and the European Markets in Financial Instruments Directive known as “MiFID II,” are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs to our business. Other jurisdictions outside the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these will result in greater costs to us as well. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results.

Unclaimed Property Regulations

Our Company is subject to unclaimed property laws in the United States and in certain other countries, and our agents are subject to unclaimed property laws in some jurisdictions. These laws require us or our agents, as applicable, to turn over to certain government authorities the property of others held by our Company that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We hold property subject to unclaimed property laws and we have an ongoing program designed to help us comply with these laws. We are subject to audits with regard to our escheatment practices. For further discussion of the risks associated with unclaimed property, see risk factor “We are subject to unclaimed property laws, and differences between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows” in Part I, Item 1A, Risk Factors.

Privacy Regulations and Information Security Standards

We must collect, transfer, disclose, use and store personal information in order to provide our services. These activities are subject to information security, data privacy, data protection, data breach and related laws and regulations in the United States, the EU, and many other countries in which we provide services. These laws and requirements continue to evolve and may become increasingly difficult to comply with.

In the United States, federal data privacy laws such as the federal Gramm-Leach-Bliley Act and various state laws, such as data privacy and breach laws, apply to a broad range of financial institutions including money transfer providers like Western Union, and to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission (“FTC”), which has jurisdiction over companies such as Western Union, has brought numerous enforcement actions, resulting in multi-year settlements, against companies whose privacy or data security practices allegedly violated the law. The FTC, CFPB, and some states continue to actively investigate companies’ privacy practices including those related to online and mobile applications. Most state laws require notification to be provided to affected individuals, state authorities and consumer reporting agencies, in the event of a breach of certain types of personal data contained in computer databases and in some cases physical documents. Such notification requirements may be subject to various factors, including the level of encryption, the data elements involved in the incident, and the potential harm to consumers. In addition, the Company is also subject to United States federal reporting requirements in connection with some such incidents.

Increasingly, data protection laws of countries outside of the United States are having a significant impact on our operations and the manner in which we provide our services. The EU has been particularly active in regulating the collection, transfer, disclosure, use, storage and other processing of personal information, and the EU’s approach is frequently followed by other jurisdictions. The trend in this area is one of increasingly more stringent regulation, particularly with the EU’s GDPR which took effect on May 25, 2018. The GDPR imposes additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. We have incurred and we expect to continue to incur expenses to meet the new obligations of the GDPR, which have required us to make changes to our business operations. The GDPR, and other national and provincial laws throughout the world are frequently not uniform, and cover one or more of the following objectives: regulating the collection, transfer (including in some cases, the transfer outside of the country or region of collection), processing, storage, use and disclosure of personal information; requiring notice to individuals of the processing of their personal information and our privacy practices; giving individuals certain access, correction and other rights with respect to their personal information; and restricting the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach.

The pending e-Privacy Regulation in the EU, which will replace the current e-Privacy Directive, will introduce a new privacy legal framework for electronic communications including direct marketing communications and the use of cookies and tracking technologies. The new regulation likely will contain penalty provisions that could result in significant costs for non-compliance.

An emerging trend is the increase in data localization laws which either require that personal information be hosted on local servers or restrict the transfer of personal information outside national borders. These laws present operational and technology challenges that can require companies to make significant changes to the management of personal information, and can potentially increase our costs and impact our ability to process personal information.

Data privacy regulations, laws and industry standards also impose requirements for safeguarding personal information. Western Union seeks to maintain and upgrade its systems and processes to protect the security of our computer systems, software, networks and other technology assets to help protect against the risks presented by hackers, nation-states and other threat actors. For further discussion of these risks, see Part I, Item 1A, Risk Factors - “Breaches of our information security safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows.”

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, Western Union has experienced an increasing number of data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual’s right to privacy - may conflict, and the law in these areas is not consistent or settled. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

For further discussion of risks related to current and proposed data privacy and security laws and regulations, see Part I, Item 1A, Risk Factors – “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.”

Banking Regulations

We have subsidiaries that operate under banking licenses granted by the Austrian Financial Market Authority and the Brazilian Central Bank. We are also subject to regulation, examination and supervision by the New York State Department of Financial Services (“NYDFS”), which has regulatory authority over our subsidiary that holds our Austrian banking license. Further, an Agreement of Supervision with the NYDFS imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements on this entity and its Austrian subsidiary. However, because this entity and its Austrian subsidiary do not exercise banking powers in the United States, we are not subject to the Bank Holding Company Act in the United States.

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

Employees and Labor

As of December 31, 2018, our businesses employed approximately 12,000 employees, of which approximately 2,400 employees are located inside the United States.

Available Information

The Western Union Company is a Delaware corporation and its principal executive offices are located at 7001 East Belleview Avenue, Denver, CO, 80237, telephone (866) 405‑5012. The Company’s Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s website, www.westernunion.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Executive Officers of the Registrant

As of February 21, 2019, our executive officers consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	58	President, Chief Executive Officer and Director
Raj Agrawal	53	Executive Vice President, Chief Financial Officer and Global Operations
Odilon Almeida	57	Executive Vice President, President - Global Money Transfer
Jean Claude Farah	48	Executive Vice President, President - Global Payments
Sheri Rhodes	50	Executive Vice President, Chief Technology Officer
Caroline Tsai	49	Executive Vice President, General Counsel and Secretary
Richard Williams	53	Executive Vice President, Chief Human Resources Officer

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

Raj Agrawal is our Executive Vice President (from November 2011), Chief Financial Officer (from July 2014), and Global Operations (from December 2017) and previously served as Executive Vice President and Interim Chief Financial Officer from January 2014 to July 2014. Prior to January 2014, Mr. Agrawal served as President, Western Union Business Solutions from August 2011. Prior to August 2011, Mr. Agrawal served as General Manager, Business Solutions from November 2010, and as Senior Vice President of Finance for Business Units from August 2010 to November 2010. Previously, Mr. Agrawal served as Senior Vice President of Finance of the Company’s Europe, Middle East, and Africa and Asia Pacific regions from July 2008 to August 2010, and as Senior Vice President and Treasurer of Western Union from June 2006 to May 2008. Mr. Agrawal joined Western Union in 2006. Prior to that time, Mr. Agrawal served as Treasurer and Vice President of Investor Relations at Deluxe Corporation, and worked at General Mills, Inc., Chrysler Corporation, and General Motors Corporation.

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

Sheri Rhodes is our Executive Vice President, Chief Technology Officer (from February 2018). Prior to that, Ms. Rhodes served as Senior Vice President and Acting Chief Technology Officer (from September 2017). From May 2017 to September 2017, Ms. Rhodes served as the Senior Vice President and Chief Technology Officer, Digital and Global Payments. Prior to taking this position in May 2017, Ms. Rhodes served as the Chief Information Officer for Electronics for Imaging, a digital printing technology company, from December 2015. From December 2009 to December 2015, Ms. Rhodes served as the Vice President of Global Applications for Symantec Corporation, a software company.

Caroline Tsai is our Executive Vice President, General Counsel and Secretary (from December 2017). Prior to joining Western Union in December 2017, Ms. Tsai served as Deputy General Counsel and Chief Regulatory Officer of BMO Financial Group, a banking and financial services provider, from December 2015 to November 2017 and from January 2014 to December 2015, Ms. Tsai served as Chief Legal Officer, U.S. Personal and Commercial Banking at BMO Harris Bank. Prior to joining BMO Financial Group, Ms. Tsai was Senior Vice President and Associate General Counsel of Bank of America Corporation, a banking and financial services provider, from January 2012 to December 2013, and from July 2005 to December 2011, Ms. Tsai served as Senior Vice President and Assistant General Counsel. Ms. Tsai began her legal career as an Associate with the law firm Jones Day, based in Washington, D.C.

Richard Williams is our Executive Vice President, Chief Human Resources Officer (from October 2013). Mr. Williams previously served as Interim Chief Human Resources Officer from March 2013 to October 2013 and as Senior Vice President, Human Resources - Global Consumer Financial Services from June 2011 to October 2013. Mr. Williams joined Western Union in November 2009 as the Vice President of Human Resources for the Americas and Global Cards. Before joining Western Union, Mr. Williams worked for Fullerton Financial Holdings (a wholly-owned subsidiary of Temasek Holdings) as its Senior Vice President of Human Resources for Central and Eastern Europe, Middle East and Africa, based in Dubai, United Arab Emirates from September 2007 to October 2009. Previously, Mr. Williams spent 17 years (May 1998 to August 2007 and August 1989 to February 1997) with American Express Company.

ITEM 1A. RISK FACTORS

There are many factors that affect our business, financial condition, results of operations, and cash flows, some of which are beyond our control. These risks include, but are not limited to, the risks described below. Such risks are grouped according to:

•	Risks Relating to Our Business and Industry; and
•	Risks Related to Our Regulatory and Litigation Environment

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

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, and we face certain risks relating to such events, including:

•

Demand for our services could soften, including due to low consumer confidence, high unemployment, changes in foreign exchange rates, or reduced global trade, including from trade disruptions or trade restrictions.

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

•

Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. The prospect of reduced job opportunities, especially in retail, healthcare, construction, hospitality, and technology industries, or weakness in the regional economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions or immigration laws, our financial condition, results of operations, and cash flows may be adversely affected.

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

•

Our Business Solutions business is heavily dependent on global trade. A downturn in global trade, including as a result of increased tensions regarding trade relationships between the United States and other countries, or the failure of long-term import growth rates to return to historic levels could have an adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, as customer hedging activity in our Business Solutions business generally varies with currency volatility, we have experienced and may experience in the future lower foreign exchange revenues in periods of lower currency volatility.
•

Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor “We face credit, liquidity and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows.”

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

Money transfer and business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include consumer money transfer companies, banks and credit unions (including interbank partnerships), card associations, web-based services, mobile money transfer services, payment processors, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, automated teller machine providers and operators, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, and digital currencies. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Our business, distribution network and channel options, such as our electronic channels, have been and may continue to be impacted by increased competition, including from new competitors and the consolidation of competitors and the expansion of their services, which could adversely affect our financial condition, results of operations, and cash flows. For example, we have experienced increased competition in money transfers sent and received within the United States from competitors that do not charge a fee to send or receive money through bank accounts. The potential international expansion of these competitors could represent significant competition to us.

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

As noted below under risk factor “Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows,” many of our agents outside the United States are national post offices. These entities are usually governmental organizations that may enjoy special privileges or protections that could allow them to simultaneously develop their own money transfer businesses. International postal organizations could agree to establish a money transfer network among themselves. Due to the size of these organizations and the number of locations they have, any such network could represent significant competition to us.

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

•

federal, state or foreign legal requirements, including those that require us to provide consumer or transaction data either pursuant to our agreement signed on February 11, 2010 with the State of Arizona regarding our anti-money laundering (“AML”) compliance programs along the United States and Mexico border (“Southwest Border Agreement”) and requirements under the Joint Settlement Agreements or other requirements or to a greater extent than is currently required;

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

A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. In an environment of a rising United States dollar relative to the euro, the value of our euro-denominated revenue, operating income and net monetary assets would be reduced when translated into United States dollars for inclusion in our financial statements. Some of these adverse financial effects may be partially mitigated by foreign currency hedging activities. In an environment of a declining United States dollar relative to the euro, some of the translation benefits on our reported financial results could be limited by the impact of foreign currency hedging activities. We are also subject to changes in the value of other foreign currencies, including the British pound, which may experience volatility due to the United Kingdom’s anticipated exit from the European Union.

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

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The majority of this business’ revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates. If we are unable to obtain offsetting positions, our business, financial condition, results of operations, and cash flows could be adversely affected.

A substantial portion of our revenue is generated outside the United States. We utilize a variety of planning and financial strategies to help ensure that our worldwide cash is available where needed, including decisions related to the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries. Changes in the amounts, timing, and manner by which cash is repatriated (or deemed repatriated) or otherwise made available from our international subsidiaries, including changes arising from new legal or tax rules, disagreements with legal or tax authorities concerning existing rules that are ultimately resolved in their favor, or changes in our operations or business, could result in material adverse effects on our financial condition, results of operations, and cash flows including our ability to pay future dividends or make share repurchases. For further discussion regarding the risk that our future effective tax rates could be adversely impacted by changes in tax laws, both domestically and internationally, see risk factor “Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense” below.

Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Occasionally agents or their subagents have been required by their regulators to cease offering our services; see risk factor “Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

Many of our agents outside the United States are post offices, which are usually owned and operated by national governments. These governments may decide to change the terms under which they allow post offices to offer remittances and other financial services. For example, governments may decide to separate financial service operations from postal operations, or mandate the creation or privatization of a “post bank,” which could result in the loss of agent locations, or they may require multiple service providers in their network. These changes could have an adverse effect on our ability to distribute or offer our services in countries that are material to our business.

Breaches of our information security safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows.

We collect, transfer and retain confidential and personal information about consumers, business customer representatives, employees, applicants, agents and other individuals as part of our business. With our services being offered in more than 200 countries and territories, these activities are subject to laws and regulations in the United States and many other jurisdictions; see risk factor “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition” below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions  in which we operate and can have impacts on our business operations, are designed to protect the privacy of personal information and prevent that information from being inappropriately accessed, used or disclosed and protect financial services providers and other regulated entities and their customers, as well as information technology systems, from cyber attacks. We believe we have developed and maintain administrative, technical and physical safeguards designed to comply with applicable legal requirements. It is possible that hackers, employees acting contrary to our policies or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners or service providers and improperly access, obtain, misuse or disclose sensitive business information or personal information about our consumers, business customer representatives, employees, applicants, agents or others, or that a third-party service provider could experience a cybersecurity incident or intentionally or inadvertently use, disclose or make available sensitive business information or personal information to unauthorized parties or in violation of law. For example, a significant and increasing amount of our data is collected and stored by third parties, including providers of cloud-based software services. In 2016, we determined hackers had accessed the system of one of our third-party providers and improperly obtained copies of confidential data hosted on the system of one of our third-party providers. Western Union systems and money transfer operations were not impacted. Security incidents such as these have the potential to impose material costs on the Company and there can be no assurance that additional security incidents will not occur in the future. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of sensitive business information or the personal information of consumers, business customer representatives, employees, applicants, agents or other individuals, could result in material costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, damage our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant adverse effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of business. These systems and operations could be exposed to damage or interruption from unauthorized entry and computer viruses, fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, or other causes, many of which may be beyond our control or that of our service providers. Further, we have been and continue to be the subject of cyber attacks, including distributed denial of service attacks. These attacks are primarily aimed at interrupting our business, exposing us to financial losses, or exploiting information security vulnerabilities. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company’s business. The safeguards we have designed to help prevent future security incidents and systems disruptions, and comply with applicable legal requirements may not be successful and we may experience material security incidents, disruptions or other problems in the future. We also may experience software defects, development delays, installation difficulties and other systems problems, which could harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. These applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of whom are located outside the United States, could adversely affect our business.

We receive services from third-party vendors that would be difficult to replace if those vendors ceased providing such services adequately or at all. Cessation of or defects in various services provided to us by third-party vendors could cause temporary disruption to our business.

Some services relating to our business, such as cloud-based software service providers, software application support, the development, hosting and maintenance of our operating systems, merchant acquiring services, check clearing, and processing of returned checks are outsourced to third-party vendors, which would be difficult to replace quickly. If our third-party vendors were unwilling or unable to provide us with these services in the future, our business and operations could be adversely affected.

Acquisitions and integration of new businesses create risks and may affect operating results.

We have acquired and may acquire businesses both inside and outside the United States. As of December 31, 2018, we had $2,725.0 million of goodwill comprising approximately 30% of our total assets, including $1,980.7 million of goodwill in our Consumer-to-Consumer reporting unit and $532.0 million of goodwill in our Business Solutions reporting unit. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods.

For example, for the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as further described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The fair value of the Business Solutions reporting unit continues to be sensitive to changes in projections for revenue growth rates and EBITDA margins. Any reduction in anticipated future operating cash flows or the occurrence of further negative factors impacting the fair value of the Business Solutions reporting unit could result in another write down of goodwill, which could have a significant adverse impact on our financial condition and results of operations. See the “Critical Accounting Policies and Estimates” discussion in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more detail.

In addition to the risk of goodwill impairment, the acquisition and integration of businesses involve a number of other risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). Another risk is the need in some cases to improve regulatory compliance, see “Risks Related to Our Regulatory and Litigation Environment” below. Acquisitions often involve additional or increased risks including, for example:

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

Integrating operations could cause an interruption of, or divert resources from, one or more of our businesses and could result in the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with an acquisition and the integration of the acquired company’s operations could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Divestitures and contingent liabilities from divested businesses could adversely affect our business and financial results.

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved.  We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We offer consumers in select countries the ability to transfer money utilizing their bank account or credit or debit card via websites and mobile devices. These transactions have experienced and continue to experience a greater risk of fraud and higher fraud losses. Additionally, money transfers funded by ACH, or similar methods, are not preauthorized by the sender’s bank and carry the risk that the account may not exist or have sufficient funds to cover the transaction. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. We may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties increase over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

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

Most of our Consumer-to-Consumer revenue is derived through our agent network. Some of our international agents have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship, an agent’s or its subagents’ unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements or increased costs or loss of business as a result of difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services. Under the Joint Settlement Agreements and the NYDFS Consent Order, we are subject to heightened requirements relating to agent oversight, which may result in agent attrition, and agents may decide to leave our network due to reputational concerns related to the Joint Settlement Agreements and the NYDFS Consent Order. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, changes in the economy, or factors impacting our agents’ ability to settle with us, and the cost of maintaining agent or subagent locations has increased and may continue to increase because of enhanced compliance efforts. Because an agent is a third party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

Changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enter into or maintain our exclusive arrangements with our current and prospective agents. See risk factor “Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

We rely on our agents’ technology systems and/or processes to obtain transaction data. If an agent or its subagent experiences a breach of its systems, if there is a significant disruption to the technology systems of an agent or its subagent, or if an agent or its subagent does not maintain the appropriate controls over their systems, we may experience reputational and other harm which could result in losses to the Company.

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

As a result of offering our services, our agents may be subject to various taxes, as governments outside the United States have viewed and may continue to view our agents’ services as subject to income, withholding, and other taxes. Any such taxes that are levied on our agents could make it less desirable for agents to offer our services, which could result in increased agent attrition, agents ceasing to offer some of our services, or increased costs to maintain our agent network, either of which could have an adverse effect on our business, results of operations, and cash flows.

Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, in December 2017, the Tax Act was enacted into United States law. Among other things, the Tax Act imposes a tax on certain previously undistributed foreign earnings, establishes minimum taxes related to certain payments deemed to erode the United States tax base, and retains and expands United States taxation on a broad range of foreign earnings (whether or not the earnings have been repatriated) while effectively exempting certain types of foreign earnings from United States tax. We may be subject to additional tax on certain payments to our foreign affiliates in 2019 and thereafter under the Base Erosion Anti-Abuse Tax (“BEAT”) provisions of the Tax Act, as the minimum BEAT rate increases from 5% in 2018 to 10% in 2019 through 2025. We have identified and are in the process of implementing structural actions which we believe will help mitigate the impact of the BEAT. However, if we are not successful at mitigating this impact, the BEAT could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, the Tax Act is broad and complex, and any changes or clarifications in the interpretation of the Tax Act or other legislative proposals or amendments could have an adverse effect on our financial condition, results of operations, and cash flows. Furthermore, the effect of certain aspects of the Tax Act on state income tax frameworks could change as states update their laws for these aspects, and potential changes to state income tax laws or their interpretation could further increase our income tax expense.

Additionally, the Organization for Economic Co-Operation and Development (“OECD”) has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Tax reforms recommended in the BEPS action plan include changes that would impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements that are viewed as causing BEPS. Significant components of the BEPS action plan were published by the OECD in October 2015 and a number of governments, including the European Commission, have already enacted or proposed rules to implement, at least to some degree, changes suggested in the recommendations, while other countries are preparing to do so. Any material change in tax laws or policies, or their interpretation, resulting from BEPS or other legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations, and cash flows.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2018, the total amount of unrecognized tax benefits was a liability of $306.8 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e. new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows. For example, in 2011, we reached an agreement with the United States Internal Revenue Service (“IRS”) resolving substantially all of the issues related to the restructuring of our international operations in 2003 (“IRS Agreement”), which resulted in a tax benefit of $204.7 million related to the adjustment of reserves associated with this matter. During the year ended December 31, 2018, we made cash payments under the IRS Agreement of approximately $120 million, including accrued interest and net of related tax benefits.

Our business, financial condition, results of operations, and cash flows could be harmed by adverse rating actions by credit rating agencies.

Downgrades in our credit ratings, or their review or revision to a negative outlook, could adversely affect our business, financial condition, results of operations, and cash flows, and could damage perceptions of our financial strength, which could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices, and our banking and other business relationships. In addition, adverse ratings actions could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, a downgrade below investment grade will increase our interest expense under certain of our notes, our revolving credit facility, and our term loan facility, and any significant downgrade could increase our costs of borrowing money more generally or adversely impact or eliminate our access to the commercial paper market, each of which could adversely affect our business, financial condition, results of operations, and cash flows.

We may not realize all of the anticipated benefits from business transformation, productivity and cost-savings, and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and we may experience disruptions in our workforce as a result of those initiatives.

We have engaged in actions and activities, such as the WU Way initiative, associated with business transformation, productivity improvement initiatives, and expense reduction measures. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the WU Way initiative. We may implement additional initiatives in future periods. While these initiatives are designed to increase operational effectiveness and productivity and result in cost savings, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from the WU Way or similar initiatives, or the costs to implement future initiatives are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

The Western Union and WU brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union or WU trademarks or a diminution in the perceived quality of products or services associated with the names would harm our business. Similar to the Western Union and WU trademarks, the Orlandi Valuta, Vigo, Western Union Business Solutions, Speedpay, Pago Fácil, Western Union Payments, Quick Collect, Quick Pay, Pay@WU, Quick Cash, Convenience Pay, and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

As of December 31, 2018, we held $1.3 billion in investment securities, the significant majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling approximately $234.8 million as of December 31, 2018. The fair value of these assets held in the trust are compared to the plan’s projected benefit obligation of $250.8 million to determine the pension liability of $16.0 million recorded within “Other liabilities” in our Consolidated Balance Sheet as of December 31, 2018. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt and other obligations that could restrict our operations.

As of December 31, 2018, we had approximately $3.4 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future. Furthermore, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025.

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

In July 2017, the Financial Conduct Authority in the United Kingdom (“UK”), which regulates LIBOR, publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. This announcement is expected to effectively end LIBOR rates beginning in 2022, and while other alternatives, such as the Secured Overnight Financing Rate, have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets. We currently have borrowings that are subject to LIBOR-based interest rates, including floating rate notes and borrowings under our term loan facility.  We also utilize interest rate swaps to vary the percentage of fixed to floating rate debt, subject to market conditions, and may continue to do so in the future. If an alternative to LIBOR is not available and widely accepted after 2021, our ability to borrow at variable interest rates may be adversely impacted, as the costs associated with any potential future borrowings or interest rate swaps requiring us to pay floating interest rates may increase.

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

Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice, and these requirements or their interpretation in one jurisdiction may conflict with those of another jurisdiction. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, or our compliance will make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For example, we have made significant additional investments in recent years in our compliance programs based on the rapidly evolving environment and our internal reviews of the increasingly complex and demanding global regulatory requirements. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

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

In addition, our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended (collectively, the “BSA”), and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”). We have subsidiaries in Brazil and Austria that are subject to banking regulations. Our Austrian banking subsidiary is also subject to regulation, examination and supervision by the NYDFS. We also operate through a small number of licensed payment institutions in the EU. Under the Payment Services Directive (“PSD”), as amended by a revised Payment Services Directive known as PSD2, and the 4th and 5th Anti-Money Laundering Directive in the EU, our operating companies that are licensed in the EU have increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, agent oversight and monitoring requirements, as well as broader supervision by EU member states. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the 4th Anti-Money Laundering Directive in the EU. These laws have increased and will continue to increase our costs and could also increase competition in some or all of our areas of service, and legislation that has been enacted or proposed in other jurisdictions could have similar effects.

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. For example, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies,” in early 2017, we entered into the Joint Settlement Agreements with the United States Department of Justice (“DOJ”), certain United States Attorney’s Offices, the FTC, the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury and various state attorneys general to resolve the respective investigations of those agencies, and in early 2018, we agreed to the NYDFS Consent Order. The ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had, and could in the future have an adverse effect on our business, financial condition, results of operations, and cash flows.

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows. In many jurisdictions where Western Union is licensed to offer money transfer services, the license holder is responsible for ensuring the agent’s compliance with the rules that govern the money transfer service. For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents when they are acting on behalf of our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. The majority of our EU consumer money transfer activity is managed through our Irish payment institution. Thus, the risk of adverse regulatory action against Western Union because of actions by our agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) may also impose responsibility on us for any related compliance failures of our agents and their subagents.

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

On March 29, 2017 the UK issued a formal notification of its intention to leave the EU following the result of a referendum held in the UK on June 23, 2016. The UK is expected to exit from the EU (“Brexit”) on March 29, 2019. The parties continue to negotiate the terms of their future relationship. While the negotiations are ongoing and the outcomes uncertain, we have applied for certain additional regulatory authorizations to ensure that our operations continue in the UK, including ensuring that our UK operations will benefit from any temporary transitional arrangements agreed between the EU and UK or put in place by the UK government. While this should mitigate any material adverse impacts on our UK business operations, we expect additional administrative burden related to the transition that could adversely affect our results of operations. Further, as a result of Brexit, including under the terms of any new regulatory authorizations we may obtain, we could be required to comply with additional regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services.

Western Union is the subject of consent agreements with or enforcement actions by regulators.

As further described under in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies” of this Form 10‑K, in early 2017, the Company entered into Joint Settlement Agreements with the DOJ, certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company was required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers, both of which were performed by the Company during 2017. The Joint Settlement Agreements also require the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. The changes in the Company’s compliance program required by these agreements will have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company could also face actions from other regulators as a result of the Joint Settlement Agreements. For example, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies” of this Form 10‑K, on July 28, 2017, the

NYDFS informed the Company that the facts set forth in the Deferred Prosecution Agreement (the “DPA”) with the DOJ and with certain other United States Attorney’s Offices regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. In January 2018, the Company agreed to the NYDFS Consent Order with the NYDFS which required the Company to pay a civil monetary penalty of $60 million to the NYDFS and resolved its investigation into these matters. Among other items, the NYDFS Consent Order imposes certain non-monetary obligations, including a requirement to provide to the NYDFS a remediation plan within 90 days after the date of the NYDFS Consent Order, which the Company provided on April 4, 2018. In addition, if the Company fails to comply with the Joint Settlement Agreements or the NYDFS Consent Order, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape and is expected to continue to adversely affect our financial results. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has and may continue to affect the manner in which we provide our services; see risk factor “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows.” Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies.”

In addition, U.S. policy makers may seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico or other jurisdictions. Policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers, the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees, or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Regulators around the world look at each other’s approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. Similarly, new laws and regulations in a country, state or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any one new law or regulation are magnified by the potential they may be replicated, affecting our business in another place or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees, foreign exchange spreads and other important aspects of our business, with the same effect. Either of these eventualities could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Our regulatory status and the regulatory status of our agents and their subagents could affect our and their ability to offer our services. For example, we and our agents and their subagents rely on bank accounts to provide our Consumer-to-Consumer money transfer services. We also rely on bank accounts to provide our payment services. We and our agents and their subagents are considered Money Service Businesses, or “MSBs,” under the BSA, including our Business Solutions operations. Many banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. The Joint Settlement Agreements may prompt some banks to take this view regarding Western Union. We and some of our agents and their subagents have had, and in the future may have, difficulty establishing or maintaining banking relationships due to the banks’ policies. If we or a significant number of our agents or their subagents are unable to maintain existing or establish new banking relationships, or if we or these agents face higher fees to maintain or establish new bank accounts, our ability and the ability of our agents and their subagents to continue to offer our services may be adversely impacted, which would have an adverse effect on our business, financial condition, results of operations, and cash flows.

The types of enterprises that are legally authorized to act as our agents and their subagents vary significantly from one country to another. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents or their subagents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents and their subagents. For example, a requirement that a money transfer provider be a bank or other highly regulated financial entity could increase significantly the cost of providing our services in many countries where that requirement does not exist today or could prevent us from offering our services in an affected country. Further, any changes in law that would require us to provide money transfer services directly to consumers as opposed to through an agent network (which would effectively change our business model) or that would prohibit or impede the use of subagents could significantly adversely impact our ability to provide our services, and/or the cost of our services, in the relevant jurisdiction. Changes mandated by laws which make Western Union responsible for acts of its agents and their subagents while they are providing the Western Union money transfer service increase our risk of regulatory liability and our costs to monitor our agents’ or their subagents’ performance.

Although most of our Orlandi Valuta and Vigo branded agents also offer money transfer services of our competitors, many of our Western Union branded agents have agreed to offer only our money transfer services. While we expect to continue signing certain agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Various jurisdictions continue to increase their focus on the potential impact of agent agreements on competition. In addition, over the past several years, several countries in Eastern Europe, the Commonwealth of Independent States, Africa, and Asia have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions. In addition to legal challenges, certain of our agents and their subagents have refused to enter into exclusive arrangements. See risk factor “If we are unable to maintain our agent, subagent or global business relationships under terms consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with Western Union business and technology standards and contract requirements, our business, financial condition, results of operations, and cash flows would be adversely affected” above. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

In addition to legal or regulatory restrictions discussed in the “Capital Resources and Liquidity” section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, some jurisdictions use tangible net worth and other financial strength guidelines to evaluate financial position. If our regulated subsidiaries do not abide by these guidelines, they may be subject to heightened review by these jurisdictions, and the jurisdictions may be more likely to impose new formal financial strength requirements. Additional financial strength requirements imposed on our regulated subsidiaries or significant changes in the regulatory environment for money transfer providers could impact our primary source of liquidity.

The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows.

Rules and regulations implemented under the Dodd-Frank Act have made and continue to make significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, whose purpose is to implement, examine for compliance with and enforce federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices (“UDAAP”). The CFPB’s regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: a requirement to provide almost all consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures, including the disclosure of fees, foreign exchange rates and taxes, an obligation to resolve various errors, including certain errors that may be outside our control, and an obligation at a consumer’s request to cancel transactions that have not been completed. In addition, these regulations impose responsibility on us for any related compliance failures of our agents. These requirements have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results and change the way we operate our business. The Dodd-Frank Act and interpretations and actions by the CFPB could also have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business.

The CFPB has broad authority to enforce consumer protection laws. The CFPB has a large staff and budget, which is not subject to Congressional appropriation, and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track and solicit consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. For example, in July 2015, Paymap, Inc. (“Paymap”), one of our subsidiaries, and the CFPB reached a settlement agreement regarding Paymap’s marketing of its Equity Accelerator service (the “Paymap Settlement Agreement”). Under the terms of the agreement, Paymap agreed to pay approximately $33.4 million in restitution and a $5.0 million civil monetary penalty and agreed to ensure that its marketing practices and materials for the Equity Accelerator Program comply with the Consumer Financial Protection Act’s prohibition against UDAAP. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining UDAAP, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure.

We have been and will continue to be subject to examination by the CFPB, which defines “larger participants of a market for other consumer financial products or services” as including companies, such as Western Union, that make at least one million aggregate annual international money transfers. The CFPB has the authority to examine and supervise us and our larger competitors, which will involve providing reports to the CFPB. The CFPB has used information gained in examinations as the basis for enforcement actions resulting in settlements involving monetary penalties and other remedies.

The effect of the Dodd-Frank Act and the CFPB on our business and operations has been and will continue to be significant and the application of the Dodd-Frank Act’s implementing regulations to our business may differ from the application to certain of our competitors, including banks. Further, and in addition to our own compliance costs, implementation of requirements under Dodd-Frank could impact our business relationships with financial institution customers who outsource processing of consumer transactions to our Business Solutions segment. These financial institutions may determine that the compliance costs associated with providing consumer services are too burdensome and consequently may limit or discontinue offering such services.

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

As a company that provides global financial services primarily to consumers, we are subject to litigation, including purported class action litigation, and regulatory actions alleging violations of consumer protection, anti-money laundering, sanctions, securities laws and other laws, both foreign and domestic. We also are subject to claims asserted by consumers based on individual transactions. There can be no guarantee that we will be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement, any of which could occur or intensify as a result of the Joint Settlement Agreements or the NYDFS Consent Order, are likely to continue to result in changes to our business, as well as increased costs, supervision and examination for both ourselves and our agents and subagents. These developments have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations, and in turn may result in additional litigation, or other actions. For more information, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies.”

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

We are subject to extensive requirements relating to data privacy and security under federal, state and foreign laws. These laws and requirements continue to evolve and may become increasingly difficult to comply with. For example, the FTC continues to investigate the privacy practices of many companies and has brought numerous enforcement actions, resulting in multi-year agreements governing the settling companies’ privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, on May 25, 2018, the EU implemented the GDPR, which replaced the EU’s Data Protection Directive 95/46. The GDPR imposes additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. We have incurred and we expect to continue to incur significant expenses to meet the new obligations of the GDPR, which have required us to make significant changes to our business operations. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, Western Union has experienced an increasing number of data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual’s right to privacy - may conflict, and the law in these areas is not consistent or settled. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability and reputational damage.

We are subject to unclaimed property laws, and differences between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows.

We are subject to unclaimed property laws in the United States and abroad and some of our agents are subject to unclaimed property laws in their respective jurisdictions which require us, or our agents, to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We have an ongoing program to help us comply with those laws. These laws are evolving and are frequently unclear and inconsistent among various jurisdictions, making compliance challenging. In addition, we are subject to audits with regard to our escheatment practices. Currently in the United States, approximately 30 states are conducting a multi-year audit of our escheatment practices through a contracted third-party auditor. We have also commenced a contemporaneous internal review as part of our participation in Delaware’s voluntary disclosure program. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state, foreign jurisdiction, or representative thereof could have a significant impact on our results of operations and cash flows.

Our consolidated balance sheet may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial condition, results of operations, and cash flows.

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We had substantial indebtedness and other obligations, including those related to the tax imposed on certain of our previously undistributed foreign earnings pursuant to the Tax Act, as of December 31, 2018 and expect to incur additional indebtedness in 2019, which could make it more difficult to meet these requirements or any additional requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of settlement assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as settlement assets or these regulators could require our regulated subsidiaries to maintain higher levels of settlement assets. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Properties and Facilities

As of December 31, 2018, we had offices in approximately 50 countries, which included four owned facilities and approximately 20 United States and over 400 international leased properties. Our owned facilities include our former corporate headquarters located in Englewood, Colorado. During the year ended December 31, 2017, we entered into lease agreements to move employees in our previous corporate headquarters to other locations in the Denver, Colorado area, and we relocated to these locations in 2018.

Our owned and leased facilities are used for operational, sales and administrative purposes in support of our Consumer-to-Consumer and Business Solutions segments, and other services, and are predominantly being utilized as intended. In certain locations, our offices include customer service centers, where our employees answer operational questions from agents and customers. Our office in Dublin, Ireland serves as our international headquarters.

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our facility requirements and may acquire new facilities and update existing facilities to meet the needs of our business or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3. LEGAL PROCEEDINGS

Shareholder Derivative Actions

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of the Southwest Border Agreement, including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties’ joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below. On February 13, 2019, the case was administratively closed, although the Court indicated that a motion could be filed to re-open the matter.

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees’ Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer and nine current or former executive officers and directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the efforts of the monitor assigned to the Company pursuant to the Southwest Border Agreement to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls.

The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, six of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and three of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies.” The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On September 29, 2017, the Court granted defendants’ motion to dismiss the second amended derivative complaint. On December 19, 2017, plaintiffs filed an appeal brief in the United States Court of Appeals for the Tenth Circuit, seeking reversal of the dismissal, to which the Company filed an opposition on February 20, 2018. Plaintiffs filed a reply brief on March 30, 2018.

Due to the stages of the actions described above under “Shareholder Derivative Actions,” the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company’s insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys’ fees, costs, and incentive award. On August 31, 2018, the Court issued an order approving the settlement, in which the Court modified the class definition slightly and ordered the parties to provide additional notice to the class. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company’s insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company’s financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

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

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b‑5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17‑cv‑00474‑KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b‑5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

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

On April 26, 2018, the Company, its Western Union Financial Services, Inc. (“WUFSI”) subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18‑cv‑00998‑KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The plaintiffs filed an amended complaint on July 17, 2018. The amended complaint is similar to the original complaint, although it adds additional named plaintiffs and additional counts, including claims on behalf of putative California, Florida, Georgia, Illinois, and New Jersey subclasses for alleged violations of the California Unfair Competition Law, the Florida Deceptive and Unfair Trade Practices Act, the Georgia Fair Business Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the New Jersey Consumer Fraud Act. On August 28, 2018, the Company and the other defendants moved to stay the action in favor of individual arbitrations with the named plaintiffs, which defendants contend are contractually required. That motion has been fully briefed and remains pending, and the case is otherwise stayed pending a determination of that issue. The action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

In addition to the principal matters described above and the matters described in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies,” the Company is a party to a variety of other legal matters that arise in the normal course of the Company’s business. While the results of these other legal matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect either individually or in the aggregate on the Company’s financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 3,348 stockholders of record as of February 13, 2019. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2018:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased*	Paid per Share	Plans or Programs**	Programs (In millions)
October 1 - 31	993,617	$18.19	988,987	$575.5
November 1 - 30	921,372	$18.60	882,518	$559.1
December 1 - 31	843,160	$17.73	838,135	$544.2
Total	2,758,149	$18.19	2,709,640

*     These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**   On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $544.2 million remained available as of December 31, 2018. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 17, “Stock Compensation Plans” and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2018, the Board of Directors declared quarterly cash dividends of $0.19 per common share payable on December 31, 2018, September 28, 2018, June 29, 2018 and March 30, 2018. During 2017, the Board of Directors declared quarterly cash dividends of $0.175 per common share payable on December 29, 2017, September 29, 2017, June 30, 2017 and March 31, 2017. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, liquidity, the amount and timing of payments under our debt and other obligations, capital requirements, regulatory constraints, cash generated or made available in the United States, industry practice and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will be dependent primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends and distribute cash may be restricted. In addition, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025, as discussed in the “Capital Resources and Liquidity” section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These payments will adversely affect our cash flow and liquidity and may adversely affect future share repurchases.

On February 7, 2019, the Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on March 29, 2019.

ITEM 6. SELECTED FINANCIAL DATA

The financial information in this Annual Report on Form 10‑K is presented on a consolidated basis and includes the accounts of the Company and our majority-owned subsidiaries. Our selected historical financial data are not necessarily indicative of our future financial condition, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K.

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016	2015	2014
Statements of Income/(Loss) Data:
Revenues	$5,589.9	$5,524.3	$5,422.9	$5,483.7	$5,607.2
Operating expenses (a) (b)	4,467.8	5,048.5	4,935.9	4,371.5	4,462.9
Operating income (a) (b)	1,122.1	475.8	487.0	1,112.2	1,144.3
Interest income (c)	4.8	4.9	3.5	10.9	11.5
Interest expense (d)	(149.6)	(142.1)	(152.5)	(167.9)	(176.6)
Other income/(expense), net (b)	14.1	8.9	3.7	(13.4)	(11.0)
Income before income taxes (a) (c) (d)	991.4	347.5	341.7	941.8	968.2
Net income/(loss) (a) (c) (d) (e)	851.9	(557.1)	253.2	837.8	852.4
Depreciation and amortization	264.7	262.9	263.2	270.2	271.9
Cash Flow Data:
Net cash provided by operating activities (f)	$821.3	$742.0	$1,041.9	$1,071.1	$1,045.9
Capital expenditures (g)	(339.0)	(177.1)	(229.8)	(266.5)	(179.0)
Common stock repurchased (h)	(412.4)	(502.8)	(501.6)	(511.3)	(495.4)
Earnings/(Loss) Per Share Data:
Basic (a) (c) (d) (e) (h)	$1.89	$(1.19)	$0.52	$1.63	$1.60
Diluted (a) (c) (d) (e) (h)	$1.87	$(1.19)	$0.51	$1.62	$1.59
Cash dividends declared per common share (i)	$0.76	$0.70	$0.64	$0.62	$0.50
Key Indicators (unaudited):
Consumer-to-Consumer transactions	287.0	275.8	268.3	261.5	254.9

	As of December 31,
(in millions)	2018	2017	2016	2015	2014
Balance Sheet Data:
Settlement assets	$3,813.8	$4,188.9	$3,749.1	$3,308.7	$3,313.7
Total assets	8,996.8	9,231.4	9,419.6	9,449.2	9,877.5
Settlement obligations	3,813.8	4,188.9	3,749.1	3,308.7	3,313.7
Total borrowings	3,433.7	3,033.6	2,786.1	3,215.9	3,707.5
Total liabilities	9,306.6	9,722.8	8,517.4	8,044.3	8,577.1
Total stockholders’ equity/(deficit)	(309.8)	(491.4)	902.2	1,404.9	1,300.4

(a)

For the year ended December 31, 2017, operating expenses included a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, “Goodwill,” and $60.0 million of expenses related to the NYDFS Consent Order. For the year ended December 31, 2016, operating expenses included $601.0 million of expenses as a result of the Joint Settlement Agreements, as described in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies.” For the year ended December 31, 2015, operating expenses included $35.3 million of expenses as a result of the Paymap Settlement Agreement.

(b)

On January 1, 2018, we adopted an accounting pronouncement that requires the non-service costs of a defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in increases to operating income and decreases to operating expenses and other income/(expense), net of $2.4 million, $3.3 million, $2.8 million and $3.8 million for the years ended December 31, 2017, 2016, 2015 and 2014, respectively, from the amounts previously reported. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies” for further information.
(c)	Interest income consists of interest earned on cash and other investments not required to satisfy settlement obligations.
(d)	Interest expense primarily relates to our outstanding borrowings.
(e)

For the year ended December 31, 2017, our provision for income taxes included an estimated $828 million related to the enactment of the Tax Act into United States law, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. During the year ended December 31, 2018, we completed our accounting for the Tax Act’s impacts that were provisionally estimated as of December 31, 2017 and recorded an additional $22.5 million of income tax expense, as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, “Income Taxes.”

(f)

Net cash provided by operating activities during the year ended December 31, 2018 was negatively impacted by approximately $120 million of payments related to an agreement with the IRS resolving substantially all of the issues related to our restructuring of our international operations in 2003, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, “Income Taxes,” $64 million of payments related to tax on certain of our previously undistributed foreign earnings associated with the Tax Act, a $60 million payment related to the NYDFS Consent Order and payments related to our business transformation initiative as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, “Business Transformation Expenses.” Net cash provided by operating activities during the year ended December 31, 2017 was impacted by cash payments of $591 million pursuant to the Joint Settlement Agreements and payments related to our business transformation initiative.

(g)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software and purchases of property and equipment.
(h)

On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $544.2 million remained available as of December 31, 2018. During the years ended December 31, 2018, 2017, 2016, 2015, and 2014, we repurchased 20.2 million, 24.9 million, 24.8 million, 25.1 million, and 29.3 million shares, respectively, under authorizations from our Board of Directors.

(i)	Cash dividends per share declared quarterly by our Board of Directors were as follows:

Year	Q1	Q2	Q3	Q4
2018	$0.19	$0.19	$0.19	$0.19
2017	$0.175	$0.175	$0.175	$0.175
2016	$0.16	$0.16	$0.16	$0.16
2015	$0.155	$0.155	$0.155	$0.155
2014	$0.125	$0.125	$0.125	$0.125

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K. This Annual Report on Form 10‑K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10‑K. See “Risk Factors” and “Forward-looking Statements.”

Overview

We are a leading provider of money movement and payment services, operating in two business segments:

•

Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. We view our multi-currency money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers and, in certain countries, intra-country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.

•

Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as “Other,” which primarily include our electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. The majority of our cash-based bill payments services are led by one executive, and the majority of our electronic-based bill payments services are led by another executive. The Chief Operating Decision Maker (“CODM”) allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. Our money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, are also included in “Other.” Additional information on our reportable segments is further described in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2018 compared to the same period in 2017 and the year ended December 31, 2017 compared to the same period in 2016. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income/(Loss). All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided. Beginning in the first quarter of 2018, we no longer present the “Derivative gains, net” line item in our Consolidated Statements of Income/(Loss) for all periods presented due to the early adoption of a new accounting pronouncement to improve the financial reporting of hedging relationships, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies.”

Amounts previously reported in prior periods in “Derivative gains, net” are now reported in “Other income, net” in the Consolidated Statements of Income/(Loss). Additionally, certain historical amounts reported in the Consolidated Statements of Income/(Loss) for the years ended December 31, 2017 and 2016 have been adjusted due to the adoption of an accounting standard related to pension costs, as further described in the Segment Discussion below.

During the year ended December 31, 2017, our provision for income taxes included $828 million related to the enactment of the Tax Act into United States law, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. During the year ended December 31, 2018, we completed our accounting for the Tax Act’s impacts that were provisionally estimated as of December 31, 2017 and recorded an additional $22.5 million of income tax expense, as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, “Income Taxes.”

During the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge related to our Business Solutions reporting unit, which reduced our operating income by $464 million as the estimated fair value of the reporting unit declined below its carrying value. For further detail, see the “Critical Accounting Policies and Estimates” discussion below.

Additionally, our operating income for the year ended December 31, 2017 was negatively impacted by a $60 million accrual related to the NYDFS Consent Order, described further in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies.” Our operating income for the year ended December 31, 2016 was negatively impacted by $601 million of expenses related to compensation payments and other costs as a result of the Joint Settlement Agreements described further in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, “Commitments and Contingencies.” The NYDFS Consent Order and the Joint Settlement Agreements have been reflected within “Selling, general and administrative” expenses in our Consolidated Statements of Income/(Loss).

Our revenues and operating income for the years ended December 31, 2018 and 2017 were negatively impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $111.9 million and $61.3 million for the years ended December 31, 2018 and 2017, respectively, relative to the respective prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $142.7 million and $30.3 million for the years ended December 31, 2018 and 2017, respectively, relative to the respective prior year. The reduction in revenues during the year ended December 31, 2018, primarily from the Argentine peso, was partially offset by the weakening of the United States dollar against various European currencies, primarily the euro and the British pound. Fluctuations in the United States dollar compared to foreign currencies negatively impacted operating income by $18.1 million and $44.0 million during the years ended December 31, 2018 and 2017, respectively, relative to the respective prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to operating income of $34.7 million and $7.7 million for the years ended December 31, 2018 and 2017, respectively, relative to the respective prior year.

The following table sets forth our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,			% Change
(in millions, except per share amounts)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues	$5,589.9	$5,524.3	$5,422.9	1%	2%
Expenses:
Cost of services (a)	3,300.8	3,353.0	3,266.7	(2)%	3%
Selling, general and administrative	1,167.0	1,231.5	1,669.2	(5)%	(26)%
Goodwill impairment charge	—	464.0	—	(b)	(b)
Total expenses	4,467.8	5,048.5	4,935.9	(12)%	2%
Operating income	1,122.1	475.8	487.0	(b)	(2)%
Other income/(expense):
Interest income	4.8	4.9	3.5	(3)%	41%
Interest expense	(149.6)	(142.1)	(152.5)	5%	(7)%
Other income, net (a)	14.1	8.9	3.7	57%	(b)
Total other expense, net	(130.7)	(128.3)	(145.3)	2%	(12)%
Income before income taxes	991.4	347.5	341.7	(b)	2%
Provision for income taxes	139.5	904.6	88.5	(85)%	(b)
Net income/(loss)	$851.9	$(557.1)	$253.2	(b)	(b)
Earnings/(loss) per share:
Basic	$1.89	$(1.19)	$0.52	(b)	(b)
Diluted	$1.87	$(1.19)	$0.51	(b)	(b)
Weighted-average shares outstanding:
Basic	451.8	467.9	490.2
Diluted	454.4	467.9	493.5

(a)

On January 1, 2018, we adopted an accounting pronouncement that requires the non-service costs of a defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in reductions to “Cost of services” and “Other income, net” of $2.4 million and $3.3 million for the years ended December 31, 2017 and 2016, respectively, from the amounts previously reported. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies,” for further information.

(b)	Calculation not meaningful.

Revenues overview

Transaction volume is the primary generator of revenue in our businesses. Revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate we set to the customer and the rate available in the wholesale foreign exchange market, and speed of service, as applicable. We also offer several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the years ended December 31, 2018 and 2017 compared to the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,			% Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues, as reported - (GAAP)	$5,589.9	$5,524.3	$5,422.9	1%	2%
Foreign currency impact (a)				2%	1%
Revenue change, constant currency adjusted - (Non-GAAP)				3%	3%

(a)

Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $111.9 million and $61.3 million for the years ended December 31, 2018 and 2017, respectively, when compared to foreign currency rates in the prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $142.7 million and $30.3 million for the years ended December 31, 2018 and 2017, respectively, when compared to foreign currency rates in the prior year. The reduction in revenues during the year ended December 31, 2018, primarily from the Argentine peso, was partially offset by the weakening of the United States dollar against various European currencies, primarily the euro and the British pound.

2018 compared to 2017

During the year ended December 31, 2018 compared to 2017, GAAP revenues increased 1%. The increase in revenue was the result of transaction growth in our Consumer-to-Consumer segment of 4% for the year ended December 31, 2018. The increase in revenues constant currency adjusted (Non-GAAP) of 3% was the result of an increase in local currency revenue per transaction in our Argentine operations, including our cash-based bill payment business, primarily due to inflation, and transaction growth in our Consumer-to-Consumer segment.

2017 compared to 2016

During the year ended December 31, 2017 compared to 2016, GAAP revenues increased 2%. The increase in revenue was the result of transaction growth in our Consumer-to-Consumer segment of 3% for the year ended December 31, 2017 and growth in our United States electronic-based and Argentina cash-based bill payments services. This growth was partially offset by the fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, which negatively impacted revenue by 1% for the year ended December 31, 2017. The increase in revenues constant currency adjusted (Non-GAAP) of 3% was also due to transaction growth in our Consumer-to-Consumer segment and an increase in local currency revenue per transaction in our Argentine operations, including our cash-based bill payment business, primarily due to inflation, and growth in our United States electronic-based bill payments services.

Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection, including related to the Joint Settlement Agreements and the NYDFS Consent Order described further in Part II, Item 8, Financial

Statements and Supplementary Data, Note 6, “Commitments and Contingencies,” and similar regulations outside the United States, and other matters. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the year ended December 31, 2018. Cost of services decreased for the year ended December 31, 2018 compared to the prior year due to decreased severance and related employee benefits, and other expenses related to a business transformation initiative referred to as the WU Way, as further discussed below, and decreased bad debt expenses, partially offset by increased bank fees, including in our United States electronic bill payments services.

Cost of services increased for the year ended December 31, 2017, compared to the prior year, due to increased bank fees, primarily in our United States electronic bill payments services, and increased expenses related to the WU Way.

Selling, general and administrative

Selling, general and administrative expenses decreased for the year ended December 31, 2018 compared to the prior year due to decreased consulting service fees, severance and related employee benefits, and other expenses related to the WU Way, and decreased employee incentive compensation expenses, partially offset by increases in other corporate costs, including costs related to strategic initiatives, other employee-related costs, and marketing expenses. Additionally, selling, general and administrative expenses for the year ended December 31, 2017 were impacted by a $60 million accrual related to the NYDFS Consent Order and $8 million of expenses related to the independent compliance auditor required by the Joint Settlement Agreements.

Selling, general and administrative expenses decreased for the year ended December 31, 2017 compared to the prior year due to expenses related to the Joint Settlement Agreements in the amount of $601 million recorded during 2016, as described earlier, partially offset by the NYDFS Consent Order accrual of $60 million discussed above, WU Way-related severance and related employee benefits, consulting service fees, and other expenses, increased employee incentive compensation expenses, and increased marketing expenses. Additionally, fluctuations in the United States dollar compared to foreign currencies resulted in a positive impact on the translation of our expenses.

Goodwill Impairment

For the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as described earlier. We did not record any goodwill impairments during the years ended December 31, 2018 and 2016.

Total other expense, net

Total other expense, net increased for the year ended December 31, 2018 compared to the prior year due to lower derivatives gains primarily due to the adoption of an accounting standard as described in Part II, Item 8, Financial Statements and Supplementary Data, Note 15, “Derivatives,” and higher interest expense related to an increase in the weighted-average effective interest rate on our debt, partially offset by foreign exchange gains realized during the first half of 2018 on certain U.S. dollar-denominated assets in our Argentina cash-based bill payments business. Total other expense, net decreased for the year ended December 31, 2017, compared to the prior year, due to lower interest expense related to a decrease in the weighted-average effective interest rate on our debt.

Income taxes

Our effective tax rates on pre-tax income were 14.1%, 260.3% and 25.9% for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in our effective tax rate for the year ended December 31, 2018 is due to the enactment of the Tax Act into United States law in December 2017 which significantly impacted our effective tax rate for the year ended December 31, 2017, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of our deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects, as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, “Income Taxes.” Our effective tax rate for the year ended December 31, 2018 compared to 2017 was also impacted by the goodwill impairment in our Business Solutions reporting unit and the NYDFS Consent Order accrual, both recorded during 2017. The increase in our effective tax rate for the year ended December 31, 2017 compared to 2016 was primarily due to the enactment of the Tax Act into United States law in December 2017, as described above. Our effective tax rate for the year ended December 31, 2017 compared to 2016 was also impacted by the goodwill impairment in our Business Solutions reporting unit and the NYDFS Consent Order accrual, both recorded in 2017, and the Joint Settlement Agreements recorded during 2016.

In December 2017, the Tax Act was enacted into United States law, and certain of the Tax Act’s impacts had been provisionally estimated as of December 31, 2017. During the year ended December 31, 2018, we completed our accounting for the Tax Act’s impacts that were provisionally estimated as of December 31, 2017 and recorded an additional $22.5 million of income tax expense, as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, “Income Taxes.” Our effective tax rate for the year ended December 31, 2018 increased by 2.3% due to these adjustments, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, “Income Taxes.”

The Tax Act is broad and complex, and our income tax expense could increase or decrease in future periods as the effects of the Tax Act are clarified through federal or state regulations, interpretations, or law changes. Changes or clarifications in the interpretation of the Tax Act or other legislative proposals or amendments could have a significant effect on our income tax expense in future periods. Furthermore, the effect of the Tax Act on state income taxes, including how the tax on certain previously undistributed earnings of foreign subsidiaries will be interpreted by the states and how states will apply forward-looking provisions of the Tax Act, are currently unclear and subject to potential changes affecting both the amount of state taxes and the remeasurement of our deferred tax assets and liabilities and other tax balances.

Moreover, we may be subject to additional tax on certain payments to our foreign affiliates in 2019 and thereafter under the Base Erosion Anti-Abuse Tax (“BEAT”) provisions of the Tax Act, as the minimum BEAT rate increases from 5% in 2018 to 10% in 2019 through 2025. We have identified and are in the process of implementing structural actions which we believe will help mitigate the impact of the BEAT. However, if we are not successful at mitigating this impact, the BEAT could have a material adverse effect on our financial condition, results of operations, and cash flows.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2018, the total amount of tax contingency reserves was $306.8 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

A significant proportion of our profits are foreign-derived. For the years ended December 31, 2018, 2017 and 2016, 101%, 169% and 260%, respectively, of our pre-tax income was derived from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in foreign tax laws.

Earnings/(loss) per share

During the years ended December 31, 2018, 2017 and 2016, basic earnings/(loss) per share were $1.89, $(1.19) and $0.52, respectively, and diluted earnings/(loss) per share were $1.87, $(1.19) and $0.51, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding.

Diluted earnings/(loss) per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2018, 2017 and 2016, there were 2.6 million, 2.8 million, and 3.4 million, respectively, of shares excluded from the diluted earnings/(loss) per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above our weighted-average share price during the periods and their effect was anti-dilutive. Due to the net loss for the year ended December 31, 2017, an additional 3.0 million shares were excluded from diluted weighted-average shares outstanding, because the effect of including such shares would have been anti-dilutive in the calculation of diluted loss per share.

Earnings/(loss) per share for the years ended December 31, 2018 and 2017 compared to the prior year were impacted by the previously described factors impacting net income/(loss). Adjustments to our accounting for the Tax Act’s impacts that were previously provisionally estimated negatively impacted earnings per share for the year ended December 31, 2018 by $0.05. For the year ended December 31, 2017, the Tax Act negatively impacted loss per share by $1.76, and the goodwill impairment charge related to our Business Solutions reporting unit and the NYDFS Consent Order negatively impacted loss per share by $0.96, net of income tax effects, and $0.13, respectively. The Joint Settlement Agreements decreased earnings per share for the year ended December 31, 2016 by $1.21. Earnings/(loss) per share for the years ended December 31, 2018 and 2017 were also impacted by lower weighted-average shares outstanding due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions.

The business segment measurements provided to, and evaluated by, our CODM are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
•	Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.
•

On January 1, 2018, we adopted an accounting pronouncement that requires the non-service costs of the defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in an increase of $2.4 million and $3.3 million to operating income, respectively, for the years ended December 31, 2017 and 2016, from the amounts previously reported, and this increase was allocated among the segments in a method consistent with the original allocation of this expense. Segment results for the years ended December 31, 2017 and 2016 in the discussion and tables below have been adjusted to conform with the new presentation.

•

As described above, during the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit. While the impairment was identifiable to our Business Solutions segment, it was not allocated to the segment, as it was not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•

As described above, we incurred $60.0 million of expenses related to the NYDFS Consent Order during the year ended December 31, 2017, and expenses of $8.0 million and $601.0 million related to the Joint Settlement Agreements during the years ended December 31, 2017 and 2016, respectively. While these expenses were identifiable to our Consumer-to-Consumer segment, they were not allocated to the segment, as they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•

As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete. We incurred expenses related to the WU Way of $94.4 million and $20.3 million during the years ended December 31, 2017 and 2016, respectively. While certain items related to the initiative were identifiable to our segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on this business transformation initiative, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, “Business Transformation Expenses.”

•	All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Consumer-to-Consumer	80%	79%	79%
Business Solutions	7%	7%	7%
Other	13%	14%	14%
	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,			% Change
(dollars and transactions in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues	$4,453.6	$4,354.5	$4,304.6	2%	1%
Operating income	$1,048.2	$1,004.2	$1,011.3	4%	(1)%
Operating income margin	24%	23%	23%
Key indicator:
Consumer-to-Consumer transactions	287.0	275.8	268.3	4%	3%

We view our Consumer-to-Consumer money transfer service, including our online money transfer transactions conducted and funded through Western Union branded websites and mobile apps (“westernunion.com”), as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include westernunion.com in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The geographic split for transactions and revenue in the table that follows, including transactions conducted through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are transactions conducted through westernunion.com for the years ended December 31, 2018, 2017 and 2016, respectively. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions and revenue that are conducted through westernunion.com.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in “Revenues overview” above.

	Year Ended December 31, 2018				Year Ended December 31, 2017
			Constant				Constant
			Currency				Currency
	Revenue		Revenue		Revenue		Revenue
	Growth/	Foreign	Growth/		Growth/	Foreign	Growth/
	(Decline), as	Exchange	(Decline) (a) -	Transaction	(Decline), as	Exchange	(Decline) (a) -	Transaction
	Reported -	Translation	(Non-	Growth/	Reported -	Translation	(Non-	Growth/
	(GAAP)	Impact	GAAP)	(Decline)	(GAAP)	Impact	GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	2%	0%	2%	2%	2%	(1)%	3%	3%
Europe and Russia/CIS ("EU & CIS")	7%	3%	4%	8%	1%	(1)%	2%	7%
Middle East, Africa, and South Asia ("MEASA")	(5)%	(1)%	(4)%	1%	(8)%	(1)%	(7)%	(10)%
Latin America and the Caribbean ("LACA") (b)	8%	(11)%	19%	14%	22%	(1)%	23%	17%
East Asia and Oceania ("APAC")	(6)%	0%	(6)%	(1)%	(2)%	(2)%	0%	0%
Total Consumer-to-Consumer growth/(decline):	2%	0%	2%	4%	1%	(1)%	2%	3%

westernunion.com (c)	21%	0%	21%	25%	23%	(1)%	24%	24%

(a)

Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.

(b)

Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation, and transaction growth in our Argentine operations for the year ended December 31, 2018.

(c)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	37%	37%	36%
EU & CIS	32%	31%	31%
MEASA	15%	16%	18%
LACA	9%	8%	7%
APAC	7%	8%	8%

Westernunion.com, which is included in the regional percentages above, represented approximately 12%, 10%, and 8% of our Consumer-to-Consumer revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

Our consumers transferred $87.7 billion, $81.8 billion, and $80.0 billion in Consumer-to-Consumer principal for the years ended December 31, 2018, 2017 and 2016 respectively, of which $79.9 billion, $74.5 billion, and $72.5 billion, respectively, related to cross-border principal, for the same corresponding periods described above.

Revenues

2018 compared to 2017

Consumer-to-Consumer money transfer revenue increased 2% on transaction growth of 4% for the year ended December 31, 2018 compared to the prior year. Constant currency revenue growth and transaction growth was driven primarily by continued growth in westernunion.com. Consumer-to-Consumer money transfer revenue was negatively impacted by net price decreases of 1% for the year ended December 31, 2018.

Our NA region experienced increased revenue of 2% for the year ended December 31, 2018 compared to the prior year and transaction growth of 2%. The increase in revenue was primarily due to transaction growth in our United States outbound services, partially offset by lower revenue generated from money transfers sent and received within the United States.

Our EU & CIS region experienced increased revenue of 7% for the year ended December 31, 2018 compared to the prior year and transaction growth of 8%. Fluctuations in the exchange rate between the United States dollar, the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, positively impacted revenue by 3% for the year ended December 31, 2018. Revenue was positively impacted by transaction growth in France and Spain for the year ended December 31, 2018.

Our MEASA region experienced decreased revenue of 5% for the year ended December 31, 2018 compared to the prior year and transaction growth of 1%. Revenue for the year ended December 31, 2018 was negatively impacted by net price decreases. Additionally, fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 1% for the year ended December 31, 2018.

Our LACA region experienced increased revenue of 8% for the year ended December 31, 2018 compared to the prior year and transaction growth of 14%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 11% for the year ended December 31, 2018. Revenues were negatively impacted by the strengthening of the United States dollar against the Argentine peso, partially offset by an increase in local currency revenue per transaction, primarily due to inflation, and transaction growth in certain Latin American countries, including Argentina.

Our APAC region experienced decreased revenue of 6% for the year ended December 31, 2018 compared to the prior year and a transaction decline of 1%. Revenue for the year ended December 31, 2018 was negatively impacted by mix.

We have historically implemented price reductions or price increases throughout many of our global corridors. We will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently.

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

Operating income

2018 compared to 2017

Consumer-to-Consumer operating income increased 4% during the year ended December 31, 2018 compared to the prior year. Results for the year ended December 31, 2018 were positively impacted by the revenue increases described above, decreased bad debt expenses, and decreased employee incentive compensation expenses, partially offset by increases in other employee-related costs, marketing expenses, and other corporate costs. The change in operating margin for the year ended December 31, 2018 is due to the factors described above in addition to fluctuations between the United States dollar and other currencies, net of the impact of foreign currency hedges.

2017 compared to 2016

Consumer-to-Consumer operating income decreased 1% during the year ended December 31, 2017 compared to the prior year. Results for the year ended December 31, 2017 were impacted by increased employee incentive compensation expenses and increased marketing expenses, partially offset by the revenue increase described above. Additionally, operating income for the year ended December 31, 2017 was negatively impacted by fluctuations in the United States dollar compared to foreign currencies.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,			% Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues	$386.8	$383.9	$396.0	1%	(3)%
Operating income	$23.4	$13.8	$21.3	70%	(35)%
Operating income margin	6%	4%	5%

Revenues

2018 compared to 2017

For the year ended December 31, 2018 compared to the prior year, Business Solutions revenue increased 1%. Fluctuations in the exchange rate between the United States dollar and other currencies positively impacted revenue by 1% for the year ended December 31, 2018.

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

Operating income

2018 compared to 2017

For the year ended December 31, 2018, operating income and operating margin increased when compared to the prior year as a result of reductions in certain expenses, including information technology expenses and bank fees.

2017 compared to 2016

For the year ended December 31, 2017, operating income decreased when compared to the prior year as a result of increased information technology expenses and the decrease in revenues described above, partially offset by a reduction in amortization expense. The change in operating margins in the segment was due to these same factors.

Other

The following table sets forth Other results for the years ended December 31, 2018, 2017 and 2016. Other primarily includes our electronic-based and cash-based bill payment services which facilitate bill payments from consumers to businesses and other organizations.

	Year Ended December 31,			% Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues	$749.5	$785.9	$722.3	(5)%	9%
Operating income	$50.5	$84.2	$75.7	(40)%	11%
Operating income margin	7%	11%	10%

Revenues

2018 compared to 2017

For the year ended December 31, 2018 compared to the prior year, Other revenue decreased 5% primarily due to the strengthening of the United States dollar against foreign currencies, including the Argentine peso, which negatively impacted revenue growth by 14% for the year ended December 31, 2018. The decrease for the year ended December 31, 2018 was partially offset by an increase in local currency revenue per transaction, primarily due to inflation, and transaction growth in our Argentina cash-based bill payment services. Additionally, revenue decreased for the year ended December 31, 2018 due to a decrease in our United States electronic bill payments services.

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

Operating income

2018 compared to 2017

For the year ended December 31, 2018, the decrease in Other operating income is primarily due to the revenue decreases described above, increased other corporate costs related to strategic initiatives, and increased bank fees in our United States electronic bill payment services. The changes in operating margins were also due to these factors.

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

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings and timing of income tax payments, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments of our 2017 United States federal tax liability, as further described below, are due in the second quarter of each year through 2025.

Our future cash flows could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting migrant populations, changes in income tax laws or the status of income tax audits, including the resolution of outstanding tax matters, and the settlement or resolution of legal contingencies.

Substantially all of our cash flows from operating activities have been generated from subsidiaries. Most of these cash flows are generated from our regulated subsidiaries. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: (1) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations, (2) other legal or regulatory restrictions, including statutory or formalized minimum net worth requirements, and (3) restrictions on transferring assets outside of the countries where these assets are located. See also Part II, Item 8, Financial Statements and Supplementary Data, Note 1, “Business and Basis of Presentation,” in this Annual Report on Form 10‑K.

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility (“Revolving Credit Facility”), which expires in January 2024 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of December 31, 2018, we had no outstanding borrowings on our Revolving Credit Facility and $125.0 million of outstanding borrowings on the commercial paper program.

To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing and manner by which cash is made available from our international subsidiaries. While we no longer incur material additional United States taxes as a result of repatriations of foreign profits under the Tax Act, we are also subject to foreign tax laws, and as a result, these decisions can influence our overall tax rate and impact our total liquidity. We regularly evaluate, taking tax consequences and other factors into consideration, our United States cash requirements and also the potential uses of cash internationally to determine the appropriate level of dividend repatriations of our foreign source income.

Cash and Investment Securities

As of December 31, 2018 and 2017, we had cash and cash equivalents of $973 million and $838 million, respectively. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as “Settlement assets” on our Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as “Cash and cash equivalents” within “Settlement assets,” to fund settlement obligations.

Investment securities, classified within “Settlement assets,” were $1.2 billion and $1.4 billion as of December 31, 2018 and 2017, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2018, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2018, 2017 and 2016, cash provided by operating activities was $821.3 million, $742.0 million and $1,041.9 million, respectively. Cash provided by operating activities during the year ended December 31, 2018 was negatively impacted by approximately $120 million of payments related to an agreement with the IRS resolving substantially all of the issues related to our restructuring of our international operations in 2003, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, “Income Taxes,” $64 million of payments related to tax on certain of our previously undistributed foreign earnings associated with the Tax Act, a $60 million payment related to the NYDFS Consent Order and payments related to our business transformation initiative as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, “Business Transformation Expenses.” Cash provided by operating activities during the year ended December 31, 2017 was impacted by cash payments of $591 million pursuant to the Joint Settlement Agreements and payments related to our business transformation initiative.

Financing Resources

As of December 31, 2018, we had the following outstanding borrowings (in millions):

Commercial paper	$125.0
Notes:
3.350% notes due 2019 (a)	250.0
Floating rate notes (effective rate of 3.7%) due 2019	250.0
5.253% notes (effective rate of 5.9%) due 2020	324.9
3.600% notes due 2022 (a)	500.0
4.250% notes (effective rate of 4.5%) due 2023 (b)	300.0
6.200% notes due 2036 (a)	500.0
6.200% notes due 2040 (a)	250.0
Term loan facility borrowing (effective rate of 3.8%) (c)	950.0
Total borrowings at par value	3,449.9
Fair value hedge accounting adjustments, net (d)	(0.1)
Debt issuance costs and unamortized discount, net	(16.1)
Total borrowings at carrying value (e)	$3,433.7

(a)	The difference between the stated interest rate and the effective interest rate is not significant.
(b)	On June 11, 2018, we issued $300.0 million of aggregate principal amount of 4.250% unsecured notes due in 2023 (“2023 Notes”).
(c)

On December 18, 2018, we entered into an amended and restated term loan facility providing for up to $950 million in borrowings and extending the final maturity of the facility to January 2024 (the “Term Loan Facility”). As of December 31, 2018, we have borrowed the remaining amounts available under the facility.

(d)

We utilize interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of our notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage our overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “Interest expense” in the Consolidated Statements of Income/(Loss) over the life of the related notes and cause the effective rate of interest to differ from the notes’ stated rate.

(e)	As of December 31, 2018, our weighted-average effective rate on total borrowings was approximately 4.5%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2018 and 2017, we had $125.0 million and no commercial paper borrowings outstanding, respectively. Our commercial paper borrowings as of December 31, 2018 had a weighted-average annual interest rate of approximately 2.9% and a weighted-average term of approximately 3 days. During the years ended December 31, 2018, 2017 and 2016, the average commercial paper balance outstanding was $115.1 million, $69.6 million, and $14.6 million, respectively, and the maximum balance outstanding was $570.0 million, $610.0 million, and $440.0 million, respectively. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Revolving Credit Facility

On December 18, 2018, we entered into a credit agreement which expires in January 2024 providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of December 31, 2018 and 2017, we had no outstanding borrowings under our current or prior revolving credit facilities. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Term Loan Facility

On December 18, 2018, we extended the Term Loan Facility providing for an unsecured delayed draw term loan facility in an aggregate amount of $950 million. In October 2016, we borrowed $575 million under our prior term loan facility and used the proceeds, in addition to cash, including cash generated from operations, and proceeds from commercial paper borrowings in October 2016 to repay our notes due in October 2016. In December 2018, we borrowed the remaining amount available under the facility, with proceeds from the borrowings expected to be used for general corporate purposes.

Generally, interest under the Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. The interest rate margin percentage is based on certain of our credit ratings and will increase or decrease in the event of certain upgrades or downgrades in our credit ratings.

In addition to the payment of interest, we are required to make certain periodic amortization payments with respect to the outstanding principal of the term loan, beginning in 2021. The final maturity date of the Term Loan Facility is January 8, 2024.

Under the terms of the prior term loan facility, we were required to make certain amortization payments with respect to the outstanding principal of the prior term loan. For the year ended December 31, 2018, we made amortization payments of $14.4 million prior to the extension of the term loan agreement.

Notes

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

On March 15, 2017, we issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022. On August 22, 2017, we issued an additional $100.0 million of aggregate principal amount of unsecured notes due March 15, 2022, for an aggregate principal total of $500.0 million of 3.600% unsecured notes (“2022 Notes”). The notes issued on August 22, 2017 are part of the same series and, accordingly, have the same terms and conditions as the notes issued on March 15, 2017; however, the notes issued on August 22, 2017 were issued at a premium of 101.783% and we received $1.57 million of accrued interest upon issuance. We used the net proceeds from the August 22, 2017 sale of the notes, excluding the accrued interest received, for general corporate purposes, including to fund a portion of the notes that matured in December 2017. Interest with respect to the 2022 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017, based on the per annum rate of 3.600%. The interest rate payable on the 2022 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2022 Notes exceed 5.600% per annum. The interest rate payable on the 2022 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.600% per annum. We may redeem the 2022 Notes at any time prior to February 15, 2022 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. We may redeem the 2022 Notes at any time after February 15, 2022 at a price equal to par, plus accrued interest.

On November 22, 2013, we issued $250.0 million of aggregate principal amount of unsecured notes due May 22, 2019 (“2019 Notes”). Interest with respect to the 2019 Notes is payable semi-annually in arrears on May 22 and November 22 of each year, beginning on May 22, 2014, based on the fixed per annum rate of 3.350%. The interest rate payable on the 2019 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2019 Notes be increased by more than 2.00% above 3.350% per annum. The interest rate payable on the 2019 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.350% per annum. We may redeem the 2019 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On December 10, 2012, we issued $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2017 (“2017 Notes”). In December 2017, the 2017 Notes matured and were repaid.

On August 22, 2011, we issued $400.0 million of aggregate principal amount of unsecured notes due August 22, 2018 (“2018 Notes”). In August 2018, the 2018 Notes matured and were repaid.

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

On March 30, 2010, we exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 for unsecured notes due April 1, 2020 (“2020 Notes”). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into “Interest expense” over the life of the notes. We may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

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

Our Revolving Credit Facility and our Term Loan Facility contain interest rate margins which are determined based on certain of our credit ratings, and our Revolving Credit Facility also contains a facility fee that is based on our credit ratings. In addition, the interest rates payable on our 2019 Notes, 2022 Notes and 2023 Notes can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade, as further described below. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility and Term Loan Facility require us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income/(loss) plus the sum of (a) interest expense; (b) income tax expense; (c) depreciation expense; (d) amortization expense; (e) any other non-cash deductions, losses or charges made in determining net income/(loss) for such period; and (f) extraordinary, non-recurring, or unusual losses or charges (including costs and expenses of litigation included in operating income), minus extraordinary, non-recurring or unusual gains provided that the amount added back to net income (or net loss) for such extraordinary, non-recurring or unusual losses, expenses or charges may not exceed 10% of adjusted EBITDA, in each case determined in accordance with United States generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 10:1 for the year ended December 31, 2018.

For the year ended December 31, 2018, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Certain of our notes (including the Floating Rate Notes, 2019 Notes, 2022 Notes, 2023 Notes and 2040 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving us and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by all three major credit rating agencies.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $339.0 million, $177.1 million and $229.8 million in 2018, 2017 and 2016, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure, purchased and developed software, and, primarily in 2018, leasehold improvements related to our corporate headquarters.

Share Repurchases and Dividends

During the years ended December 31, 2018, 2017 and 2016, 20.2 million, 24.9 million and 24.8 million shares, respectively, were repurchased for $399.2 million, $487.0 million and $481.3 million, respectively, excluding commissions, at an average cost of $19.81, $19.55 and $19.41 per share, respectively. As of December 31, 2018, $544.2 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2019.

Our Board of Directors declared quarterly cash dividends of $0.19 per common share in all four quarters of 2018, representing $341.7 million in total dividends. Our Board of Directors declared quarterly cash dividends of $0.175 per common share in all four quarters of 2017 and $0.16 per common share in all four quarters of 2016, representing $325.6 million and $312.2 million, respectively, in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 7, 2019, the Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on March 29, 2019.

Debt Service Requirements

Our 2019 and future debt service requirements will include payments on all outstanding indebtedness. In May 2019, our 2019 Notes of $250.0 million and Floating Rate Notes of $250.0 million will mature. We plan to fund these maturities from the proceeds from the Term Loan, commercial paper and cash, including cash generated from operations.

2017 United States Federal Tax Liability

As previously discussed, the Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, which we have elected to pay in periodic installments through 2025. During the year ended December 31, 2018, we made installment payments of $64 million. Under the terms of the law, we are required to pay the remaining installment payments as summarized in “Contractual Obligations” below. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements disclosed in Part II, Item 8, Financial Statements and Supplementary Data, Note 13, “Operating Lease Commitments,” we have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Pension Plan

We have a frozen defined benefit pension plan (“Plan”), for which we had a recorded unfunded pension obligation of $16.0 million and $15.0 million as of December 31, 2018 and 2017, respectively. We were not required to and did not make a contribution to the Plan during the years ended December 31, 2018 and 2017, and we are not required to make any contributions to the Plan in 2019.

Our most recent measurement date for our pension plan was December 31, 2018. The calculation of the funded status and net periodic benefit cost is dependent upon three primary assumptions: 1) expected long-term return on plan assets; 2) discount rate; and 3) life expectancy trends.

The expected long-term return on plan assets is 6.50% for 2019. As of our December 31, 2018 measurement date, pension plan target allocations were approximately 60% in fixed income, 20% in equity investments, and 20% in alternative investment strategies (e.g. hedge funds, royalty rights, and private equity funds). Hedge fund strategy types include, but are not limited to: equity long/short, commodities/currencies, event driven, relative value, and multi-strategy. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is set based on the rate at which the pension benefits could be settled effectively. The discount rate is determined by matching the timing and amount of anticipated payouts under the Plan to the rates from an AA spot rate yield curve. The curve is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 3.79% and 3.11% as of December 31, 2018 and 2017, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

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

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$4,665.6	$765.2	$603.1	$1,126.8	$2,170.5
2017 United States federal income taxes (including Tax Act taxes on certain previously undistributed foreign earnings) (b)	732.0	64.0	128.0	183.0	357.0
Unrecognized tax benefits (c)	316.0	—	—	—	—
Foreign currency and interest rate derivative contracts (d)	176.2	159.4	16.6	0.2	—
Other	22.5	15.2	6.3	1.0	—
Other Contractual Obligations:
Purchase obligations (e)	164.6	84.7	75.6	3.6	0.7
Operating leases	300.3	51.6	79.5	56.6	112.6
Total	$6,377.2	$1,140.1	$909.1	$1,371.2	$2,640.8

(a)

We have estimated our interest payments based on (i) the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes and (ii) an estimate of future interest rates on our interest rate swap agreements based on projected LIBOR rates. However, we may refinance all or a portion of our notes maturing in 2019.

(b)

Represents the remaining 2017 United States federal tax liability resulting from the Tax Act, which imposed United States tax on certain of our previously undistributed foreign earnings. Under the terms of the law, we have elected to pay this liability in periodic installments through 2025.

(c)

Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(d)	Represents the liability position of our foreign currency and interest rate derivative contracts as of December 31, 2018, which will fluctuate based on market conditions.
(e)

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

Other Commercial Commitments

We had approximately $265 million in outstanding letters of credit and bank guarantees as of December 31, 2018 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

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

The determination of our worldwide provision for income taxes requires significant judgment. We routinely receive, and may in the future receive, questions from taxing authorities on various tax-related assertions. In many of these instances, the ultimate tax determination is uncertain, given the complexities in interpreting tax laws and applying our facts and circumstances to these laws in many jurisdictions throughout the world.

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

Our tax contingency reserves for our uncertain tax positions as of December 31, 2018 were $306.8 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations and cash flows.

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

•

Cash flow hedges - Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in “Accumulated other comprehensive loss” are reclassified to earnings in the same period the hedged item affects earnings when the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. As discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of

Significant Accounting Policies,” we early adopted an accounting pronouncement related to hedging activities as of January 1, 2018. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, we exclude time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into “Revenues” within our Consolidated Statements of Income/(Loss). For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in “Revenues” for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, the changes in fair value of the excluded components were recognized immediately within our Consolidated Statements of Income/(Loss) and are included in “Other income, net.”

•

Fair value hedges - Fair value hedges consist of hedges of fixed rate debt, through interest rate swaps. The changes in fair value of these hedges, along with offsetting changes in fair value of the related debt instrument attributable to changes in the benchmark interest rate, are recorded in “Interest expense.”

The accounting guidance related to derivative accounting is complex and contains strict documentation requirements. The details of each designated hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting the changes in cash flows or fair value of the hedged item, and effectiveness is evaluated quarterly on a retrospective and prospective basis. If the hedge is no longer deemed effective, we discontinue applying hedge accounting to that relationship prospectively.

While we expect that our derivative instruments that currently qualify for hedge accounting will continue to meet the conditions for hedge accounting, if hedges do not qualify for hedge accounting, the changes in the fair value of the derivatives used as hedges would be reflected in earnings which could have a significant impact on our reported results. As of December 31, 2018, the cumulative pre-tax unrealized gains classified within accumulated other comprehensive income from such cash flow hedges that would be reflected in earnings if our hedges were disqualified from hedge accounting was $6.1 million. As of December 31, 2018, the cumulative debt adjustments from our fair value hedges that would be reflected in earnings if such hedges were disqualified from hedge accounting was a $0.1 million loss.

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

Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset. If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2018 was $598.2 million. During the years ended December 31, 2018, 2017 and 2016 we recorded immaterial impairments related to other intangible assets.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. An impairment assessment of goodwill is conducted annually during the Company’s fourth quarter at the reporting unit level. This assessment of goodwill is performed more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. Reporting units are determined by the level at which management reviews segment operating results. In some cases, that level is the operating segment and in others it is one level below the operating segment.

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

If we determine in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we estimate the fair value of the reporting unit using discounted cash flows and compare the estimated fair value to its carrying value. If the carrying value exceeds the fair value of the reporting unit, then an impairment is recognized for the difference. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies,” for further discussion regarding our accounting policies for goodwill and any related impairments.

The determination of the reporting units and which reporting units to include in the qualitative assessment requires significant judgment. Also, all of the assumptions used in the qualitative assessment require judgment. Additionally, for the quantitative goodwill impairment test, we calculate the fair value of reporting units through discounted cash flow analyses which require us to make estimates and assumptions including, among other items, revenue growth rates, operating margins, and capital expenditures based on our budgets and business plans. Development of such estimates and assumptions and the resultant fair value takes into consideration expected regulatory, marketplace, and other economic factors as well as relevant discount rates and terminal values.

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

The carrying value of goodwill as of December 31, 2018 was $2,725.0 million which represented approximately 30% of our consolidated assets. As of December 31, 2018, goodwill of $1,980.7 million and $532.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively, while the remaining $212.3 million resides in Other. For the year ended December 31, 2018, we did not record any goodwill impairments. For the reporting units that comprise Consumer-to-Consumer and Other, the fair value of the businesses significantly exceed their carrying amounts.

The fair value of the Business Solutions reporting unit continues to be sensitive to changes in projections for revenue growth rates and EBITDA margins. Our current expectation is for Business Solutions to average low to mid-single digit annual revenue growth over the 10‑year forecast period, with EBITDA margins dependent on revenue growth. Our ability to achieve the projected revenue growth and EBITDA margins may be affected by, amongst other factors, (a) pricing and product competition from direct competitors, banks and new market entrants; (b) our success and speed to market in developing new products; (c) the foreign exchange impact from revenues generated in currencies other than the United States dollar; (d) increased regulatory compliance requirements; (e) our ability to enter relationships with partners that can accelerate our time to market; (f) failure of long-term import growth rates returning to historic levels; (g) our ability to continue to maintain our payment network and bank account infrastructure; (h) foreign currency volatility impacts on customer activity; and (i) continued opportunities for cost reduction. Based on assumptions used within the Business Solutions reporting unit valuation, we believe a decrease of 50 basis points in the ten-year compound annual growth rate of revenue (also reflecting the assumed impact such a reduction would have on EBITDA margins) would result in a reduction in the fair value of the Business Solutions reporting unit of approximately $130 million. Such a reduction would result in the fair value approximating the carrying value of the reporting unit.

During the year ended December 31, 2017, we recorded a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as the estimated fair value of the reporting unit declined below its carrying value. The reduction in estimated fair value primarily resulted from a decrease in projected revenue growth rates and EBITDA margins and the impact of the Tax Act. Revenue and EBITDA projections were reevaluated during the year ended December 31, 2017 due to the declines in revenues and operating results recognized in the fourth quarter of 2017, which were significantly below management’s expectations. Additionally, as disclosed in prior Annual Reports on Form 10‑K and Quarterly Reports on Form 10‑Q, the total estimated fair value of the Business Solutions reporting unit previously included value derived from strategies to optimize United States cash flow management and global liquidity by utilizing international cash balances (including balances generated by other operating segments) to initially fund global principal payouts for Business Solutions transactions initiated in the United States (“Cash Management Strategies”) that would have been available to certain market participants. However, the December 2017 enactment of the Tax Act, which imposed a tax on certain previously undistributed foreign earnings and established minimum taxes on certain future payments and foreign earnings, eliminated any fair value associated with the Cash Management Strategies.

We did not record any goodwill impairments during the year ended December 31, 2016.

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

We have bill payment, money transfer, and other operations in Argentina, which together represented less than 5% of our total consolidated revenues for the years ended December 31, 2018, 2017 and 2016. The strengthening of the United States dollar against the Argentine peso has had adverse impacts on our historical results of operations and cash flows, as our Argentine peso-denominated revenue and operating income have been reduced when translated into United States dollars for inclusion in our financial statements. Additionally, beginning in the third quarter of 2018, we reflected the impact of all changes in the value of the Argentine peso on our monetary assets and liabilities in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for our money transfer operations, whereas these effects were reflected in other comprehensive income for our bill payment operations. This designation did not have a material impact on our financial position and results of operations during the year ended December 31, 2018. To mitigate the risks associated with fluctuations in the value of the Argentine peso, we manage our working capital balances to have minimal net monetary assets denominated in the Argentine peso. Furthermore, the impact on our results of operations from potential declines in the value of Argentine peso may be limited because of fee increases we implement that correspond to inflation in Argentina.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The majority of this business’ revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

As of December 31, 2018 and 2017, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income/(loss) is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $30 million and $35 million, respectively, based on our forecast of unhedged exposure to foreign currency at those dates. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income/(loss).

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2018 of approximately $2.3 billion. Approximately $1.3 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Consolidated Balance Sheets within “Cash and cash equivalents” and “Settlement assets.” To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as “Settlement assets.” Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption classified within “Settlement assets” in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within “Settlement assets” in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our “Total stockholders’ deficit” on our Consolidated Balance Sheets.

As of December 31, 2018, we had a total of approximately $1.4 billion of borrowings, not including commercial paper, that are subject to floating interest rates. Our Floating Rate Notes had an outstanding balance of $250.0 million as of December 31, 2018 and had an effective interest rate of 3.7% or 80 basis points above three-month LIBOR. In addition, as of December 31, 2018, a total of $175.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 325 basis points above LIBOR. Finally, interest on $950 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings of $125.0 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of December 31, 2018, our weighted-average effective rate on total borrowings was approximately 4.5%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income of approximately $15 million and $13 million annually based on borrowings, net of the impact of hedges, on December 31, 2018 and 2017, respectively, that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2018 and 2017 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to annual pre-tax income of approximately $13 million and $15 million, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to credit risk directly from consumer transactions, particularly through our electronic channels, where transactions are originated through means other than cash and therefore are subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our money transfer business.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934. The Western Union Company’s (“Western Union” or the “Company”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Western Union’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2018, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2018, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on Internal Control over Financial Reporting

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Western Union Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows and stockholders’ equity/(deficit) for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Western Union Company (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows and stockholders’ equity/(deficit) for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado
February 21, 2019

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues	$5,589.9	$5,524.3	$5,422.9
Expenses:
Cost of services (Note 2)	3,300.8	3,353.0	3,266.7
Selling, general and administrative	1,167.0	1,231.5	1,669.2
Goodwill impairment charge	—	464.0	—
Total expenses*	4,467.8	5,048.5	4,935.9
Operating income	1,122.1	475.8	487.0
Other income/(expense):
Interest income	4.8	4.9	3.5
Interest expense	(149.6)	(142.1)	(152.5)
Other income, net (Note 2)	14.1	8.9	3.7
Total other expense, net	(130.7)	(128.3)	(145.3)
Income before income taxes	991.4	347.5	341.7
Provision for income taxes (Note 11)	139.5	904.6	88.5
Net income/(loss)	$851.9	$(557.1)	$253.2
Earnings/(loss) per share:
Basic	$1.89	$(1.19)	$0.52
Diluted	$1.87	$(1.19)	$0.51
Weighted-average shares outstanding:
Basic	451.8	467.9	490.2
Diluted	454.4	467.9	493.5
Cash dividends declared per common share	$0.76	$0.70	$0.64

*As further described in Note 7, total expenses include amounts incurred with related parties of $57.6 million, $65.9 million, and $68.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income/(loss)	$851.9	$(557.1)	$253.2
Other comprehensive income/(loss), net of tax (Note 14):
Unrealized gains/(losses) on investment securities	(4.3)	6.5	(11.6)
Unrealized gains/(losses) on hedging activities	50.3	(74.4)	(7.6)
Foreign currency translation adjustments	(19.5)	(6.2)	(4.7)
Defined benefit pension plan adjustments	1.8	9.0	5.0
Total other comprehensive income/(loss)	28.3	(65.1)	(18.9)
Comprehensive income/(loss)	$880.2	$(622.2)	$234.3

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$973.4	$838.2
Settlement assets	3,813.8	4,188.9
Property and equipment, net of accumulated depreciation of $702.4 and $635.7, respectively	270.4	214.2
Goodwill	2,725.0	2,727.9
Other intangible assets, net of accumulated amortization of $1,047.6 and $1,042.7, respectively	598.2	586.3
Other assets	616.0	675.9
Total assets	$8,996.8	$9,231.4
Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable and accrued liabilities	$564.9	$718.5
Settlement obligations	3,813.8	4,188.9
Income taxes payable (Note 11)	1,054.0	1,252.0
Deferred tax liability, net	161.1	173.0
Borrowings	3,433.7	3,033.6
Other liabilities	279.1	356.8
Total liabilities	9,306.6	9,722.8

Commitments and contingencies (Note 6)

Stockholders' deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 441.2 shares and 459.0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	4.4	4.6
Capital surplus	755.6	697.8
Accumulated deficit	(838.8)	(965.9)
Accumulated other comprehensive loss	(231.0)	(227.9)
Total stockholders' deficit	(309.8)	(491.4)
Total liabilities and stockholders' deficit	$8,996.8	$9,231.4

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income/(loss)	$851.9	$(557.1)	$253.2
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	76.9	77.1	74.2
Amortization	187.8	185.8	189.0
Goodwill impairment charge (Note 5)	—	464.0	—
Deferred income tax provision/(benefit) (Note 11)	(15.1)	69.5	(174.2)
Other non-cash items, net	66.2	124.2	98.3
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(31.0)	(62.5)	(71.4)
Accounts payable and accrued liabilities (Note 6)	(126.5)	(417.6)	522.8
Income taxes payable (Note 11)	(193.1)	850.4	190.9
Other liabilities	4.2	8.2	(40.9)
Net cash provided by operating activities	821.3	742.0	1,041.9
Cash flows from investing activities
Capitalization of contract costs	(150.3)	(74.8)	(107.3)
Capitalization of purchased and developed software	(52.0)	(33.2)	(53.7)
Purchases of property and equipment	(136.7)	(69.1)	(68.8)
Purchases of non-settlement related investments and other	(24.2)	(192.1)	(64.7)
Proceeds from maturity of non-settlement related investments and other	13.7	203.8	53.2
Purchases of held-to-maturity non-settlement related investments	(2.8)	(42.7)	(39.7)
Proceeds from held-to-maturity non-settlement related investments	23.5	28.4	9.9
Acquisition of businesses, net (Note 5)	—	(24.9)	—
Net cash used in investing activities	(328.8)	(204.6)	(271.1)
Cash flows from financing activities
Cash dividends paid	(341.7)	(325.6)	(312.2)
Common stock repurchased (Note 14)	(412.4)	(502.8)	(501.6)
Net proceeds from commercial paper	125.0	—	—
Net proceeds from issuance of borrowings	685.4	746.2	575.0
Principal payments on borrowings	(414.4)	(500.0)	(1,005.4)
Proceeds from exercise of options	10.1	13.0	36.4
Other financing activities	(9.2)	(1.3)	(1.4)
Net cash used in financing activities	(357.2)	(570.5)	(1,209.2)
Net change in cash, cash equivalents and restricted cash	135.3	(33.1)	(438.4)
Cash, cash equivalents and restricted cash at beginning of year	844.4	877.5	1,315.9
Cash, cash equivalents and restricted cash at end of year	$979.7	$844.4	$877.5
Supplemental cash flow information:
Interest paid	$142.5	$128.0	$159.0
Income taxes paid/(refunded)	$339.4	$(11.6)	$68.4
Restricted cash at end of year	$6.3	$6.2	$—

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(in millions)

				Retained	Accumulated
				Earnings/	Other	Total
	Common Stock		Capital	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit)	Loss	Equity/(Deficit)
Balance, December 31, 2015	502.4	$5.0	$566.5	$977.3	$(143.9)	$1,404.9
Net income	—	—	—	253.2	—	253.2
Stock-based compensation	—	—	41.8	—	—	41.8
Common stock dividends	—	—	—	(312.2)	—	(312.2)
Repurchase and retirement of common shares	(25.8)	(0.2)	—	(499.0)	—	(499.2)
Shares issued under stock-based compensation plans	4.9	—	32.6	—	—	32.6
Unrealized losses on investment securities, net of tax	—	—	—	—	(11.6)	(11.6)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(7.6)	(7.6)
Foreign currency translation adjustments, net of tax	—	—	—	—	(4.7)	(4.7)
Defined benefit pension plan adjustments, net of tax	—	—	—	—	5.0	5.0
Balance, December 31, 2016	481.5	4.8	640.9	419.3	(162.8)	902.2
Net loss	—	—	—	(557.1)	—	(557.1)
Stock-based compensation	—	—	43.9	—	—	43.9
Common stock dividends	—	—	—	(325.6)	—	(325.6)
Repurchase and retirement of common shares	(25.7)	(0.2)	—	(502.5)	—	(502.7)
Shares issued under stock-based compensation plans	3.2	—	13.0	—	—	13.0
Unrealized gains on investment securities, net of tax	—	—	—	—	6.5	6.5
Unrealized losses on hedging activities, net of tax	—	—	—	—	(74.4)	(74.4)
Foreign currency translation adjustments, net of tax	—	—	—	—	(6.2)	(6.2)
Defined benefit pension plan adjustments, net of tax	—	—	—	—	9.0	9.0
Balance, December 31, 2017	459.0	4.6	697.8	(965.9)	(227.9)	(491.4)
Adoption of new accounting pronouncements (Note 2)	—	—	—	30.7	(31.4)	(0.7)
Net income	—	—	—	851.9	—	851.9
Stock-based compensation	—	—	47.7	—	—	47.7
Common stock dividends	—	—	—	(341.7)	—	(341.7)
Repurchase and retirement of common shares	(20.9)	(0.2)	—	(413.8)	—	(414.0)
Shares issued under stock-based compensation plans	3.1	—	10.1	—	—	10.1
Unrealized losses on investment securities, net of tax	—	—	—	—	(4.3)	(4.3)
Unrealized gains on hedging activities, net of tax	—	—	—	—	50.3	50.3
Foreign currency translation adjustments, net of tax	—	—	—	—	(19.5)	(19.5)
Defined benefit pension plan adjustments, net of tax	—	—	—	—	1.8	1.8
Balance, December 31, 2018	441.2	$4.4	$755.6	$(838.8)	$(231.0)	$(309.8)

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The Western Union Company (“Western Union” or the “Company”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are primarily available through a network of agent locations in more than 200 countries and territories and through online money transfer transactions conducted and funded through Western Union branded websites and mobile apps (“westernunion.com”). Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

•

Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company views its multi-currency money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers and, in certain countries, intra- country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.

•

Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as “Other,” which primarily includes the Company’s electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. The Company’s money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, are also included in “Other.” See Note 18 for further information regarding the Company’s segments.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2018, the amount of these net asset limitations totaled approximately $365 million.

Various aspects of the Company’s services and businesses are subject to United States federal, state and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

Basis of Presentation

The financial statements in this Annual Report on Form 10‑K are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Beginning in the first quarter of 2018, the Company no longer presents the “Derivative gains, net” line item in its Consolidated Statements of Income/(Loss) for all periods presented due to the early adoption of a new accounting pronouncement to improve the financial reporting of hedging relationships, as further described in Note 2. Amounts previously reported in prior periods in “Derivative gains, net” are now reported in “Other income, net” in the Consolidated Statements of Income/(Loss). Additionally, certain historical amounts reported in the Consolidated

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income/(Loss) for the years ended December 31, 2017 and 2016 have been adjusted due to the adoption of an accounting standard related to pension costs, as further described in Note 2.

Consistent with industry practice, the accompanying Consolidated Balance Sheets are unclassified due to the short-term nature of the Company’s settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long-term investment securities.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

For the years ended December 31, 2018, 2017 and 2016, there were 2.6 million, 2.8 million and 3.4 million, respectively, of shares excluded from the diluted earnings/(loss) per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above the Company’s weighted-average share price during the periods and their effect was anti-dilutive. Due to the net loss for the year ended December 31, 2017, an additional 3.0 million shares have been excluded from diluted weighted-average shares outstanding, because the effect of including such shares would be anti-dilutive in the calculation of diluted loss per share.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	For the Year Ended December 31,
	2018	2017	2016
Basic weighted-average shares outstanding	451.8	467.9	490.2
Common stock equivalents	2.6	—	3.3
Diluted weighted-average shares outstanding	454.4	467.9	493.5

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

Carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. Available-for-sale investment securities and derivative financial instruments are carried at fair value and included in Note 9. Fixed rate notes are carried at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 15. The fair values of fixed rate notes are disclosed in Note 9 and are based on market quotations. The Company’s investments in foreign corporate debt securities are classified as held-to-maturity securities. The fair values of the foreign corporate debt securities are disclosed in Note 9 and are based on market quotations.

The fair values of non-financial assets and liabilities related to the Company’s business combinations are disclosed in Note 5. The fair value of the assets in the Trust, which holds the assets for the Company’s defined benefit plan, is disclosed in Note 12.

Business Combinations

The Company accounts for all business combinations where control over another entity is obtained using the acquisition method of accounting, which requires that most assets (both tangible and intangible), liabilities (including contingent consideration), and remaining noncontrolling interests be recognized at fair value at the date of acquisition. The

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, consumer chargebacks and insufficient funds, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $47.7 million and $64.5 million as of December 31, 2018 and 2017, respectively, and is recorded in the same Consolidated Balance Sheet caption as the related receivable. During the years ended December 31, 2018, 2017 and 2016, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income/(Loss) was $43.9 million, $60.6 million and $63.9 million, respectively.

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

Settlement assets consist of cash and cash equivalents, receivables from selling agents and Business Solutions customers, and investment securities. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. Receivables from selling agents represent funds collected by such agents, but in transit to the Company. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. In addition, the Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness. See Note 8 for information concerning the Company’s investment securities.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Aside from these receivables, the credit risk associated with spot foreign currency exchange contracts is largely

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2018	2017
Settlement assets:
Cash and cash equivalents	$1,247.8	$1,264.8
Receivables from selling agents and Business Solutions customers	1,355.4	1,573.9
Investment securities	1,210.6	1,350.2
	$3,813.8	$4,188.9
Settlement obligations:
Money transfer, money order and payment service payables	$2,793.6	$2,789.2
Payables to agents	1,020.2	1,399.7
	$3,813.8	$4,188.9

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

Property and equipment consisted of the following (in millions):

	December 31,
	2018	2017
Equipment	$656.8	$604.7
Leasehold improvements	158.6	87.4
Buildings	88.6	88.6
Furniture and fixtures	51.6	42.0
Land and improvements	17.0	17.0
Projects in process	0.2	10.2
Total property and equipment, gross	972.8	849.9
Less accumulated depreciation	(702.4)	(635.7)
Property and equipment, net	$270.4	$214.2

Amounts charged to expense for depreciation of property and equipment were $76.9 million, $77.1 million and $74.2 million during the years ended December 31, 2018, 2017 and 2016 respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. In the event a reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2018 and 2016. For the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $464.0 million related to its Business Solutions reporting unit, as disclosed in Note 5.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), acquired contracts and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income/(Loss) is amortization expense of $187.8 million, $185.8 million and $189.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company purchases and develops software that is used in providing services and in performing administrative functions. Internal and external software development costs incurred that are directly related to the chosen design, development and testing phases of the software are capitalized once the Company has completed all planning and analysis activities. Any other software development related costs are expensed as incurred. Capitalization of costs ceases when the product is available for general use. Software development costs and purchased software are generally amortized over a term of three to seven years.

The following table provides the components of other intangible assets (in millions):

	December 31, 2018			December 31, 2017
	Weighted-
	Average
	Amortization		Net of		Net of
	Period		Accumulated		Accumulated
	(in years)	Initial Cost	Amortization	Initial Cost	Amortization
Acquired contracts	11.5	$598.1	$171.2	$600.4	$220.0
Capitalized contract costs	6.2	536.5	318.9	559.5	268.2
Internal use software	3.5	447.3	80.6	387.8	53.1
Acquired trademarks	24.8	32.5	15.5	33.2	16.9
Other intangibles	4.7	19.4	—	20.0	—
Projects in process	(a)	12.0	12.0	28.1	28.1
Total other intangible assets	7.7	$1,645.8	$598.2	$1,629.0	$586.3

(a)	Not applicable as the assets have not been placed in service.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2018 is expected to be $169.5 million in 2019, $119.5 million in 2020, $103.0 million in 2021, $70.6 million in 2022, $49.5 million in 2023 and $74.1 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2018, 2017 and 2016.

Revenue Recognition

For the Company’s accounting policies with respect to revenue recognition, refer to Note 3.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2018, 2017 and 2016 were $180.9 million, $168.3 million, and $151.1 million, respectively.

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

During the year ended December 31, 2018, the Company finalized an accounting policy election to account for the tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Foreign Currency Translation

The United States dollar is the functional currency for substantially all of the Company’s businesses. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those businesses for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the year. The effects of foreign exchange gains and losses arising from the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

translation of assets and liabilities of these businesses are included as a component of “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets. Foreign currency denominated monetary assets and liabilities of businesses for which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period, and the resulting remeasurement gains and losses are recognized in net income/(loss). Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

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

•

Cash flow hedges - Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss.” Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed rate debt. Derivative fair value changes that are captured in “Accumulated other comprehensive loss” are reclassified to earnings in the same period the hedged item affects earnings when the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. On January 1, 2018, the Company early adopted an accounting pronouncement related to hedging activities. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, the Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into “Revenues” within the Consolidated Statements of Income/(Loss). For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in “Revenues” for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, the changes in fair value of the excluded components were recognized immediately within the Consolidated Statements of Income/(Loss) and are included in “Other income, net.”

•

Fair value hedges - Changes in the fair value of derivatives that are designated as fair value hedges of fixed rate debt are recorded in “Interest expense.” The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in “Interest expense.”

•

Undesignated - Derivative contracts entered into to reduce the variability related to (a) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (b) certain foreign currency denominated cash and other asset and liability positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes and changes in their fair value are included in “Selling, general and administrative.” The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. The changes in fair value related to these contracts are recorded in “Revenues.”

The fair value of the Company’s derivatives is derived from standardized models that use market-based inputs (e.g., forward prices for foreign currency).

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The details of each designated hedging relationship are formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, and how effectiveness is being assessed. The derivative must be highly effective in offsetting the changes in cash flows or fair value of the hedged item, and effectiveness is evaluated quarterly on a retrospective and prospective basis.

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

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award, with an estimate of forfeitures. Refer to Note 17 for additional discussion regarding details of the Company’s stock-based compensation plans.

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

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted a new accounting standard, as amended, regarding revenue from contracts with customers using the modified retrospective approach. This standard provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations. Refer to Note 3 for the related additional disclosures.

On January 1, 2018, the Company adopted an accounting pronouncement regarding classification and measurement of financial instruments. This standard provides guidance on how entities measure certain equity investments and present changes in fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The Company’s money market funds have readily determinable fair values, as disclosed in Note 9, and for those equity investments that are not accounted for under the equity method and that do not have readily determinable fair values, the Company has elected to measure these securities at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or related disclosures.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2018, the Company adopted an accounting pronouncement regarding certain intra-entity asset transfers that requires that an entity recognize any income tax consequences when the transfer occurs. The adoption of this standard did not have a material impact on the Company’s financial position.

On January 1, 2018, the Company retrospectively adopted an accounting pronouncement that requires restricted cash, which is recorded in “Other assets” in the Company’s Consolidated Balance Sheets, to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The adoption of this standard had an immaterial impact on the Company’s historical operating cash flows within the Consolidated Statements of Cash Flows.

On January 1, 2018, the Company retrospectively adopted an accounting pronouncement that requires the non-service cost components of defined benefit plan pension costs to be presented in the income statement separately from the service cost component, outside a subtotal of income from operations. The Company has no service costs, as the Company’s defined benefit pension plan is frozen. Prior to the adoption of this standard, the Company recorded the non-service costs of the defined benefit pension plan in the “Cost of services” line item of the Consolidated Statements of Income/(Loss). After the adoption of this standard, the Company records these costs in the “Other income, net” line item, including for the years ended December 31, 2018, 2017 and 2016. The adoption of this standard resulted in reductions to “Cost of services” and “Other income, net” of $2.4 million and $3.3 million for the years ended December 31, 2017 and 2016, respectively, from the amounts previously reported.

On January 1, 2018, the Company elected to adopt an accounting pronouncement to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The effects of the standard are recognized prospectively in the Company’s financial statements. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations, but does require the addition of certain disclosures. Refer to Note 15 for additional information and the related disclosures.

In the first quarter of 2018, the Company adopted a new accounting pronouncement that provides entities the option to reclassify tax effects included within accumulated other comprehensive income/(loss) as a result of the United States tax reform legislation enacted in December 2017 (the “Tax Act”) to retained earnings. The adoption of this standard resulted in an increase to “Accumulated other comprehensive loss” and a decrease to “Accumulated deficit” in the Consolidated Balance Sheet of $31.4 million, which represents the tax effects of the lower federal tax rate on unrealized gains/(losses) on investment securities, hedging activities, and adjustments related to the Company’s defined benefit pension plan, in addition to the release of deferred taxes accrued on undistributed earnings of one of the Company’s subsidiaries that are no longer owed under the Tax Act. The Company will continue to release tax effects remaining in “Accumulated other comprehensive loss” into income as the individual units of account are sold or otherwise extinguished. Refer to Note 14 for additional information.

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued a new accounting pronouncement that requires lessees to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about certain leasing arrangements. This new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company will adopt the new standard, including the related amendments, effective January 1, 2019 using the modified retrospective approach, applying the provisions of the new standard on its effective date. Management has completed its analysis and determined that substantially all of its leasing arrangements will be classified as operating. Additionally, management has implemented new systems to facilitate the requirements of the new standard and estimates the ROU asset and lease liability to each be less than 5% of total assets on January 1, 2019.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. Additionally, the standard requires certain credit losses relating to investment securities classified as available-for-sale to be recorded through an allowance for credit losses. The Company is required to adopt the new standard on January 1, 2020. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations, and related disclosures.

3. Revenue

On January 1, 2018, the Company adopted a new accounting standard, as amended, regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with customers. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of “Accumulated deficit” in the Consolidated Balance Sheet, and the adoption of the new accounting standard did not have a material impact on the Company’s January 1, 2018 accumulated deficit. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material impact to the Company’s revenues or net income on an ongoing basis.

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market, and speed of service, as applicable. The Company also offers several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors. For the substantial majority of the Company’s revenues, the Company acts as the principal in transactions and reports revenue on a gross basis, as the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

For the year ended December 31, 2018, the Company recognized $5,382.6 million in revenues from contracts with customers. There are no material upfront costs incurred to obtain contracts with customers. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of December 31, 2018, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources which are not in the scope of the new accounting standard, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payments and other services are not included in the Company’s segments and are reported as “Other.” See Note 18 for further information on the Company’s segments.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consumer Money Transfers

For the Company’s money transfer services, customers agree to the Company’s terms and conditions at the time of initiating a transaction. In a money transfer, the Company has one performance obligation as the customer engages the Company to perform one integrated service which typically occurs within minutes — collect the customer’s money and make funds available for payment to a designated person in the currency requested. Therefore, the Company recognizes revenue upon completion of the following: 1) the customer’s acknowledgment of the Company’s terms and conditions and payment information has been received by the Company, 2) the Company has agreed to process the money transfer, 3) the Company has provided the customer a unique transaction identification number, and 4) funds are available to be picked up by the customer designated receiving party. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated.

Foreign Exchange and Payment Services

For the Company’s foreign exchange and payment services, customers agree to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with the Company to provide payment services on the customer’s behalf. In the majority of the Company’s foreign exchange and payment services, the Company makes payments to the recipient to satisfy its performance obligation to the customer, and therefore, the Company recognizes revenue on foreign exchange and payment services when this performance obligation has been fulfilled. Revenues from foreign exchange and payment services are primarily comprised of the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market.

Consumer Bill Payments

The Company offers several different bill payment services that vary by considerations such as: 1) who pays the fee to the Company (consumer or biller), 2) whether the service is offered to all potential consumers, or only to those for which the Company has a relationship with the biller, and 3) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is the Company’s customer for revenue recognition purposes is based on these considerations for each of the Company’s bill payment services. For all transactions, the Company’s customers agree to the Company’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with the Company to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage the Company to perform one integrated service — collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers’ payments and simplifying the billers’ collection efforts. The significant majority of the Company’s revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which the Company records as a reduction to revenue.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management has determined that the significant majority of the Company’s revenue is recognized at a point in time. The following table represents the disaggregation of revenue earned from contracts with customers which are in the scope of the new accounting standard, by product type and region for the year ended December 31, 2018 (in millions). The regional split of revenue shown in the table below is based upon where transactions are initiated. Revenues that would have been reported under previous accounting guidance would not have been materially different from the amounts shown below:

	Year Ended December 31, 2018
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$1,632.3	$97.6	$463.9	$57.4	$2,251.2
Europe and Russia/CIS	1,399.5	130.0	3.1	3.9	1,536.5
Middle East, Africa, and South Asia	654.4	1.5	0.3	—	656.2
Latin America and the Caribbean	393.2	3.1	152.7	13.7	562.7
East Asia and Oceania	304.6	69.9	1.5	—	376.0
Revenues from contracts with customers	$4,384.0	$302.1	$621.5	$75.0	$5,382.6
Other revenues (a)	69.6	84.7	30.8	22.2	207.3
Total revenues (b)	$4,453.6	$386.8	$652.3	$97.2	$5,589.9

(a)

Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources, which are not subject to the new accounting standard.

(b)

Revenues from “Consumer money transfers” are included in the Company’s Consumer-to-Consumer segment, revenues from “Foreign exchange and payment services” are included in the Company’s Business Solutions segment, and revenues from “Consumer bill payments” and “Other services” are not included in the Company’s segments and are reported as “Other.” See Note 18 for further information on the Company’s segments.

4. Business Transformation Expenses

In the second quarter of 2016, the Company began incurring expenses related to a business transformation initiative, referred to as the WU Way. As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete. Although the expenses related to the WU Way are specific to that initiative, the types of expenses related to the WU Way initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. The following table summarizes the activity for the years ended December 31, 2018 and December 31, 2017 for the consulting service fees, severance, and other costs related to the business transformation accruals, which are

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 (in millions):

		Severance and
		Related
	Consulting	Employee
	Service Fees	Benefits	Other	Total
Balance, December 31, 2016	$9.0	$3.9	$—	$12.9
Expenses (a)	36.1	44.2	14.1	94.4
Cash payments	(36.9)	(28.2)	(12.2)	(77.3)
Non-cash benefits/charges (a)	—	3.3	(0.3)	3.0
Balance, December 31, 2017	$8.2	$23.2	$1.6	$33.0
Cash payments and other	(8.2)	(22.5)	(1.6)	(32.3)
Balance, December 31, 2018	$—	$0.7	$—	$0.7

(a)

Expenses incurred during 2017 include a non-cash benefit for adjustments to stock compensation for awards forfeited by employees and other immaterial items. These benefits and charges have been removed from the liability balance in the table above as they do not impact the business transformation accruals.

The following table presents expenses related to business transformation initiatives as reflected in the Consolidated Statements of Income/(Loss) (in millions):

	Year Ended December 31,
	2017	2016
Cost of services	$35.7	$2.5
Selling, general and administrative	58.7	17.8
Total expenses, pre-tax	$94.4	$20.3
Total expenses, net of tax	$63.3	$12.9

The following table summarizes the business transformation expenses incurred by reportable segment (in millions). Certain business transformation expenses, primarily consulting expenses, are not identifiable to a specific segment, and have therefore been excluded from the table below. These expenses were not allocated to the Company’s segments disclosed in Note 18. While certain of these items are identifiable to the Company’s segments, these expenses were excluded from the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of assessing segment performance and decision making with respect to resource allocation:

	Consumer-to-
	Consumer	Business Solutions	Other	Total
2017 expenses	$30.8	$16.1	$13.6	$60.5
2016 expenses	2.7	0.6	0.5	3.8

5. Goodwill

Business Solutions Goodwill Impairment Charge

During the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $464.0 million related to its Business Solutions reporting unit, as the estimated fair value of the reporting unit declined below its carrying value. The reduction in estimated fair value primarily resulted from a decrease in projected revenue growth rates and EBITDA margins and the impact of the Tax Act. Revenue and EBITDA projections were reevaluated during the year ended December 31, 2017 due to the declines in revenues and operating results recognized in the fourth quarter of 2017,

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which were significantly below management’s expectations. Additionally, as disclosed in prior Annual Reports on Form 10‑K and Quarterly Reports on Form 10‑Q, the total estimated fair value of the Business Solutions reporting unit previously included value derived from strategies to optimize United States cash flow management and global liquidity by utilizing international cash balances (including balances generated by other operating segments) to initially fund global principal payouts for Business Solutions transactions initiated in the United States (“Cash Management Strategies”) that would have been available to certain market participants. However, the Tax Act, which imposed a tax on certain previously undistributed foreign earnings and established minimum taxes on certain future payments and foreign earnings, eliminated any fair value associated with the Cash Management Strategies.

The Company did not record any goodwill impairments during the years ended December 31, 2018 and December 31, 2016.

The Company estimated the fair value of its Business Solutions reporting unit using the income approach. The estimated fair value was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

Business Combinations

On November 6, 2017, the Company completed the purchase of Opus Software Technologies Private Limited and the assets of its affiliate for total consideration of approximately $25.3 million. The Company believes that the acquisition has assisted and will continue to assist in enhancing and centralizing the Company’s information technology expertise through a newly established information technology development and maintenance center located in India, which was an integral part of the Company’s WU Way transformation efforts. The acquisition does not and will not impact the Company’s revenues.

During the first quarter of 2018, the Company finalized the valuation of the acquisition, for which it has recognized approximately $22.0 million of goodwill. The valuation of the acquisition was derived primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

The Company completed one other immaterial acquisition during the fourth quarter of 2017.

The following table presents changes to goodwill for the years ended December 31, 2018 and 2017 (in millions):

	Consumer-to-	Business
	Consumer	Solutions	Other	Total
January 1, 2017 goodwill, net	$1,950.1	$996.0	$215.9	$3,162.0
Goodwill impairment charge	—	(464.0)	—	(464.0)
Acquisitions	30.9	—	—	30.9
Currency translation	—	—	(1.0)	(1.0)
December 31, 2017 goodwill, net	$1,981.0	$532.0	$214.9	$2,727.9
Purchase accounting adjustments	(0.3)	—	—	(0.3)
Currency translation	—	—	(2.6)	(2.6)
December 31, 2018 goodwill, net	$1,980.7	$532.0	$212.3	$2,725.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents accumulated impairment losses as of December 31, 2018, 2017 and 2016 (in millions):

	As of December 31,
	2018	2017	2016
Goodwill, gross	$3,189.0	$3,191.9	$3,162.0
Accumulated impairment losses	(464.0)	(464.0)	—
Goodwill, net	$2,725.0	$2,727.9	$3,162.0

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $265 million in outstanding letters of credit and bank guarantees as of December 31, 2018 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024 with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $80 million as of December 31, 2018. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.

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

United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements

In late November 2016, the Company entered into discussions with the United States Department of Justice (the “DOJ”), the United States Attorney’s Office for the Central District of California (“USAO-CDCA”), the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”), the United States Attorney’s Office for the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Middle District of Pennsylvania (“USAO-MDPA”), and the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) to resolve the investigations by the USAO-CDCA, USAO-EDPA, USAO-MDPA, and USAO-SDFL (collectively, the “USAOs”) (collectively, the “USAO Investigations”). On January 19, 2017, the Company announced that it, or its subsidiary Western Union Financial Services, Inc. (“WUFSI”), had entered into (1) a Deferred Prosecution Agreement (the “DPA”) with the DOJ and the USAOs; (2) a Stipulated Order for Permanent Injunction and Final Judgment (the “Consent Order”) with the United States Federal Trade Commission (“FTC”) resolving claims by the FTC alleging unfair acts and practices under the Federal Trade Commission Act and for violations of the FTC Telemarketing Sales Rule; and (3) a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), to resolve the respective investigations of those agencies. FinCEN provided notice to the Company dated December 16, 2016 of its investigation regarding possible violations of the United States Bank Secrecy Act (“BSA”). On January 31, 2017, the Company entered into assurances of discontinuance/assurances of voluntary compliance with the attorneys general of 49 U.S. states and the District of Columbia named therein to resolve investigations by the state attorneys general, which sought information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company had received and the Company’s procedures to help identify and prevent fraudulent transfers. On April 12, 2017, the Company settled with the one remaining state attorney general under effectively the same terms as the January 31, 2017 agreement with no additional monetary payment required. The agreements with the state attorneys general are collectively referred to herein as the “State AG Agreement.” The DPA, Consent Order, FinCEN Agreement, and State AG Agreement are collectively referred to herein as the “Joint Settlement Agreements.”

Pursuant to the DPA, the USAOs filed a two-count criminal information in the United States District Court for the Middle District of Pennsylvania, charging the Company with aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering (“AML”) program. The USAOs agreed that if the Company fully complies with all of its obligations under the DPA, the USAOs will, at the conclusion of the DPA’s term, seek dismissal with prejudice of the criminal information filed against the Company.

Under the Joint Settlement Agreements, the Company was required to (1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”), (2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs, and (3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also set forth a civil penalty of $184 million, the full amount of which was deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC was required under the Joint Settlement Agreements. The Company paid the Compensation Payment and the aggregate amount due to the State Attorneys General during the first and second quarters of 2017. The Company had accrued the Compensation Payment and the aggregate amount due to the State Attorneys General in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2016. In the second quarter of 2017, pursuant to the terms of the Joint Settlement Agreements, the Company engaged an independent compliance auditor, and during the third quarter of 2017, the Company accrued an additional $8 million of expenses related to the independent compliance auditor.

The Joint Settlement Agreements also require, among other things, the Company to adopt certain new or enhanced practices with respect to its compliance program relating to consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, agent suspensions and terminations, and other items. The changes in the Company’s compliance program required by the Joint Settlement Agreements will have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has faced (as described below) and could also face additional actions from other regulators as a result of the Joint Settlement Agreements. Further, if the Company fails to comply with the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Shareholder Derivative Actions

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of a settlement agreement signed on February 11, 2010 between WUFSI and the State of Arizona regarding WUFSI’s AML compliance programs along the United States and Mexico border (“Southwest Border Agreement”), including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties’ joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below. On February 13, 2019, the case was administratively closed, although the Court indicated that a motion could be filed to re-open the matter.

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees’ Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer and nine current or former executive officers and directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the efforts of the monitor assigned to the Company pursuant to the Southwest Border Agreement to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the stages of the actions described above under “Shareholder Derivative Actions,” the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

Other Matters

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members’ unclaimed money transfer funds. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. On May 1, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision to overrule the objections filed by the two class members who appealed. On January 11, 2016, the United States Supreme Court denied petitions for certiorari that were filed by the two class members who appealed. On February 1, 2016, pursuant to the settlement agreement and the Court’s June 25, 2013 final approval order, Western Union deposited the class members’ unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses have been paid, with the remainder to go to eligible jurisdictions to which the unclaimed funds would have escheated in the absence of a settlement. On April 3, 2018, the Court entered an order creating a fund for the remainder of the unclaimed funds, which gives eligible jurisdictions one year to execute a release to receive their proportionate share of the fund. Some jurisdictions may opt not to participate in the settlement, taking the position that the Company must escheat those jurisdictions’ full share of the settlement fund and that the pro rata deductions for class counsel’s fees, administrative costs, and other expenses that are required under the settlement agreement are not permitted. In that event, there is a reasonable possibility a loss could result up to approximately the pro rata amount of those fees and other expenses.

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company’s insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys’ fees, costs, and incentive award. On August 31, 2018, the Court issued an order approving the settlement, in which the Court modified the class definition slightly and ordered the parties to provide additional notice to the class. The Company accrued an amount equal to the retention under its insurance policy in previous quarters and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company’s insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company’s financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b‑5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17‑cv‑00474‑KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b‑5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018. The consolidated action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

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

On March 31, 2017, the Company received a request for the production of documents from the New York State Department of Financial Services (the “NYDFS”), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. On January 4, 2018, the Company’s subsidiary, WUFSI, and the NYDFS agreed to a consent order (the “NYDFS Consent Order”), which resolved the NYDFS investigation into these matters. Under the NYDFS Consent Order, the Company is required, among other things, to pay

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the NYDFS a civil monetary penalty of $60 million, which the Company paid on January 12, 2018. The NYDFS Consent Order also imposes certain non-monetary obligations, including a requirement to provide to the NYDFS a remediation plan within 90 days after the date of the NYDFS Consent Order, which the Company provided on April 4, 2018.

On April 26, 2018, the Company, its WUFSI subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18‑cv‑00998‑KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The plaintiffs filed an amended complaint on July 17, 2018. The amended complaint is similar to the original complaint, although it adds additional named plaintiffs and additional counts, including claims on behalf of putative California, Florida, Georgia, Illinois, and New Jersey subclasses for alleged violations of the California Unfair Competition Law, the Florida Deceptive and Unfair Trade Practices Act, the Georgia Fair Business Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the New Jersey Consumer Fraud Act. On August 28, 2018, the Company and the other defendants moved to stay the action in favor of individual arbitrations with the named plaintiffs, which defendants contend are contractually required. That motion has been fully briefed and remains pending, and the case is otherwise stayed pending a determination of that issue. The action is in a preliminary stage and the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

In addition to the principal matters described above, the Company is a party to a variety of other legal matters that arise in the normal course of the Company’s business. While the results of these other legal matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect either individually or in the aggregate on the Company’s financial condition, results of operations, or cash flows.

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2018, 2017 and 2016 totaled $57.6 million, $65.9 million, and $68.0 million, respectively.

8. Investment Securities

Investment securities included in “Settlement assets” in the Company’s Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2050. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.

The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2018, 2017 and 2016 were $7.7 billion, $7.9 billion and $4.4 billion, respectively.

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

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2018	Cost	Value	Gains	Losses	Gains/(Losses)
Cash:
Money market funds	$27.0	$27.0	$—	$—	$—
Settlement assets:
Cash and cash equivalents:
Money market funds	23.9	23.9	—	—	—
Available-for-sale securities:
State and municipal debt securities (a)	963.4	962.7	6.1	(6.8)	(0.7)
State and municipal variable rate demand notes	168.7	168.7	—	—	—
Corporate and other debt securities	70.0	69.5	—	(0.5)	(0.5)
United States Treasury securities	9.9	9.7	—	(0.2)	(0.2)
	1,212.0	1,210.6	6.1	(7.5)	(1.4)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	32.9	32.9	—	—	—
	$1,295.8	$1,294.4	$6.1	$(7.5)	$(1.4)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2017	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Available-for-sale securities:
State and municipal debt securities (a)	$955.7	$960.0	$7.9	$(3.6)	$4.3
State and municipal variable rate demand notes	319.6	319.6	—	—	—
Corporate and other debt securities	60.9	60.8	0.2	(0.3)	(0.1)
United States Treasury securities	9.9	9.8	—	(0.1)	(0.1)
	1,346.1	1,350.2	8.1	(4.0)	4.1
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	56.2	56.2	—	—	—
	$1,402.3	$1,406.4	$8.1	$(4.0)	$4.1

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2018 and 2017.

The following summarizes the contractual maturities of settlement-related debt securities as of December 31, 2018 (in millions):

Fair
Value
Due within 1 year	$128.4
Due after 1 year through 5 years	482.3
Due after 5 years through 10 years	276.0
Due after 10 years	323.9
$1,210.6

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $13.0 million and $155.7 million are included in the “Due after 5 years through 10 years” and “Due after 10 years” categories, respectively, in the table above. The held-to-maturity foreign corporate debt securities are due within 1 year.

9. Fair Value Measurements

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

				Assets/
				Liabilities at
	Fair Value Measurement Using			Fair
December 31, 2018	Level 1	Level 2	Level 3	Value
Assets:
Cash:
Measured at fair value through net income:
Money market funds	$27.0	$—	$—	$27.0
Settlement assets:
Measured at fair value through net income:
Money market funds	23.9	—	—	23.9
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	962.7	—	962.7
State and municipal variable rate demand notes	—	168.7	—	168.7
Corporate and other debt securities	—	69.5	—	69.5
United States Treasury securities	9.7	—	—	9.7
Other assets:
Derivatives	—	245.5	—	245.5
Total assets	$60.6	$1,446.4	$—	$1,507.0
Liabilities:
Derivatives	$—	$176.2	$—	$176.2
Total liabilities	$—	$176.2	$—	$176.2

				Assets/
				Liabilities at
	Fair Value Measurement Using			Fair
December 31, 2017	Level 1	Level 2	Level 3	Value
Assets:
Settlement assets:
Measured at fair value through other comprehensive income:
State and municipal debt securities	$—	$960.0	$—	$960.0
State and municipal variable rate demand notes	—	319.6	—	319.6
Corporate and other debt securities	—	60.8	—	60.8
United States Treasury securities	9.8	—	—	9.8
Other assets:
Derivatives	—	273.4	—	273.4
Total assets	$9.8	$1,613.8	$—	$1,623.6
Liabilities:
Derivatives	$—	$263.0	$—	$263.0
Total liabilities	$—	$263.0	$—	$263.0

No non-recurring fair value adjustments were recorded during the years ended December 31, 2018 and 2017, except those associated with a goodwill impairment charge and acquisitions, as disclosed in Note 5, for which fair values were estimated primarily using unobservable Level 3 inputs, which require significant management judgment and estimation.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their short maturities. The Company’s borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company’s Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 15. As of December 31, 2018, the carrying value and fair value of the Company’s borrowings were $3,433.7 million and $3,394.6 million, respectively (see Note 16). As of December 31, 2017, the carrying value and fair value of the Company’s borrowings were $3,033.6 million and $3,146.5 million, respectively.

The Company holds investments in foreign corporate debt securities that are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in “Other Assets” in the Company’s Consolidated Balance Sheets. As of December 31, 2018, both the carrying value and fair value of the Company’s foreign corporate debt securities were $32.9 million. As of December 31, 2017, both the carrying value and fair value of the Company’s foreign corporate debt securities were $56.2 million.

10. Other Assets and Other Liabilities

The following table summarizes the components of other assets and other liabilities (in millions):

	December 31,
	2018	2017
Other assets:
Derivatives	$245.5	$273.4
Prepaid expenses	101.3	120.5
Amounts advanced to agents, net of discounts	57.6	53.5
Equity method investments	31.3	29.1
Other	180.3	199.4
Total other assets	$616.0	$675.9
Other liabilities:
Derivatives	$176.2	$263.0
Pension obligations	16.0	15.0
Other	86.9	78.8
Total other liabilities	$279.1	$356.8

11. Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(11.4)	$(238.8)	$(546.4)
Foreign	1,002.8	586.3	888.1
	$991.4	$347.5	$341.7

For the years ended December 31, 2018, 2017 and 2016, 101%, 169% and 260% of the Company’s pre-tax income was derived from foreign sources, respectively. For the year ended December 31, 2017, domestic pre-tax loss was primarily the result of the domestic portion of the goodwill impairment charge related to the Company’s Business Solutions reporting unit, described further in Note 5, the NYDFS Consent Order accrual, as discussed in Note 6, and an increase in business transformation expenses. For the year ended December 31, 2016, domestic pre-tax loss was primarily the result of the Joint Settlement Agreements, described further in Note 6.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2017, the Tax Act was enacted into United States law. During the fourth quarter of 2018, the Company completed its accounting for the Tax Act’s impacts that were provisionally estimated as of December 31, 2017. The Company’s effective tax rate for the year ended December 31, 2018 increased by 2.3% due to adjustments to the accounting for the Tax Act, including the items further described below:

•

With respect to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, the determination of the amount of earnings, the amount of assets which are to be included as cash and other specified assets, and which are therefore subject to the higher effective tax rate specified in the Tax Act, and the related potential foreign tax implications were finalized during the fourth quarter of 2018. The Company filed its federal income tax return in October and filed all remaining state and foreign income tax returns in the fourth quarter of 2018. Additionally, the Company completed its analysis of its controlled foreign corporations. The estimated tax provision amount related to this matter was $916 million for the year ended December 31, 2017. During the year ended December 31, 2018, the Company increased this expense by $26 million, because of revised estimates for the cash and other specified assets that are subject to the higher effective tax rate specified in the Tax Act and the effects of tax liabilities and tax contingency reserves on the Company’s previously undistributed earnings of foreign subsidiaries, so that the final tax provision amount related to this matter is $942 million.

•

The Company recorded a provisional $87 million benefit for the year ended December 31, 2017 for the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. During the year ended December 31, 2018, the Company increased this provisional benefit by $5 million after further analysis of its tax liabilities, resulting in a final benefit related to this matter of $92 million.

•

The Company provisionally estimated the total amount of outside basis differences with respect to its foreign subsidiaries as of December 31, 2017 to be $254 million (after giving effect to the Tax Act). These outside tax basis differences primarily relate to the remaining undistributed foreign earnings not subject to the tax on certain previously undistributed earnings of foreign subsidiaries pursuant to the Tax Act and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company’s basis difference, the Company could be subject to United States income taxes, state income taxes and possible withholding taxes payable to various foreign countries. However, determination of this amount of unrecognized deferred tax liability is not practicable because of complexities associated with its hypothetical calculation. The amount of total outside basis differences was increased by $11 million to $265 million as the Company completed its analysis during the fourth quarter of 2018. As of December 31, 2018, the total outside basis difference with respect to foreign subsidiaries was $343 million, and the determination of the related unrecognized deferred tax liability continues to not be practicable for the same reason described above.

The Tax Act is broad and complex, and the Company’s income tax expense could increase or decrease in future periods as the effects of the Tax Act are clarified through federal or state regulations, interpretations, or law changes. Changes or clarifications in the interpretation of the Tax Act or other legislative proposals or amendments could have a significant effect on the Company’s income tax expense in future periods. Furthermore, the effect of the Tax Act on state income taxes, including how the tax on certain previously undistributed earnings of foreign subsidiaries will be interpreted by the states and how states will apply forward-looking provisions of the Tax Act, are currently unclear and subject to potential changes affecting both the amount of state taxes and the remeasurement of the Company’s deferred tax assets and liabilities and other tax balances.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Federal	$62.9	$848.5	$43.5
State and local	0.6	5.4	2.9
Foreign	76.0	50.7	42.1
	$139.5	$904.6	$88.5

No tax benefit was recorded in either 2017 for the $60 million NYDFS Consent Order accrual or in 2016 for the $586 million Compensation Payment resulting from the Joint Settlement Agreements. Additionally, in 2017, a domestic one-time tax was imposed under the Tax Act on the Company’s previously undistributed earnings of foreign subsidiaries, with certain exceptions. In addition, certain portions of the Company’s foreign source income are subject to ongoing United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company’s foreign source income may be subject to state income tax. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, is higher than the statutory tax rates in the United States.

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	0.4%	1.7%	1.2%
Foreign rate differential, net of United States tax paid on foreign earnings (4.9%, 1.1% and 24.8%, respectively)	(8.2)%	(69.3)%	(50.8)%
Tax Act impact	2.3%	251.5%	—%
Joint Settlement Agreements impact	—%	—%	62.1%
NYDFS Consent Order impact	—%	6.0%	—%
Goodwill impairment	—%	46.7%	—%
Base erosion anti-abuse tax (BEAT)	3.0%	—%	—%
Lapse of statute of limitations	(2.2)%	(10.0)%	(11.3)%
Valuation allowances	0.0%	0.8%	(2.8)%
Other	(2.2)%	(2.1)%	(7.5)%
Effective tax rate	14.1%	260.3%	25.9%

The decrease in the Company’s effective tax rate for the year ended December 31, 2018 is due to the enactment of the Tax Act into United States law in December 2017 which significantly impacted the Company’s effective tax rate for the year ended December 31, 2017, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of the Company’s deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects, as discussed above. The Company’s effective tax rate for year ended December 31, 2018 compared to 2017 was also impacted by the goodwill impairment in the Company’s Business Solutions reporting unit and the NYDFS Consent Order accrual, both recorded during 2017. The increase in the Company’s effective tax rate for the year ended December 31, 2017 compared to 2016 was primarily due to the enactment of the Tax Act into United States law in December 2017, as described above. The Company’s effective tax rate for year ended December 31, 2017 compared to 2016 was also impacted by the goodwill impairment in the Company’s Business Solutions reporting unit and the NYDFS Consent Order accrual, both recorded in 2017, and the Joint Settlement Agreements recorded during 2016.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$69.2	$774.4	$186.2
State and local	0.0	1.0	13.1
Foreign	85.4	59.7	63.4
Total current taxes	154.6	835.1	262.7
Deferred:
Federal	(6.3)	74.1	(142.7)
State and local	0.6	4.4	(10.2)
Foreign	(9.4)	(9.0)	(21.3)
Total deferred taxes	(15.1)	69.5	(174.2)
	$139.5	$904.6	$88.5

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2018	2017
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$42.6	$44.8
Tax attribute carryovers	29.9	27.1
Pension obligations	4.8	4.6
Intangibles, property and equipment	8.5	11.9
Other	5.3	10.7
Valuation allowance	(15.7)	(19.9)
Total deferred tax assets	75.4	79.2
Deferred tax liabilities related to:
Intangibles, property and equipment	228.0	239.4
Other	—	0.9
Total deferred tax liabilities	228.0	240.3
Net deferred tax liability (a)	$152.6	$161.1

(a)

As of December 31, 2018 and 2017, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions of $8.5 million and $11.9 million, respectively, are reflected in “Other assets” in the Consolidated Balance Sheets.

The valuation allowances are primarily the result of uncertainties regarding the Company’s ability to recognize tax benefits associated with certain United States foreign tax credit carryforwards and certain foreign and state net operating losses. Such uncertainties include generating sufficient United States foreign tax credit limitation related to passive income and generating sufficient income. Changes in circumstances, or the identification and implementation of relevant tax planning strategies, could make it foreseeable that the Company will recover these deferred tax assets in the future, which could lead to a reversal of these valuation allowances and a reduction in income tax expense.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2018, the total amount of tax contingency reserves was $306.8 million, including accrued interest and penalties, net of related items. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

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

	2018	2017
Balance as of January 1,	$329.0	$352.0
Increase related to current period tax positions (a)	4.0	9.0
Increase related to prior period tax positions	0.4	—
Decrease related to prior period tax positions	(18.5)	(19.8)
Decrease due to lapse of applicable statute of limitations	(17.7)	(14.0)
Increase/(decrease) due to effects of foreign currency exchange rates	(2.2)	1.8
Balance as of December 31,	$295.0	$329.0

(a)	Includes recurring accruals for issues which initially arose in previous periods.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $284.2 million and $319.6 million as of December 31, 2018 and 2017, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in “Provision for income taxes” in its Consolidated Statements of Income/(Loss), and records the associated liability in “Income taxes payable” in its Consolidated Balance Sheets. The Company recognized $(0.7) million, $2.2 million and $(0.2) million in interest and penalties during the years ended December 31, 2018, 2017 and 2016, respectively. The Company has accrued $23.9 million and $25.4 million for the payment of interest and penalties as of December 31, 2018 and 2017, respectively.

The unrecognized tax benefits accrual as of December 31, 2018 consists of federal, state and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $8 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The Company’s United States federal income tax returns since 2015 are eligible to be examined.

The United States Internal Revenue Service (“IRS”) completed its examination of the 2003 and 2004 United States federal consolidated income tax returns of First Data Corporation (“First Data”), from which the Company was spun out

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in September 2006, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003 (“IRS Agreement”). The Company has made payments related to the IRS Agreement in years prior to 2018, with a substantial majority of these payments in the year ended December 31, 2012. During the year ended December 31, 2018, the Company made cash payments under the IRS Agreement of approximately $120 million, including accrued interest and net of related tax benefits. The IRS completed its examination of the United States federal consolidated income tax returns of First Data, which include the Company’s 2005 and pre-spin-off 2006 taxable periods and issued its report on October 31, 2012 (“FDC 30‑Day Letter”). Furthermore, the IRS completed its examination of the Company’s United States federal consolidated income tax returns for the 2006 post-spin-off period through 2009 and issued its report also on October 31, 2012 (“WU 30‑Day Letter”). Both the FDC 30‑Day Letter and the WU 30‑Day Letter propose tax adjustments affecting the Company, some of which are agreed and some of which are unagreed. Both First Data and the Company filed their respective protests with the IRS Appeals Division on November 28, 2012 related to the unagreed proposed adjustments. During the year ended December 31, 2016, the Company reached an agreement in principle with the IRS concerning its unagreed adjustments and adjusted its reserves accordingly. The Company concluded these matters during the year ended December 31, 2018 with no further adjustments to its reserves.

12. Employee Benefit Plans

Defined Contribution Plans

The Company administers several defined contribution plans in various countries globally, including The Western Union Company Incentive Savings Plan (the “401(k)”), which covers eligible employees on the United States payroll. Such plans have vesting and employer contribution provisions that vary by country. In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k). The aggregate amount charged to expense in connection with all of the above plans was $20.0 million, $19.2 million, and $17.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Benefit Plan

The Company has a frozen defined benefit pension plan (the “Plan”) and recognizes its funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in “Other liabilities” in the Consolidated Balance Sheets. Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 60% fixed income, 20% equity investments, and 20% alternative investments (e.g., hedge funds, royalty rights and private equity funds) and had a total fair value of $234.8 million and $271.7 million as of December 31, 2018 and 2017, respectively. The significant majority of plan assets fall within either Level 1 or Level 2 of the fair value hierarchy or are valued at net asset value, which is not quoted on an active market; however, the unit price is based on underlying investments which are traded on an active market. The benefit obligation associated with the Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when the Plan was frozen in 1988. The benefit obligation was $250.8 million and $286.7 million, and the discount rate assumption used in the measurement of this obligation was 3.79% and 3.11% as of December 31, 2018 and 2017, respectively. The Company’s unfunded pension obligation was $16.0 million and $15.0 million as of December 31, 2018 and 2017, respectively.

The net periodic benefit cost associated with the Plan was $3.3 million, $2.4 million, and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The expected long-term return on plan assets assumption is 6.50% for 2019. The Company made no contributions to the Plan for both the years ended December 31, 2018 and 2017. No funding to the Plan will be required for 2019. The estimated undiscounted future benefit payments are expected to be $29.6 million in 2019, $27.8 million in 2020, $26.1 million in 2021, $24.3 million in 2022, $22.6 million in 2023, and $89.4 million in 2024 through 2028.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Operating Lease Commitments

The Company leases certain real properties for use as administrative and sales offices, including the Company’s corporate headquarters. The Company also leases automobiles and office equipment. Certain of these leases contain renewal options and escalation provisions. Total rent expense under operating leases, net of sublease income, was $59.5 million, $51.1 million and $46.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the minimum aggregate rental commitments under all non-cancelable operating leases were as follows (in millions):

Year Ending December 31,
2019	$51.6
2020	44.1
2021	35.4
2022	31.4
2023	25.2
Thereafter	112.6
Total future minimum lease payments	$300.3

14. Stockholders’ Equity/(Deficit)

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

Unrealized gains and losses on investment securities that are available for sale, primarily state and municipal debt securities, are included in “Accumulated other comprehensive loss” until the investment is either sold or deemed other-than-temporarily impaired. See Note 8 for further discussion.

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss.” Generally, amounts are recognized in income when the related forecasted transaction affects earnings. See Note 15 for further discussion.

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

The defined benefit pension plan adjustment is recognized for the difference between estimated assumptions (e.g., asset returns, discount rates, mortality) and actual results. The amount in “Accumulated other comprehensive loss” is amortized to income over the remaining life expectancy of the plan participants. Details of the pension plan’s assets and obligations are explained further in Note 12.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items as indicated below within the Consolidated Statements of Income/(Loss). Additionally, as described in Note 2, in the first quarter of 2018, the Company adopted a new accounting pronouncement and reclassified tax effects included within accumulated other comprehensive income/(loss) as a result of the Tax Act to “Accumulated deficit” in the Consolidated Balance Sheet.

	Year Ended December 31,
	2018	2017	2016
Unrealized gains/(losses) on investment securities, beginning of year	$2.7	$(3.8)	$7.8
Unrealized gains/(losses)	(5.9)	12.6	(14.9)
Tax (expense)/benefit	1.3	(4.6)	5.4
Reclassification of (gains)/losses into "Revenues"	0.4	(2.4)	(3.3)
Tax expense/(benefit) related to reclassifications	(0.1)	0.9	1.2
Net unrealized gains/(losses) on investment securities	(4.3)	6.5	(11.6)
Reclassification of Tax Act effects into "Accumulated deficit" (Note 2)	0.5	—	—
Unrealized gains/(losses) on investment securities, end of year	$(1.1)	$2.7	$(3.8)

Unrealized gain/(losses) on hedging activities, beginning of year	$(40.6)	$33.8	$41.4
Unrealized gains/(losses)	35.6	(73.9)	34.3
Tax (expense)/benefit	(1.6)	2.2	1.0
Reclassification of (gains)/losses into "Revenues"	14.9	(4.8)	(48.0)
Reclassification of losses into "Interest expense"	2.1	3.3	3.6
Tax expense/(benefit) related to reclassifications	(0.7)	(1.2)	1.5
Net unrealized gains/(losses) on hedging activities	50.3	(74.4)	(7.6)
Reclassification of Tax Act effects into "Accumulated deficit" (Note 2)	(2.3)	—	—
Unrealized gains/(losses) on hedging activities, end of year	$7.4	$(40.6)	$33.8

Foreign currency translation adjustments, beginning of year	$(76.9)	$(70.7)	$(66.0)
Foreign currency translation adjustments	(19.5)	(6.8)	(5.4)
Tax benefit	—	0.6	0.7
Net foreign currency translation adjustments	(19.5)	(6.2)	(4.7)
Reclassification of Tax Act effects into "Accumulated deficit" (Note 2)	(4.8)	—	—
Foreign currency translation adjustments, end of year	$(101.2)	$(76.9)	$(70.7)

Defined benefit pension plan adjustments, beginning of year	$(113.1)	$(122.1)	$(127.1)
Unrealized gains/(losses)	(9.3)	2.3	(2.9)
Tax (expense)/benefit	2.0	(0.5)	1.1
Reclassification of losses into "Other income, net"	11.7	11.3	10.7
Tax benefit related to reclassifications	(2.6)	(4.1)	(3.9)
Net defined benefit pension plan adjustments	1.8	9.0	5.0
Reclassification of Tax Act effects into "Accumulated deficit" (Note 2)	(24.8)	—	—
Defined benefit pension plan adjustments, end of year	$(136.1)	$(113.1)	$(122.1)
Accumulated other comprehensive loss, end of year	$(231.0)	$(227.9)	$(162.8)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2018, 2017 and 2016, were $341.7 million, $325.6 million and $312.2 million, respectively. Dividends per share declared quarterly by the Company’s Board of Directors during the years ended 2018, 2017 and 2016 were as follows:

Year	Q1	Q2	Q3	Q4
2018	$0.19	$0.19	$0.19	$0.19
2017	$0.175	$0.175	$0.175	$0.175
2016	$0.16	$0.16	$0.16	$0.16

On February 7, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on March 29, 2019.

Share Repurchases

During the years ended December 31, 2018, 2017 and 2016, 20.2 million, 24.9 million and 24.8 million shares, respectively, have been repurchased for $399.2 million, $487.0 million and $481.3 million, respectively, excluding commissions, at an average cost of $19.81, $19.55 and $19.41 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of December 31, 2018, $544.2 million remained available under the share repurchase authorization approved by the Company’s Board of Directors through December 31, 2019. The amounts included in the “Common stock repurchased” line in the Company’s Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under the publicly announced authorization, described earlier, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

15. Derivatives

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

The Company executes derivatives with established financial institutions, with the substantial majority of these financial institutions having credit ratings of “A-” or better from a major credit rating agency. The Company also writes Business Solutions derivatives mostly with small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties’ ability to perform. These actions may include requiring Business Solutions customers to post or increase collateral, and for all counterparties, the possible termination of the related contracts. The Company’s hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Derivatives

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2018, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness.

As discussed in Note 2, the Company early adopted an accounting pronouncement related to hedging activities as of January 1, 2018. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, the Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into “Revenues” within the Company’s Consolidated Statements of Income/(Loss). For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in “Revenues” for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, the changes in fair value of the excluded components were recognized immediately within the Company’s Consolidated Statements of Income/(Loss) and are included in “Other income, net.”

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2018 were as follows (in millions):

Contracts designated as hedges:
Euro	$364.7
Canadian dollar	97.1
British pound	76.4
Australian dollar	45.3
Japanese Yen	25.2
Other	50.1
Contracts not designated as hedges:
Euro	$274.4
British pound	81.5
Canadian dollar	46.0
Australian dollar	39.0
Indian rupee	37.2
Brazilian real	35.8
Japanese Yen	34.3
Mexican peso	34.2
Other (a)	138.5

(a)	Comprised of exposures to 23 different currencies. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $342.3 million, $341.0 million, and $352.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations as of December 31, 2018 was approximately $6.0 billion. The significant majority of customer contracts are written in major currencies such as the United States dollar, euro, and Canadian dollar.

Interest Rate Hedging

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The Company designates these derivatives as fair value hedges. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within “Borrowings” in the Consolidated Balance Sheets and “Interest expense” in the Consolidated Statements of Income/(Loss) has been adjusted to include the effects of interest accrued on the swaps.

The Company held interest rate swaps in an aggregate notional amount of $175.0 million as of December 31, 2018 related to notes due in 2020.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2018	2017	Location	2018	2017
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$0.1	$3.3	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	28.6	8.0	Other liabilities	2.8	36.1
Total		$28.7	$11.3		$2.8	$36.1
Derivatives — undesignated:
Business Solutions operations — foreign currency (a)	Other assets	$214.2	$260.2	Other liabilities	$170.9	$221.6
Foreign currency	Other assets	2.6	1.9	Other liabilities	2.5	5.3
Total		$216.8	$262.1		$173.4	$226.9
Total derivatives		$245.5	$273.4		$176.2	$263.0

(a)

In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align to the growth in the underlying derivatives business.

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

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2018 and December 31, 2017 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts	Presented	Not Offset
	Amounts of	Offset in the	in the	in the
	Recognized	Consolidated	Consolidated	Consolidated
December 31, 2018	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$162.6	$—	$162.6	$(95.7)	$66.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	82.9
Total	$245.5

December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$115.4	$—	$115.4	$(98.7)	$16.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	158.0
Total	$273.4

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts	Presented	Not Offset
	Amounts of	Offset in the	in the	in the
	Recognized	Consolidated	Consolidated	Consolidated
December 31, 2018	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$104.1	$—	$104.1	$(95.7)	$8.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	72.1
Total	$176.2

December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$214.9	$—	$214.9	$(98.7)	$116.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	48.1
Total	$263.0

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income/(Loss) segregated by designated, qualifying hedging instruments and those that are not, for the years ended December 31, 2018, 2017, and 2016 (in millions):

Cash Flow and Fair Value Hedges

The following table presents the amount of gains/(losses) recognized in other comprehensive income/(loss) from cash flow hedges for the years ended December 31, 2018, 2017, and 2016 (in millions):

	Amount of Gain/(Loss) Recognized in Other
	Comprehensive Income/(Loss) on Derivatives
Derivatives	2018	2017	2016
Cash Flow Hedges:
Foreign currency contracts (a)	$35.6	$(73.9)	$34.3

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the location and amount of gains/(losses) from fair value and cash flow hedges for the years ended December 31, 2018, 2017, and 2016 (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	December 31, 2018			December 31, 2017			December 31, 2016
			Other			Other			Other
		Interest	income,		Interest	income,		Interest	income,
	Revenues	Expense	net	Revenues	Expense	net	Revenues	Expense	net
Total amounts presented in the consolidated statements of income/(loss) in which the effects of fair value or cash flow hedges are recorded	$5,589.9	$(149.6)	$14.1	$5,524.3	$(142.1)	$8.9	$5,422.9	$(152.5)	$3.7
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate contracts:
Hedged items	—	0.6	—	—	3.9	—	—	3.2	—
Derivatives designated as hedging instruments	—	(1.6)	—	—	(2.0)	—	—	6.2	—
Gain/(loss) on cash flow hedges:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	(14.9)	—	—	4.8	—	—	48.0	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	4.3	—	—	—	—	—	—	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	7.5	—	—	—	—	9.0	—	—	3.7
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	(1.4)	—	—	—

Undesignated Hedges

The following table presents the location and amount of net gains/(losses) from undesignated hedges for the years ended December 31, 2018, 2017, and 2016 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (b)
	Income Statement Location	Amount
Derivatives		2018	2017	2016
Foreign currency contracts (c)	Selling, general and administrative	$58.6	$(20.5)	$13.2
Foreign currency contracts (d)	Revenues	3.0	—	—
Foreign currency contracts (d)	Other income, net	(1.8)	(0.5)	0.8
Total gain/(loss)		$59.8	$(21.0)	$14.0

(a)

For the year ended December 31, 2018, gains of $0.1 million represent the amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied. For the years ended December 31, 2017 and 2016, there were no amounts recorded in other comprehensive income for amounts excluded from the measurement of effectiveness.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)

The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in “Selling, general, and administrative” in the Consolidated Statements of Income/(Loss) were $(52.3) million, $17.5 million, and $(21.4) million for the years ended 2018, 2017, and 2016, respectively.

(d)

All derivative contracts executed in the Company’s revenue hedging program prior to January 1, 2018 are not designated as hedges in the final month of the contract. The change in fair value in this final month was recorded to “Revenues” for the year ended December 31, 2018 and “Other income, net” for the years ended December 31, 2017 and 2016. The amount recorded to “Other income, net” for the year ended December 31, 2018 relates to losses on certain undesignated foreign currency derivative contracts that were recognized after the Company determined that certain forecasted transactions were no longer probable of occurring.

All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

An accumulated other comprehensive pre-tax gain of $9.7 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of December 31, 2018.

16. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2018	December 31, 2017
Commercial paper	$125.0	$—
Notes:
3.650% notes due 2018 (a)	—	400.0
3.350% notes due 2019 (b)	250.0	250.0
Floating rate notes (effective rate of 3.7%) due 2019	250.0	250.0
5.253% notes (effective rate of 5.9%) due 2020	324.9	324.9
3.600% notes due 2022 (b)	500.0	500.0
4.250% notes (effective rate of 4.5%) due 2023 (c)	300.0	—
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term loan facility borrowing (effective rate of 3.8%) (d)	950.0	575.0
Total borrowings at par value	3,449.9	3,049.9
Fair value hedge accounting adjustments, net (e)	(0.1)	0.5
Debt issuance costs and unamortized discount, net	(16.1)	(16.8)
Total borrowings at carrying value (f)	$3,433.7	$3,033.6

(a)

Proceeds from the 4.250% unsecured notes due in 2023 (“2023 Notes”), commercial paper and cash, including cash generated from operations, were used to repay the August 2018 maturity of $400.0 million of aggregate principal amount unsecured notes.

(b)	The difference between the stated interest rate and the effective interest rate is not significant.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)	On June 11, 2018, the Company issued $300.0 million of aggregate principal amount of 4.250% unsecured notes due in 2023.
(d)

On December 18, 2018, the Company entered into an amended and restated term loan facility providing for up to $950 million in borrowings and extending the final maturity of the facility to January 2024 (the “Term Loan Facility”). As of December 31, 2018, the Company has borrowed the remaining amounts available under the facility.

(e)

The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in “Interest expense” in the Consolidated Statements of Income/(Loss) over the life of the related notes and cause the effective rate of interest to differ from the notes’ stated rate.

(f)	As of December 31, 2018, the Company’s weighted-average effective rate on total borrowings was approximately 4.5%.

The following summarizes the Company’s maturities of notes at par value as of December 31, 2018 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	324.9
Due after 2 years through 3 years	47.5
Due after 3 years through 4 years	547.5
Due after 4 years through 5 years	395.0
Due after 5 years	1,510.0

The Company’s obligations with respect to its outstanding notes, as described below, rank equally.

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility. The commercial paper borrowings may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of December 31, 2018 had a weighted-average annual interest rate of approximately 2.9% and a weighted-average term of approximately 3 days. As of December 31, 2018 and 2017, the Company had $125.0 million commercial paper borrowings outstanding and no commercial paper borrowings outstanding, respectively.

Revolving Credit Facility

On December 18, 2018, the Company entered into a credit agreement which expires in January 2024 providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility (“Revolving Credit Facility”). Consistent with the prior facility, the Company is required to maintain compliance with a consolidated interest coverage ratio covenant. The Revolving Credit Facility supports borrowings under the Company’s commercial paper program.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

110 basis points. A facility fee of 15 basis points is also payable quarterly on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of the Company’s credit ratings.

As of December 31, 2018 and 2017, the Company had no outstanding borrowings under its current or prior revolving credit facilities.

Term Loan Facility

On December 18, 2018, the Company extended the Term Loan Facility providing for an unsecured delayed draw term loan facility in an aggregate amount of $950 million. In October 2016, the Company borrowed $575 million under the prior term loan facility and used the proceeds, in addition to cash, including cash generated from operations, and proceeds from commercial paper borrowings in October 2016 to repay the Company’s notes due in October 2016. In December 2018, the Company borrowed the remaining amount available under the facility, with proceeds from the borrowings expected to be used for general corporate purposes.

The Term Loan Facility requires the Company to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 3:1 for each period of four consecutive fiscal quarters. The Term Loan Facility also contains customary representations, warranties and events of default.

Generally, interest under the Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. The interest rate margin percentage is based on certain of the Company’s credit ratings and will increase or decrease in the event of certain upgrades or downgrades in the Company’s credit ratings.

In addition to the payment of interest, the Company is required to make certain periodic amortization payments with respect to the outstanding principal of the term loan, beginning in 2021. The final maturity date of the Term Loan Facility is January 8, 2024.

Under the terms of the prior term loan facility, the Company was required to make certain amortization payments with respect to the outstanding principal of the prior term loan facility. For the year ended December 31, 2018, the Company made amortization payments of $14.4 million prior to the extension of the term loan agreement.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 15, 2017, the Company issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022. On August 22, 2017, the Company issued an additional $100.0 million of aggregate principal amount of unsecured notes due March 15, 2022 (“2022 Notes”). The notes issued on August 22, 2017 are part of the same series and, accordingly, have the same terms and conditions as the notes issued on March 15, 2017; however, the notes issued on August 22, 2017 were issued at a premium of 101.783% and the Company received $1.57 million of accrued interest upon issuance. Interest with respect to the 2022 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017, based on the per annum rate of 3.600%. The interest rate payable on the 2022 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2022 Notes exceed 5.60% per annum. The interest rate payable on the 2022 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.600% per annum. The Company may redeem the 2022 Notes at any time prior to February 15, 2022 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. The Company may redeem the 2022 Notes at any time after February 15, 2022 at a price equal to par, plus accrued interest.

On November 22, 2013, the Company issued $250.0 million of aggregate principal amount of unsecured notes due May 22, 2019 (“2019 Notes”). Interest with respect to the 2019 Notes is payable semi-annually in arrears on May 22 and November 22 of each year, beginning on May 22, 2014, based on the fixed per annum rate of 3.350%. The interest rate payable on the 2019 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2019 Notes be increased by more than 2.00% above 3.350% per annum. The interest rate payable on the 2019 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.350% per annum. The Company may redeem the 2019 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 30 basis points.

On December 10, 2012, the Company issued $500.0 million of aggregate principal amounts of unsecured notes due December 10, 2017 (“2017 Notes”). In December 2017, the 2017 Notes matured and were repaid.

On August 22, 2011, the Company issued $400.0 million of aggregate principal amount of unsecured notes due August 22, 2018 (“2018 Notes”). In August 2018, the 2018 Notes matured and were repaid.

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

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 for unsecured notes due April 1, 2020 (“2020 Notes”). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, will be accreted into “Interest expense” over the life of the notes. The Company may redeem the 2020 Notes at any time prior to maturity at the greater of par or a price based on the applicable treasury rate plus 15 basis points.

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

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict the Company’s ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Company’s notes are subject to similar covenants except that only the 2020 Notes and the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of the Company’s notes are subject to a covenant that limits the Company’s ability to impose restrictions on subsidiary dividends.

Certain of the Company’s notes (including the Floating Rate Notes, 2019 Notes, 2022 Notes, 2023 Notes and 2040 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving the Company and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by all three major credit rating agencies.

17. Stock Compensation Plans

Stock Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan and 2015 Long-Term Incentive Plan

The Western Union Company 2015 Long-Term Incentive Plan (“2015 LTIP”), approved on May 15, 2015, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards to employees and non-employee directors of the Company. Prior to this, equity-based awards were granted out of the 2006 Long-Term Incentive Plan (“2006 LTIP”). Shares available for grant under the 2015 LTIP were 26.5 million as of December 31, 2018.

Options granted under the 2015 LTIP and the 2006 LTIP are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10‑year terms, and typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of options granted to retirement eligible employees, which generally will vest on a prorated basis, upon termination, and options granted to non-employee directors, which are fully vested at grant. Compensation expense related to stock options is recognized over the requisite service period, which is the same as the vesting period.

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

The compensation committee of the Company’s Board of Directors has granted the Company’s executives and certain other key employees, excluding the Chief Executive Officer (“CEO”), long-term incentive awards under the 2015 LTIP, which in 2018 consisted of 50% Financial PSUs (as defined below), 30% restricted stock unit awards, and 20% TSR PSUs (as defined below) and in 2017 consisted of 60% Financial PSUs (as defined below), 20% TSR PSUs (as defined below), and 20% restricted stock unit awards. The CEO received long-term incentive awards under the 2015 LTIP, which in 2018

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consisted of 50% Financial PSUs (as defined below), 20% TSR PSUs (as defined below), 20% stock option awards, and 10% restricted stock unit awards and in 2017 consisted of 60% Financial PSUs (as defined below), 20% TSR PSUs (as defined below), and 20% stock option awards. In 2018 and 2017, the compensation committee granted Senior Vice Presidents (“SVPs”) of the Company awards under the 2015 LTIP, which consisted of 50% Financial PSUs (as defined below) and 50% restricted stock unit awards. The compensation committee granted the remaining non-executive employees of the Company participating in the 2015 LTIP (other than those non-executive employees receiving the performance-based restricted stock units described above) annual equity grants consisting solely of restricted stock unit awards for 2018 and 2017.

The performance-based restricted stock units granted to the Company’s executives in 2018 are restricted stock units and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain financial objectives over a three-year cumulative performance period (2018 through 2020) (“Financial PSUs”). The second award consists of performance-based restricted stock units with a market condition tied to the Company’s total shareholder return in relation to the S&P 500 Index as calculated over a three-year performance period (2018 through 2020) (“TSR PSUs”). Both of these awards will vest 100% on the third anniversary of the grant date, contingent upon threshold market and financial performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for both 2018 awards will range from 0% up to 200% of the target number of stock units granted based on actual financial and total shareholder return performance results. In 2017, the Financial PSUs granted require the Company to meet certain financial objectives during 2017, 2018 and 2019, and the TSR PSUs granted in 2017 were designed similar to the 2018 awards described above, but the actual number of performance-based restricted stock units that the recipient will receive for both the 2017 Financial PSUs and TSR PSUs will range from 0% up to 150% of the target number of stock units granted based on actual financial and total shareholder return performance results. The grant date fair value of the performance-based restricted stock units is fixed and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the Financial PSUs is measured similar to the restricted stock units discussed above, while the fair value of the TSR PSUs is determined using the Monte-Carlo simulation model. Unlike the Financial PSUs, compensation costs related to the TSR PSUs are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

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

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2018 was as follows (options and aggregate intrinsic value in millions):

	Year Ended December 31, 2018
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding as of January 1	7.3	$17.71
Granted	0.4	$20.09
Exercised	(0.7)	$15.50
Cancelled/forfeited	(0.8)	$21.14
Outstanding as of December 31	6.2	$17.63	4.6	$4.9
Options exercisable as of December 31	5.1	$17.23	3.9	$4.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company received $10.1 million, $13.0 million and $32.5 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2018, 2017 and 2016, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company realized total tax benefits during the years ended December 31, 2018, 2017 and 2016 from stock option exercises of $0.6 million, $1.3 million and $1.6 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $3.1 million, $4.0 million and $5.3 million, respectively.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2018 is listed below (units in millions):

	Year Ended December 31, 2018
	Number	Weighted-Average
	Outstanding	Grant-Date Fair Value
Non-vested as of January 1	7.4	$17.32
Granted	3.2	$18.31
Vested	(2.4)	$17.38
Forfeited	(1.1)	$17.69
Non-vested as of December 31	7.1	$17.69

Stock-Based Compensation

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income/(Loss) resulting from stock options, restricted stock units, performance-based restricted stock units and bonus/deferred stock units for the years ended December 31, 2018, 2017 and 2016 (in millions, except per share data).

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense	$(47.7)	$(43.9)	$(41.8)
Income tax benefit from stock-based compensation expense	8.3	12.8	12.3
Net income/(loss) impact	$(39.4)	$(31.1)	$(29.5)
Earnings/(loss) per share:
Basic and Diluted	$(0.09)	$(0.07)	$(0.06)

As of December 31, 2018, there was $1.3 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.6 years, and there was $62.3 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 2.1 years.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted.

	Year Ended December 31,
	2018	2017	2016
Stock options granted:
Weighted-average risk-free interest rate	2.8%	2.1%	1.4%
Weighted-average dividend yield	3.9%	3.5%	3.3%
Volatility	26.3%	24.7%	27.9%
Expected term (in years)	6.05	6.05	6.32
Weighted-average grant date fair value	$3.66	$3.39	$3.44

Risk-free interest rate - The risk-free rate for stock options granted during the period is determined by using a United States Treasury rate for the period that coincided with the expected terms listed above.

Expected dividend yield - The Company’s expected annual dividend yield is the calculation of the annualized Western Union dividend divided by an average Western Union stock price on each respective grant date.

Expected volatility - For the Company’s executives and non-employee directors, the expected volatility for the 2018, 2017 and 2016 grants was 26.3%, 24.7% and 27.9%, respectively. There were no options granted to non-executive employees in 2018, 2017 or 2016. The Company used a blend of implied and historical volatility. Volatility was calculated using the market price of traded options on Western Union’s common stock and the historical volatility of Western Union stock data.

Expected term - For 2018, 2017 and 2016, Western Union’s expected term for the CEO grant was 6 years and approximately 7 years for the non-employee director grants. The Company’s expected term for options was based upon, among other things, historical exercises, the vesting term of the Company’s options and the options’ contractual term of ten years.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s consolidated financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the consolidated financial statements of the period in which the change is made.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Segments

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

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company views its money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. The Company includes westernunion.com in its regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals.

All businesses and other services that have not been classified in the above segments are reported as “Other,” which primarily include the Company’s electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. The majority of the Company’s cash-based bill payments services are led by one executive, and the majority of the Company’s electronic-based bill payments services are led by another executive. The CODM allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. The Company’s money order and other services are also included in “Other.”

The Company’s reportable segments are reviewed separately below because each reportable segment represents a strategic business unit that offers different products and serves different markets. The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
•	Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.
•

On January 1, 2018, the Company adopted an accounting pronouncement that requires the non-service costs of the defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in an increase of $2.4 million and $3.3 million to operating income, respectively, for the years ended December 31, 2017 and 2016, from the amounts previously reported, and this increase was allocated among the segments in a method consistent with the original allocation of this expense. Segment results for the years ended December 31, 2017 and 2016 in table below have been adjusted to conform with the new presentation.

•

As described in Note 5, during the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $464.0 million related to its Business Solutions reporting unit. While the impairment was identifiable to the Business Solutions segment, it was not allocated to the segment, as it was not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

As described in Note 6, the Company incurred $60.0 million of expenses related to the NYDFS Consent Order during the year ended December 31, 2017, and expenses of $8.0 million and $601.0 million related to the Joint Settlement Agreements during the years ended December 31, 2017 and 2016, respectively. While these expenses were identifiable to the Company’s Consumer-to-Consumer segment, they were not allocated to the segment, as they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•

As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete. The Company incurred expenses related to the WU Way of $94.4 million and $20.3 million during the years ended December 31, 2017 and 2016, respectively. While certain items related to the initiative were identifiable to the Company’s segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on this business transformation initiative, see Note 4.

•	The CODM does not review total assets by segment for purposes of assessing segment performance and allocating resources. As such, the disclosure of total assets by segment has not been included below.
•	All items not included in operating income are excluded from the segments.

The following tables present the Company’s reportable segment results for the years ended December 31, 2018, 2017 and 2016, respectively (in millions):

	Year Ended December 31,
	2018	2017	2016
Revenues:
Consumer-to-Consumer	$4,453.6	$4,354.5	$4,304.6
Business Solutions	386.8	383.9	396.0
Other (a)	749.5	785.9	722.3
Total consolidated revenues	$5,589.9	$5,524.3	$5,422.9
Operating income:
Consumer-to-Consumer	$1,048.2	$1,004.2	$1,011.3
Business Solutions	23.4	13.8	21.3
Other (a)	50.5	84.2	75.7
Total segment operating income	1,122.1	1,102.2	1,108.3
Goodwill impairment charge (Note 5)	—	(464.0)	—
NYDFS Consent Order (Note 6)	—	(60.0)	—
Joint Settlement Agreements (Note 6)	—	(8.0)	(601.0)
Business transformation expenses (Note 4)	—	(94.4)	(20.3)
Total consolidated operating income	$1,122.1	$475.8	$487.0

(a)	Other consists primarily of the Company’s bill payments businesses in the United States and Argentina.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2018	2017	2016
Depreciation and amortization:
Consumer-to-Consumer	$189.9	$183.0	$183.5
Business Solutions	41.9	42.5	50.8
Other	32.9	37.4	28.9
Total consolidated depreciation and amortization	$264.7	$262.9	$263.2

Capital expenditures:
Consumer-to-Consumer	$273.8	$120.2	$167.7
Business Solutions	11.9	8.8	11.4
Other	53.3	48.1	50.7
Total capital expenditures	$339.0	$177.1	$229.8

The geographic split of revenue below for the Consumer-to-Consumer and Business Solutions segments and Other is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of “Property and equipment, net,” are presented based upon the location of the assets.

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, each individual agent or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Revenue:
United States	$2,126.2	$2,159.0	$2,091.5
International	3,463.7	3,365.3	3,331.4
Total	$5,589.9	$5,524.3	$5,422.9
Long-lived assets:
United States	$207.4	$156.8	$174.0
International	63.0	57.4	46.5
Total	$270.4	$214.2	$220.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2018 and 2017 were as follows (in millions, except per share data):

					Year Ended
					December 31,
2018 by Quarter:	Q1	Q2	Q3	Q4	2018
Revenues	$1,389.4	$1,411.1	$1,387.8	$1,401.6	$5,589.9
Expenses	1,124.5	1,127.5	1,085.2	1,130.6	4,467.8
Operating income	264.9	283.6	302.6	271.0	1,122.1
Other expense, net	30.4	28.1	36.2	36.0	130.7
Income before income taxes	234.5	255.5	266.4	235.0	991.4
Provision for income taxes (a)	20.9	37.9	57.8	22.9	139.5
Net income	$213.6	$217.6	$208.6	$212.1	$851.9
Earnings per share:
Basic	$0.46	$0.48	$0.47	$0.48	$1.89
Diluted	$0.46	$0.47	$0.46	$0.48	$1.87
Weighted-average shares outstanding:
Basic	460.3	457.2	446.8	442.9	451.8
Diluted	463.6	459.6	449.0	445.4	454.4

					Year Ended
					December 31,
2017 by Quarter:	Q1	Q2	Q3	Q4	2017
Revenues	$1,302.4	$1,378.9	$1,404.7	$1,438.3	$5,524.3
Expenses (b) (c) (d) (e)	1,062.3	1,163.5	1,132.5	1,690.2	5,048.5
Operating income/(loss) (e)	240.1	215.4	272.2	(251.9)	475.8
Other expense, net (e)	27.0	31.0	33.0	37.3	128.3
Income/(loss) before income taxes	213.1	184.4	239.2	(289.2)	347.5
Provision for income taxes (f)	51.4	17.9	3.6	831.7	904.6
Net income/(loss)	$161.7	$166.5	$235.6	$(1,120.9)	$(557.1)
Earnings/(loss) per share:
Basic	$0.34	$0.35	$0.51	$(2.44)	$(1.19)
Diluted	$0.33	$0.35	$0.51	$(2.44)	$(1.19)
Weighted-average shares outstanding:
Basic	479.8	469.4	462.8	459.6	467.9
Diluted	483.4	472.0	465.4	459.6	467.9

(a)

Includes ($6.0 million), ($6.2 million), $26.6 million, and $8.1 million in the first, second, third, and fourth quarters, respectively, of adjustments related to the Tax Act, as further described in Note 11.

(b)	Includes a goodwill impairment charge of $464.0 million in the fourth quarter related to the Company’s Business Solutions reporting unit. For more information, see Note 5.
(c)

Includes a $49.0 million accrual in the second quarter and an $11.0 million accrual in the fourth quarter as a result of the NYDFS Consent Order, and an additional $8.0 million of expenses in the third quarter related to the independent compliance auditor required pursuant to the terms of the Joint Settlement Agreements, as described further in Note 6.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)

Includes $14.3 million, $35.0 million, $9.9 million, and $35.2 million in the first, second, third, and fourth quarters, respectively, of expenses related to business transformation. For more information, see Note 4.

(e)

On January 1, 2018, the Company adopted an accounting pronouncement that requires the non-service costs of a defined benefit pension plan to be presented outside a subtotal of income from operations, with adoption retrospective for periods previously presented. The adoption of this standard resulted in an increase of $0.6 million to operating income/(loss) and decreases to operating expenses and other expense, net in the first, second, third and fourth quarters for the year ended December 31, 2017, respectively, from the amounts previously reported. Refer to Note 2 for further information.

(f)

Includes an estimated $828.0 million in the fourth quarter of 2017 related to the enactment of the Tax Act into United States law, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. As discussed in Note 11, during the fourth quarter of 2018, the Company completed its accounting for the Tax Act’s impacts that were provisionally estimated as of December 31, 2017.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2018 and 2017 and Condensed Statements of Income/(Loss) and Comprehensive Income/(Loss) and Condensed Statements of Cash Flows for each of the three years in the period ended December 31, 2018.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$0.2	$1.0
Property and equipment, net of accumulated depreciation of $33.5 and $28.5, respectively	107.3	33.9
Other assets	48.6	34.2
Investment in subsidiaries	5,665.5	7,236.2
Total assets	$5,821.6	$7,305.3

Liabilities and Stockholders’ Deficit
Liabilities:
Accounts payable and accrued liabilities	$100.2	$74.6
Income taxes payable	727.0	887.0
Payable to subsidiaries, net	1,869.6	3,800.8
Borrowings	3,433.7	3,033.6
Other liabilities	0.9	0.7
Total liabilities	6,131.4	7,796.7
Stockholders’ deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 441.2 shares and 459.0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	4.4	4.6
Capital surplus	755.6	697.8
Accumulated deficit	(838.8)	(965.9)
Accumulated other comprehensive loss	(231.0)	(227.9)
Total stockholders’ deficit	(309.8)	(491.4)
Total liabilities and stockholders’ deficit	$5,821.6	$7,305.3

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2018	2017	2016
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Interest income	—	—	—
Interest expense	(197.6)	(177.0)	(168.1)
Other expense	(1.0)	(0.6)	—
Loss before equity in losses of affiliates and income taxes	(198.6)	(177.6)	(168.1)
Equity in earnings/(losses) of affiliates, net of tax	997.2	(436.1)	357.1
Income tax benefit	53.3	56.6	64.2
Net income/(loss)	851.9	(557.1)	253.2
Other comprehensive income, net of tax	1.6	2.1	2.3
Other comprehensive income/(loss) of affiliates, net of tax	26.7	(67.2)	(21.2)
Comprehensive income/(loss)	$880.2	$(622.2)	$234.3

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$539.1	$(605.0)	$192.0
Cash flows from investing activities
Purchases of property and equipment and other	(78.9)	(0.7)	(5.9)
Capital contributed to/(distributions received from) subsidiaries, net	(456.3)	307.3	(7.3)
Net cash provided by/(used in) investing activities	(535.2)	306.6	(13.2)
Cash flows from financing activities
Advances from subsidiaries, net	345.5	868.3	1,024.0
Net proceeds from commercial paper	125.0	—	—
Net proceeds from issuance of borrowings	685.4	746.2	575.0
Principal payments on borrowings	(414.4)	(500.0)	(1,000.0)
Proceeds from exercise of options and other	7.9	13.0	35.0
Cash dividends paid	(341.7)	(325.6)	(312.2)
Common stock repurchased	(412.4)	(502.8)	(501.6)
Net cash provided by/(used in) financing activities	(4.7)	299.1	(179.8)
Net change in cash and cash equivalents	(0.8)	0.7	(1.0)
Cash and cash equivalents at beginning of year	1.0	0.3	1.3
Cash and cash equivalents at end of year	$0.2	$1.0	$0.3
Supplemental cash flow information:
Non-cash investing activity, capital contribution to subsidiary (Note 3)	$—	$916.0	$591.0
Non-cash financing activity, distribution of note from subsidiary (Note 3)	$2,256.1	$80.3	$—

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

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $365 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent’s subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

3. Related Party Transactions

All transactions described below are with subsidiaries of the Parent. The Parent has issued multiple promissory notes payable to its 100% owned subsidiary First Financial Management Corporation (“FFMC”) in exchange for funds distributed to the Parent. All notes pay interest at a fixed rate, may be repaid at any time without penalty and are included within “Payable to subsidiaries, net” in the Condensed Balance Sheets. These promissory notes are as follows:

	Amount (in		Interest Rate (per
Date Issued	millions)	Due Date	annum)
January 1, 2017	$158.8	September 30, 2019	0.96%
March 1, 2017 (a)	$65.5	November 30, 2019	1.01%
March 1, 2018 (a)	$88.5	November 30, 2020	1.96%
April 1, 2018 (a)	$273.0	December 31, 2020	2.12%
June 1, 2018 (a)	$229.6	February 28, 2021	2.34%

(a)	This note refinanced a note originally issued on a prior date.

On August 2, 2014, the Parent entered into a credit agreement (the “Facility”) with its 100% owned subsidiary Custom House Holdings (USA), Ltd., which expires August 2, 2034, providing for unsecured financing facilities in an aggregate amount of $700.0 million. As of December 31, 2018 and 2017, borrowings outstanding under the Facility were $12.3 million and $232.6 million, respectively. The interest rate applicable for outstanding borrowings under the Facility is the six-month LIBOR rate set on the first day of the calendar year, which was 2.87% and 1.84% as of December 31, 2018 and 2017, respectively. Outstanding borrowings under the Facility are included within “Payable to subsidiaries, net” in the Condensed Balance Sheets as of December 31, 2018 and 2017.

On November 8, 2015, the Parent entered into a Revolving Credit Facility agreement (the “Revolver”) with its 100% owned subsidiary RII Holdings, Inc, which expires on November 8, 2035, providing for unsecured financing facilities in an aggregate amount of $3.0 billion. As of December 31, 2018 and 2017, borrowings outstanding under the Revolver were $914.6 million and $2.6 billion, respectively. The interest rate applicable for outstanding borrowings under the Revolver is the six-month LIBOR rate set on the first day of the calendar year, which was 2.87% and 1.84% as of December 31, 2018 and 2017, respectively. Outstanding borrowings under the Revolver are included within “Payable to subsidiaries, net” in the Condensed Balance Sheets as of December 31, 2018 and 2017. During the year ended December 31, 2018, significant amounts of the outstanding balances were repaid by means of non-cash distributions by the Parent’s subsidiaries.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

The Parent files its United States federal consolidated income tax return on its and certain of its affiliates’ behalf. Accordingly, the Parent has recorded income taxes payable on behalf of its subsidiaries, and these income taxes payable were significant in the years ended December 31, 2018 and 2017 due to the enactment of the Tax Act into United States law. Effective as of December 31, 2017, the Parent made a non-cash capital contribution of $916.0 million to a subsidiary that was subject to the taxation of certain previously undistributed earnings of its foreign subsidiaries under the Tax Act, and this contribution is reflected as a non-cash investing activity in the Condensed Statements of Cash Flows.

The Parent agreed to fund certain payments related to the Joint Settlement Agreements on behalf of its subsidiaries. As of December 31, 2017, these amounts have been paid and are reflected in operating activities in the Condensed Statements of Cash Flows. As of December 31, 2016, $591.0 million increased the Parent’s investment in its subsidiaries,  and was reflected as a non-cash investing activity in the Condensed Statements of Cash Flows.

On November 30, 2017, FFMC distributed a promissory note owed by the Parent in the amount of $80.3 million, and this distribution to the Parent is reflected as a non-cash financing activity in the Condensed Statements of Cash Flows in the year ended December 31, 2017.

Excess cash generated from operations of the Parent’s subsidiaries that is not required to meet certain regulatory requirements may be periodically distributed to the Parent in the form of a distribution, although the amounts of such distributions may vary from year to year.

The Parent files a consolidated United States federal income tax return, and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent’s provision for income taxes has been computed as if it were a separate tax-paying entity.

4. Commitments and Contingencies

The Parent had $89.6 million in outstanding letters of credit and bank guarantees as of December 31, 2018 with expiration dates through 2020. The letters of credit and bank guarantees are primarily held in connection with certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

The Parent leases certain real properties for use as administrative and sales offices, including the Parent’s corporate headquarters. The rent expense associated with these operating leases has been allocated to its subsidiaries for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, the minimum aggregate rental commitments under all non-cancelable operating leases entered into by the Parent were as follows (in millions):

Year Ending December 31,
2019	$13.1
2020	14.2
2021	13.9
2022	13.7
2023	13.7
Thereafter	84.9
Total future minimum lease payments	$153.5

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2018, which is the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on Western Union’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934), and the related Report of Independent Registered Public Accounting Firm, are set forth under Item 8 of this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during our most recently completed fiscal quarter covered by this Annual Report on Form 10‑K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

The Western Union Company Senior Executive Performance Incentive Plan

On February 20, 2019, the Compensation and Benefits Committee of the Board of Directors of the Company (the “Compensation Committee”) adopted The Western Union Company Senior Executive Performance Incentive Plan (the “Incentive Plan”). The Incentive Plan replaces The Western Union Company Senior Executive Annual Incentive Plan.  The following paragraph provides a summary of certain terms of the Incentive Plan. The Incentive Plan is set forth in its entirety as Exhibit 10.21 to this Annual Report on Form 10-K and is incorporated herein by reference.

The Incentive Plan provides for cash incentive awards to executive officers and other key employees based on the achievement of performance goals for performance periods commencing on or after January 1, 2019. All executive officers and other key employees of the Company are eligible to be designated for participation in the Incentive Plan. The Compensation Committee administers the Incentive Plan and will designate the eligible employees who will participate in the Incentive Plan for a specified performance period and the applicable performance goals and payment terms with respect to each performance period.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10‑K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal 1—Election of Directors,” “Board of Directors Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2019 annual meeting of stockholders.

Code of Ethics

The Company’s Directors’ Code of Conduct, Code of Ethics for Senior Financial Officers, Procedure for Accounting and Auditing Concerns, Professional Conduct Policy for Attorneys, and the Code of Conduct are available without charge through the “Corporate Governance” portion of the Company’s website, www.westernunion.com, or by writing to the attention of: Investor Relations, The Western Union Company, 7001 East Belleview Avenue, Denver, Colorado 80237. In the event of an amendment to, or a waiver from, the Company’s Code of Ethics for Senior Financial Officers, the Company intends to post such information on its website, www.westernunion.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2019 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10‑K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2019 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” and “Certain Transactions and Other Matters” of our definitive proxy statement for the 2019 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 3—Ratification of Selection of Auditors” of our definitive proxy statement for the 2019 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K);
2.	Financial Statement Schedule (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K);
3.	The exhibits listed in the “Exhibit Index” attached to this Annual Report on Form 10‑K.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8‑K filed on October 3, 2006 and incorporated herein by reference thereto).

3.1

Amended and Restated Certificate of Incorporation of The Western Union Company, as amended on May 18, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on form 8‑K filed on May 22, 2018 and incorporated herein by reference thereto).

3.2

By-Laws of The Western Union Company, as amended on December 6, 2018 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8‑K filed on December 11, 2018 and incorporated herein by reference thereto).

4.1

Indenture, dated as of September 29, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on October 2, 2006 and incorporated herein by reference thereto).

4.2

Supplemental Indenture, dated as of September 29, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8‑K filed on October 2, 2006 and incorporated herein by reference thereto).

4.3

Second Supplemental Indenture, dated as of November 17, 2006, among The Western Union Company, First Financial Management Corporation and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8‑K filed on November 20, 2006 and incorporated herein by reference thereto).

4.4

Third Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10‑K filed on February 26, 2008 and incorporated herein by reference thereto).

4.5

Indenture, dated as of November 17, 2006, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on November 20, 2006 and incorporated herein by reference thereto).

4.6	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S‑4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.7	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on June 21, 2010 and incorporated herein by reference thereto).

4.8	Form of 5.253% Note due 2020 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S‑4 filed on August 5, 2010 and incorporated herein by reference thereto).

4.9

Supplemental Indenture, dated as of September 6, 2007, among The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10‑K filed on February 26, 2008 and incorporated herein by reference thereto).

4.10	Form of 3.350% Note due 2019 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on November 22, 2013 and incorporated herein by reference thereto).

4.11	Form of Floating Rate Note due 2019 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on August 22, 2017 and incorporated herein by reference thereto).

4.12	Form of 3.600% Note due 2022 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on March 15, 2017 and incorporated herein by reference thereto).

4.13	Form of 3.600% Note due 2022 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed on August 22, 2017 and incorporated herein by reference thereto).

4.14	Form of 4.250% Note due 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on June 11, 2018 and incorporated herein by reference thereto).

10.1

Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on October 3, 2006 and incorporated herein by reference thereto).

10.2

Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on October 3, 2006 and incorporated herein by reference thereto).

10.3

Transition Services Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed on October 3, 2006 and incorporated herein by reference thereto).

10.4

Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (filed as Exhibit 10.4 to the Company’s Current Report on Form 8‑K filed on October 3, 2006 and incorporated herein by reference thereto).

10.5

Settlement Agreement, dated as of February 11, 2010, by and between Western Union Financial Services, Inc. and the State of Arizona (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on February 16, 2010 and incorporated herein by reference thereto).

10.6

Order Tolling Time Frames and Extending Benefits and Obligations of Settlement Agreement issued June 14, 2013 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on August 7, 2013 and incorporated herein by reference thereto).

10.7

Order Tolling Time Frames and Extending Benefits and Obligations of Settlement Agreement issued October 28, 2013 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on October 29, 2013 and incorporated herein by reference thereto).

10.8

Order Tolling Time Frames and Extending Benefits and Obligations of Settlement Agreement issued December 19, 2013 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on December 19, 2013 and incorporated herein by reference thereto).

10.9

Settlement Agreement Amendment issued January 31, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on February 3, 2014 and incorporated herein by reference thereto).

10.10

Order Granting Stipulated Motion to Modify Amendment to Settlement Agreement issued March 14, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).

10.11

Order Granting Stipulated Motion to Extend Deadline for Separate Agreements issued April 14, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).

10.12

Order Granting Stipulation to Extend Time for Production of Data issued October 17, 2014 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on October 30, 2014 and incorporated herein by reference thereto).

10.13

Order Granting Stipulated Motion to Extend Time for Monitor Evaluation issued January 22, 2016 by The Honorable Warren Granville, Maricopa County Superior Court Judge (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10‑K filed on February 19, 2016 and incorporated herein by reference thereto).

10.14

Amended and Restated Credit Agreement, dated as of December 18, 2018, among The Western Union Company, the banks named therein, as lenders, Citibank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association, in their respective capacities as Issuing Lenders, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Barclays Bank PLC, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Documentation Agents, and Citibank, N.A., as Administrative Agent for the banks thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference thereto).

10.15

Amended and Restated Term Loan Agreement, dated as of December 18, 2018, among The Western Union Company, the banks named therein, as lenders, Citibank, N.A., Mizuho Bank (USA), U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, Banco Bilbao Vizcaya Argentaria, S.A., New York Branch, Barclays Bank PLC, Fifth Third Bank, KeyBank National Association, PNC Bank, National Association and The Bank of Nova Scotia, as Documentation Agents, and Bank of America, N.A., as Administrative Agent for the banks thereunder (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference thereto).

10.16

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (file no. 001‑32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.17

The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective July 28, 2015 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10‑K filed on February 19, 2016 and incorporated herein by reference thereto).*

10.18

The Western Union Company 2006 Long-Term Incentive Plan, as amended and restated on January 31, 2014 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.19

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective January 31, 2014 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.20

The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.21	The Western Union Company Senior Executive Performance Incentive Plan, Established February 20, 2019.*

10.22

The Western Union Company Grandfathered Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10‑K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.23

Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10‑K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.24

Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10‑K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.25

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.26

Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.27

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.28

Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10‑Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.29

Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.30

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10‑K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.31

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10‑K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.32

Employment Contract, dated as of November 9, 2009, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10‑K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.33

First Amendment to Employment Contract and Expatriate Letter Agreement, dated as of October 7, 2010, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10‑Q filed on November 5, 2010 and incorporated herein by reference thereto).*

10.34

Expatriate Letter Agreement, dated as of January 4, 2012, between Western Union, LLC and Rajesh K. Agrawal (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10‑K filed on February 24, 2012 and incorporated herein by reference thereto).*

10.35

Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.36

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.37

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.38	Form of Award Agreement Under The Western Union Company Senior Executive Performance Incentive Plan.*

10.39

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.40

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.41

Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.42

Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.43

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.44

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.45

The Western Union Company 2015 Long-Term Incentive Plan, as amended and restated on February 21, 2018 (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 22, 2018 and incorporated herein by reference thereto).*

10.46

Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.47

Form of Nonqualified Stock Option Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.48	The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective April 1, 2018.*

10.49

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.50

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.51

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (United Arab Emirates) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.52

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.53

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10‑Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.54

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10‑Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.55

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.56

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.57

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (United Arab Emirates) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.58

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.59

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.60

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.61

Deferred Prosecution Agreement dated January 19, 2017 by and between The Western Union Company, the United States Department of Justice, and the United States Attorney’s Offices for the Eastern and Middle Districts of Pennsylvania, the Central District of California, and the Southern District of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.62

Stipulated Order for Permanent Injunction and Final Judgment dated January 19, 2017 by and between The Western Union Company and the United States Federal Trade Commission (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.63

Consent to the Assessment of Civil Money Penalty dated January 19, 2017 by and between Western Union Financial Services, Inc. and the Financial Crimes Enforcement Network of the United States Department of Treasury (filed as Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.64

Final Order Accepting Monitor’s Final Report of the Secondary Recommendations Term and Concluding Matter Issued June 9, 2017 by the Honorable Warren Granville, Maricopa County Superior Court Judge (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on June 12, 2017 and incorporated by reference thereto).

10.65	Form of Nonqualified Stock Option Grant Award Agreement for Non-US Section 16 Officer under The Western Union Company 2015 Long-Term Incentive Plan.*

10.66	Form of Restricted Stock Unit Award Agreement for US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

10.67	Form of Financial Performance-Based Restricted Stock Unit Award Agreement for US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

10.68	Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

10.69	Form of Restricted Stock Unit Award Agreement for Non-US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

10.70	Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

10.71	Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for Non-US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

14	The Western Union Company Code of Ethics for Senior Financial Officers, effective September 1, 2016.

21	Subsidiaries of The Western Union Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

ITEM 16. FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

February 21, 2019	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek	President, Chief Executive Officer and Director (Principal	February 21, 2019
Hikmet Ersek	Executive Officer)

/s/ Raj Agrawal	Executive Vice President, Chief Financial Officer and Global	February 21, 2019
Raj Agrawal	Operations (Principal Financial Officer)

/s/ Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller	February 21, 2019
Amintore T.X. Schenkel	(Principal Accounting Officer)

/s/ Jeffrey A. Joerres	Non-Executive Chairman of the Board of Directors	February 21, 2019
Jeffrey A. Joerres

/s/ Martin I. Cole	Director	February 21, 2019
Martin I. Cole

/s/ Richard A. Goodman	Director	February 21, 2019
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 21, 2019
Betsy D. Holden

/s/ Roberto G. Mendoza	Director	February 21, 2019
Roberto G. Mendoza

/s/ Michael A. Miles, Jr.	Director	February 21, 2019
Michael A. Miles, Jr.

/s/ Robert W. Selander	Director	February 21, 2019
Robert W. Selander

/s/ Angela A. Sun	Director	February 21, 2019
Angela A. Sun

/s/ Frances Fragos Townsend	Director	February 21, 2019
Frances Fragos Townsend

/s/ Solomon D. Trujillo	Director	February 21, 2019
Solomon D. Trujillo